Form 10-Q
period 1997-06-30
SILVERLEAF RESORTS INC
filed 1997-08-12
CIK 1033032

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to __________________

Commission file number:  001-13003


                            SILVERLEAF RESORTS, INC.
             (Exact name of registrant as specified in its charter)

          Texas                                      75-2259890
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


                        1221 Riverbend Drive, Suite 120
                              Dallas, Texas 75247
          (Address of principal executive offices, including zip code)


                                  214-631-1166
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

      Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of August 11, 1997: 11,311,517

                            SILVERLEAF RESORTS, INC.

                                     INDEX

                                                                                                            Page
                                                                                                          --------
PART I.      FINANCIAL INFORMATION  (Unaudited)

Item 1.      Condensed consolidated statements of income for the three months ended June 30, 1997
             and 1996......................................................................................    1

             Condensed consolidated statements of income for the six months ended June 30, 1997
             and 1996......................................................................................    2

             Condensed consolidated balance sheets as of June 30, 1997 and
             December 31, 1996.............................................................................    3

             Condensed consolidated statement of shareholders' equity for the six months ended
             June 30, 1997.................................................................................    4

             Condensed consolidated statements of cash flows for the six
             months ended June 30, 1997 and 1996...........................................................    5

             Notes to the condensed consolidated financial statements......................................  6-7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......... 8-12

PART II.     OTHER INFORMATION

Item 5.      Other Information.............................................................................   13

Item 6.      Exhibits and reports on Form 8-K..............................................................   13

             Signatures....................................................................................   14

PART I. FINANCIAL INFORMATION (UNAUDITED)

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Three Months Ended June 30,
                                 1997 and 1996
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                           ---------------------------------------------------------------------
                                                                   June 30, 1997                      June 30, 1996
                                                           --------------------------------    ---------------------------------
                                                              Actual         Pro forma (a)        Actual         Pro forma (a)
                                                           ------------    ----------------    --------------  -----------------
REVENUES:
    Vacation Interval sales                                $    19,632      $     19,632         $    13,767      $     13,767
    Provision for uncollectible notes                           (4,069)           (4,069)             (3,544)           (3,544)
                                                           -----------      ------------         -----------      ------------
    Net Vacation Interval sales                                 15,563            15,563              10,223            10,223
    Interest income                                              2,095             2,095               1,500             1,500
    Interest income from affiliates                                 96                --                  93                --
    Management fee income                                          502               502                 556               556
    Lease income                                                   389               389                 432               432
    Other income                                                   837               837                 336               336
                                                           -----------      ------------         -----------      ------------
        Total revenues                                          19,482            19,386              13,140            13,047

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                              1,993             1,993                 964               964
    Sales and marketing                                          7,552             7,552               6,045             6,045
    Operating, general and administrative                        2,543             2,543               2,369             2,557
    Depreciation and amortization                                  454               454                 285               285
    Interest expense to affiliates                                 196                --                 216                --
    Interest expense to unaffiliated entities                    1,498               146                 896                22
                                                           -----------      ------------         -----------      ------------
        Total costs and operating expenses                      14,236            12,688              10,775             9,873
                                                           -----------      ------------         -----------      ------------
Income from continuing operations before                                              --
    income taxes                                                 5,246             6,698               2,365             3,174
Income tax expense                                               1,942             2,479                 884             1,186
                                                           -----------      ------------         -----------      ------------
INCOME FROM CONTINUING OPERATIONS                                3,304             4,219               1,481             1,988
DISCONTINUED OPERATIONS:
    Loss from operations (less applicable income taxes
        of $4 for the quarter ended June 30, 1996)                  --                --                 (13)               --
                                                           -----------      ------------         -----------      ------------
NET INCOME                                                 $     3,304      $      4,219         $     1,468      $      1,988
                                                           ===========      ============         ===========      ============

INCOME (LOSS) PER COMMON SHARE FROM:
    Continuing Operations                                  $      0.38      $       0.37         $      0.19      $       0.20
    Discontinued Operations                                         --                --                  --                --
                                                           -----------      ------------         -----------      ------------
NET INCOME PER SHARE                                       $      0.38      $       0.37         $      0.19      $       0.20
                                                           ===========      ============         ===========      ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                              8,678,550        11,311,517(b)        7,711,517        10,157,398(b)
                                                           ===========      ============         ===========      ============

-----------------------
(a) The unaudited condensed consolidated pro forma statements of income give effect to (i) the sale of 3,600,000 shares of stock at the offering price of $16 per share, in the aggregate $51.2 million, net of underwriting discounts, commissions and offering expenses; (ii) payment of all amounts due to affiliates net of amounts due from affiliates and elimination of the related interest; (iii) payment of $35.9 million of notes payable to third parties and elimination of the related interest expense; (iv) estimate of additional cost to be incurred as a public company of $750 thousand; (v) adjustment of the provision for income taxes for the effect of the pro forma adjustments; and (vi) excludes discontinued operations. The unaudited condensed consolidated pro forma statements of income are not necessarily indicative of what the actual results of operations of the Company would have been, nor do they purport to represent the Company's results of operations for future periods.

(b) As required by Staff Accounting Bulletin No. 55, the weighted average number of shares outstanding utilized in the pro forma earnings per share computations assumes (i) the historical shares, as adjusted for the stock split were outstanding for all periods presented, and (ii) an additional number of shares were outstanding only in an amount sufficient to retire the outstanding debt balances during the periods presented.

  See accompanying notes to the condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Six Months Ended June 30, 1997 and 1996
            (dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                             ----------------------------------------------------------------
                                                                      June 30, 1997                    June 30, 1996
                                                             ------------------------------    ------------------------------
                                                                  Actual       Pro forma (a)        Actual      Pro forma (a)
                                                             --------------  --------------    -------------  ---------------

REVENUES:
    Vacation Interval sales                                    $     35,402    $     35,402    $    26,357     $     26,357
    Provision for uncollectible notes                                (7,918)         (7,918)        (6,787)          (6,787)
                                                               ------------    ------------    -----------     ------------
    Net Vacation Interval sales                                      27,484          27,484         19,570           19,570
    Interest income                                                   4,028           4,028          2,812            2,812
    Interest income from affiliates                                     204               -            221                -
    Management fee income                                             1,001           1,001          1,108            1,108
    Lease income                                                        875             875            888              888
    Other income                                                      1,235           1,235            581              581
                                                               ------------    ------------    -----------     ------------
        Total revenues                                               34,827          34,623         25,180           24,959

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                                   3,215           3,215          1,188            1,188
    Sales and marketing                                              13,501          13,501         11,085           11,085
    Operating, general and administrative                             4,488           4,676          4,712            5,087
    Depreciation and amortization                                       784             784            562              562
    Interest expense to affiliates                                      422               -            444                -
    Interest expense to unaffiliated entities                         2,958             180          1,724               44
                                                               ------------    ------------    -----------     ------------
        Total costs and operating expenses                           25,368          22,356         19,715           17,966
                                                               ------------    ------------    -----------     ------------
Income from continuing operations before
    income taxes                                                      9,459          12,267          5,465            6,993
Income tax expense                                                    3,501           4,540          2,040            2,610
                                                               ------------    ------------    -----------     ------------
INCOME FROM CONTINUING OPERATIONS                                     5,958           7,727          3,425            4,383
DISCONTINUED OPERATIONS:
    Loss from operations (less applicable income taxes
        of $39 for the six months ended June 30, 1996)                    -                -          (107)               -
                                                               ------------    ------------    -----------     ------------
NET INCOME                                                     $      5,958   $       7,727    $     3,318     $      4,383
                                                               ============    ============    ===========     ============

INCOME (LOSS) PER COMMON SHARE FROM:
    Continuing Operations                                      $       0.73    $       0.69    $      0.44     $       0.44
    Discontinued Operations                                               -               -          (0.01)               -
                                                               ------------    ------------    -----------     ------------
NET INCOME PER SHARE                                           $       0.73    $       0.69    $      0.43     $       0.44
                                                               ============    ============    ===========     ============
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                   8,197,705      11,271,680(b)   7,711,517       10,015,910(b)
                                                               ============    ============    ===========     ============

-----------------------
(a) The unaudited condensed consolidated pro forma statements of income give effect to (i) the sale of 3,600,000 shares of stock at the offering price of $16 per share, in the aggregate $51.2 million, net of underwriting discounts, commissions and offering expenses; (ii) payment of all amounts due to affiliates net of amounts due from affiliates and elimination of the related interest; (iii) payment of $35.9 million of notes payable to third parties and elimination of the related interest expense; (iv) estimate of additional cost to be incurred as a public company of $750 thousand; (v) adjustment of the provision for income taxes for the effect of the pro forma adjustments; and (vi) excludes discontinued operations. The unaudited condensed consolidated pro forma statements of income are not necessarily indicative of what the actual results of operations of the Company would have been, nor do they purport to represent the Company's results of operations for future periods.

(b) As required by Staff Accounting Bulletin No. 55, the weighted average number of shares outstanding utilized in the pro forma earnings per share computations assumes (i) the historical shares, as adjusted for the stock split were outstanding for all periods presented, and (ii) an additional number of shares were outstanding only in an amount sufficient to retire the outstanding debt balances during the periods presented.

  See accompanying notes to the condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                          June 30,   December 31,
                                                                            1997         1996
                                                                          --------     --------
                                     ASSETS
Cash and equivalents                                                      $  6,200     $   973
Notes receivable, net of allowance for uncollectible notes of
    $15,487 and $11,894 at June 30, 1997 and December 31,
    1996, respectively                                                      71,488      55,794
Amounts due from affiliates                                                  1,905       6,237
Inventory                                                                   11,657      10,300
Land, equipment and utilities, net                                          14,390      12,633
Land held for sale                                                             466         466
Prepaid and other assets                                                     3,485       2,860
Net assets of discontinued operations                                        1,145       1,589
                                                                          --------     -------
        Total Assets                                                      $110,736     $90,852
                                                                          ========     =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                 $  3,505     $ 3,156
    Amounts due to affiliates                                                   --      14,765
    Unearned revenues                                                        1,598       1,790
    Income taxes payable                                                     4,508       3,650
    Deferred income taxes, net                                               7,506       4,843
    Notes payable and capital lease obligations                             15,856      41,986
                                                                          --------     -------
        Total Liabilities                                                   32,973      70,190

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common Stock, par value $0.01 per share,
    100,000,000 shares authorized, 11,311,517 and 7,711,517 shares issued and outstanding at June 30, 1997 and December 31,
        1996, respectively                                                     113          77
    Additional paid-in capital                                              64,577      13,470
    Retained earnings                                                       13,073       7,115
                                                                          --------     -------
        Total Shareholders' Equity                                          77,763      20,662
                                                                          --------     -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $110,736     $90,852
                                                                          ========     =======


See accompanying notes to the condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   (dollars in thousands, except share data)
                                  (Unaudited)

                                                   Common Stock
                                     ------------------------------------------
                                       Number of        $0.01      Additional
                                        Shares           Par        Paid-in      Retained
                                        Issued          Value       Capital      Earnings        Total
                                     --------------  ------------ ------------- ------------  ------------

January 1, 1997                           7,711,517  $         77 $      13,470 $      7,115  $     20,662

Issuance of common stock                  3,600,000            36        51,107            -        51,143

Net income                                        -             -             -        5,958         5,958
                                     --------------  ------------ ------------- ------------  ------------

June 30, 1997                            11,311,517  $        113 $      64,577 $     13,073    $   77,763
                                     ==============  ============ ============= ============  ============




  See accompanying notes to the condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               -----------------------------
                                                                                                   1997           1996
                                                                                               -------------- --------------


OPERATING ACTIVITIES
     Net Income                                                                                 $  5,958      $  3,318
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                784           562
        Discontinued operations                                                                      506           970
        Deferred tax provision                                                                     2,663         1,384
        Increase (decrease) in cash and equivalents from changes in assets and liabilities:
          Amounts due from affiliates                                                              4,332          (272)
          Inventory                                                                               (1,357)       (2,569)
          Prepaid and other assets                                                                  (625)         (119)
          Accounts payable and accrued expenses                                                      349           312
          Amounts due to affiliates                                                                   24           301
          Unearned revenues                                                                         (192)          511
          Income taxes payable                                                                       858           656
                                                                                                --------      --------
             Net cash provided by operating activities                                            13,300         5,054
                                                                                                --------      --------

INVESTING ACTIVITIES:
     Purchase of land, equipment and utilities                                                    (1,841)         (447)
     Notes receivable, net                                                                       (15,694)      (11,828)
                                                                                                --------      --------
             Net cash used in investing activities                                               (17,535)      (12,275)
                                                                                                --------      --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                                          15,187        10,150
     Payments on borrowings to unaffiliated entities                                             (42,017)       (3,544)
     Proceeds from borrowings from affiliates                                                                      100
     Payments on borrowings to affiliates                                                        (14,789)         (664)
     Proceeds from public offering                                                                51,143            --
     Discontinued operations                                                                         (62)       (1,208)
                                                                                                --------      --------
             Net cash provided by financing activities                                             9,462         4,834
                                                                                                --------      --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                    5,227        (2,387)
CASH AND EQUIVALENTS
     BEGINNING OF PERIOD                                                                             973         3,712
                                                                                                --------      --------
     END OF PERIOD                                                                              $  6,200      $  1,325
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES
     Interest paid                                                                              $  2,471      $  1,681
     Income taxes paid                                                                          $     --      $     --
     Equipment acquired under capital leases                                                    $    700      $    320



  See accompanying notes to the condensed consolidated financial statements.

                            SILVERLEAF RESORTS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in Amendment No. 3 of the Company's Registration Statement on Form S-1 (File No. 333-24273) filed with the Securities and Exchange Commission on June 6, 1997. The accounting policies used in preparing these consolidated financial statements are the same as those described in such Registration Statement on Form S-1.

NOTE 2 - EARNINGS PER SHARE

Pro forma earnings per share is calculated based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents, as if the Offering (which was consummated on June 6, 1997) had occurred at the beginning of each period. The dilutive effect of common stock equivalents was immaterial for each period presented. Options were not granted or outstanding during the year ended December 31, 1996. During the three months and six months ended June 30, 1997, options to purchase approximately 302,000 shares of the Company's common stock was granted to employees and directors of the Company, none of which was exercised during the period.

In May 1997, the Board of Directors of the Company declared a stock dividend to existing shareholders, which resulted in an increase in the number of shares of common stock outstanding. The weighted average shares outstanding for all periods presented give retroactive effect to the split of common shares.

Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the earnings per share presented.

NOTE 3 - CAPITAL TRANSACTIONS AND PUBLIC OFFERING

During the three months ended June 30, 1997, the Company consummated the offering of 3,600,000 shares of the Company's common stock (the "Offering"). The 3,600,000 shares of the Company's common stock were sold at the Offering at a price of $16 per share. The net proceeds from the Offering, after the deduction of the related issuance costs, amounted to approximately $51.2 million.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 1997, the Company paid off affiliate debt and accrued interest totaling $14.6 million and received payment of $4.7 million of affiliate notes receivable and accrued interest. The payment to affiliates was made with funds from the Offering. On the condensed consolidated balance sheet dated June 30, 1997, the remaining due from affiliates relates to the Master Club and the various homeowners' associations.

NOTE 5 - STOCK PLAN ADOPTED

The Company has established a stock option plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan provides for the award to directors, officers, and key employees of nonqualified stock options and provides for the grant to salaried key employees of incentive stock options. Nonqualified options will provide for the right to purchase Common Stock at a specified price which may be less than fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the board of directors of the Company. The Company has reserved 1,100,000 shares of common stock for issuance pursuant to the Company's 1997 Stock Option Plan. During the three months ended June 30, 1997, 302,000 options were granted as part of the 1997 Stock Option Plan. The options are exercisable over a four year period at $16.00 per share.

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations related to continuing operations at June 30, 1997, and December 31, 1996, consist of the following:

                                                                                     June 30,           December 31,
                                                                                       1997                 1996
                                                                                 ----------------    -----------------
$25 million revolving loan agreement, which contains certain financial covenants, due January 2, 2001, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as collateral for the note, at an interest rate as defined in the agreement
(10.53% at June 30, 1997 ......................................................       $3,155               $20,139

$12 million revolving loan agreement which contains certain financial covenants, due May 8, 2003, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as collateral for
the note, at an interest rate of Base plus 2.75% (11.25% at June 30, 1997).....        4,958                 6,004

$7.5 million revolving line of credit, which contains certain financial covenants, due December 31, 1999, secured by certain assets of the Company,
with monthly interest payments at Base plus 2.75% (11.25% at June 30, 1997)....          714                 4,000

$40 million revolving loan agreement, which contains certain financial covenants, due October 9, 1998, principal and interest payable from the proceeds obtained from timeshare notes receivable pledged as collateral for the
note, at an interest rate of LIBOR plus 4% (9.72% at June 30, 1997)............        1,706                   278

$15 million revolving loan agreement which contains certain financial covenants, due November 30, 2002, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as
collateral for the note, at an interest rate of Prime plus 2%..................        2,794                 4,279

$5.4 million note payable, which contains certain financial covenants, due
October 9, 1999, secured by certain assets of the Company, interest only payments due through April 1, 1998, with payments of principal and interest due
monthly thereafter until maturity, at an interest rate of Prime plus 2%........           --                 5,201

Various notes, due from November, 1997, through October, 2002, collateralized
by various assets with interest rates ranging from 6% to 11 %..................          874                 1,022
                                                                                 ----------------    -----------------

            Total notes payable                                                       14,201                40,923

Capital lease obligations                                                              1,655                 1,063
                                                                                 ----------------    -----------------

            Total Notes payable and capital lease obligations                        $15,856               $41,986
                                                                                 ================    =================

Prime rate at June 30, 1997 was 8.5%. Substantially all assets of the Company are pledged as collateral.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed under "Risk Factors" in the final prospectus which is a part of the Company's Registration Statement on Form S-1 (No. 333-24273) which is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                              -----------------------------  ----------------------------
                                                                  1997           1996            1997           1996
                                                              -------------- --------------  -------------- -------------
As a percentage of Total Revenues:
    Vacation Interval sales                                          100.8%         104.8%          101.7%        104.7%
    Less provision for uncollectible notes                           -20.9%         -27.0%          -22.8%        -26.9%
    Net Vacation Interval sales                                       79.9%          77.8%           78.9%         77.8%
    Interest income                                                   11.2%          12.1%           12.2%         12.0%
    Management fee income                                              2.6%           4.2%            2.9%          4.4%
    Lease income                                                       2.0%           3.3%            2.5%          3.5%
    Other income                                                       4.3%           2.6%            3.5%          2.3%
    Total revenues                                                   100.0%         100.0%          100.0%        100.0%
As a percentage of Vacation Interval sales:
    Provision for uncollectible notes                                -20.7%         -25.7%          -22.4%        -25.8%
    Cost of Vacation Interval sales                                   10.2%           7.0%            9.1%          4.5%
    Sales and marketing                                               38.5%          43.9%           38.1%         42.1%
As a percentage of Interest Income
    Interest expense                                                  77.3%          69.8%           79.9%         71.5%
As a percentage of Total Revenues:
    Operating, general and administrative                             13.1%          18.0%           12.9%         18.7%
    Depreciation and amortization                                      2.3%           2.2%            2.3%          2.2%
    Total costs and expenses                                          73.1%          82.0%           72.8%         78.3%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996. Revenues in the second quarter 1997 were $19.5 million, representing a $6.4 million or 48.3% increase over revenues of $13.1 million in the second quarter of 1996. The increase was primarily due to a $5.3 million increase in net sales of Vacation Intervals, a $0.6 million increase in interest income and a $0.5 million increase in other income. The strong increase in Vacation Interval revenues resulted from the Company's increased telemarketing capacity and sales force and enhanced lead generation methods.

In the second quarter of 1997, the number of vacation intervals sold, exclusive of upgraded Vacation Intervals, increased 18.9% to 2,116 from 1,779 in the same period of 1996, and the average price per interval increased 21.1% to $9,278 from $7,663. Total interval sales in the second quarter of 1997 included 552 biennial intervals (counted as 276 Vacation Intervals) compared to none in the same period of 1996. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals and biennial intervals (whose sales price is more than half of an annual interval). In addition the Company has increased revenues generated from sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf Owners. Upgrade sales accounted for 21.0% of Vacation Interval sales for the second quarter of 1997 compared to 14.5% of the second quarter 1996.

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 20.7% for the second quarter of 1997 from 25.7% during the same time period of 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts resulting in fewer delinquencies.

Interest income increased 37.6% to $2.2 million for the quarter ended June 30, 1997, from $1.6 million for the quarter ended June 30, 1996. This increase is due to a higher average receivable balance during the three months ended June 30, 1997 compared to June 30, 1996.

Management fee income decreased 9.7% to $502 thousand in the second quarter of 1997 from $556 thousand for the same period in the prior year. The Company receives a management fee from Master Club, the entity which has contracted to manage the Company's existing resorts. The decrease in management fee income was primarily the result of the Master Club's net income being reduced by on going maintenance and refurbishment expenditures incurred as part of the Master Club's continuing facility improvement program and increased operating costs.

Lease income, which relates to the Company's starter program, decreased 9.8% to $389 thousand for the second quarter of 1997 compared to $432 thousand for the second quarter of 1996. The decrease resulted from the Company's efforts to market a lower cost biennial usage vacation interval product as an alternative to its starter program.

Other income increased 149% to $837 thousand for the quarter ended June 30, 1997, from $336 thousand for the quarter ended June 30, 1996. This increase was due primarily to a higher usage fee and higher water and sewer income from resort utility operations, as well as receipt of $216 thousand relating to a claim filed with the FDIC.

Cost of sales as a percentage of gross Vacation Interval sales increased to 10.2% in the second quarter of 1997 from 7.0% in the same period of 1996. The increase is due to a decline in the volume of sales of Vacation Intervals with a low cost basis. Cost of sales for the second quarter of 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf owners. The Company anticipates that the number of intervals acquired form Silverleaf owners in 1997 will be lower than the number in 1996. Additionally, the Company continues to deplete its inventory of other low cost intervals. As a result of these factors and the Company's extensive construction program to build new inventory, the cost of sales average is expected to increase in the future.

Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 38.5% for the second quarter of 1997 from 43.9% for the second quarter of 1996. This decline is due mainly to the efficiencies resulting form the Company's telemarketing and sales force areas and economies of scale realized from higher sales volumes. The reduction can also be attributed to an increase in upgrade sales which typically require less sales effort and cost.

Operating, general and administrative expenses as a percentage of total revenues declined to 13.1% during the second quarter of 1997 from 18.0% for the same quarter of 1996. The decrease was due to efficiencies realized from higher sales volumes. Overall, operating, general and administrative expenses increased $174,000 for the three months ended June 30, 1997 compared to the same period in the prior year. The increase occurred primarily in payroll and related expenses.

Interest expense as a percentage of interest income increased to 77.3% for the quarter ended June 30, 1997 from 69.8% for the quarter ended June 30, 1996. This increase was due to higher borrowing costs during the second quarter, mostly attributable to an increase in outstanding indebtedness during the second quarter of 1997 compared to the second quarter of 1996. As a result of the funds received from the Company's initial public offering completed during the second quarter of 1997 being used to pay down debt balances, lower interest expense is expected in the third quarter of 1997.

Depreciation and amortization expense as a percentage of total revenue remained relatively unchanged at 2.3% for the second quarter of 1997 versus 2.2% for the second quarter of 1996.

Income from continuing operations before income taxes increased 122% to $5.2 million for the quarter ended June 30, 1997 from $2.4 million for the quarter ended June 30, 1996 as a result of the above mentioned operating results.

Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% for the second quarter of 1997 versus 37.4% for the second quarter of 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996. Revenues for the first six months of 1997 were $34.8 million, representing a $9.6 million or 38.3% increase over revenues of $25.2 million for the first six months of 1996. The increase was primarily due to a $7.9 million increase in net sales of Vacation Intervals, a $1.2 million increase in interest income and a $0.7 million increase in other income. The strong increase in Vacation Interval revenues resulted from the Company's increased telemarketing capacity and sales force and enhanced lead generation methods, as well as an increase in upgrade sales.

In the first half of 1997, the number of vacation intervals sold, exclusive of upgraded Vacation Intervals, increased 10.7% to 3,679 from 3,323 in the same period of 1996, and the average price per interval increased 21.9% to $9,623 from $7,891. Total interval sales for the first six months of 1997 included 904 biennial intervals (counted as 452 Vacation Intervals) compared to none in the same period of 1996. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals and biennial intervals (whose sales price is more than half of an annual interval). In addition the Company has increased revenues generated from sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf Owners.

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 22.4% for the first six months of 1997 from 25.8% during the same time period of 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts resulting in fewer delinquencies.

Interest income increased 39.5% to $4.2 million for the six months ended June 30, 1997, from $3.0 million for the six months ended June 30, 1996. This increase resulted from a $24.1 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales.

Management fee income decreased 9.6% to $1.0 million in the first half of 1997 from $1.1 million for the same period in the prior year. This decrease was primarily the result of the Master Club's net income being reduced by on going maintenance and refurbishment expenditures incurred as part of the Master Club's continuing facility improvement program and increased operating costs.

Lease income, which relates to the Company's starter program, remained stable at $875 thousand for the first six months of 1997 compared to $888 thousand for the first six months of 1996.

Other income increased 113% to $1.2 million for the six months ended June 30, 1997, from $581 thousand for the six months ended June 30, 1996. This increase was due primarily to a higher usage fee and higher water and sewer income from resort utility operations, as well as receipt of $216 thousand relating to a claim filed with the FDIC.

Cost of sales as a percentage of gross Vacation Interval sales increased to 9.1% in the first six months of 1997 from 4.5% in the same period of 1996. The increase is due to a decline in the volume of sales of Vacation Intervals with a low cost basis. Cost of sales for the first six months of 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf owners. The Company anticipates that the number of intervals acquired form Silverleaf owners in 1997 will be significantly lower than the number in 1996. Additionally, the Company continues to deplete its inventory of other low cost intervals. As a result of these factors and the Company's extensive construction program to build new inventory, the cost of sales average is expected to increase.

Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 38.1% for the six months ended June 30, 1997 from 42.1% for the six months ended June 30, 1996. This decline is due mainly to the efficiencies resulting form the Company's telemarketing and sales force areas and economies of scale.

Operating, general and administrative expenses as a percentage of total revenues declined to 12.9% during the first six months of 1997 from 18.7% for the same period of 1996. The decrease was due to efficiencies realized from higher sales volumes. Overall, operating, general and administrative expenses decreased $224 thousand for the six months ended June 30, 1997 compared to the same period in the prior year. The decrease occurred primarily in legal and professional fees.

Interest expense as a percentage of interest income increased to 79.9% for the six months ended June 30, 1997 from 71.5% for the six months ended June 30, 1996. This increase was due to higher borrowing costs during the second quarter, mostly attributable to an increase in outstanding indebtedness during the first six months of 1997 compared to the first six months quarter of 1996.

Depreciation and amortization expense as a percentage of total revenue remained relatively unchanged at 2.3% for the first six months of 1997 versus 2.2% for the same period of 1996.

Income from continuing operations before income taxes increased 73.1% to $9.5 million for the six months ended June 30, 1997 from $5.5 million for the six months ended June 30, 1996 as a result of the above mentioned operating results.

Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% for the first half of 1997 versus 37.3% for the first half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company generates cash primarily from the sale of Vacation Intervals, the payments on borrowings of promissory notes from Silverleaf owners, management fees, Sampler sales, and resort and utility operations. During the six months ended June 30, 1997, cash provided by operations was $13.3 million. The Company generates cash from financing sales not only by borrowing against customer notes receivable but also from the spread between interest paid on borrowings and interest received on the related customer notes receivable. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on the customer notes receivable over a long period of time, borrowing against receivables is a necessary part of normal operations.

For regular Federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until cash is received in the form of a down payment and as installment payments on customer receivables are received by the Company. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable as of June 30, 1997. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces future regular tax liability in respect of installment sales, and creates a deferred tax asset. As of June 30, 1997, the Company estimates its total liability for AMT to be approximately $4.5 million which is included in Income Taxes Payable. The Company's net operating losses, which also may be used to offset installment sale income, expire beginning 2007 through 2011. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

For the six months ended June 30, 1997 and 1996, net cash provided by financing activities was $9.5 million and $4.8 million, respectively. During the quarter ended June 30, 1997, the Company issued 3,600,000 shares of common stock in the Offering resulting in approximately $51.2 million of net proceeds. The Company has five revolving credit facilities with four lenders providing for loans of up to $96 million. Approximately $14.2 million of principal and interest related to advances under these credit facilities was outstanding at June 30, 1997. Through the six months ended June 30, 1997, the weighted average cost of funds for these borrowings was approximately 10.8%.

Uses of Cash. Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Interval sales. Net cash used in investing activities for the six months ended June 30, 1997, and June 30, 1996, was $17.5 million and
$12.3 million, respectively. The increase primarily relates to an increase in net notes receivable of $15.7 million and $11.8 million for the six month periods ended June 30, 1997 and 1996, respectively.

The Company requires funds to finance the acquisitions of property for future development and to further develop the existing resorts, as well as to make capital improvements and support current operations. During the first six months of 1997, the Company has spent $1.8 million for the development of additional roads, utilities and amenities at the existing resorts and the acquisition of telemarketing equipment. The Company is also actively seeking sites for new resorts. The Company completed a transaction on August 7, 1997, to acquire two tracts of land in Missouri and Illinois for an aggregate purchase price of approximately $2.8 million. The acquisition of the tracts of land was completed with funds generated from operations and proceeds from borrowings under the existing lines of credit. Future capital expenditures and acquisition costs will be financed through a combination of cash flow from operations and proceeds from anticipated borrowings.

Credit Facilities. At June 30, 1997, the Company had available certain revolving credit facilities for financing customer notes receivable and for construction and development activities. The net proceeds of the public offering were used to pay down a substantial amount of the outstanding indebtedness under these credit facilities. The Company intends to maintain each of the credit facilities and to utilize such facilities to finance its operations.

In accordance with its growth strategy, the Company intends to accelerate the development of the existing resorts and to acquire new properties for development. The Company intends to finance such development in part with existing credit facilities. Additional financing will be required. Any failure to renew existing credit facilities or obtain adequate financing under new facilities would have a material adverse effect on the Company's financial position, results of operations or liquidity, and could significantly reduce the Company's plans to acquire new properties and expand the existing resorts.

In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent. There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels. The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company's liquidity, operating and capital requirements for the next 12 months.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 7, 1997, the Company completed a transaction to acquire certain land and amenities located near St. Louis, Missouri, and Chicago, Illinois. The acquisition price for the two properties totaled approximately $2.8 million. Property previously under contract located near Memphis, Tennessee, the acquisition of which was contemplated as part of this transaction was determined to not meet the criteria set by the Company as part of its due diligence procedures, and as such, it was not included in the purchase transaction.

The acquisition of these properties is part of the Company's strategy to identify and acquire properties that meet its investment criteria for development as drive-to resorts. The company believes the location of the acquired property near St. Louis, Missouri, and Chicago, Illinois, are consistent with this strategy. The Company intends to begin development and construction activities at these two locations during the fourth quarter of 1997.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K

The Company has not filed any Form 8-K reports for the quarter ended June 30, 1997.

     (b) Exhibits

         10.1  Nonqualified Stock Option Agreement (David T. O'Connor)

         10.2  Incentive Stock Option Agreement (Joe W. Conner)

         10.3  Incentive Stock Option Agreement (Larry H. Fritz)

         27.1  Financial Data Schedule

         99 "Risk Factors" section excerpted from final Prospectus dated June 5, 1997 for Silverleaf Resorts, Inc. [incorporated by reference from Registrant's Form S-1 Registration Statement (No. 333-24273) and included as an Exhibit to Form 10-Q for quarter ended June 30, 1997 pursuant to Rule 12b-23(a)(3)]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997                By: /s/ ROBERT E. MEAD
                                           --------------------------------
                                                  Robert E. Mead
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:  August 12, 1997                By: /s/ JOE W. CONNER
                                           --------------------------------
                                                  Joe W. Conner
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           EXHIBIT
-------                          -------

 10.1       Nonqualified Stock Option Agreement (David T. O'Connor)

 10.2       Incentive Stock Option Agreement (Joe W. Conner)

 10.3       Incentive Stock Option Agreement (Larry H. Fritz)

 27.1       Financial Data Schedule

 99         "Risk Factors" section excerpted from Final Prospectus dated
            June 5, 1997 for Silverleaf Resorts, Inc. [Incorporated by reference from Registrant's Form S-1 Registration Statement
            (No. 333-24273) and included as an Exhibit to Form 10-Q for quarter ended June 30, 1997 pursuant to Rule 12b-23(a)(3)]
