Form 10-Q
period 1997-09-30
SILVERLEAF RESORTS INC
filed 1997-11-12
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


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


                                  214-631-1166
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of November 10, 1997: 11,311,517

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                                 Page
                                                                                               --------
PART I    FINANCIAL INFORMATION (Unaudited)
Item 1    Condensed consolidated statements of income for the three months ended
          September 30,1997 and 1996 ...................................................           1
          Condensed consolidated statements of income for the nine months ended
          September 30, 1997 and 1996 ..................................................           2
          Condensed consolidated balance sheets as of September 30, 1997 and
          December 31, 1996 ............................................................           3
          Condensed consolidated statement of shareholders' equity for the nine
          months ended September 30, 1997...............................................           4
          Condensed consolidated statements of cash flows for the nine months
          ended September 30, 1997 and 1996 ............................................           5
          Notes to the condensed consolidated financial statements .....................         6-8
Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................        9-13
PART II.  OTHER INFORMATION
Item 5    Other Information ............................................................       14-16
Item 6    Exhibits and reports on Form 8-K .............................................          16
          Signatures ...................................................................          17

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                September 30, 1997             September 30, 1996
                                                              Actual     Pro forma(a)        Actual     Pro forma(a)
                                                           -----------   -----------      -----------   -----------
REVENUES:
    Vacation Interval sales                                $    18,337   $    18,337      $    11,368   $    11,368
    Interest income                                              2,407         2,407            1,670         1,670
    Interest income from affiliates                                 16            16               82          --
    Management fee income                                          752           752              551           551
    Lease income                                                   278           278              430           430
    Other income                                                 1,112         1,112              501           501
                                                           -----------   -----------      -----------   -----------
        Total revenues                                          22,902        22,902           14,602        14,520

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                              1,916         1,916              852           852
    Sales and marketing                                          8,219         8,219            5,617         5,617
    Provision for uncollectible notes                            2,523         2,523            2,117         2,117
    Operating, general and administrative                        3,401         3,401            2,245         2,433
    Depreciation and amortization                                  471           471              319           319
    Interest expense to affiliates                                --            --                212          --
    Interest expense to unaffiliated entities                      463           463            1,025            22
                                                           -----------   -----------      -----------   -----------
        Total costs and operating expenses                      16,993        16,993           12,387        11,360
                                                           -----------   -----------      -----------   -----------
Income from continuing operations before
    income taxes                                                 5,909         5,909            2,215         3,160
Income tax expense                                               2,186         2,186              828         1,180
                                                           -----------   -----------      -----------   -----------
INCOME FROM CONTINUING OPERATIONS                                3,723         3,723            1,387         1,980
DISCONTINUED OPERATIONS:
    Income from operations (less applicable income taxes
        of $4 for the quarter ended September 30, 1996)           --            --                 10          --
                                                           -----------   -----------      -----------   -----------
NET INCOME                                                 $     3,723   $     3,723      $     1,397   $     1,980
                                                           ===========   ===========      ===========   ===========
INCOME (LOSS) PER COMMON SHARE FROM:
    Continuing Operations                                  $      0.33   $      0.33      $      0.18   $      0.19
    Discontinued Operations                                       --            --               --            --
                                                           -----------   -----------      -----------   -----------
NET INCOME PER SHARE                                       $      0.33   $      0.33      $      0.18   $      0.19
                                                           ===========   ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                 11,311,517    11,311,517(b)     7,711,517    10,496,503(b)
                                                           ===========   ===========      ===========   ===========

---------------------------

(a) The unaudited condensed consolidated pro forma statements of income give effect to (i) the sale of 3,600,000 shares of stock at the offering price of $16 per share, in the aggregate $51.2 million, net of underwriting discounts, commissions and offering expenses; (ii) payment of all amounts due to affiliates net of amounts due from affiliates and elimination of the related interest; (iii) payment of $35.9 million of notes payable to third parties and elimination of the related interest expense; (iv) estimate of additional cost to be incurred as a public company of $0 and $188 thousand for the three months ended September 30, 1997 and 1996, respectively; (v) adjustment of the provision for income taxes for the effect of the pro forma adjustments; and (vi) excludes discontinued operations. The unaudited condensed consolidated pro forma statements of income are not necessarily indicative of what the actual results of operations of the Company would have been, nor do they purport to represent the Company's results of operations for future periods.

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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                    September 30, 1997         September 30, 1996
                                                                  Actual     Pro forma(a)    Actual       Pro forma(a)
                                                               -----------   -----------   -----------    -----------
REVENUES:
    Vacation Interval sales                                    $    51,963   $    51,963   $    36,398    $    36,398
    Interest income                                                  6,435         6,435         4,482          4,483
    Interest income from affiliates                                    220            48           303           --
    Management fee income                                            1,753         1,753         1,659          1,659
    Lease income                                                     1,153         1,153         1,318          1,318
    Other income                                                     2,347         2,347         1,082          1,082
                                                               -----------   -----------   -----------    -----------
        Total revenues                                              63,871        63,699        45,242         44,940

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                                  5,131         5,131         2,040          2,040
    Sales and marketing                                             21,720        21,720        16,702         16,702
    Provision for uncollectible notes                                8,048         8,048         6,897          6,897
    Operating, general and administrative                            8,506         8,694         7,637          8,200
    Depreciation and amortization                                    1,255         1,255           881            881
    Interest expense to affiliates                                     422          --             656           --
    Interest expense to unaffiliated entities                        3,421           643         2,749             66
                                                               -----------   -----------   -----------    -----------
        Total costs and operating expenses                          48,503        45,491        37,562         34,786
                                                               -----------   -----------   -----------    -----------
Income from continuing operations before
    income taxes                                                    15,368        18,208         7,680         10,154
Income tax expense                                                   5,687         6,738         2,868          3,791
                                                               -----------   -----------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                    9,681        11,470         4,812          6,363

DISCONTINUED OPERATIONS:
    Loss from operations (less applicable income taxes
        of $36 for the nine months ended September 30, 1996)          --            --             (97)          --
                                                               -----------   -----------   -----------    -----------
NET INCOME                                                           9,681        11,470         4,715          6,363
                                                               ===========   ===========   ===========    ===========

INCOME (LOSS) PER COMMON SHARE FROM:
    Continuing Operations                                      $      1.05   $      1.02   $      0.62    $      0.63
    Discontinued Operations                                           --            --           (0.01)          --
                                                               -----------   -----------   -----------    -----------
NET INCOME PER SHARE                                           $      1.05   $      1.02   $      0.61    $      0.63
                                                               ===========   ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                  9,247,048   11,284,959 (b)  7,711,517    10,176,108 (b)
                                                               ===========   ===========   ===========    ===========

------------------

(a) The unaudited condensed consolidated pro forma statements of income give effect to (i) the sale of 3,600,000 shares of stock at the offering price of $16 per share, in the aggregate $51.2 million, net of underwriting discounts, commissions and offering expenses; (ii) payment of all amounts due to affiliates net of amounts due from affiliates and elimination of the related interest; (iii) payment of $35.9 million of notes payable to third parties and elimination of the related interest expense; (iv) estimate of additional cost to be incurred as a public company of $188 thousand and $563 thousand for the nine months ended September 30, 1997 and 1996, respectively; (v) adjustment of the provision for income taxes for the effect of the pro forma adjustments; and (vi) excludes discontinued operations. The unaudited condensed consolidated pro forma statements of income are not necessarily indicative of what the actual results of operations of the Company would have been, nor do they purport to represent the Company's results of operations for future periods.

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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                              --------           --------
                                      ASSETS

Cash and equivalents                                                          $  3,532           $    973
Restricted cash                                                                    200               --
Notes receivable, net                                                           81,994             55,794
Amounts due from affiliates                                                      1,997              6,237
Inventory                                                                       16,251             10,300
Land, equipment and utilities, net                                              17,420             12,633
Land held for sale                                                                 466                466
Prepaid and other assets                                                         4,467              2,860
Net assets of discontinued operations                                              900              1,589
                                                                              --------           --------
        Total Assets                                                          $127,227           $ 90,852
                                                                              ========           ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                     $  4,299           $  3,156
    Amounts due to affiliates                                                     --               14,765
    Unearned revenues                                                            1,573              1,790
    Income taxes payable                                                         4,340              3,650
    Deferred income taxes, net                                                   9,859              4,843
    Notes payable and capital lease obligations                                 25,670             41,986
                                                                              --------           --------
        Total Liabilities                                                       45,741             70,190

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common Stock, par value $0.01 per share,
    100,000,000 shares authorized, 11,311,517 and 7,711,517 shares issued and outstanding at September 30, 1997 and December 31,
        1996, respectively                                                         113                 77
    Additional paid-in capital                                                  64,577             13,470
    Retained earnings                                                           16,796              7,115
                                                                              --------           --------
        Total Shareholders' Equity                                              81,486             20,662
                                                                              --------           --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $127,227           $ 90,852
                                                                              ========           ========



   See accompanying notes to the condensed consolidated financial statements.

                  SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (dollars in thousands, except share data)
                                 (Unaudited)

                                  Common Stock
                             ------------------------
                              Number of       $0.01        Additional
                               Shares          Par           Paid-in       Retained
                               Issued         Value          Capital       Earnings         Total
                             ----------     ----------     ----------     ----------     ----------
January 1, 1997               7,711,517     $       77     $   13,470     $    7,115     $   20,662

Issuance of common stock      3,600,000             36         51,107           --           51,143

Net income                         --             --             --            9,681          9,681
                             ----------     ----------     ----------     ----------     ----------

September 30, 1997           11,311,517     $      113     $   64,577     $   16,796     $   81,486
                             ==========     ==========     ==========     ==========     ==========




   See accompanying notes to the condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     1997          1996
                                                                                   --------      --------
OPERATING ACTIVITIES:
     Net Income                                                                    $  9,681      $  4,715
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 1,255           881
        Discontinued operations                                                         917         3,386
        Deferred tax provision                                                        5,016           696
        Increase (decrease) in cash and equivalents from changes in assets and liabilities:
          Restricted cash                                                              (200)         --
          Amounts due from affiliates                                                 4,240           726
          Inventory                                                                  (5,951)       (4,157)
          Prepaid and other assets                                                   (1,607)       (1,080)
          Accounts payable and accrued expenses                                       1,143           892
          Amounts due to affiliates                                                     284          (619)
          Unearned revenues                                                            (217)          713
          Income taxes payable                                                          690         2,172
                                                                                   --------      --------
             Net cash provided by operating activities                               15,251         8,325
                                                                                   --------      --------

INVESTING ACTIVITIES:
     Purchase of land, equipment and utilities                                       (4,649)       (3,238)
     Proceeds from sale of land, equipment and utilities                                420
     Notes receivable, net                                                          (26,200)      (16,003)
                                                                                   --------      --------
             Net cash used in investing activities                                  (30,429)      (19,241)
                                                                                   --------      --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                             27,279        17,306
     Payments on borrowings to unaffiliated entities                                (45,408)       (6,054)
     Proceeds from borrowings from affiliates                                            25           210
     Payments on borrowings to affiliates                                           (15,074)         (885)
     Proceeds from public offering                                                   51,143          --
     Discontinued operations                                                           (228)       (2,320)
                                                                                   --------      --------
             Net cash provided by financing activities                               17,737         8,257
                                                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       2,559        (2,659)
CASH AND EQUIVALENTS
     BEGINNING OF PERIOD                                                                973         3,712
                                                                                   --------      --------
     END OF PERIOD                                                                 $  3,532      $  1,053
                                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES
     Interest paid                                                                 $  3,019      $  3,032
     Income taxes paid                                                             $   --        $   --
     Land and equipment acquired under capital leases                              $  1,813      $    588




   See accompanying notes to the condensed consolidated financial statements.

                            SILVERLEAF RESORTS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

NOTE 2 - RECLASSIFICATION

During 1997 the Company began classifying the components of the previously reported provision for uncollectible notes into three categories based on the nature of the item; credit losses, customer returns and customer releases (customer releases represent voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). Provision pertaining to credit losses, customer returns and customer releases are classified in Provision for uncollectible notes, Vacation Interval sales and Operating, general and administrative, respectively. The Company has reclassified these amounts within the previously reported financial statements to conform to the classification for the nine months ended September 30, 1997. This reclassification has no balance sheet effect and has no effect on previously reported net income.

NOTE 3 - EARNINGS PER SHARE

Pro forma earnings per share is calculated based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents, as if the Offering (which was consummated on June 6, 1997) had occurred at the beginning of each period. The dilutive effect of common stock equivalents was immaterial for each period presented. Options were not granted or outstanding during the year ended December 31, 1996. During the three and nine months ended September 30, 1997, options to purchase approximately 355,000 shares and 657,000 shares, respectively, of the Company's common stock were granted to employees and directors of the Company, none of which was exercised during the period.

In May 1997, the Board of Directors of the Company declared a stock dividend to existing shareholders, which resulted in an increase in the number of shares of common stock outstanding. The weighted average shares outstanding for all periods presented give retroactive effect to the split of common shares.

NOTE 4 - STATEMENTS OF FINANCIAL STANDARDS

Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the earnings per share presented.

SFAS No. 130 - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting on Comprehensive Income", which is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presenting comprehensive income in the financial statements. The Company will adopt this statement effective January 1, 1998. At present, Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

SFAS No. 131 - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosures and will be effective for Silverleaf beginning January 1, 1998.

NOTE 5 - STOCK PLAN

The Company has established a stock option plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan provides for the award to directors, officers, and key employees of nonqualified stock options and provides for the grant to salaried key employees of incentive stock options. Nonqualified stock options will provide for the right to purchase common stock at a specified price which may be less than fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the board of directors of the Company. The Company has reserved 1,100,000 shares of common stock for issuance pursuant to the Company's 1997 Stock Option Plan. As of September 30, 1997, 657,000 options were granted as part of the 1997 Stock Option Plan. Such options are exercisable over a three to four year period at $16.00 per share.

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations related to continuing operations at September 30, 1997, and December 31, 1996, consist of the following:

                                                                                  September 30,       December 31,
                                                                                      1997               1996
                                                                                     -------            -------
$25 million revolving loan agreement, which contains certain financial covenants, due January 2, 2001, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as collateral for the note, at an interest rate as defined in the agreement (10.53% at
September 30, 1997) ............................................................     $13,448            $20,139

$12 million revolving loan agreement which contains certain financial covenants, due May 8, 2003, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as collateral for the note, at an interest rate of Base plus 2.75%
(11.25% at September 30, 1997) .................................................       4,573              6,004

$7.5 million revolving line of credit, which contains certain financial covenants, due December 31, 1999, secured by certain assets of the Company, with monthly interest payments at Base plus 2.75%
(11.25% at September 30, 1997) .................................................         714              4,000

$40 million revolving loan agreement, which contains certain financial covenants, due October 9, 1998, principal and interest payable from the proceeds obtained from timeshare notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4% (9.72%
at September 30,1997) ..........................................................       1,625                278

$15 million revolving loan agreement which contains certain financial covenants, due November 30, 2002, principal and interest payable from the proceeds obtained from timeshare notes receivable which are pledged as collateral for the note, at
an interest rate of Prime plus 2% ..............................................       2,198              4,278

$5.4 million note payable, which contains certain financial covenants, due
October 9, 1999, secured by certain assets of the Company, interest only payments due through April 1, 1998, with payments of principal and interest due
monthly thereafter until maturity, at an interest rate of Prime plus 2% ........        --                5,201

Various notes, due from November, 1997, through October, 2002, collateralized by
various assets with interest rates ranging from 6% to 11 % .....................       1,632              1,022
                                                                                     -------            -------

            Total notes payable ................................................      24,190             40,922

Capital lease obligations ......................................................       1,480              1,064
                                                                                     -------            -------

            Total Notes payable and capital lease obligations ..................     $25,670            $41,986
                                                                                     =======            =======

Prime rate at September 30, 1997 was 8.5%. Substantially all assets of the Company are pledged as collateral.

NOTE 7 - SUBSEQUENT EVENTS

In August 1997, the Company acquired certain land and amenities located near St. Louis, Missouri, and Chicago, Illinois for $2.9 million. The Company intends to develop these properties as Drive-to Resorts. Additionally, in August 1997, the Company acquired certain land adjacent to the Hill Country Resort located in Comal County, Texas, for $394. The Company intends to develop this land as an expansion to the Hill Country Resort. Additionally, in November 1997, the Company acquired a parcel of land in Las Vegas, Nevada for $2.7 million, as an investment or potential resort development.

In July 1997, The Company entered into agreements to acquire 98 acres of land in Galveston, Texas, for $480 and an adjoining tract for $1.2 million. If acquired, the Company plans to develop the Galveston tracts as a new resort.

In July 1997, the Company entered into an employment agreement with an executive officer of the Company. Either party may terminate the agreement upon 30 days notice to the other. The agreement provides for an annual base salary, options for the purchase of common stock, and other fringe benefits. Additionally, if the officer is terminated without "good cause", the Company shall be obligated to make severance payments to him in an amount equal to his annual base salary. In connection with this officer's employment, in August 1997, the Company purchased a house for $523 and leased the house to the officer for 13 months at a rental rate equal to the Company's interest, insurance and taxes, currently approximately $3 per month. The officer has the option to purchase the home at the end of the 13 month term for $523 plus 8% per annum on the Company's down payment for the house.

In October 1997, the Company amended its $25 million revolving loan agreement to increase the available borrowing capacity to $40 million, to extend the maturity to October 2005 and to amend the rate to LIBOR plus 2.5%. The revolving loan agreement is secured by customer notes receivable. Additionally, the Company terminated its $7.5 million revolving inventory loan and replaced it with a similar, but new facility, which increased the available borrowing capacity to $10 million, extended the maturity to November 2000, and changed the rate to 3.5% plus Base. The new revolving inventory loan is secured by construction in process, unsold Vacation Intervals, and customer notes receivable.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed under "Risk Factors" in the final prospectus which is a part of Company's Registration Statement on Form S-1 (No. 333-24273) which is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                   Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                  -----------------     -----------------
                                                   1997       1996       1997       1996
                                                  ------     ------     ------     ------
As a percentage of Total Revenues:
    Vacation Interval sales                        80.1%      77.9%      81.4%      80.5%
    Interest income                                10.6%      12.0%      10.4%      10.6%
    Management fee income                           3.3%       3.8%       2.7%       3.7%
    Lease income                                    1.2%       2.9%       1.8%       2.9%
    Other income                                    4.8%       3.4%       3.7%       2.3%
    Total revenues                                100.0%     100.0%     100.0%     100.0%
As a percentage of Vacation Interval sales:
    Cost of Vacation Interval sales                10.4%       7.5%       9.9%       5.6%
    Sales and marketing                            44.8%      49.4%      41.8%      45.9%
    Provision for uncollectible notes              13.8%      18.6%      15.5%      18.9%
As a percentage of Interest Income
    Interest expense                               19.1%      70.6%      57.7%      71.2%
As a percentage of Total Revenues:
    Operating, general and administrative          14.9%      15.4%      13.3%      16.9%
    Depreciation and amortization                   2.1%       2.2%       2.0%       1.9%
    Total costs and expenses                       74.2%      84.8%      75.9%      83.0%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996. Revenues in the third quarter 1997 were $22.9 million, representing an $8.3 million or 56.8% increase over revenues of $14.6 million in the third quarter of 1996. The increase was primarily due to a $7.0 million increase in net sales of Vacation Intervals, a $0.7 million increase in interest income and a $0.6 million increase in other income. The strong increase in Vacation Interval revenues resulted from the Company's increased telemarketing capacity arising from investments in computer and automated dialing technology. Additionally, the Company has (i) increased its sales force, (ii) enhanced its lead generation methods, and (iii) improved its techniques of marketing upgraded Vacation Intervals.

In the third quarter of 1997, the number of vacation intervals sold, exclusive of upgraded Vacation Intervals, increased 32.4% to 1,895 from 1,431 in the same period of 1996, and the average price per interval increased 10.9% to $7,263 from $6,549. Total interval sales in the third quarter of 1997 included 518 biennial intervals (counted as 259 Vacation Intervals) compared to none in the same period of 1996. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals and biennial intervals (whose sales price is more than half of an annual interval). In addition the Company has increased revenues generated from sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf Owners. Upgrade sales accounted for 24.9% of Vacation Interval sales for the third quarter of 1997 compared to 17.5% of the third quarter 1996.

Interest income increased 38.3% to $2.4 million for the quarter ended September 30, 1997, from $1.7 million for the quarter ended September 30, 1996. This increase is due to a higher average receivable balance during the three months ended September 30, 1997 compared to September 30, 1996.

Management fee income increased to $752,000 in the third quarter of 1997 from $551,000 for the same period in the prior year. The increase in management fee income was primarily the result of greater Master Club net income due to higher dues income from an increased membership base.

Lease income, which relates to the Company's Sampler program, decreased 35.3% to $278,000 for the third quarter of 1997 compared to $430,000 for the third quarter of 1996. The decrease resulted from the Company's marketing of lower cost biennial intervals as an alternative to the Sampler program.

Other income increased 122% to $1.1 million for the quarter ended September 30, 1997, from $501,000 for the quarter ended September 30, 1996. This increase was due primarily to a higher amenity usage fee and higher water and sewer income from resort utility operations.

Cost of sales as a percentage of gross Vacation Interval sales increased to 10.4% in the third quarter of 1997 from 7.5% in the same period of 1996. The increase is due to a decline in the volume of sales of Vacation Intervals with a low cost basis. Cost of sales for the third quarter of 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf owners. The Company anticipates that the number of intervals acquired form Silverleaf owners in 1997 will be significantly lower than the number in 1996. Additionally, the Company continues to deplete its inventory of other low cost intervals. As a result of these factors and the Company's construction program to build new inventory, the cost of sales average is expected to increase in the future.

Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 44.8% for the third quarter of 1997 from 49.4% for the third quarter of 1996. This decline is due mainly to the efficiencies in the telemarketing and sales functions and economies of scale realized from higher sales volumes. The reduction can also be attributed to an increase in upgrade sales which typically require less sales effort and cost.

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 13.8% for the third quarter of 1997 from 18.6% during the same time period of 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts resulting in fewer delinquencies.

Operating, general and administrative expenses as a percentage of total revenues declined to 14.9% during the third quarter of 1997 from 15.4% for the same quarter of 1996. The decrease was due to efficiencies realized from higher sales volumes. Overall, operating, general and administrative expenses increased $1.1 million for the three months ended September 30, 1997 compared to the same period in the prior year. The increase occurred primarily due to an increase in corporate salaries and additional costs incurred as a public company.

Depreciation and amortization expense, as a percentage of total revenue remained relatively unchanged at 2.1% for the third quarter of 1997 versus 2.2% for the third quarter of 1996.

Interest expense as a percentage of interest income decreased to 19.1% for the quarter ended September 30, 1997 from 70.6% for the quarter ended September 30, 1996. This decrease was due to lower borrowing costs during the third quarter of 1997 mostly as a result of payment of indebtedness with proceeds of the Stock Offering in June 1997.

Income from continuing operations before income taxes increased 167% to $5.9 million for the quarter ended September 30, 1997 from $2.2 million for the quarter ended September 30, 1996 as a result of the above described operating results.

Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% for the third quarter of 1997 versus 37.4% for the third quarter of 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996. Revenues for the first nine months of 1997 were $63.9 million, representing an $18.7 million or 41.2% increase over revenues of $45.2 million for the first nine months of 1996. The increase was primarily due to a $15.6 million increase in sales of Vacation Intervals, a $1.9 million increase in interest income and a $1.3 million increase in other income. The strong increase in Vacation Interval revenues resulted from the Company's increased telemarketing capacity arising from investments in computer and automated dialing technology. Additionally, the Company has (i) increased its sales force,
(ii) enhanced its lead generation methods, and (iii) improved its techniques of marketing upgraded Vacation Intervals.

In the nine months of 1997, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 17.0% to 5,271 from 4,504 in the same period of 1996, and the average price per interval increased 12.0% to $7,539 from $6,731. Total interval sales for the first nine months of 1997 included 1,422 biennial intervals (counted as 711 Vacation Intervals) compared to none in the same period of 1996. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals and biennial intervals (whose sales price is more than half of an annual interval). In addition the Company has increased revenues generated from sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf Owners. Upgrade sales accounted for 23.5% of Vacation Interval sales for the nine months ended September 30, 1997 compared to 16.7% for the nine months ended September 30, 1996.

Interest income increased 39.1% to $6.7 million for the nine months ended September 30, 1997, from $4.8 million for the nine months ended September 30, 1996. This increase resulted primarily from a $26.2 million increase in notes receivable, since December 31, 1996, net of allowance for uncollectible notes, due to increased sales.

Management fee income increased 5.7% to $1.8 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996. The increase in management fee income was primarily the result of greater Master Club net income due to higher dues income from an increased membership base.

Lease income, which relates to the Company's Sampler program, decreased to $1.2 million for the first nine months of 1997 compared to $1.3 million for the first nine months of 1996. The decrease resulted from the Company's marketing of lower cost biennial intervals as an alternative to the Sampler program.

Other income increased 117.0% to $2.4 million for the nine months ended September 30, 1997, from $1.1 million for the nine months ended September 30, 1996. This increase was due primarily to higher amenity usage fee and higher water and sewer income from resort utility operations, as well as a litigation recovery receipt of $219,000.

Cost of sales as a percentage of gross Vacation Interval sales increased to 9.9% in the first nine months of 1997 from 5.6% in the same period of 1996. The increase is due to a decline in the volume of sales of Vacation Intervals with a low cost basis. Cost of sales for the first nine months of 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners. The Company anticipates that the number of intervals acquired from Silverleaf Owners in 1997 will be significantly lower than the number in 1996. Additionally, the Company continues to deplete its inventory of low cost intervals. As a result of these factors and the Company's construction program to build new inventory, the cost of sales average is expected to increase.

Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 41.8% for the nine months ended September 30, 1997 from 45.9% for the nine months ended September 30, 1996. This decline is due mainly to efficiencies in the telemarketing and sales functions and economies of scale. The reduction can also be attributed to an increase in upgrade sales which typically require less sales effort and cost.

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 15.5% for the first nine months of 1997 from 18.9% during the same time period of 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts resulting in fewer delinquencies.

Operating, general and administrative expenses as a percentage of total revenues declined to 13.3% during the first nine months of 1997 from 16.9% for the same period of 1996. The decrease was due to efficiencies realized from higher sales volumes. Overall, operating, general and administrative expenses increased $869,000 for the nine months ended September 30, 1997 compared to the same period in the prior year. The increase occurred primarily due to an increase in corporate salaries and additional costs incurred as a public company.

Depreciation and amortization expense as a percentage of total revenue remained relatively unchanged at 2.0% for the first nine months of 1997 versus 1.9% for the same period of 1996.

Interest expense as a percentage of interest income decreased to 57.7% for the nine months ended September 30, 1997 from 71.2% for the nine months ended September 30, 1996. This decrease was due to lower borrowing costs during the third quarter of 1997 mostly as a result of payment of indebtedness with proceeds of the Stock Offering in June 1997.

Income from continuing operations before income taxes increased 100% to $15.4 million for the nine months ended September 30, 1997 from $7.7 million for the nine months ended September 30, 1996 as a result of the above mentioned operating results.

Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% for the first nine months of 1997 versus 37.3% for the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company generates cash primarily from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf owners, management fees, Sampler sales, and resort and utility operations. During the nine months ended September 30, 1997, cash provided by operations was $15.3 million. The Company generates cash from financing of customer notes receivable
(i) by borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on the related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on the customer notes receivable over a seven year period, borrowing against receivables has historically been a necessary part of normal operations.

For the nine months ended September 30, 1997 and 1996, net cash provided by financing activities was $17.7 million and $8.3 million, respectively. During the nine month period ended September 30, 1997, compared to the nine month period ended September 30, 1996, the $9.4 million increase in cash flow provided by financing activities was due to proceeds of the Stock Offering and increased borrowings, substantially offset by repayment of debt. The Company's credit facilities provide for loans of up to $105.0 million, secured by customer notes receivable. At September 30, 1997, approximately $22.6 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 1997, the weighted average cost of funds for these borrowings was approximately 10.3%.

For regular Federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until cash is received in the form of a down payment and as installment payments on customer receivables are received by the Company. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces future regular tax liability in respect of installment sales, and creates a deferred tax asset. As of September 30, 1997, the Company estimates its total liability for AMT to be approximately $4.3 million, which is included in Income Taxes Payable. The Company's net operating losses, which also may be used to offset installment sale income, expire beginning 2007 through 2011. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

Uses of Cash. Investing activities typically reflect a net use of cash because of capital additions, property acquisitions and loans to customers in connection with the Company's Vacation Interval sales. Net cash used in investing activities for the nine months ended September 30, 1997, and September 30, 1996, was $30.4 million and $19.2 million, respectively. The increase primarily relates to an increase in net notes receivable of $26.2 million and $16.0 million for the nine month periods ended September 30, 1997 and 1996, respectively.

The Company requires funds to finance the acquisitions of property for future development and to further develop the existing resorts, as well as to make capital improvements and support current operations. During the first nine months of 1997, the Company has spent $1.7 million for the development of additional roads, utilities and amenities at the existing resorts and the acquisition of telemarketing equipment. The Company is also actively seeking sites for new resorts. The Company completed a transaction on August 7, 1997, to acquire two tracts of land in Missouri and Illinois for an aggregate purchase price of approximately $2.9 million. The acquisition of the tracts of land was completed with funds generated from operations and proceeds from borrowings under the existing lines of credit. Future capital expenditures and acquisition costs will be financed through a combination of cash flow from operations and proceeds from anticipated borrowings.

Credit Facilities. At September 30, 1997, the Company had available certain revolving credit facilities for financing customer notes receivable and for construction and development activities. The net proceeds of the public offering were used to pay down a substantial amount of the outstanding indebtedness under these credit facilities. The Company intends to maintain each of the credit facilities and to utilize such facilities to finance its operations.

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

                         PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

         On August 7, 1997, the Company purchased two tracts of land in Illinois and Missouri, respectively, for an aggregate acquisition cost of approximately $2.9 million. The Company is developing these two tracts as new Drive-to Resorts serving the Chicago, Illinois and St. Louis, Missouri market areas. The Company intends to market its new Chicago-area resort under the name "Fox River" and its new St. Louis-area resort under the name "Timber Creek".

         Fox River is located on a 180 acre tract of land in Sheridan, Illinois, approximately 70 miles northwest of Chicago. Existing amenities at Fox River include a tennis court, swimming pool, and miniature golf course.
The Company plans to construct a new par three executive golf course and other new amenities, and to develop approximately 570 timeshare units at Fox River, which would yield 29,640 Vacation Intervals for sale. The Company has begun construction of 24 timeshare units at Fox River to be completed by February 1998 and intends to begin sales of Vacation Intervals at Fox River in November 1997. The Company's projected cost to develop Fox River as a Drive-to Resort (including acquisition costs and amenities, but excluding costs of construction of timeshare units) is estimated to be $7.3 million. Engineering, architectural and construction estimates have not been finalized by the Company, and there can be no assurance that the Company will develop these properties within the cost and timeshare unit numbers currently projected.

         Timber Creek is located on a 308 acre tract of land in DeSoto, Missouri approximately 50 miles south of St. Louis. Existing amenities at Timber Creek include a 40-acre fishing lake, clubhouse, swimming pool, tennis courts and a miniature golf course. The Company plans to construct a new par three executive golf course and other new amenities, and to develop approximately 600 timeshare units on this property, which would yield 31,200 Vacation Intervals for sale. The Company has begun construction of 24 timeshare units at Timber Creek to be completed by February 1998. Sales of Vacation Intervals commenced at Timber Creek in October 1997. The projected cost to develop the Timber Creek resort as a Drive-to Resort (including acquisition costs and amenities, but excluding costs of constructing timeshare units) is estimated to be approximately $6.3 million. Engineering, architectural and construction estimates have not been finalized by the Company, and there can be no assurance that the Company will develop these properties within the cost and timeshare unit numbers currently projected.

         In August 1997 the Company completed the acquisition of 15.8 acres of land in Comal County, Texas adjacent to the Company's Hill County Resort. The total acquisition cost for this parcel was approximately $394,000. The Company intends to develop a portion of this land as an expansion to its Hill County Resort.

         The Company has also entered into agreements to acquire approximately 98 acres of land in Galveston, Texas for $480,000 and an adjoining parcel, including beachfront, for $1.2 million for development as a new gulf coast Destination Resort. These tracts are located approximately 50 miles south of Houston, Texas. Amenities currently existing at this property include a lodge with kitchen, sports court, and swimming pool. The Company plans to construct a miniature golf course and other new amenities and to develop approximately 100 timeshare units which would yield 5,200 Vacation Intervals for sale. The projected cost to acquire and develop this resort as a new Destination Resort (excluding costs of constructing timeshare units) is estimated to be approximately $4.1 million. There is no assurance that either of the Galveston tracts will be acquired. Engineering, architectural and construction estimates have not been finalized by the Company, and there can be no assurance that the will develop these properties within the cost and timeshare unit numbers currently projected.

         The Company entered into a contract in July, 1997 to acquire for $2.7 million, a 2.1 acre undeveloped parcel of land in Clark County, Nevada for investment and possible future development, including development as a possible Destination Resort. The Company has completed its due diligence on this property and closed the acquisition in November 1997.

         On October 31, 1997, the Company renegotiated and extended one of its revolving credit facilities. The lender, Heller Financial Inc. ("Heller") agreed to amend and restate the Company's existing $25 million revolving loan agreement dated August, 1996 and increase the Company's line of credit to $40 million. This revolving credit facility matures in October, 2005 and is collateralized by customer notes receivable which are secured by Vacation Intervals.

         In November 1997, the Company also executed a revolving construction loan agreement with Heller which provides for loans to the Company of up to $10 million to finance construction. This loan facility is collateralized by construction in process, certain unsold timeshare inventory and cross-collateralized by customer notes receivable which are secured by Vacation Intervals.

         Both of the Company's credit facilities with Heller contain customary restrictive and financial covenants, including without limitation, covenants relating to (i) the maintenance of a minimum net worth ranging up to $58 million, minimum liquidity, and debt to equity ratio of 2.5 to 1, (ii) certain restrictions on liens against and dispositions of collateral, (iii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iv) restrictions on sales of substantially all of the assets of the Company, and (vi) restrictions on mergers, consolidations or other reorganizations of the Company. Both Heller credit facilities also include customary events of default, including, without limitation, (i) failure to pay principal, interest or fees when due, (ii) any representation or warranty being materially incorrect when made, (iii) failure to perform or timely observe covenants, (iv) cross-defaults to other indebtedness, (v) bankruptcy, and (vi) certain changes in management of the Company.

         The Company is currently evaluating the acquisition and/or development of other undeveloped and partially developed properties which could be developed by the Company into timeshare resorts, but currently has no material binding contracts or capital commitments relating to any such properties.

         The above description of the Company's recent acquisition and financing activities contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Actual results may be materially different than those results anticipated by the Company. In evaluating such forward looking statements, various risk factors should be considered. The Company is subject to specific risks associated with the timeshare industry, the regulatory environment and various economic and financial factors, including risks of increased leverage, restrictions imposed by the Company's lenders, defaults by customers of the Company on notes receivable secured by Vacation Intervals, and the economy generally. Additionally, anticipated results are dependent upon the Company's ability to identify and acquire properties suitable for development under terms which are beneficial to the Company and its shareholders. Other risk factors are more fully discussed under "Risk Factors" in the registration statement filed with the Securities and Exchange Commission in conjunction with the Company's recent initial public offering of common stock.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


         (a)  Reports on Form 8-K

                 The Company has not filed any Form 8-K reports for the quarter ended September 30, 1997.

         (b)  Exhibits

                 The following documents are filed as a part of this report:

                 EXHIBIT
                   NO.                       DESCRIPTION
                   10.1     Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston
                            County, Texas)

                   10.2 Contract of Sale between R.J. Novelli, Sr., et al and Registrant (approximately 21.5 acres, Galveston
                            County, Texas)

                   10.3     Contract of sale between Harmon/Koval Limited
                            Liability Company and Registrant (2.1 acres, Clark
                            County, Nevada)

                   10.4     Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc.
                            and Registrant ($40 million revolving credit facility)

                   10.5     Construction Loan Agreement between Heller Financial
                            Inc. and Registrant ($10 million revolving construction loan facility)

                   10.6     Employment Agreement between Registrant and Thomas
                            C. Franks.

                   10.7     Memorandum Agreement dated August 21, 1997 between
                            Registrant and Thomas C. Franks

                   10.8     Non-Qualified Stock Option Agreement (Thomas C.
                            Franks)

                   10.9     Non-Qualified Stock Option Agreement (Stuart M.
                            Bloch)

                   10.10    Non-Qualified Stock Option Agreement (James B.
                            Francis, Jr.)

                   10.11    Non-Qualified Stock Option Agreement (Michael A.
                            Jenkins)

                   10.12    Real Estate Contract of Sale dated September 30,
                            1997, between Registrant and Robert E. Mead

                   10.13 Master Club Agreement dated September 25, 1997 between Registrant and Timber Creek Resort Club

                   27.1     Financial Data Schedule

                   99.1     "Risk Factors" section excerpted from final
                            Prospectus dated June 5, 1997 for Registrant
                            (No. 333-24273) filed herewith pursuant to Rule
                            12b-23(a)(3) (incorporated by reference to Exhibit
                            99.1 to Registrant's Form 10-Q (File No. 001-13003)
                            for quarter ended June 30, 1997)

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Dated:  November 10, 1997        By:  /s/ ROBERT E. MEAD
                                       -----------------------------------------
                                       Robert E. Mead, Chairman of the Board and
                                                Chief Executive Officer




Dated:  November 10, 1997        By:   /s/ JOE W. CONNER
                                       -----------------------------------------
                                       Joe W. Conner, Chief Financial Officer

                               INDEX TO EXHIBITS


                 EXHIBIT
                   NO.                       DESCRIPTION
                   10.1     Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston
                            County, Texas)

                   10.2 Contract of Sale between R.J. Novelli, Sr., et al and Registrant (approximately 21.5 acres, Galveston
                            County, Texas)

                   10.3     Contract of sale between Harmon/Koval Limited
                            Liability Company and Registrant (2.1 acres, Clark
                            County, Nevada)

                   10.4     Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc.
                            and Registrant ($40 million revolving credit facility)

                   10.5     Construction Loan Agreement between Heller Financial
                            Inc. and Registrant ($10 million revolving construction loan facility)

                   10.6     Employment Agreement between Registrant and Thomas
                            Franks.

                   10.7     Memorandum Agreement dated August 21, 1997 between
                            Registrant and Thomas C. Franks

                   10.8     Non-Qualified Stock Option Agreement (Thomas
                            Franks)

                   10.9     Non-Qualified Stock Option Agreement (Stuart M.
                            Bloch)

                   10.10    Non-Qualified Stock Option Agreement (James B.
                            Francis, Jr.)

                   10.11    Non-Qualified Stock Option Agreement (Michael A.
                            Jenkins)

                   10.12    Real Estate Contract of Sale dated September 30,
                            1997, between Registrant and Robert E. Mead

                   10.13 Master Club Agreement dated September 25, 1997 between Registrant and Timber Creek Resort Club

                   27.1     Financial Data Schedule

                   99.1     "Risk Factors" section excerpted from final
                            Prospectus dated June 5, 1997 for Registrant
                            (No. 333-24273) filed herewith pursuant to Rule
                            12b-23(a)(3) (incorporated by reference to Exhibit
                            99.1 to Registrant's Form 10-Q (File No. 001-13003)
                            for quarter ended June 30, 1997)