Form 10-K
period 1997-12-31
SILVERLEAF RESORTS INC
filed 1998-03-06
CIK 1033032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 001-13003

                            SILVERLEAF RESORTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                        TEXAS                                                    75-2259890
           (State or Other Jurisdiction of                                    (I.R.S. Employer
           Incorporation or Organization)                                    Identification No.)

           1221 RIVERBEND DRIVE, SUITE 120                                          75247
                    DALLAS, TEXAS                                                (Zip Code)
      (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code: 214-631-1166

          Securities Registered Pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                            -----------------------------------------
    COMMON STOCK, $.01 PAR VALUE                                          NYSE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]
                             ---------------------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on February 27, 1998 as reported on the New York Stock Exchange was approximately $96,243,825. At February 27, 1998, there were 11,311,517 shares of the Registrant's Common Stock outstanding.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1997 fiscal year, are incorporated by reference in Part III of this Form 10-K and certain portions of the Registrant's Registration Statements on Form S-1 (File Nos. 333-47423 and 333-47427) are incorporated by reference in
Part II of this Form 10-K.

================================================================================

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     Silverleaf Resorts, Inc. ("Silverleaf" or the "Company") is a leading developer, marketer, and operator of "drive-to" timeshare resorts. Silverleaf currently owns and operates eight "Drive-to resorts" in Texas, Missouri, Illinois and Massachusetts (the "Drive-to Resorts"). Silverleaf also owns two "destination resorts" in Missouri (the "Destination Resorts"), and has recently acquired sites in Las Vegas, Nevada and Galveston, Texas, for development as two new destination resorts (the "New Resorts"). The Drive-to Resorts are designed to appeal to value conscious vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located proximate to major metropolitan areas (currently Dallas-Ft. Worth, Houston, San Antonio-Austin, St. Louis, Chicago, Boston and the greater New York City area). Silverleaf locates its Drive-to Resorts near principal market areas to facilitate more frequent "short stay" getaways, which it believes is a growing vacation trend. Silverleaf's Destination Resorts, which are located in the popular resort area of Branson, Missouri, offer Silverleaf customers the opportunity to upgrade into a higher quality resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the "Existing Resorts") are in rustic areas and provide a quiet, relaxing vacation environment. The New Resorts are in popular destination resort areas which are accessible to Silverleaf's customers and complement Silverleaf's strategy of offering its existing customers attractive upgrade opportunities. Silverleaf believes its resorts offer its customers an economical alternative to commercial vacation lodging. The average price for an annual one-week Vacation Interval for a two-bedroom unit at the Existing Resorts was $7,834 for the year ended December 31, 1997, which compares favorably to an industry average price of $10,790 for a two-bedroom unit in 1996.

     Owners of Silverleaf Vacation Intervals ("Silverleaf Owners") enjoy benefits which are uncommon in the timeshare industry. These benefits include
(i) use of vacant lodging facilities at the Existing Resorts at no extra cost through Silverleaf's "Endless Escape" program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, tennis or golf for little or no additional charge; and (iii) the right to exchange a Vacation Interval for a different time period or different Existing Resort through Silverleaf's internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International ("RCI").

OPERATIONS

     Silverleaf's operations presently include (i) acquiring and developing timeshare resorts; (ii) marketing and selling one week annual and biennial vacation intervals ("Vacation Intervals") to prospective first-time owners;
(iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has substantial in-house capabilities which enable it to coordinate all aspects of development and expansion of the Existing Resorts and New Resorts and the development of any new resorts, including site selection, design, and construction pursuant to standardized plans and specifications. The Company also performs substantially all marketing and sales functions internally and continues to make significant investments in operating technology, including sophisticated telemarketing and computer systems and proprietary software applications. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Intervals through on-site sales offices located at certain Drive-to Resorts. This practice allows the Company to avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the timeshare industry. The Company believes its marketing program and operating systems enable it to market and sell Vacation Intervals at a lower cost than its competitors in the timeshare industry.

     As part of the Vacation Interval sales process, the Company offers potential purchasers financing of up to 90% of the purchase price over a seven year period. The Company has historically financed its operations by borrowing from third-party lending institutions at an advance rate of up to 70% of eligible customer receivables. At December 31, 1997, the Company had a portfolio of approximately 21,320 customer promissory notes totalling approximately $104.4 million with an average yield of 14.5% per annum, which compares favorably to the Company's weighted average cost of borrowings of 10.1% per annum. At December 31, 1997, approximately $4.0 million in principal, or 3.9% of the Company's loans to Silverleaf Owners, were 61 to 120 days past due, and approximately $10.4 million in principal, or 9.9% of the Company's loans to Silverleaf Owners, were more than 120 days past due. The Company provides for uncollectible notes by reserving an amount which management believes is sufficient to cover anticipated losses from customer defaults. In 1997 and 1996, the Company's provision for uncollectible notes exceeded actual loan chargeoffs by $2.9 and $1.6 million, respectively.

     Each Existing Resort has a timeshare owners' association (a "Club") which has contracted with a centralized organization (referred to as the "Master Club") to manage the Existing Resorts on a collective basis. The Master Club, in turn, has contracted with the Company to perform the supervisory, management and maintenance functions at the Existing Resorts on a collective basis. All costs of operating the Existing Resorts, including management fees to the Company, are covered by monthly dues paid by Silverleaf Owners to their respective Clubs, together with income generated by the operation of certain amenities at the Existing Resorts. The new Galveston resort will have its own Club which will become a part of the Master Club's centralized organization structure; however, the New Resort in Las Vegas will be operated independently of the Master Club.

RECENT DEVELOPMENTS

     In June 1997, Silverleaf completed an initial public offering (the "IPO") of 3,600,000 primary shares of its Common Stock. Since the IPO, Silverleaf has taken actions which it believes will enhance its growth and competitive position within the U.S. timeshare industry. These actions are summarized below and discussed in greater detail elsewhere in this report on Form 10-K.

     - DEVELOPMENT OF TIMBER CREEK PROPERTY. In August 1997, Silverleaf purchased the Timber Creek Resort for $1.2 million for development as a Drive-to Resort. Timber Creek is located 50 miles south of St. Louis, Missouri. Silverleaf intends to develop approximately 600 units (31,200 Vacation Intervals) at the Timber Creek Resort and has begun construction of 24 units to be completed in May 1998. Sales of Vacation Intervals at Timber Creek began in October 1997.

     - DEVELOPMENT OF FOX RIVER PROPERTY. In August 1997, Silverleaf purchased the Fox River Resort for $1.7 million for development as a Drive-to Resort. Fox River is located approximately 70 miles southwest of Chicago. Silverleaf intends to develop approximately 492 units (25,584 Vacation Intervals) on this property, and has begun construction of 36 units to be completed in May 1998. Sales of Vacation Intervals at Fox River began in November 1997.

     - ACQUISITION OF OAK N' SPRUCE RESORT. In December 1997, Silverleaf acquired the Oak N' Spruce Resort, an existing hotel/timeshare resort, in the Berkshire Mountains of western Massachusetts for $5.1 million as a new Drive-to Resort to serve Boston and the greater New York City market. The Oak N' Spruce Resort presently has 132 existing units and 1,629 unsold Vacation Intervals. Silverleaf intends to develop approximately 420 new units (21,840 Vacation Intervals) at this resort. Silverleaf's sales of Vacation Intervals at Oak N' Spruce began in January 1998.

     - PURCHASE OF LAS VEGAS SITE. In November 1997, Silverleaf acquired a two acre parcel near the "strip" in Las Vegas, Nevada, for $2.7 million. Silverleaf intends to develop this property as a new Destination Resort which will contain approximately 157 units (8,164 Vacation Intervals).

     - PURCHASE OF GULF COAST SITE. In December 1997 and February 1998, Silverleaf acquired two adjoining tracts of land in Galveston, Texas, for approximately $1.7 million, to be developed as a new beach-front Gulf Coast Destination Resort. Silverleaf intends to develop approximately 400 units (20,800 Vacation Intervals) at this resort.

     - INCREASED SALES OF VACATION INTERVALS AT EXISTING RESORTS. In addition to the acquisitions described above, Silverleaf has also worked since the IPO to improve internal sales growth at the Existing Resorts. During 1997, Silverleaf sold 6,592 Vacation Intervals (excluding upgrades), compared to

       5,634 and 4,464 during 1996 and 1995, respectively. Total revenues increased to $85.1 million in 1997 from $57.9 million and $44.1 million in 1996 and 1995, respectively.

     - ENHANCED CREDIT FACILITIES. Silverleaf has improved its borrowing capacity by increasing its revolving credit facilities from $80.0 million to $115.0 million and by acquiring a construction line of credit in the amount of $10.0 million. Additionally, Silverleaf has been able to negotiate lower interest rates and extensions of maturity of certain loan facilities.

     - INVESTMENTS IN OPERATING AND TELEMARKETING SYSTEMS. Silverleaf has invested approximately $2.1 million in a new automated dialer, telephone system, and a new central marketing facility to improve Silverleaf's operating and telemarketing systems.

     - ADDITIONS TO MANAGEMENT TEAM. Silverleaf formed a new acquisition subsidiary, Silverleaf Resort Acquisitions, Inc., and hired Thomas G. Franks to lead the new subsidiary. Mr. Franks is a former President of ARDA, the primary trade association for the timeshare industry, and has more than 15 years of experience in the timeshare industry. Silverleaf has also added marketing and operational personnel to its management team.

     - PROPOSED ACQUISITION OF MANAGEMENT RIGHTS. In January 1998, the Company entered into an agreement with Crown Resort Company, LLC ("Crown") to acquire management rights to eight timeshare resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $3.8 million. At December 31, 1997, these eight resorts had approximately 21,500 timeshare owners. As part of this agreement, Silverleaf will also receive approximately 1,800 unsold Vacation Intervals and certain equipment at these eight resorts. This proposed acquisition is subject to completion of customary due diligence investigations and there is no assurance that it will be consummated.

     - PROPOSED PURCHASE OF ATLANTA AND KANSAS CITY SITES. In February 1998, Silverleaf entered into two agreements, one to acquire a 220 acre property, including a 160-acre golf course, 72 miles north of Atlanta, Georgia for $3.5 million, and another to acquire 260 acres of undeveloped land near Kansas City, Missouri for $1.6 million. If acquired, each property will be developed as a Drive-to Resort. Each contract may be cancelled by Silverleaf if it is not satisfied with each property after conducting its due diligence investigation. Accordingly, there is no assurance that either of these contracts will be closed.

GROWTH STRATEGY

     Silverleaf intends to grow through the following strategies:

     INCREASING DEVELOPMENT AND SALES OF VACATION INTERVALS. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Resorts and the New Resorts by increasing marketing, sales and development activities. At December 31, 1997, Silverleaf owned approximately 930 acres of land that were available for further development of timeshare units and amenities under Silverleaf's master plan. Such plan projects development of 3,347 additional units (including 120 units presently under construction), which would result in 172,884 additional Vacation Intervals. Since the IPO, Silverleaf has enhanced its marketing efforts, including increased telemarketing capacity arising from investments in computer and automated dialing technology, increased its sales force, enhanced its lead generation methods, completed the construction of new sales offices and other amenities, and commenced the development of newer lodging facilities. Furthermore, Silverleaf continues to emphasize its Endless Escape program designed to accommodate shorter, "getaway" vacations and has broadened its product offerings to include biennial (alternate year) intervals and short-term leasing packages ("Samplers") which are designed to accommodate more cost-conscious customers.

     INCREASING SALES OF UPGRADED INTERVALS. Silverleaf believes it can continue to improve operating margins by increasing sales of upgraded Vacation Intervals to existing Silverleaf Owners since these sales have significantly lower sales and marketing costs. Upgrades by a Silverleaf Owner include the purchase of (i) an interval in a newly designed and constructed standard unit; (ii) an interval in a larger or higher quality unit; (iii) an interval during a more desirable time period; (iv) an interval at a different Drive-to Resort; or (v) an interval at a Destination Resort. Silverleaf has designed specific marketing and sales programs to sell upgraded

Vacation Intervals to Silverleaf Owners. Silverleaf continues to construct higher quality, larger units for sale as upgraded intervals, as well as developing new sites such as Las Vegas and Galveston as new upgrade locations. For example, at Ozark Mountain Resort in Branson, Missouri, luxury "President's View" units are offered for sale at prices ranging from $8,000 to $17,500 per Vacation Interval. Intervals exchanged for upgraded intervals are added back to inventory at historical cost, for resale at the current offering price. Sales of upgrades increased to $16.9 million in 1997, from $7.9 million in 1996 (upgrade sales represented 24.6% of Silverleaf's Vacation Interval sales in 1997 as compared to 17.1% for 1996). Silverleaf incurs additional sales commissions upon the resale of Vacation Intervals reconveyed to Silverleaf by purchasers of upgraded intervals, and such sales absorb their proportionate share of marketing costs to the extent they displace the sale of another interval, although they do not directly result in incremental marketing costs.

     DEVELOPMENT OF ADDITIONAL RESORTS AND ACQUISITIONS. In 1997, Silverleaf purchased four sites for development as Drive-to and Destination Resorts and acquired an existing timeshare resort which it markets as a Drive-to Resort. Additionally, in 1998, Silverleaf entered into agreements to acquire property with a golf course in Atlanta, undeveloped land near Kansas City, and management rights to eight Crown resorts. Silverleaf continues to seek new properties for Drive-to Resorts in scenic wooded areas on lakes or waterways that are near major metropolitan areas that have favorable demographic characteristics. For Destination Resorts, Silverleaf seeks popular destination resort areas that are easily accessible to Silverleaf Owners. Silverleaf is currently exploring a number of other property acquisition opportunities, and intends to continue acquiring and/or developing additional resorts.

COMPETITIVE ADVANTAGES

     Silverleaf believes the following characteristics afford it certain competitive advantages:

     LOWER MARKETING, SALES, AND ADMINISTRATIVE COSTS. With resorts and on-site sales offices within a two-hour drive of its targeted customers, Silverleaf can invite potential customers to tour the Drive-to Resorts without offering subsidized airline tickets and lodging, a significant marketing expense typically incurred by competitors in the industry. Silverleaf has also reduced marketing, operating, and administrative costs through centralization and automation of many functions. While marketing and sales costs as a percentage of sales will increase for recently acquired new resorts, the Company believes that these costs will, over time, return to historical levels.

     CONVENIENT DRIVE-TO LOCATIONS. Silverleaf's Drive-to Resorts are located within a two-hour drive of a majority of the target customers' residences, which accommodates the growing demand for shorter, more frequent, close to home vacations. This proximity facilitates use of Silverleaf's Endless Escape program, which allows Silverleaf Owners to use vacant units for no additional charge, subject to availability and certain limitations. Silverleaf believes it is the only timeshare operator in the industry which offers its customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a "country-club" basis. See "-- Features Common to Existing Resorts".

     SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 1997, Silverleaf had an inventory of 10,930 Vacation Intervals, and a master plan to construct new units which will result in up to 143,920 additional Vacation Intervals at the Existing Resorts and 28,964 Vacation Intervals at the New Resorts. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Resorts and New Resorts and the availability of financing, grant of governmental permits, and future land-planning and site-layout considerations.

     IN-HOUSE OPERATIONS. Silverleaf has in-house marketing, sales, financing, development, and property management capabilities. While Silverleaf utilizes outside contractors to supplement internal resources, when appropriate, the breadth of Silverleaf's internal capabilities allows greater control over all phases of its operations and helps maintain operating standards and reduce overall costs.

     LOWER CONSTRUCTION AND OPERATING COSTS. Silverleaf has developed and generally employs standard architectural designs and operating procedures which it believes significantly reduce construction and operating expenses. Standardization and integration also allow Silverleaf to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an "as needed" basis within 150 days.

     CENTRALIZED PROPERTY MANAGEMENT. Silverleaf presently operates all of the Existing Resorts on a centralized and collective basis, with operating and maintenance costs paid from Silverleaf Owners' monthly dues. Silverleaf believes that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations and amenities on a standardized, cost-effective basis. Integration also facilitates Silverleaf's internal exchange program, the Endless Escape program, and the resorts' qualification in external Vacation Interval exchange programs.

     EXPERIENCED MANAGEMENT. The Company's senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. Robert E. Mead, Chairman of the Board and Chief Executive Officer, has more than 18 years of experience in the timeshare industry and since 1995 has served as a director of ARDA, the primary trade association for the timeshare industry. The Company's senior officers have an average of ten years of experience in the timeshare industry.

RESORTS SUMMARY

     The following tables set forth certain information regarding each of the Existing Resorts and New Resorts at December 31, 1997, unless otherwise indicated.

  EXISTING RESORTS

                                                                                                          VACATION
                                                                     VACATION INTERVALS                   INTERVALS
                                           UNITS AT RESORTS              AT RESORTS                        SOLD(A)
                                       ------------------------   ------------------------                ---------
                          PRIMARY      INVENTORY                  INVENTORY                     DATE                   IN
                          MARKET          AT         PLANNED         AT         PLANNED         SALES      THROUGH    1997
   RESORT/LOCATION        SERVED       12/31/97    EXPANSION(B)   12/31/97     EXPANSION      COMMENCED   12/31/97    ONLY
   ---------------     -------------   ---------   ------------   ---------   ------------    ---------   ---------   -----
DRIVE-TO RESORTS
Holly Lake             Dallas-            130           108         1,129         5,400(d)      1982        5,371       539
  Hawkins, TX          Ft. Worth, TX
The Villages           Dallas-            240           352         2,440        18,304(e)      1980       10,040     1,679
  Flint, TX            Ft. Worth, TX
Lake O' The Woods      Dallas-             64            16           412           800(d)      1987        2,788       332
  Flint, TX            Ft. Worth, TX
Piney Shores           Houston, TX        132           268         2,516        13,936(e)      1988        4,348     1,359
  Conroe, TX
Hill Country           Austin-San         153(g)        254         1,886        12,700(d)      1984        5,764     1,391
  Canyon Lake, TX      Antonio, TX
Timber Creek           St. Louis,          --           600(h)         --        31,200(e)(h)   1997           32        32
  DeSoto, MO           MO
Fox River              Chicago, IL         --           492(h)         --        25,584(e)(h)   1997           49        49
  Sheridan, IL
Oak N' Spruce          Boston, MA         132           420         1,629        21,840(e)      1998           --        --
  South Lee, MA        New York,
                       NY(i)
DESTINATION RESORTS
Ozark Mountain         Branson,           124            78           783         4,056(e)      1982        5,665       994
  Kimberling City, MO  MO
Holiday Hills          Branson,            24           202           135        10,100(d)      1984        1,065       217
  Branson, MO          MO
                                          ---         -----        ------       -------                    ------     -----
        Total                             999         2,790        10,930       143,920                    35,122     6,592
                                          ===         =====        ======       =======                    ======     =====


                       AVERAGE
                        SALES
                        PRICE     AMENITIES/
   RESORT/LOCATION     IN 1997   ACTIVITIES(C)
   ---------------     -------   -------------
DRIVE-TO RESORTS
Holly Lake             $7,062    B,F,G,H,
  Hawkins, TX                    M,S,T
The Villages            7,640    B,F,H,
  Flint, TX                      M,S,T
Lake O' The Woods       6,743    F,M,S,T(f)
  Flint, TX
Piney Shores            8,518    B,F,H,
  Conroe, TX                     M,S,T
Hill Country            8,552    M,S,T(f)
  Canyon Lake, TX
Timber Creek            5,599    B,F,G,M,S,T
  DeSoto, MO
Fox River               5,465    G,M,S,T
  Sheridan, IL
Oak N' Spruce              --    F,G,S,T
  South Lee, MA

DESTINATION RESORTS
Ozark Mountain          7,282    B,F,H,
  Kimberling City, MO            M,S,T
Holiday Hills           8,046    G,M,S,T(f)
  Branson, MO
                       ------
        Total          $7,854
                       ======

  NEW RESORTS

                                                                                                                EXISTING AND
                                                   PRIMARY          DATE      PLANNED       PLANNED               PLANNED
               RESORT/LOCATION                  MARKET SERVED     ACQUIRED    UNITS(H)    INTERVALS(H)      AMENITIES/ACTIVITIES
               ---------------                  --------------    --------    --------    ------------      --------------------
Galveston, TX.................................  Houston, TX         1997(j)      400(k)      20,800(e)(k)   B,F,S,T
Las Vegas, NV.................................  Las Vegas, NV       1997         157(l)       8,164(e)(l)   S
                                                                               -----         ------
        Total.................................                                   557         28,964
                                                                               =====         ======

---------------

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. For the year ended December 31, 1997, upgrade sales at the Existing Resorts were as follows:

                                                                        AVERAGE SALES PRICE
                                                                            FOR THE YEAR
                                                                           ENDED 12/31/97
                                                  UPGRADED VACATION          -- NET OF
                     RESORT                        INTERVALS SOLD        EXCHANGED INTERVAL
                     ------                       -----------------    ----------------------
Holly Lake......................................          187                  $3,809
The Villages....................................          642                   4,871
Lake O' The Woods...............................           79                   3,630
Piney Shores....................................          671                   3,850
Hill Country....................................          648                   3,928
Timber Creek....................................            2                     945
Fox River.......................................            1                   2,780
Ozark Mountain..................................        1,468                   4,645
Holiday Hills...................................          210                   3,938
                                                        -----                  ------
                                                        3,908                  $4,326
                                                        =====                  ======

(b) Represents units included in the Company's master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 1997:

                              LAND-USE     LAND-USE   LAND-USE
                               PROCESS     PROCESS    PROCESS    CURRENTLY IN    SHELL
                             NOT STARTED   PENDING    COMPLETE   CONSTRUCTION   COMPLETE   TOTAL
                             -----------   --------   --------   ------------   --------   -----
Holly Lake.................        54         --         50           --            4        108
The Villages...............       110        152         78           12           --        352
Lake O' The Woods..........        --         --         16           --           --         16
Piney Shores...............       108        120         16           24           --        268
Hill Country...............       153         47         54           --           --        254
Timber Creek...............       576         --         --           24           --        600
Fox River..................       456         --         --           36           --        492
Oak N' Spruce..............       420         --         --           --           --        420
Ozark Mountain.............        36         --         30           --           12         78
Holiday Hills..............        70         --         94           24           14        202
                                -----        ---        ---          ---          ---      -----
                                1,983        319        338          120           30      2,790
                                =====        ===        ===          ===          ===      =====

          "Land-Use Process Pending" means that the Company has commenced the process which the Company believes is required under current law in order to obtain the necessary land-use authorizations from the applicable local governmental authority with jurisdiction, including submitting for approval any architectural drawings, preliminary plats or other attendant items as may be required.

          "Land-Use Process Complete" means either that (i) the Company believes that it has obtained all necessary land-use authorizations under current law from the applicable local governmental authority with jurisdiction, including the approval and filing of any required preliminary or final plat and the issuance of building permit(s), in each case to the extent applicable, or (ii) upon payment of any required filing or other fees, the Company believes that it will under current law obtain such necessary authorizations without further process.

          The 30 "Shell Complete" units are currently devoted to such uses as a general store, registration office, sales office, activity center, construction office, or pro shop. The Company anticipates that these units will continue to be used for such purposes during 1998.

(c) Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B -- boating; F -- fishing; G -- golf course; H -- horseback riding; M -- miniature golf; S -- swimming pool; and T -- tennis.

(d) These figures are based on 50 one-week intervals per unit. In some instances, the Company may be able to market 52 one-week intervals per unit.

(e) These figures are based on 52 one-week intervals per unit.

(f) Boating is available near the resort.

(g) Includes three units which have not been finished-out for accommodations and which are currently used for other purposes.

(h) Engineering, architectural and construction estimates have not been completed by the Company, and there can be no assurance that the Company will develop these properties at the unit numbers currently projected.

(i) The Company has commenced the timeshare permit process in New York, but has not yet received a permit. (The Company has a timeshare permit in Massachusetts.)

(j) One portion of this tract was acquired in February 1998.

(k) The Company has not commenced the timeshare permit process. The Company has commenced the land use permit process.

(l) The Company has commenced the timeshare permit application process, but has not received a permit. The Company has not commenced the land use permit process.

FEATURES COMMON TO EXISTING RESORTS

     The Existing Resorts are located in rustic areas offering Silverleaf Owners a quiet, relaxing vacation environment. Furthermore, the resorts offer different vacation activities, including golf, fishing, boating, swimming, horseback riding, tennis and archery. Features common to the Existing Resorts include the following:

     ENDLESS ESCAPE PROGRAM. The Company's Endless Escape program offers Silverleaf Owners a substantial benefit not typically enjoyed by many other timeshare owners. In addition to the right to use his unit one week per year, the Endless Escape program allows a Silverleaf Owner to also use vacant units at any of the Existing Resorts, except Oak N' Spruce, for no additional charge. The Endless Escape program is limited based on the availability of units which include unused intervals and unsold inventory. The Company believes this program is important as many vacationers prefer shorter two to three day vacations. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than his Vacation Interval.

     Silverleaf Owners who purchase a Vacation Interval at the existing units at Oak N' Spruce are not entitled to use Silverleaf's Endless Escape program for other resorts. Furthermore, only those Silverleaf Owners who purchase a Vacation Interval at the existing units at Oak N' Spruce may use the Endless Escape program at such Oak N' Spruce units.

     The Company is planning to change the Endless Escape program for customers who purchase a Vacation Interval after approximately June 1998. Customers who purchase a Vacation Interval at a Drive-to Resort after such date will not be able to use the Endless Escape program at the Company's Destination Resorts, including the New Resorts in Galveston and Las Vegas. However, customers who are or become Silverleaf Owners before such date will be able to use the Endless Escape program at all Destination Resorts, including the Galveston and Las Vegas resorts. Silverleaf Owners who purchase a Vacation Interval at any Destination Resort after such date will be able to use the Endless Escape program at any of Silverleaf's resorts, including the New Resorts at Galveston and Las Vegas.

     YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round use of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding or watercraft rentals, may require a usage fee.

     EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which entitle him on an annual basis to (i) exchange his interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; and (ii) exchange his interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights require an exchange fee, which is currently $50, and are conditioned upon availability of the desired interval or resort. The Company executed approximately 884 intra-company exchanges in 1997. In addition, for an additional annual fee of approximately $74, most Silverleaf Owners may join the exchange program administered by RCI.

     DEEDED OWNERSHIP. The Company typically sells a Vacation Interval which entitles the owner to use a specific unit for a designated one-week interval each year. The Vacation Interval purchaser receives a recorded deed which grants the purchaser a percentage interest in a specific unit for a designated week. The Company also sells a biennial (alternate year) Vacation Interval which allows the owner to use a unit for a one-week interval every other year with reduced dues.

     MASTER CLUB. Each of the Existing Resorts has a Club for the benefit of the Silverleaf Owners. The Clubs have an agreement with the Master Club to manage the Existing Resorts on a centralized and collective basis. The Master Club has contracted with the Company to perform the supervisory, management and maintenance functions granted by the Clubs to the Master Club. Costs of these operations are covered by monthly dues paid by Silverleaf Owners to their respective Clubs together with income generated by the operation of certain amenities at the Existing Resorts.

     ON-SITE SECURITY. The Existing Resorts are patrolled by security personnel who are either employees of the Master Club or personnel of independent security service companies which have contracted with the Clubs.

     The new Galveston resort is expected to have the features set forth above. Due to Nevada timeshare laws, the proposed resort in Las Vegas will not be managed by the Master Club.

DESCRIPTION OF EXISTING RESORTS

     HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of East Texas, approximately 105 miles east of Dallas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The Company owns approximately 2,740 acres within Holly Lake, of which approximately 2,667 may not be developed due to deed restrictions. At December 31, 1997, approximately 27 acres were developed and approximately 45 remaining acres are currently planned by the Company to be used for future development.

     At December 31, 1997, 130 units were completed, and an additional 108 units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding and stucco fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

     Amenities at the resort include an 18-hole golf course with pro shop; 19th-hole private club and restaurant; Holly Lake Restaurant; Country Store; indoor rodeo arena and stables; six tennis courts (four lighted); four different lakes (one with sandy swimming beach and swimming dock, one with boat launch for water skiing); two swimming pools with bathhouses; children's pool and pavilion; recently completed hiking/nature trail; children's playground area; two miniature golf courses; three picnic areas; activity center with big screen television; gameroom with arcade games and pool tables; horseback trails; activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery; and camp sites with electrical and water hookups. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

     At December 31, 1997, the resort contained 6,500 Vacation Intervals, of which 1,129 intervals remained available for sale. The Company plans to build an additional 108 units, which would yield an additional 5,400 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $12,500 for one-week stays. During 1997, 539 Vacation Intervals were sold.

     THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sport resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 615 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 1997, approximately 47 acres were developed such that approximately 189 remaining acres are currently planned by the Company to be used for future development.

     At December 31, 1997, 240 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 352 units and 16 units are planned for development at The Villages and Lake O' The Woods, respectively. There are four different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units);
(ii) two bedroom, two bath, brick and siding exterior fourplexes; (iii) two bedroom, two bath, siding exterior fourplexes; and (iv) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace.

     Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, boat launch, water-craft rentals, and covered and locked rental boat stalls; two swimming pools; lighted tennis court; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children's playground; RV sites; an activity center with reading room, wide-screen television and pool table; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use bicycles, jet skis, motor boats, paddle boats, pontoon boats, and water trikes. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

     Recreational facilities at Lake O' The Woods include swimming pool, bathhouse, lighted tennis court, a recreational beach area with picnic areas, a fishing pier on Lake Palestine, nature trails, soccer/softball field, children's playground, RV sites, an activity center with wide-screen television and pool table, horseshoe pits, archery range, putting green, miniature golf course, and shuffleboard, volleyball, and basketball courts. Guests can also ride horses or rent bicycles.

     At December 31, 1997, the Villages contained 12,430 total Vacation Intervals, of which 2,440 remained available for sale. The Company plans to build 352 additional units at the Villages, which would yield an additional 18,304 Vacation Intervals available for sale. At December 31, 1997, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 412 remained available for sale. The Company plans to build 16 additional units at Lake O' The Woods, which would yield 800 additional Vacation Intervals available for sale. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $5,500 to $14,500 for one-week stays (and start at $3,500 for biennial intervals). During 1997, 1,679 Vacation Intervals were sold at The Villages and 332 Vacation Intervals were sold at Lake O' The Woods.

     PINEY SHORES RESORT. Piney Shores is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. At December 31, 1997, the resort contained approximately 116 acres, of which approximately 73 acres are planned by the Company for future development.

     At December 31, 1997, 132 units were completed, and an additional 268 units are planned for development. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. The Company has recently completed 24 new "lodge-style" units which feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings.

     The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include a swimming pool with spa, a new bathhouse complete with showers and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children's playground, picnic areas, boat launch, beach area for swimming, 1,500-square foot activity center with big-screen television, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball. The resort also has a vintage moored paddle-wheeled riverboat which is available for parties and receptions.

     At December 31, 1997, the resort contained 6,864 Vacation Intervals, of which approximately 2,516 remained available for sale. The Company intends to build 268 additional units, which would yield an additional 13,936 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $14,500 for one-week stays (and start at $3,500 for biennial intervals). During 1997, 1,359 Vacation Intervals were sold.

     HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. At December 31, 1997, Hill Country Resort contained approximately 60 acres, of which approximately 13 acres are currently planned by the Company to be used for future development. In February 1998, the Company entered into an agreement to acquire an additional 46 acres for $218,000. Silverleaf may cancel this agreement if it is not satisfied with the property after its due diligence investigation, and there is no assurance that this contract will be consummated.

     At December 31, 1997, 153 units were completed, and an additional 254 units are planned for development. Twenty units are single story, while all other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, and/or a fireplace. Twelve units feature the Company's new "lodge style".

     Amenities at the resort include a registration center; an 1,150-square foot activity center with electronic games, pool table, and wide-screen television; miniature golf course; a children's playground area; barbecue and picnic areas; enclosed swimming pool and heated spa; children's wading pool; newly-constructed tennis court; archery range; and activity areas for shuffleboard, basketball, horseshoes, and volleyball. The Company plans to expand the existing clubhouse at the resort with construction projected to begin in November 1998. The Company estimates that the addition will cost approximately $680,000 and will take six months to complete. Area sights and activities include water-tubing on the nearby Guadalupe River, and visiting the River Walk or the Alamo in San Antonio.

     At December 31, 1997, the resort contained 6,250 Vacation Intervals, of which 1,886 remained available for sale. The Company plans to build 254 additional units, which collectively would yield 12,700 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $14,500 for one-week stays (and start at $3,500 for biennial alternate year intervals). During 1997, 1,391 Vacation Intervals were sold.

     OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a country music entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 1997, the resort contained approximately 116 acres, of which approximately 82 acres are currently planned by the Company to be used for future development.

     At December 31, 1997, 124 units were completed, and an additional 78 additional units are planned for development. There are two types of units: (i) two bedroom, two bath, one-story fourplexes; and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan or pine furnishings, or fireplace. "President's View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,210 square feet), front and back screened verandas, washer and dryer, and a more elegant decor.

     The primary recreational amenity available at the resort is Table Rock Lake, a 43,100 acre public lake. Other recreational facilities and improvements at the resort include a swimming beach with dock, an activities center with pool table, covered boat dock and launch ramp, olympic-sized swimming pool, concession area with dressing facilities, lighted tennis court, nature trails, horseback riding trails, two picnic areas, two playgrounds, miniature golf course, and a competitive sports area accommodating volleyball, basketball, tetherball, horseshoes, shuffleboard, and archery. Guests can also rent or use canoes, paddle boats, or rowboats. Owners of neighboring condominium units developed by the Company in the past are also entitled to use these amenities pursuant to use agreements with the Company. Similarly, owners of Vacation Intervals are entitled to use certain amenities of these condominium developments, including a wellness center featuring a jacuzzi and exercise equipment.

     At December 31, 1997, the resort contained 6,224 Vacation Intervals, of which approximately 783 remained available for sale. The Company plans to build 78 additional units which would yield an additional 4,056 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $14,500 for one-week stays, while one-week "President's View" intervals are priced at $8,000 to $17,500 depending on the value rating of the interval. During 1997, 994 Vacation Intervals were sold.

     HOLIDAY HILLS RESORT. Holiday Hills is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills is a mixed-use development of single-family lots, condominiums and timeshare units. At December 31, 1997, the resort contained approximately 338 acres, of which approximately 177 acres are currently planned by the Company to be used for future development.

     At December 31, 1997, 24 units were completed, and an additional 202 units are planned for future development. There are two types of timeshare units: (i) two bedroom, two bath, one-story fourplexes; and (ii) one bedroom, one bath, with upstairs loft, log construction duplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, color television, vaulted ceilings, and interior ceiling fans.

     Taneycomo Lake, a popular lake for trout fishing, is three miles away, and Table Rock Lake is approximately ten miles away. Amenities at the resort include a newly renovated 18-hole golf course, pro shop, swimming pool, miniature golf course, tennis court, picnic area, camp sites, archery range, basketball court, and an activity area which includes shuffleboard and horseshoes. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowner associations.

     At December 31, 1997, the resort contained 1,200 Vacation Intervals, of which 135 remained available for sale. The Company plans to build 202 additional units, which would yield an additional 10,100 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $14,500 for one-week stays. During 1997, 217 Vacation Intervals were sold.

     TIMBER CREEK RESORT. In August 1997, the Company acquired the Timber Creek Resort in Desoto, Missouri. The resort is located approximately 50 miles south of St. Louis. Prior to its acquisition by the Company, the Timber Creek Resort was operated as a campground by a nationwide campground operator. At December 31, 1997, the resort contained approximately 308 acres, of which approximately 142 acres are currently planned by the Company to be used for future development.

     The Company plans to build 600 new units. The planned units will be two bedroom, two bath units. Amenities within each new unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

     The primary recreational amenity available at the resort is a 40-acre fishing lake. Other amenities include a clubhouse; outdoor pavilion; swimming pool; two tennis courts; miniature golf course; shuffleboard/multi-use sports court; and hook-ups for recreational vehicles. The Company plans to construct a new par three executive golf course; clubhouse; stable and corral; lake pavilion; and welcome station. Other planned improvements by the Company include conversion of the existing sales and registration buildings and renovation of the clubhouse and clubhouse pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 1997, construction had begun on 24 units which are expected to be completed by May 1998. The Company plans to build 576 additional units which collectively would yield 31,200 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $12,500 for one-week stays. Sales efforts commenced in October 1997, and 32 Vacation Intervals were sold in the last quarter of 1997.

     FOX RIVER RESORT. In August 1997, the Company acquired the Fox River Resort in Sheridan, Illinois. The resort is located approximately 70 miles southwest of Chicago. Prior to its acquisition by the Company, the Fox River Resort was operated as a campground by a nationwide campground operator . At December 31, 1997, the resort contained approximately 180 acres, of which approximately 87 acres are currently planned by the Company to be used for future development.

     The Company plans to build 492 new units. All units will be two bedroom, two bath units. Amenities within each unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

     Amenities available at the resort include a tennis court; sports court; shuffleboard courts; outdoor pavilion; swimming pool; miniature golf course; and hook-ups for recreational vehicles. The Company plans to construct a new par three executive golf course; sales and registration buildings; clubhouse; covered pool; playground; children's movie theater; stable and corral; and welcome station. The Company also plans to offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 1997, construction had begun on 36 units which are expected to be completed by May 1998. The Company plans to build 456 additional units which collectively would yield 25,584 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $12,500 for one-week stays. Sales efforts commenced in November 1997, and 49 Vacation Intervals were sold in the last quarter of 1997.

     OAK N' SPRUCE RESORT. In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston and 114 miles north of New York City. Oak N' Spruce is a mixed-use development which includes a hotel and timeshare units. At December 31, 1997, the resort contained approximately 240 acres, of which approximately 120 acres are currently planned by the Company to be used for future development.

     At December 31, 1997, the resort had 132 units, and an additional 420 units are planned for development. There are seven types of existing units: (i) studio flat; (ii) one-bedroom flat; (iii) one-bedroom townhouse; (iv) two-bedroom flat;
(v) two-bedroom townhouse; (vi) two-bedroom, flex-time; and (vii) two-bedroom, lockout. There is also a 55-room hotel at the resort which may be converted to timeshare use. The hotel will initially be used primarily to provide accommodations for potential timeshare customers who tour the resort. Amenities within each new unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

     Amenities at the resort include a restaurant and lounge with banquet facility; two indoor heated swimming pools with hot tubs; one outdoor olympic-sized, spring fed pool with bar and snack bar; sauna; health club; nine-hole golf course; ski rentals; shuffleboard, basketball and tennis courts; horseshoe pits; hiking and ski trails; and activity areas for sledding and badminton. The resort is also near Beartown State Forest.

     At December 31, 1997, the resort contained 6,864 Vacation Intervals, of which 1,629 remained available for sale. The Company plans to build 420 additional "lodge-style" units, which would yield an additional 21,840 Vacation Intervals available for sale. Construction of units is slated to begin in the second quarter of

1998, and sales efforts began in January 1998. Vacation Intervals at the resort are currently priced from $6,000 to $12,500 for one-week stays. Since the Oak N' Spruce Resort was acquired on December 31, 1997, the Company did not sell any Vacation Intervals at this resort during 1997.

DESCRIPTION OF NEW RESORTS

     LAS VEGAS RESORT. In November 1997, the Company acquired a two acre parcel of land two blocks off the "strip" in Las Vegas, Nevada, for development as a new Destination Resort.

     The Company plans to build a five-story tower and a nine-story tower which will include approximately 157 units, including 83 one-bedroom and 74 two-bedroom units. Construction of the units is slated to begin in June 1998. This resort will feature the Company's larger President's View units which offer 1,210 square feet of floor space, front and back balconies, washer and dryer, whirlpool tubs, living room with sleeper sofa, full kitchen, and color television.

     Amenities at the resort will include a restaurant and lounge on the top floor. Other planned amenities include a swimming pool, health spa with sauna, exercise facilities, children's theatre, and video arcade. The resort will also feature a waterfall cascading down the front of one tower.

     The Company plans to build 157 units which would yield 8,164 Vacation Intervals for sale. The Company anticipates that sales efforts will begin in the third quarter of 1998. Vacation Intervals at the resort will be priced from $9,500 to $13,500 for one-week stays.

     GULF COAST RESORT. In December 1997 and February 1998, the Company acquired over 83 acres of land, including beachfront, in Galveston, Texas. These tracts are located approximately 50 miles south of Houston, Texas, and were acquired for development as a new Destination Resort. Prior to its acquisition by the Company, one tract was operated by a nationwide campground operator.

     The Company plans to build 400 new units situated in three-story 12-plex buildings, with construction of 12 units slated to begin in June 1998. All units will be two bedroom, two bath units. Amenities within each unit will include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and vaulted ceilings. This resort will also include the Company's upscale President's View units which will overlook the Gulf of Mexico and offer 1,210 square feet of floor space, front and back screened verandas, washer and dryer, and a more elegant decor.

     The primary amenity at the resort is the Gulf of Mexico. This site has 635 feet of beachfront. Other currently existing amenities include a lodge with kitchen, sports court, and swimming pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     The Company plans to build 400 units which would yield 20,800 Vacation Intervals for sale. The Company anticipates that sales efforts will begin in the third quarter of 1998. Vacation Intervals at the resort will be priced from $8,000 to $14,500 for one-week stays. Silverleaf's land use plan at Galveston is currently being challenged in court. A neighboring landowner has sued the city of Galveston and its zoning board to set aside the Galveston planning commission's approval of Silverleaf's land use plan. Silverleaf believes the suit is without merit and has filed a petition to intervene in the litigation to protect its interests. The Company does not believe that this suit will materially affect its timetable for development of its New Resort at Galveston; however, there can be no assurance that Silverleaf's land use plan will withstand this challenge. Furthermore, this litigation may delay the development of this property.

MARKETING AND SALES

     Marketing is the process by which the Company attracts potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation. The Company believes it has the marketing and sales systems necessary to sell Vacation Intervals on a low-cost basis. The Company also believes it is strategically positioned to enter new markets and develop marketing programs for additional resorts it may develop in the future at a lower cost than its competitors.

     MARKETING. The Company's in-house marketing staff develops prospects through a variety of marketing programs specifically designed to attract the Company's target customers. Databases of new prospects are principally developed through cooperative arrangements between Database Research, Inc., a subsidiary of the Company, and other local businesses and special event sponsors. Under these cooperative marketing programs, basic demographic information of potential customers is solicited on a voluntary basis from individuals who patronize these businesses or events. After entering this demographic information into its permanent database, the Company utilizes its systems to identify prospects who meet the Company's marketing criteria. Using the Company's automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of the Company's resorts and receive an incentive, such as a free gift.

     SALES. The Company actively sells its Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of the Company's on-site salesforce who conducts the prospect on a one to two hour tour of the resort and its related amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives offered by the Company. Prior to the closing of any sale, a verification officer (a salaried employee of the Company) interviews each prospect to ensure compliance with Company sales policies and regulatory agency requirements. No sale becomes final until a statutory waiting period (which varies from state to state) of up to five days has passed.

     Sales representatives receive commissions ranging from 5-14% of the sales price depending on established guidelines. Sales managers also receive commissions of 4% and are subject to commission chargebacks in the event the purchaser fails to make his first required payment. Sales directors also receive commissions of 2%, which are also subject to chargebacks.

     Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or Samplers, which entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a Sampler against the down-payment on a Vacation Interval if purchased at a later date. In addition, the Company actively markets upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by the Company's in-house sales staff, the Company has contracted with a third party to assist in offsite marketing of upgrades at the Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 17.1% and 24.6%, respectively, of the Company's gross revenues from Vacation Interval sales for 1996 and 1997. By offering Samplers and upgraded Vacation Intervals, the Company believes it offers an affordable product for all prospects in its target market. Also, by offering products with a range of prices, the Company attempts to attract younger purchasers with its lower-priced products and gradually upgrade such purchasers over time as their earnings increase.

     Because the Company's sales representatives are a critical component of the sales and marketing effort, the Company continually strives to attract, train and retain a dedicated salesforce. The Company provides intensive sales instruction and training which, coupled with the representative's valuable local knowledge, assist the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is an employee of the Company and receives some employment benefits. At December 31, 1997, the Company employed more than 300 sales representatives at its Existing Resorts.

CUSTOMER FINANCING

     The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

     The Company's credit experience is such that in 1997 it allocated 15.3% of the purchase price of each Vacation Interval to a bad debt reserve. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs (approximately 40% of sales price) must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, Illinois, Texas, and certain other states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.

     Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1997, the Company had customer notes receivable in the approximate principal amount of $104.4 million, was contingently liable with respect to approximately $7.4 million principal amount of customer notes sold with recourse and had an allowance for doubtful notes and sales returns of approximately $15.5 million.

     The Company recognizes interest income as earned. If interest payments on customer notes become delinquent, the Company ceases recognition of the interest income until collection is deemed probable. When inventory is returned to the Company, any unpaid note receivable balances are charged against the allowance for uncollectible notes net of the amount at which the Vacation Interval is being restored to inventory.

     The Company intends to borrow additional funds under its existing revolving credit facilities to finance its operations. Under its existing revolving credit facilities, the Company may borrow up to $115.0 million collateralized by customer promissory notes and mortgages. At December 31, 1997, the Company had borrowings under such revolving credit facilities in the approximate principal amount of $40.4 million. These facilities permit borrowings up to 70% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1997, the Company had a portfolio of approximately 21,320 Vacation Interval customer promissory notes in the approximate principal amount of $104.4 million, of which approximately $14.4 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

     At December 31, 1997, the Company's portfolio of customer notes receivable had an average yield of 14.5%. At such date, the Company's borrowings, which bear interest at variable rates, had a weighted average cost of 10.1%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer loans. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity and financial position.

     Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that are financed by the Company, and (ii) reduced demand if the Company is unable to provide financing to purchasers of Vacation Intervals. The Company ordinarily receives only 10% of the purchase price on the sale of a Vacation Interval but must pay in full the costs of development, marketing, and sale of the Interval. Maximum borrowings available under the Company's current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

     The Company typically provides financing to customers over a seven year period, and customer notes had an average maturity of 5.5 years at December 31, 1997. The Company's revolving credit facilities mature between December 1999 and October 2005, with up to $60.0 million of borrowings under such facilities maturing in December 1999. Accordingly, there could be a mismatch between the Company's cash receipts and the Company's cash disbursement obligations in December 1999 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

DEVELOPMENT AND ACQUISITION PROCESS

     The Company believes there is substantial opportunity to develop and acquire resorts. As part of its current growth strategy, the Company intends to develop and selectively acquire new resorts with characteristics similar to the Existing Resorts and New Resorts.

     In evaluating a potential site for a Drive-to Resort, the Company generally seeks locations within 100 miles of large metropolitan areas that have favorable demographic characteristics. For both Drive-to Resorts and Destination Resorts, the Company generally seeks wooded rustic settings with amenities such as golf courses or water frontage. For Destination Resorts, the Company seeks popular destination resort areas that are easily accessible to Silverleaf Owners. The Las Vegas, Nevada site was recently acquired in response to a survey in which Silverleaf Owners expressed a strong interest in a "destination" resort in Las Vegas. The Company also seeks locations offering an absence of competing properties near the target location, ease of development with respect to zoning and land-use issues, and ease of compliance with governmental regulations concerning timeshare sales and operations.

     Before committing capital to a site, the Company tests the market using certain marketing techniques developed by the Company. The Company also explores the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare sales and operations. The Company will also contact various governmental entities and review applications for necessary governmental permits and approvals. If the Company is satisfied with its market and regulatory review, it will prepare a conceptual layout of the resort, including building site plans and resort amenities. After the Company applies its standard lodging unit design and amenity package, the Company prepares a budget which estimates the cost of developing the resort, including costs of lodging facilities, infrastructure and amenities, as well as projected sales, marketing, and general and administrative costs. Purchase contracts typically provide for additional due diligence by the Company, including obtaining an environmental report by an environmental consulting firm, a survey of the property, and a title commitment. The Company employs legal counsel to review such documents and to also review pertinent legal issues. If the Company continues to be satisfied with the site after the environmental and legal review, the Company will complete the purchase of the property.

     The Company has a contract with an outside architectural firm which supervises construction of new units. All construction activities are contracted out to third parties, subject to completion guarantees. The Company seeks initial completion of the development of a new resort's basic infrastructure and models within one year, with additional units to be added within 150 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

CLUBS/MASTER CLUB

     Upon purchasing a Vacation Interval at a resort, the purchaser automatically becomes a member of a homeowner's association ("Club") for that particular resort. The Company has the right to appoint the directors of the Clubs. The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may foreclose on the delinquent Silverleaf Owner's Vacation Interval. During 1996 and 1997, approximately 396 and 228 foreclosures, respectively, resulted from Silverleaf Owners' failure to pay monthly dues.

     Each Existing Resort has a Club which has entered into a Master Club Agreement with the Master Club. The Master Club, a non-profit corporation, has no shareholders or members, and its directors are elected by a majority vote of the directors of the Clubs. The Master Club Agreement authorizes the Master Club to manage the Existing Resorts on a centralized and collective basis. The consolidation of resort operations through the Master Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment and other personal property used in connection with the operation of the Existing Resorts are owned by the Master Club, rather than the Company.

     At December 31, 1997, the Master Club had 418 full-time employees and is solely responsible for their salaries. The Master Club is also responsible for the direct expenses of operating the Existing Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Master Club provides payroll, administrative and other services that directly benefit the Company, the Company reimburses the Master Club for such services.

     The Master Club collects dues, currently $49.98 per month ($24.99 for biennial (alternate year) Vacation Intervals) from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, together with all income generated by the operation of certain amenities at the Existing Resorts. Such amounts are placed in a common account and are used by the Master Club to pay the costs of operating the Existing Resorts and the management fees owing to the Company pursuant to a Management Agreement between the Company and the Master Club. This Management Agreement authorizes the Company to manage and operate the resorts and provides for a management fee equal to 15% of Master Club gross revenues, but the Company's right to receive such fee on an annual basis is limited to the amount of the Master Club's net income; however, if the Company does not receive 15% of the Master Club's gross revenues, such deficiency is deferred for payment to succeeding year(s), subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, the Company believes its 1998 management fee will be subject to the net income limitation. For financial reporting purposes, management fees from the Master Club are recognized based on the lower of (i) 15% of Master Club's gross revenues, or (ii) Master Club net income. See Note 10 of Notes to Consolidated Financial Statements. The Management Agreement was entered into in March 1990, has a ten year term, and will continue year-to-year thereafter unless cancelled by either party. At December 31, 1997, there were approximately 34,700 Silverleaf Owners who pay dues to the Master Club.

     As the Company develops new resorts, their respective clubs are expected to be added to the Master Club Agreement. However, the timeshare laws of some states, including Nevada, prohibit the collective dues/expense arrangement used by the Master Club. Accordingly, the Club for the New Resort in Las Vegas will not be managed by the Master Club and will be managed directly by Silverleaf. Oak N' Spruce has two Clubs -- one for Silverleaf Owners who purchase an interval in the new units to be constructed by Silverleaf, and another Club for timeshare owners who purchase an interval in an existing Oak N' Spruce unit. The latter Club, which had approximately 5,300 members at December 31, 1997, has no management agreement with the Master Club.

OTHER OPERATIONS

     OPERATION OF AMENITIES. The Company owns, operates, and receives the revenues from the marina at The Villages and the golf course and pro shop at Holiday Hills. Although the Company owns the golf course at Holly Lake, a homeowners association in the development operates the golf course. In general, the Master Club receives revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

     UNIT LEASING. The Company also realizes revenues from sales of Samplers which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five night Sampler package currently sells for $595. For the years ended December 31, 1996 and 1997, the Company realized $1.7 million and $1.4 million, respectively, in revenues from Sampler sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

     UTILITY SERVICES. The Company owns its own water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. The Company also currently owns its own waste-water treatment facilities at Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. The Company recently transferred the waste-water treatment facilities at the Holiday Hills Resort to a local public utility district. The Company is in the process of applying for permits to build expanded water supply and waste-water facilities at the Timber Creek and Fox River resorts. The Company has permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, and Piney Shores resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and Villages resorts. The Company has applied for permits which would allow it to charge third-parties for water supply and waste-water service at the Timber Creek resort. The Company is currently building a waste-water facility at The Villages which should be completed by mid-1998. The Texas Natural Resources Conservation Commission ("TNRCC") notified the Company that Holly Lake's water supply facilities do not meet TNRCC rules regarding minimum water storage capacity. To comply, the Company intends to build a new water supply facility at Holly Lake, with construction slated to begin in the third quarter of 1998. The Company also anticipates developing or augmenting utility service capacity at the Timber Creek and Fox River resorts and the new resort in Galveston.

     OTHER PROPERTY. The Company owns an undeveloped five-acre tract of land in Pass Christian, Mississippi, which has been listed with a broker for sale. The Company had planned to develop this property as a Destination Resort. However, in a recent survey, the Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, the Company acquired the parcels in Galveston, Texas, which will supplant development of the Pass Christian property. At December 31, 1997, the Company also owned 18 lots at Holiday Hills Resort and 404 lots at The Villages. At December 31, 1997, the Company also owned 9 condominium units which are in the process of being sold. See Note 12 of Notes to Consolidated Financial Statements. Additionally, the Company owns approximately 45 acres in Mississippi, and the Company is entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

     OTHER OPERATIONS. The Company provides management services for certain condominium homeowners' associations at the Existing Resorts. The Company will receive fees from campground members at the Timber Creek, Fox River, and Galveston resorts. The Company also receives revenues from room charges at the hotel at the Oak N' Spruce Resort.

POSSIBLE ACQUISITION OF MANAGEMENT RIGHTS TO CROWN RESORTS

     In January 1998, the Company entered into an agreement with Crown to acquire management rights of eight timeshare resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $3.8 million. Under the agreement, the Company will receive all existing equipment and furniture and fixtures in place for the management and operation of these eight resorts which is not owned by the resort homeowners' associations. The Company will also receive approximately 1,800 unsold Vacation Intervals. At December 31, 1997, the eight resorts had approximately 21,500 Vacation Interval owners. These resorts, if acquired, will not be operated under Silverleaf's name and will not be managed by the Master Club, and their interval owners will not participate in the Endless Escape program. Silverleaf would receive management fees from the homeowners' associations of these eight resorts in exchange for maintenance and cleaning of the units, management of the resorts' reservation systems, and operation of a proposed Crown Resorts exchange program. This acquisition would also provide an opportunity to market and sell Vacation Intervals at the Existing Resorts and the New Resorts as upgrades to interval owners of Crown Resorts. This acquisition is currently in the due diligence stage, and there is no assurance that it will be consummated.

     The eight Crown Resorts are described as follows:

     - The Alpine Bay Resort is located in Talledega County, Alabama, near Lake Logan Martin and is approximately 50 miles east of Birmingham. The resort contains 54 units and includes a golf course, pro shop lounge, outdoor pool and tennis courts. There are no remaining unsold Vacation Intervals at this resort.

     - The Hickory Hill Resort is located in Jackson County, Mississippi, near the Pascagoula River and is approximately 20 miles east of Biloxi. The resort contains 80 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. There are approximately 155 unsold Vacation Intervals at this resort.

     - The Lake Royale Resort is located in Franklin County, North Carolina, and is approximately 50 miles east of Raleigh/Durham. The resort contains ten units and has a golf course, pro shop lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. There are approximately 14 unsold Vacation Intervals at this resort.

     - The Beech Mountain Lake Resort is located in Butler Township, Luzerne County, Pennsylvania, and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center, tennis courts, and pontoon boat. There are approximately 116 unsold Vacation Intervals at this resort.

     - The Treasure Lake Resort is located in Sandy Township, Clearfield County, Pennsylvania, and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, a restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, tennis courts, and pontoon boat. There are approximately 468 unsold Vacation Intervals at this resort.

     - The Foxwood Hills Resort is located in Oconee County, South Carolina, near Lake Hartwell and is approximately 100 miles northeast of Atlanta. The resort contains 113 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, pontoon boat, and playground. There are approximately 483 unsold Vacation Intervals at this resort.

     - The Lake Tansi Village Resort is located in Cumberland County, Mississippi, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. There are approximately 275 unsold Vacation Intervals at this resort.

     - The Westwind Manor Resort is located in Wise County, Texas, on Lake Bridgeport and is approximately 65 miles northwest of the Dallas-Ft. Worth metroplex. The resort contains 37 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. There are approximately 333 unsold Vacation Intervals at this resort.

     The Company will not own, operate, or receive revenues from the above-described recreational amenities, which are generally owned and operated by various homeowner's associations or unrelated third parties. Neither will the Company acquire any land or development rights for the construction of additional timeshare units at these eight resorts, although it may consider such acquisitions in the future.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS

     INTERNAL EXCHANGES. Each purchaser of a Vacation Interval from the Company has certain exchange privileges which entitle such purchaser to: (i) exchange his interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; and (ii) exchange his interval for the same interval at any other of the Existing Resorts. These intra-company exchange rights require an exchange fee, which is currently $50, and are conditioned upon availability of the desired interval or resort.

     RCI EXCHANGES. The Company believes that its Vacation Intervals are made more attractive by the Company's participation in Vacation Interval exchange networks operated by RCI. The Existing Resorts, except Oak N' Spruce, are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. The Oak N' Spruce Resort is currently under contract with a different network exchange company, Interval International. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing his Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired.

     RCI assigns a rating of "red", "white", or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. An owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. RCI has assigned either red or white ratings to all Vacation Intervals at the Company's Ozark Mountain and Holiday Hills resorts.

     RCI has more than 3,200 participating resort facilities and over 2.3 million members worldwide. During 1997 RCI processed over 1.8 million Vacation Interval exchanges. The cost of the annual membership fee in RCI, which is at the option and expense of the owner of the Vacation Interval, is currently $74 per year. Exchange rights require an additional fee of approximately $103 for domestic exchanges and $133 for foreign exchanges.

COMPETITION

     The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Four Seasons Resorts ("Four Seasons") have recently entered the industry. Other companies in the timeshare industry, including Signature Resorts, Inc. ("Signature"), Fairfield Communities, Inc. ("Fairfield"), Vacation Break U.S.A., Inc. ("Vacation Break"), Vistana Inc. ("Vistana"), Ramada Vacation Suites ("Ramada"), and TrendWest Resorts, Inc. ("TrendWest"), are, or are subsidiaries of, public companies, with the enhanced access to capital and other resources that public ownership implies.

     Fairfield and Signature own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain Resorts, and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Signature also owns a resort which is located near and competes with the Company's Piney Shores Resort. Based on published industry data and reports, except for Fairfield and Signature, the Company does not believe that any of the competitors named above own timeshare resorts in Illinois, Missouri, or Texas. The Company believes that many of the companies named in the preceding paragraph operate timeshare resorts in Las Vegas, Nevada. Additionally, the Company believes there are a number of privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts. Finally, the proposed resort in Las Vegas will compete with a large number and variety of hotels and other lodging facilities in Las Vegas.

     The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes the other competitors named above target consumers with similar, but slightly higher, income levels than the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services or amenities than the Company.

     While the Company's principal competitors are developers of timeshare resorts, the Company is also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's (or its customers') costs relative to such competitors' (or their customers') costs, could have a material adverse effect on the Company's results of operations, liquidity and financial position.

     Numerous businesses, individuals and other entities compete with the Company in seeking properties for acquisition and development and new resorts. Some of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company wishes to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

GOVERNMENTAL REGULATION

     GENERAL. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts and New Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act and the Civil Rights Acts of 1964 and 1968.

     In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Texas, Missouri, Illinois, Massachusetts and Nevada, the states in which the Company owns Existing Resorts or New Resorts, as well as other states in which the Company markets its Vacation Intervals, have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states, including Texas, Illinois, Massachusetts and Nevada, require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of Texas, Illinois, Massachusetts and Nevada, respectively, require the Company to deliver an offering statement (or public report), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to five calendar days following the date the contract was signed by the purchaser.

     The Company qualifies each resort under the laws of the state where it is located. The Company has recently filed a timeshare application in Nevada with respect to the New Resort in Las Vegas. There can be no assurance that the Company will obtain the requisite approval to sell Vacation Intervals for this resort, and the Company has not commenced marketing or sales activities for this report.

     The Company also markets and sells its Vacation Intervals to residents of certain states which are near the states where the Company's resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. The Company is currently in various stages of obtaining permits to sell Vacation Intervals to residents of New York and certain other states proximate to the Oak N' Spruce Resort in Massachusetts. There can be no assurance that the Company will obtain the requisite approvals to sell Vacation Intervals to residents of such states. The Company does not register all of its resorts in each of the states where it registers any resorts.

     Most states have additional laws which regulate the Company's activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift and sweepstakes laws; and other related laws.

     The Company believes it is in material compliance with federal, Texas, Missouri, Illinois, and Massachusetts laws and regulations to which it is currently subject relating to the sale and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals in the value segment of the timeshare industry, which may include individuals who are less financially sophisticated than more affluent customers. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal, Texas, Missouri, Illinois, Massachusetts, or other laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, or financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

     During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due, among other things, to marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state and local enforcement actions and investigations in the past were certain of the Affiliated Companies and their affiliates. Some of the settlements, injunctions and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Affiliated Companies consented purport to bind all successors and assigns, and accordingly bind the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors or employees of the Company or any Affiliated Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors and employees" of certain Affiliated Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one case in 1988, an Affiliated Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

     In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Endless Escape program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business.

     The Company employs the following methods in training sales and marketing personnel as to legal requirements. With regard to direct mailings, a designated compliance employee of the Company reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, the Company's Vice President -- Marketing prepares a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training which includes, among other things, directions to adhere strictly to the Company approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the Company approved script. With regard to sales functions, the Company distributes sales manuals which summarize applicable state legal requirements. Additionally, such sales personnel receive training as to such applicable legal requirements. The Company has a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Additionally, a member of the corporate office staff calls each purchaser within 48 hours after the sale to verify information. Periodically, the Company is notified by regulatory agencies to revise its disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, the Company revises its direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, in an attempt to comply with such requests.

     ENVIRONMENTAL MATTERS. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and tort liability and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site or from environmental regulatory violations. In connection with its ownership and operation of its properties, the Company may be potentially liable for such claims.

     Certain Federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. In 1994, the Company conducted a limited asbestos survey at each of the Existing Resorts, which surveys did not reveal material potential losses associated with ACM's at certain of the Existing Resorts.

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to sell Vacation Intervals at such properties and the market value of such property. The Company has not tested its properties for radon. Recently-enacted federal legislation will eventually require the Company to disclose to potential purchasers of Vacation Intervals at the Company's resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify.

     Electric transmission lines are located in the vicinity of the Company's properties. Electric transmission lines are one of many sources of electromagnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property value in obtaining financing and in condemnation and eminent domain proceedings brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

     In 1994, the Company conducted Phase I environmental assessments at several of its Existing Resorts in order to identify potential environmental concerns. Also, the Company has obtained more recent Phase I environmental assessments for each of the remaining Existing Resorts and New Resorts. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. The Company's Phase I assessments of the properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole; nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the

Company's Phase I assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company's results of operations, liquidity, or financial position.

     The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

     UTILITY REGULATION. The Company owns its own water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. TNRCC is the primary state umbrella agency regulating utilities at the resorts in Texas, and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional and local environmental, health and other agencies also regulate various aspects of the provision of water and waste-water treatment services.

     OTHER REGULATION. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management of the Company believes that its facilities are substantially in compliance with present requirements of such laws, the Company will incur additional costs of compliance. Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

EMPLOYEES

     At December 31, 1997, the Company employed 1,602 individuals. The Company believes employee relations are good. None of the employees are represented by a labor union.

INSURANCE

     The Company carries comprehensive liability, fire, hurricane and storm insurance with respect to the Company's resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operation, liquidity or financial position. The Company self-insures for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF CERTAIN INDEBTEDNESS

     EXISTING INDEBTEDNESS. The Company has revolving credit agreements with three lenders providing for loans up to an aggregate of $115.0 million, which the Company uses to finance the sale of Vacation Intervals and for working capital needs. Additionally, the Company has a revolving credit agreement with one of its lenders providing for loans up to $10.0 million to finance construction which facility was not utilized in 1997. The Company has a $10.0 million non-revolving line of credit which has been used to finance development of units at the Fox River and Timber Creek resorts and the acquisition of the Oak N' Spruce Resort, the two Galveston sites, and the Las Vegas site. The Company also has a $12.0 million revolving loan agreement due May 2003 which had a balance due at December 31, 1997 of approximately $4.1 million. The foregoing loans mature between December 1999 and October 2005, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Resorts and New Resorts. Additionally, the $10.0 million non-revolving line of credit will become due upon the closing of the Equity Offering. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 70% of the unpaid balance of certain eligible customer notes receivable.

     The Company's credit facilities contain restrictive and financial covenants, including covenants relating to (i) the maintenance of a minimum net worth ranging up to $67 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1 and a senior debt (excluding the Notes) to equity ratio of not greater than 2.0 to 1, (ii) restrictions on liens against and dispositions of collateral, (iii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iv) restrictions on changes in control and management of the Company, (v) restrictions on sales of substantially all of the assets of the Company, and (vi) restrictions on mergers, consolidations or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation or reorganization of the Company, or other changes of control of the ownership of the Company would constitute an event of default and permit the lenders to accelerate the maturity thereof. The credit facilities also include customary events of default, including, without limitation, (i) failure to pay principal, interest or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

     The following table summarizes the Company's loans, other notes payable and capital lease obligations at December 31, 1997:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
$60 million revolving loan due December 1999, extendable for a period of one year, with drawings permitted until
  maturity, at an interest rate of LIBOR plus 2.55%, secured
  by customer notes receivable..............................     $ 1,529
$40 million revolving loan due October 2005 with drawings
  permitted until October 31, 2000, at a variable rate of
  LIBOR plus 2.5%, secured by customer notes receivable.....      22,137
$15 million revolving loan due November 2002 with drawings
  permitted until November 30, 1998, at an interest rate of
  Prime plus 2%, secured by customer notes receivable.......      12,596
$12 million loan due May 2003, at a variable rate of 2.75%
  plus a Base Rate (11.25% at December 31, 1997), secured by
  customer notes receivable.................................       4,122
$10 million revolving construction loan due October 2000
  with drawings permitted until April 30, 1999 at a variable rate of LIBOR plus 3.5%, secured by land, construction in
  process and customer notes receivable.....................           0
$10 million non-revolving line of credit due January 2000
  with drawings permitted until December 1998 at a variable
  rate of LIBOR plus 3%, secured by land, improvements, and
  equipment of various Existing Resorts and New Resorts.....       4,070
Various notes, due from January 1998 through October 2002,
  collateralized by various assets with interest rates
  ranging from 4.2% to 14.0%................................       1,785
                                                                 -------
          Total notes payable...............................      46,239
Capital lease obligations...................................       2,632
                                                                 -------
          Total notes payable and capital lease
           obligations......................................     $48,871
                                                                 =======

     At December 31, 1997, prime rate was 8.5% and LIBOR rates were from 5.72% to 5.81%.

     The Company's future lending and development activities will likely be financed with indebtedness under the existing revolving credit facilities or under credit facilities to be obtained by the Company in the future. Such new credit facilities would likely be collateralized by the Company's assets and contain restrictive covenants. However, the Company does not presently have binding agreements to extend the terms of its existing financing arrangements or for any replacement financing arrangements upon the expiration of such funding commitments, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of Vacation Intervals may be limited by both the availability of funds to finance customer purchases of Vacation Intervals and by reduced demand which may result if the Company is unable to provide financing to purchasers of Vacation Intervals. In addition, if the Company were to incur additional indebtedness, this could increase its vulnerability to adverse general economic and timeshare industry conditions and to increased competitive pressures.

     The foregoing summary of certain provisions of the credit facilities is subject to and qualified in its entirety by reference to the terms of the credit facilities.

THE TIMESHARE INDUSTRY

     The Market. The resort component of the leisure industry is serviced primarily by two alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists of (i) hotels and motels in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit, and (ii) rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment is not economical. In addition, room rates and availability at such establishments are subject to change periodically. Timeshare ownership presents an economical alternative to commercial lodging for vacationers.

     Worldwide Market. In 1995 (the most recent year for which statistics are available), the worldwide timeshare industry experienced 206,000 first-time buyers, sales of 600,000 Vacation Intervals, and sales volume of $5 billion. First introduced in Europe in the mid-1960s, ownership of Vacation Intervals has been one of the fastest growing segments of the hospitality industry over the past two decades. As shown in the following charts, the worldwide timeshare industry has expanded significantly since 1980 both in Vacation Interval sales volume and number of Vacation Interval owners.

                    DOLLAR VOLUME OF VACATION INTERVAL SALES
                                 (IN BILLIONS)

                       NUMBER OF VACATION INTERVAL OWNERS
                                 (IN MILLIONS)

     United States Market. In 1996, 218,000 intervals in U.S. properties were sold at an average price of $10,000 per interval, resulting in total sales volume of $2.2 billion. By comparison, total sales volume in 1992 was $1.3 billion. A total of 1,767,000 households owned intervals in U.S. timeshare properties at January 1, 1997.

     Reasons for Growth. The following factors have contributed to increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry over the past 15 years:

     - higher quality accommodations and services;

     - involvement of well-recognized hotel companies in the industry;

     - improved availability of financing for purchasers of Vacation Intervals;

     - increased flexibility of timeshare use;

     - increased regulation of the timeshare industry; and

     - improved overall image of the timeshare industry.

     Despite the growth in the timeshare industry, Vacation Interval ownership had achieved only an approximate 1.77% market penetration of all U.S. households at January 1, 1997 (based on a U.S. Census Bureau estimate of U.S. households in
1995).

     The timeshare industry is highly fragmented, engaged in by a large number of local and regional resort developers and operators. However, there is a trend towards consolidation of timeshare properties among fewer owners. The Company believes that one of the most significant factors contributing to the current awareness of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies, including Marriott, Disney, Hilton, Hyatt, and Ramada.

     The Consumer. The median age of a Vacation Interval owner in the United States who purchased an interval in 1995 or 1996 was 48 years. The following table shows the estimated household incomes of (i) all timeshare owners in the United States, (ii) U.S. timeshare owners who purchased an interval during the period from October 1996 through February 1997, and (iii) all timeshare owners in the Central Region of the United States (which consists of 20 states including Illinois, Missouri, and Texas):

                                                        UNITED     '96/'97    CENTRAL
                                                        STATES     BUYERS     REGION
                                                        -------    -------    -------
HOUSEHOLD INCOME BEFORE TAXES
Under $30,000.........................................      3.7%       2.3%       4.6%
$30,000 to $39,999....................................      6.9%       6.3%       7.5%
$40,000 to $49,999....................................     12.2%      13.3%      12.5%
$50,000 to $59,999....................................     14.3%      16.3%      15.1%
$60,000 to $74,999....................................     18.0%      15.7%      18.6%
$75,000 to $99,999....................................     21.2%      22.7%      25.3%
$100,000 to $124,999..................................     12.1%      13.1%       6.2%
$125,000 to $149,999..................................      4.2%       2.0%       4.6%
$150,000 or more......................................      7.4%       8.4%       5.5%
Approximate Median....................................  $71,000    $71,000    $68,000

     The U.S. Census Bureau has estimated that 29.9% of all U.S. households in 1996 had a household income between $25,000 and $50,000, which represents approximately one-half of the Company's customer base. The U.S. Census Bureau figures represent household incomes throughout the United States, whereas the Company's target customers currently live primarily in Texas, Missouri, Illinois, Massachusetts, New York, and Connecticut; accordingly, the estimates prepared by the U.S. Census Bureau may not accurately reflect the annual incomes of the Company's target customers. Based upon a sampling of approximately 7% of the Company's customers who purchased a Vacation Interval in 1997, approximately 18% of such customers had an annual income less than $25,000, approximately 49% of such customers had an income of $25,000 to $50,000, and approximately 33% of such customers had an annual income greater than $50,000.

CAUTIONARY STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this report on Form 10-K that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found throughout this report on Form 10-K. In addition, when used in this report on Form 10-K the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this report on Form 10-K generally. The forward-looking statements are made as of the date of this report on Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from the projections in the forward-looking statements.

     SENSITIVITY OF CUSTOMERS TO GENERAL ECONOMIC CONDITIONS. The Company targets value-conscious customers and approximately two-thirds of the Company's customers have annual household incomes of less than $50,000. These customers are generally more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. Any economic downturn could depress spending for Vacation Intervals, limit the availability or increase the cost of financing for the Company and its customers, and adversely affect the collectibility of the Company's loans to Vacation Interval buyers. During past economic slowdowns and recessions, Affiliated Companies experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues and consequent increased foreclosures and loan losses. During any future economic slowdown or recession, the Company projects that increased delinquencies, foreclosures, and loan losses are likely to occur. Similar adverse consequences could result from significant increases in transportation costs. Any or all of the foregoing could have a material adverse effect on the Company's results of operations, liquidity and financial position.

     BORROWER DEFAULTS. The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

     The Company's credit experience is such that in 1997 it allocated 15.3% of the purchase price of each Vacation Interval to its provision for uncollectible notes. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, Texas, Illinois, and certain other states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.

     Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1997, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $104.4 million, was contingently liable with respect to approximately $7.4 million principal amount of customer notes sold with recourse and had an allowance for uncollectible notes of approximately $15.5 million. There can be no assurance that such allowance is adequate.

     FINANCING CUSTOMER BORROWINGS. To finance its operations, the Company borrows funds under existing or future credit arrangements and is dependent on its ability to finance customer notes receivable through third party lenders to conduct its business.

          BORROWING BASE. To finance Vacation Interval customer notes receivable, the Company has entered into agreements with lenders to borrow up to approximately $115.0 million collateralized by customer promissory notes and mortgages. At December 31, 1997, the Company had such borrowings from lenders in the approximate principal amount of $40.4 million. The Company's lenders typically lend the Company 70% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1997, the Company had a portfolio of approximately 21,320 Vacation Interval customer notes receivable in the approximate principal amount of $104.4 million, of which approximately $14.4 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

          NEGATIVE CASH FLOW. The Company ordinarily receives only 10% of the purchase price on the sale of a Vacation Interval but must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under the Company's credit facilities may not be sufficient to cover these costs, thereby straining the Company's capital resources, liquidity, and capacity to grow.

          INTEREST RATE MISMATCH. At December 31, 1997, the Company's portfolio of customer loans had a weighted average fixed interest rate of 14.5%. At such date, the Company's borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 10.1%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer notes receivable. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity and financial position.

          To the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

          MATURITY MISMATCH. The Company typically provides financing to customers over a seven year period, and customer notes had an average maturity of 5.5 years at December 31, 1997. The Company's related revolving credit facilities mature between December 1999 and October 2005 with up to $60.0 million of borrowings under such credit facilities maturing in December 1999. Accordingly, there could be a mismatch between the Company's anticipated cash receipts and cash disbursements in December 1999 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

          IMPACT ON SALES. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that are financed by the Company, and (ii) reduced demand if the Company is unable to provide financing to purchasers of Vacation Intervals.

     REGULATION OF MARKETING AND SALES OF VACATION INTERVALS AND RELATED LAWS. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts and New Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act and the Civil Rights Acts of 1964 and 1968.

     In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Texas, Missouri, Illinois, Massachusetts, and Nevada, the states in which the Company currently owns Existing Resorts or New Resorts, as well as other states in which the Company markets its Vacation Intervals, have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states, including Texas, Illinois, and Nevada, require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of Texas, Illinois, Massachusetts, and Nevada, respectively, require the Company to deliver an offering statement (or public report), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to five calendar days following the date the contract was signed by the purchaser.

     The Company qualifies each resort under the timeshare laws of the state where it is located. The Company has recently filed a timeshare application in Nevada with respect to the New Resort in Las Vegas. There can be no assurance that the Company will obtain the requisite approval to sell Vacation Intervals for this resort, and the Company has not commenced marketing or sales activities for this resort.

     The Company also markets and sells its Vacation Intervals to residents of certain states which are near the states where the Company's resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. The Company is currently in various stages of obtaining permits to sell Vacation Intervals to residents of New York and certain other states proximate to the Oak 'N Spruce Resort in Massachusetts. There can be no assurance that the Company will obtain the requisite approvals to sell Vacation Intervals to residents of such states. The Company does not register all of its resorts in each of the states where it registers any resorts.

     Most states have additional laws which regulate the Company's activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift and sweepstakes laws; and other related laws.

     The Company believes it is in material compliance with federal, Texas, Missouri, Illinois and Massachusetts laws and regulations to which it is currently subject relating to the sale and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals in the value segment of the timeshare industry, which may include individuals who are less financially sophisticated than more affluent customers. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal, Texas, Missouri, Illinois, Massachusetts, or other laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, and financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

     During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due, among other things, to marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state and local enforcement actions and investigations in the past were certain of the Affiliated Companies and their affiliates. Some of the settlements, injunctions and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Affiliated Companies consented purport to bind all successors and assigns, and accordingly bind the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors or employees of the Company or any Affiliated Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors and employees" of certain Affiliated Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one case in 1988, an Affiliated Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Order may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

     In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Endless Escape program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business.

     EXPANSION INTO NEW GEOGRAPHIC AREAS. Prior to August 1997, all of the Company's operating resorts and substantially all of its customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has acquired the Fox River Resort in Illinois, the Timber Creek Resort near St. Louis, Missouri, the Oak N' Spruce Resort in Massachusetts, undeveloped beachfront property in Galveston, Texas, and an undeveloped parcel in Las Vegas, Nevada. The recent expansion into new geographic areas, particularly Illinois, Massachusetts, and Nevada, poses new risks because the Company does not possess the same level of familiarity with and experience in these markets as it possesses with respect to its historical markets in Missouri and Texas, which could adversely affect the Company's ability to develop and operate timeshare resorts and sell Vacation Intervals in these new markets. Such expansion also requires the Company to comply with the laws and regulations of additional jurisdictions, including Illinois, Massachusetts, Nevada, New York, New Jersey, and Connecticut, where the Company currently markets or will market its Vacation Intervals. Additionally, the Company is subject to and will become subject to zoning and land use laws of additional municipalities in Texas, Illinois, Massachusetts, and Nevada. There is no assurance the Company can comply with all of these requirements economically or at all. The New Resorts will also require new architectural plans and construction techniques with which the Company is less familiar. For example, Silverleaf will utilize five-story and nine-story, high density buildings for the proposed resort in Las Vegas, Nevada, whereas the Company has historically utilized low-rise, lower density building structures. The Oak N' Spruce Resort in Massachusetts and the Fox River Resort in Illinois are subject to a longer and harsher winter climate than the resorts in Missouri and Texas. Accordingly, construction costs at these new resorts may be higher and the construction cycle may be longer. Expansion of the Company's sales and marketing activities to Illinois, Massachusetts, Nevada, New Jersey, New York, and Connecticut is expected to result in higher marketing expenses to gain entrance to these new markets. Cultural differences between customers in these new markets and the Company's historical markets may result in additional marketing costs or lower sales. All of the above risks associated with the Company's entrance into the new geographic areas could have a material adverse effect on the Company's results of operation, liquidity, and financial position.

     RAPID GROWTH. The Company has experienced rapid growth which could place a strain on the Company's management, employees and systems. Prior to August 1997, the Company owned and operated seven resorts. Since then, the Company has acquired three resorts and sites for two additional resorts and has entered into agreements to acquire two sites for the development of Drive-to Resorts and management rights with respect to eight timeshare resorts. As the Company's business develops and expands, the Company will require additional management and employees and will need to implement enhanced operational and financial systems. There can be no assurance that the Company will successfully hire, retain, integrate and utilize management and employees and implement and maintain such operational and financial systems. Failure to hire, retain, and integrate management and employees or implement such systems successfully could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     CONCENTRATION IN TIMESHARE INDUSTRY. Because the Company's operations are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry such as an oversupply of timeshare units, a reduction in demand for timeshare units, changes in travel and vacation patterns, a decrease in popularity of any of the Company's resorts with consumers, changes in governmental regulations or taxation of the timeshare industry, as well as negative publicity about the timeshare industry, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     COMPETITION. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, and Four Seasons, have entered the industry. Other companies in the timeshare industry, including Signature, Fairfield, Vacation Break, Vistana, Ramada, and TrendWest, are, or are subsidiaries of, public companies with enhanced access to capital and other resources.

     Fairfield and Signature own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain Resorts and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Signature also owns a resort which is located near and competes with the Company's Piney Shores Resort. Based on published industry data and reports, except for Fairfield and

Signature, the Company does not believe that any of the competitors named above own timeshare resorts in Illinois, Missouri or Texas. The Company believes that many of the companies named in the preceding paragraph operate timeshare resorts in Las Vegas, Nevada. Additionally, the Company believes there are a number of privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts. Finally, the proposed resort in Las Vegas will compete with a large number and variety of hotels and other lodging facilities in Las Vegas.

     The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes the other competitors named above target consumers with similar, but slightly higher, income levels than the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services or amenities than the Company.

     While the Company's principal competitors are developers of timeshare resorts, the Company is also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     Numerous businesses, individuals and other entities compete with the Company in seeking properties for development and acquisition of resorts. Some of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company wishes to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

     DEVELOPMENT, CONSTRUCTION AND PROPERTY ACQUISITION ACTIVITIES. The Company intends to develop and continue the expansion of the Existing Resorts, to develop the New Resorts, and to selectively acquire and develop other resorts. Acquiring and developing resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Risks associated with the Company's development and construction activities include the following: construction costs or delays at a property may exceed original estimates, possibly making the expansion or development uneconomical or unprofitable; sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; the Company has expanded and will continue to expand into new geographic areas in which it has no operating history and there is no assurance the Company will be successful in such locations; and financing may be unavailable or may not be available on favorable terms for development of, or the continued sales of Vacation Intervals at a property. There can be no assurance the Company will develop and expand the Existing Resorts, develop the New Resorts, or acquire and develop other resorts.

     In addition, the Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Such laws and difficulties in obtaining, or failing to obtain, the requisite licenses, permits, allocations, authorizations and other entitlements pursuant to such laws could impact the development, completion, and sale of the Company's projects. For instance, Silverleaf's land use plan at its New Resort site in Galveston is currently being challenged in court. A neighboring landowner has sued the city of Galveston and its zoning board to set aside the Galveston planning commission's approval of Silverleaf's land use plan. Silverleaf believes the suit is without merit and has filed a petition to intervene in the litigation to protect its interests. The Company does not believe that this suit will materially affect its timetable for development of its New Resort at Galveston; however, there can be no assurance that Silverleaf's land use plan will withstand this challenge. Furthermore, the litigation may delay the development of this property. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where the Company's projects are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Resorts and New Resorts or the development of other resorts.

     Most of the Company's resorts are located in rustic areas, often requiring the Company to provide public utility water and sanitation services in order to proceed with development. Such activities are subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development. Operation of the utilities also subjects the Company to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water.

     While the Company's construction activities typically are performed by third-party contractors whose performance cannot be assured by the Company, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. Certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a large extent upon the experience and abilities of Robert E. Mead, Sharon K. Brayfield, and David T. O'Connor, the Company's Chief Executive Officer, President, and Executive Vice President -- Sales, respectively. The loss of the services of any one of these key individuals could have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company's success is also dependent upon its ability to attract and maintain qualified acquisition, development, marketing, management, administrative and sales personnel. The ability to attract such personnel will become particularly important as the Company grows and develops additional resorts, and there can be no assurance that the Company will be successful in attracting and/or retaining such personnel.

     COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS. A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although the Company believes the Existing Resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, the Company will incur additional costs of complying with such laws. Additional federal, state and local legislation may impose further burdens or restrictions on the Company, the Clubs, or the Master Club at the Existing Resorts, the New Resorts, or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company's results of operations, liquidity, and financial position, such costs could be substantial.

     VULNERABILITY TO REGIONAL CONDITIONS. Prior to August 1997, all of the Company's operating resorts and substantially all of the Company's customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has acquired resorts in Illinois and Massachusetts as well as a site in Las Vegas, Nevada. The Company's performance and the value of its properties is affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and the local regulatory climate. Even with the recent acquisitions, the Company's current geographic concentration could make the Company more susceptible to adverse events or conditions which affect these areas in particular.

     POSSIBLE ENVIRONMENTAL LIABILITIES. Under various federal, state and local laws, ordinances and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 1994 by independent environmental consultants for several of the Existing Resorts, and more recent Phase I environmental reports have been obtained for each of the remaining resorts. The reports did not reveal, nor is the Company aware of, any environmental liability that would have, a material adverse effect on the Company's results of operations, liquidity or financial position. No assurance, however, can be given that these reports reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

     Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Thus, the Company may have liability with respect to properties previously sold by it or by its predecessors.

     The Company owns its own water supply facilities and waste-water treatment plant at several of its resorts. The Texas Natural Resources Conservation Commission ("TNRCC") is the primary state umbrella agency regulating the utilities at the Drive-to Resorts in Texas, and the Department of Natural Resources and the Public Service Commission of Missouri are the primary state umbrella agencies regulating such utilities at the Destination Resorts in Missouri. The Illinois Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities at the Fox River Resort in Illinois. The Holly Lake Resort's water supply facilities do not comply with certain TNRCC rules regarding minimum water capacity; accordingly, the Company plans to build an additional water storage facility at Holly Lake, with construction to begin in the third quarter of 1998.

     The Company believes that it is in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Other than in connection with the Holly Lake water supply storage compliance issue mentioned above, the Company has not been notified by any governmental authority or third party of any non-compliance, liability or other claim in connection with any of its present or former properties.

     DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; POSSIBLE INABILITY TO QUALIFY RESORTS. The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Existing Resorts, except Oak N' Spruce, are currently qualified for participation in the RCI exchange network. The Oak N' Spruce is currently under contract with another exchange network provider, Interval International. However, no assurance can be given that the Company will continue to be able to qualify such resorts or any other future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts, the Company's sales of Vacation Intervals could be materially adversely affected.

     RESALE MARKET FOR VACATION INTERVALS. Based on its experience at the Existing Resorts, the Company believes the market for resale of Vacation Intervals by the owners of such intervals is very limited and that resale prices are substantially below their original purchase price. This may make ownership of Vacation Intervals less attractive to prospective buyers. Also, attempts by buyers to resell their Vacation Intervals compete with sales of Vacation Intervals by the Company. While Vacation Interval resale clearing houses or brokers do not currently have a material impact, if the secondary market for Vacation Intervals were to become more organized and liquid, the availability of resale intervals at lower prices could materially adversely affect the prices and number of sales of new Vacation Intervals by the Company.

     SEASONALITY AND VARIABILITY OF QUARTERLY RESULTS. Sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where the Company operates. The above may cause significant variations in quarterly operating results.

     NATURAL DISASTERS; UNINSURED LOSS. There are certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable and for which neither the Company nor the Clubs, nor the Master Club has insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     ACCELERATION OF DEFERRED TAXES. While the Company reports sales of Vacation Intervals as income currently for financial reporting purposes (see Note 2 of Notes to Consolidated Financial Statements), for regular federal income tax purposes the Company reports substantially all Vacation Interval sales on the installment method. Under the installment method, the Company recognizes income for tax on the sale of the Vacation Interval when cash is received in the form of a down payment and as payments on customer loans are received. The Company's December 31, 1997 liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $30.2 million, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $16.2 million at December 31, 1997), including net operating loss carryforwards. See Note 6 of Notes to Consolidated Financial Statements. This amount does not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. If the Company should sell the installment notes or be required to factor them or if the notes were foreclosed on by a lender of the Company or otherwise disposed of, the deferred gain would be reportable for tax and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. There can be no assurance that the Company would have sufficient cash resources to pay those taxes and interest. Furthermore, if the Company's sales of Vacation Intervals should decrease in the future, the Company's diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

     ALTERNATIVE MINIMUM TAXES. Prior to 1997 the Company used the installment method for the calculation of adjusted current earnings for federal alternative minimum tax purposes, although the accrual method is required under the Code. During 1997, the Company submitted a request to the Internal Revenue Service for permission to change to the accrual method for this computation. In January 1998, the Company received a proposed ruling from the Internal Revenue Service granting the request effective January 1, 1997. The Company plans to file a request with the Internal Revenue Service to modify the proposed ruling to correct the amount of the proposed accounting adjustment and to make the ruling effective January 1, 1998. The Company believes the Internal Revenue Service will approve the correction of the amount of the proposed accounting adjustment, but may refuse to change the effective date of the ruling. If the Internal Revenue Service refuses to change the effective date, estimated taxes of $1.5 million, which are included as current liabilities on the Company's December 31, 1997 balance sheet, plus interest and any applicable penalties, will be payable in 1998, and the Company's alternative minimum taxable income for 1998 through 2000 will be increased each year by an estimated amount of approximately $9.6 million per year for the pre-1997 adjustment, which will result in the Company paying substantial additional federal and state taxes in those years. If the Internal Revenue Service agrees to change the effective date, then the preceding effects of the accounting method change will be delayed by one year.

     LIMITATIONS ON USE OF CARRYOVERS FROM OWNERSHIP CHANGE. The Company estimates that it had net operating loss carryforwards of approximately $39.2 million at December 31, 1997, for regular federal income tax purposes related primarily to the deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of net operating losses under
Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of a net operating loss by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Mr. Mead owned 100% of the stock of the Company until December 29, 1995, at which time his ownership decreased to approximately 99% and Ms. Brayfield acquired 1%. As a result of the IPO in June 1997, Mr. Mead's ownership of the Company further decreased to approximately 67%. After the closing of the Equity Offering and taking into account shares owned by his family, Mr. Mead will own between 50.7% and 53.5% of the outstanding shares of Common Stock of the Company, depending on the extent, if any, to which the Underwriters exercise their over-allotment option. Concurrently with this offering or in the future, Mr. Mead, his family, or Ms. Brayfield, could transfer their shares and/or the Company could issue additional shares, including shares which it is required to issue under its 1997 Stock Option Plan, which could result in more than a 50 percentage point change in ownership of the Company. If such a change occurs within a three year period, the limitations of Section 382 would apply. Although the Company does not believe that those limitations would currently adversely affect the Company, there can be no assurance that the limitations will not limit or deny the future utilization of the net operating loss by the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership. When such a change in ownership occurs, Section 383 of the Code also limits or denies the future utilization of certain carryover excess credits, including any unused minimum tax credit attributable to payment of alternative minimum taxes. Although the Company does not believe that these additional limitations would currently adversely affect the Company, there can be no assurance that these additional limitations will not limit or deny the future utilization of any excess tax credits of the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership.

     TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY. Although all on-site sales personnel are treated as employees of the Company for payroll tax purposes, the Company does have independent contractor agreements with certain sales, marketing, and architectural persons or entities. The Company has not treated these independent contractors as employees; accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such action may have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     YEAR 2000 COMPLIANCE. Because of two-digit year formats, computer systems may not properly categorize and process date information for the year 2000 and subsequent years. Systems that do not properly classify dates could generate erroneous data or cause a system to fail. The Company is in the process of implementing an upgrade to its accounting systems that the Company believes will be year 2000 compliant. The Company continues to update its other computer systems to prepare for the year 2000. Management anticipates that it will incur $250,000 of expenses to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem could materially adversely affect the Company's results of operations, liquidity, and financial position.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently subject to litigation and claims respecting tort, contract and consumer disputes, among others. In the judgment of management, none of such lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     none

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's initial public offering of Common Stock was consummated in June 1997 (the "Initial Public Offering"), at an initial public offering price of $16.00 per share. The Company's common stock is quoted on the New York Stock Exchange ("NYSE") under the symbol "SVR." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as quoted on the NYSE:

                                                              HIGH      LOW
                                                              ----      ----
Year Ended December 31, 1997:
Second Quarter (Commencing June 6, 1997)....................  19        14 5/8
Third Quarter...............................................  24 3/16   15
Fourth Quarter..............................................  26 1/4    20 3/4

     On February 27, 1998, there were approximately 11 holders of record of the Company's Common Stock and the estimated number of beneficial stockholders was 750.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL FINANCIAL AND
OPERATING INFORMATION

     The selected consolidated historical financial and operating information set forth below has been derived from the consolidated financial statements of the Company which have been restated giving effect to the Consolidation Transactions utilizing the historical cost basis of the combined entities since these entities were under common ownership and control.

     During 1997, the Company began classifying the components of the previously reported provision for uncollectible notes into three categories based on the nature of the item -- credit losses, customer returns and customer releases. The Company has reclassified these amounts within the previously reported financial statements to conform to the classification for the year ended December 31, 1997. This reclassification has no balance sheet effect and has no effect on previously reported net income.

     The Selected Consolidated Historical Financial and Operating Information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                       ---------   ---------   ---------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales............................  $  18,627   $  24,551   $  34,091   $  45,907   $  68,682
  Interest income....................................      1,029       1,633       3,968       6,297       9,149
  Interest income from affiliates....................         70         252         393         377         247
  Management fee income..............................      3,613       2,394       2,478       2,187       2,331
  Lease income.......................................        512       1,137       1,310       1,717       1,415
  Other income.......................................      1,964       1,932       1,832       1,440       3,234
                                                       ---------   ---------   ---------   ---------   ---------
    Total revenues...................................     25,815      31,899      44,072      57,925      85,058
                                                       ---------   ---------   ---------   ---------   ---------
Costs and Operating Expenses:
  Cost of Vacation Interval sales....................      2,094       2,648       3,280       2,805       6,600
  Sales and marketing................................     10,219      12,929      17,850      21,839      30,559
  Provision for uncollectible notes..................      1,877       4,205       6,632       8,733      10,524
  Operating, general and administrative..............      6,501       5,853       8,780      10,116      12,230
  Depreciation and amortization......................        477         590         863       1,264       1,497
  Interest expense...................................      1,426       1,642       3,609       4,759       4,664
                                                       ---------   ---------   ---------   ---------   ---------
    Total costs and operating expenses...............     22,594      27,867      41,014      49,516      66,074
                                                       ---------   ---------   ---------   ---------   ---------
Income from continuing operations before income
  taxes..............................................      3,221       4,032       3,058       8,409      18,984
Income tax expense...................................      1,376       1,677       1,512       3,140       7,024
                                                       ---------   ---------   ---------   ---------   ---------
Income from continuing operations....................      1,845       2,355       1,546       5,269      11,960
Income (loss) on discontinued operations.............       (286)        568      (1,484)       (295)         --
                                                       ---------   ---------   ---------   ---------   ---------
Net income...........................................  $   1,559   $   2,923   $      62   $   4,974   $  11,960
                                                       =========   =========   =========   =========   =========
Income per share from continuing operations -- Basic
  and Diluted(a).....................................  $    0.24   $    0.31   $    0.20   $    0.68   $    1.22
                                                       =========   =========   =========   =========   =========
Net income per share -- Basic and Diluted(a).........  $    0.21   $    0.39   $    0.01   $    0.64   $    1.22
                                                       =========   =========   =========   =========   =========
Weighted average number of shares
  outstanding -- Basic(b)............................  7,588,952   7,588,952   7,590,295   7,711,517   9,767,407
                                                       =========   =========   =========   =========   =========
Weighted average number of shares outstanding --
  Diluted(b).........................................  7,588,952   7,588,952   7,590,295   7,711,517   9,816,819
                                                       =========   =========   =========   =========   =========

                                                                             DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                       ---------   ---------   ---------   ---------   ---------
                                                                        (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA(c)..........................................  $   5,124   $   6,264   $   7,530   $  14,432   $  25,145
OTHER OPERATING DATA:
  Number of Existing Resorts at period end...........          7           7           7           7          10
  Number of Vacation Intervals sold (excluding
    upgrades)(d).....................................      2,386       3,423       4,464       5,634       6,592
  Number of upgraded Vacation Intervals sold.........      1,378       1,290       1,921       1,914       3,908
  Number of Vacation Intervals in inventory..........      5,615       5,943       6,580       6,746      10,930
  Average price of Vacation Intervals sold (excluding
    upgrades)(d)(e)..................................  $   5,599   $   5,821   $   5,965   $   6,751   $   7,854
  Average price of upgraded Vacation Intervals sold
    (net of exchanged interval)......................  $   3,822   $   3,585   $   3,885   $   4,113   $   4,326

                                                                          DECEMBER 31,
                                                        ------------------------------------------------
                                                         1993      1994      1995      1996       1997
                                                        -------   -------   -------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........................  $   197   $   929   $ 3,712   $   973   $  4,970
  Amounts due from affiliates.........................    2,391     4,559     4,342     6,237      1,389
  Total assets........................................   25,301    39,463    62,687    90,852    156,401
  Amounts due to affiliates...........................    8,704    14,613    14,263    14,765         --
  Notes payable and capital lease obligations.........    2,741     6,061    23,363    41,986     48,871
  Total liabilities...................................   18,063    29,347    46,999    70,190     72,636
  Shareholders' equity................................    7,238    10,116    15,688    20,662     83,765

---------------

(a) Earnings per share amounts are based on the weighted average number of shares outstanding.

(b) Gives retroactive effect to a 719.97205 for one stock split in May 1997.

(c) EBITDA represents income from continuing operations before interest expense, income taxes and depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, EBITDA should not be construed as an alternative to net income as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income and cash flows from operating activities (determined in accordance with generally accepted accounting principles). The following table reconciles EBITDA to net income from continuing operations:

                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                               1993     1994     1995     1996      1997
                                              ------   ------   ------   -------   -------
                                                         (DOLLARS IN THOUSANDS)
Income from continuing operations...........  $1,845   $2,355   $1,546   $ 5,269   $11,960
Interest expense............................   1,426    1,642    3,609     4,759     4,664
Income tax expense..........................   1,376    1,677    1,512     3,140     7,024
Depreciation and amortization...............     477      590      863     1,264     1,497
                                              ------   ------   ------   -------   -------
EBITDA from continuing operations...........  $5,124   $6,264   $7,530   $14,432   $25,145
                                              ======   ======   ======   =======   =======

(d) The Vacation Intervals sold during the year ended December 31, 1997 include 1,517 biennial intervals (counted as 759 annual Vacation Intervals). The Company did not begin selling biennial intervals until January 1997.

(e) Includes annual and biennial Vacation Interval sales for one and two bedroom units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Silverleaf Resorts, Inc. was formed in 1989 to acquire seven of the Existing Resorts. Certain additional assets and liabilities were subsequently acquired from the Affiliated Companies in 1995 pursuant to the Consolidation Transactions. See Notes 1 and 10 of Notes to Consolidated Financial Statements appearing elsewhere in this report on Form 10-K hereinafter referred to as the "Consolidated Financial Statements". The Consolidated Financial Statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned. One such subsidiary, CBI, is treated as a discontinued operation. See Note 12 of Notes to Consolidated Financial Statements. The historical consolidated financial statements have been restated utilizing the historical cost basis of the Affiliated Companies since these entities were under common ownership and control.

     The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Master Club, lease income from Sampler sales, and utility operations. The Company recognizes management fee income as the lesser of 15% of revenue or 100% of net income of the Master Club; however, if the Company does not receive 15% of the Master Club's gross revenues, such deficiency is deferred for payment in succeeding years, subject again to the net income limitation.

     The Company recognizes Vacation Interval sales revenues on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. If a customer fails to make the first installment payment, the Company reverses the sale and normally retains any payments received. During 1997, approximately 3% of the Company's customers failed to make the first installment payment. For further information concerning accounting for Vacation Interval sales and accounting policies generally, see
Note 2 of Notes to Consolidated Financial Statements.

     The Company accounts for uncollectible notes by recording a provision to its allowance for uncollectible notes at the time revenue is recognized. During 1997 the Company began classifying the components of the previously reported provision for uncollectible notes into the following three categories based on the nature of the item -- credit losses, customer returns and customer releases (customer releases represent voluntary cancellations of properly recorded sales transactions which in the opinion of management are consistent with the maintenance of overall customer goodwill). Provision pertaining to credit losses, customer returns and customer releases are classified in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative, respectively. The Company has reclassified these amounts within the previously reported financial statements to conform to the classification for the year ended December 31, 1997. This reclassification has no balance sheet effect and has no effect on previously reported net income. See Note 2 of Notes to Consolidated Financial Statements. The Company sets the provision for uncollectible notes at an amount sufficient to maintain the Allowance at a level which management considers adequate to provide for anticipated losses from customers' failure to fulfill their obligations under the notes. When inventory is returned to the Company, any unpaid notes receivable balances are charged against the previously established bad debt reserves net of the amount at which the Vacation Interval is restored to inventory, which is the lower of the historical cost basis or market value of the Vacation Interval.

     Costs associated with the acquisition and development of resorts and the marketing and sale of Vacation Intervals (including land, construction costs, furniture, interest, and taxes) are capitalized and included in inventory. Vacation Interval inventory is segregated into three ratings based on customer demand, with greater costs apportioned to higher value ratings. As Vacation Intervals are sold, these costs are deducted from inventory on a specific identification basis.

     Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure); (ii) trade-in associated with the purchase of an upgraded Vacation Interval; or (iii) the Company's ongoing program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals which have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory obtained through the Consolidation Transactions and acquired through the Company's program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. New inventory added through the Company's construction and acquisition programs has a higher average cost than the Company's inventory in prior years. Accordingly, cost of goods sold has increased and will continue to increase as sales of new inventory increase.

     The Company recognizes interest income as earned. To the extent interest payments become delinquent the Company ceases recognition of the interest income until collection is probable.

     The Company estimates that it will incur expenses of approximately $250,000 in 1998 and 1999 to make its computer systems "year 2000" compliant.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
As a percentage of Total Revenues:
  Vacation Interval sales...................................   77.4%    79.3%    80.7%
  Interest income...........................................     9.9     11.5     11.1
  Management fee income.....................................     5.6      3.8      2.7
  Lease income..............................................     3.0      3.0      1.7
  Other income..............................................     4.1      2.4      3.8
                                                              ------   ------   ------
          Total Revenues....................................  100.0%   100.0%   100.0%
As a percentage of gross Vacation Interval sales:
  Provision for uncollectible notes.........................   19.5%    19.0%    15.3%
  Cost of Vacation Interval sales...........................     9.6      6.1      9.6
  Sales and marketing.......................................    52.4     47.6     44.5
As a percentage of Interest Income:
  Interest expense..........................................   82.8%    71.3%    49.6%
As a percentage of Total Revenues:
  Operating, general and administrative.....................   19.9%    17.5%    14.4%
  Depreciation and amortization.............................     2.0      2.2      1.8
  Total costs and operating expenses........................    93.1     85.5     77.7

     1997 VERSUS 1996. Revenues in 1997 were $85.1 million, representing a $27.1 million or 46.8% increase over revenues of $57.9 million for the year ended December 31, 1996. The increase was primarily due to a $22.8 million increase in sales of Vacation Intervals, a $2.7 million increase in interest income, and a $1.8 million increase in other income. The strong increase in Vacation Interval revenues resulted from sales of more Vacation Intervals at a higher average price, driven by increased telemarketing capacity, increased sales force, enhanced lead generation methods, and improved techniques of marketing upgraded Vacation Intervals.

     In 1997, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 17% to 6,592 from 5,634 in 1996; the average price per interval increased 16.3% to $7,854 from $6,751. Total interval sales for 1997 included 1,517 biennial intervals (counted as 759 Vacation Intervals) compared to none in 1996. The increase in average price per interval resulted from the Company's increased sales of higher priced, high-season intervals and biennial intervals (whose sales price is more than half of an annual interval). In addition, the Company has increased revenues generated from sales of upgraded intervals at the Existing

Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf Owners.

     Interest income increased 40.8% to $9.4 million for the year ended December 31, 1997 from $6.7 million for the same period of 1996. This increase resulted from a $36.2 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales.

     Management fee income increased 6.6% to $2.3 million for 1997 from $2.2 million for 1996. The increase in management fee income was primarily the result of greater Master Club net income due to higher dues income from an increased membership base.

     Lease income, which relates to the Company's Sampler program, decreased to $1.4 million for 1997 compared to $1.7 million for 1996. The decrease resulted from the Company's marketing of lower cost biennial intervals as an alternative to the Sampler program.

     Other income increased 124.6% to $3.2 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. This increase was due primarily to usage fees from the Company's new golf course at Holiday Hills and higher water and sewer income due to the addition of two new utility operations. Additionally, the Company recovered $219,000 from a lawsuit.

     Cost of sales as a percentage of gross Vacation Interval sales increased to 9.6% in 1997 from 6.1% in 1996. Cost of sales for 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf owners. The number of intervals acquired from Silverleaf owners in 1997 was 559 as compared to approximately 1,700 in 1996. Additionally, the Company continues to deplete its inventory of low cost intervals. As a result of these factors and the Company's construction program to build new inventory, the cost of sales percentage has increased and will continue to increase.

     Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 44.5% for the year ended December 31, 1997 from 47.6% for the same period of 1996. This decline is due mainly to efficiencies in the telemarketing and sales functions and economies of scale and increased sales of upgraded intervals.

     The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 15.3% for 1997 from 19.0% for 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts, resulting in fewer delinquencies.

     Operating, general and administrative expenses as a percentage of total revenues declined to 14.4% during 1997 from 17.5% in 1996. The decrease was due to efficiencies realized from higher sales volume. Overall, operating, general and administrative expenses increased $2.1 million in 1997 as compared to the prior year, primarily due to an increase in corporate salaries and additional costs incurred as a public company.

     In 1997, depreciation and amortization expense as a percentage of total revenue declined to 1.8% from 2.2% in 1996. Overall, depreciation and amortization expense increased $233,000 from 1996, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

     Interest expense as a percentage of interest income decreased to 49.6% for the year ended December 31, 1997 from 71.3% for the same period of 1996. This decrease was due to lower borrowing costs during the second half of 1997, mostly as a result of payment of indebtedness with proceeds of the IPO in June 1997.

     Income from continuing operations before income taxes increased 125.8% to $19.0 million for the year ended December 31, 1997 from $8.4 million for the year ended December 31, 1996 as a result of the above mentioned operating results.

     Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% in 1997 versus 37.3% in 1996.

     1996 VERSUS 1995. Revenues in 1996 were $57.9 million, representing a $13.8 million or 31.4% increase over revenues of $44.1 million in 1995. The increase was primarily due to a $11.8 million increase in sales of Vacation Intervals and a $2.3 million increase in interest income.

     In 1996, the number of Vacation Intervals sold, exclusive of sales of upgraded Vacation Intervals, increased 26.2% to 5,634 from 4,464 in 1995 and the average price per unit increased 13.2% to $6,751 from $5,965. The increase in Vacation Interval sales resulted from the Company's modernized electronic telemarketing programs, increased sales force and enhanced lead generation methods. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals. In addition to increases in sales of Vacation Intervals, the Company increased revenues generated from sales of upgraded intervals at its Existing Resorts through the continued implementation of marketing and sales programs focused on selling such intervals to Silverleaf Owners.

     Interest income increased 53.0% to $6.7 million in 1996 from $4.4 million in 1995. This increase resulted from a $20.2 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales.

     Management fee income decreased 11.7% to $2.2 million in 1996 from $2.5 million in 1995. This decrease was primarily the result of the Master Club's net income being reduced by significant non-capital maintenance and refurbishment costs incurred as a part of the Company's continuing facility improvement program and increased operating costs.

     In 1996, lease income increased 31.1% to $1.7 million in 1996 from $1.3 million in 1995 due to increased sales under the Company's Sampler program. The Company has generally been successful in converting such customers to purchasers of Vacation Intervals.

     Other income decreased 21.4% to $1.4 million in 1996 from $1.8 million in 1995. This decrease was primarily due to a significant reduction in servicing fee income due to discontinuation of factoring notes receivables, and, to a lesser extent, the temporary closing of the Holiday Hills golf course for remodeling.

     Cost of sales as a percentage of gross Vacation Interval sales declined to 6.1% in 1996 from 9.6% in 1995. This decrease was due to a greater volume of sales of Vacation Intervals with a low cost basis, and to a lesser extent, price increases of Vacation Intervals sold. The Company obtained a significant amount of low cost inventory in 1996 (approximately 1,700 intervals) through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners. These Vacation Intervals were acquired at a nominal cost to the Company (typically $200 per interval). The 1,700 intervals acquired in 1996 represented approximately 5.5% of all intervals owned by Silverleaf Owners at December 31, 1996.

     Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 47.6% in 1996 from 52.4% in 1995. This decline is due primarily to the efficiencies resulting from the Company's telemarketing and sales force areas and economies of scale.

     The provision for uncollectible notes as a percentage of Vacation Interval sales remained relatively unchanged at 19.0% in 1996 versus 19.5% in 1995.

     Operating, general and administrative expenses as a percentage of total revenues declined to 17.5% in 1996 from 19.9% in 1995 due to realization of economies of scale and elimination of non-recurring expenses incurred in 1995.

     Depreciation and amortization expense as a percentage of total revenue increased to 2.2% in 1996 from 2.0% in 1995 primarily due to an increase in property, plant and equipment in 1996.

     Interest expense as a percentage of interest income declined to 71.3% in 1996 from 82.8% in 1995. This decrease was due to lower borrowing cost during the period.

     Income from continuing operations before income taxes increased 175.0% to $8.4 million in 1996 from $3.1 million in 1995 as a result of the above mentioned operating activities.

     Income tax expense as a percentage of income from continuing operations before income taxes declined to 37.3% in 1996 from 49.4% in 1995 due to recognition of certain losses of CBI for financial statement purposes which were not deductible by the Company in 1995 for income tax purposes. CBI operated as a Subchapter S Corporation wholly-owned by the principal shareholder; accordingly, the cumulative losses of CBI incurred prior to the transfer of the stock of CBI to the Company were not available for utilization by the Company as an offset to taxable income. Effective January 1, 1996, the Company converted CBI to a C corporation and included it in the consolidated income tax return of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF CASH. The Company generates cash primarily from the sale of Vacation Intervals, the financing of customer notes receivables from Silverleaf Owners, management fees, Sampler sales, and resort and utility operations. During the years ended December 31, 1995 and 1996, net cash provided by operating activities was $3.7 million and $6.4 million, respectively. During the year ended December 31, 1997, the Company's operating activities reflected a use of cash of $3.4 million, reflecting a one-time cash use of approximately $6.2 million for the repayment of accrued but previously unpaid interest payable to affiliates in connection with the IPO. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven year customer promissory note. The Company generates cash from the financing of customer notes receivable (i) by borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven year period, borrowing against receivables has historically been a necessary part of normal operations.

     Net cash provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was $18.7 million, $14.9 million and $46.9 million, respectively. During 1997, compared to 1996, the $32.0 million increase in cash flow provided by financing activities was due to net proceeds from the IPO of $51.1 million and increased borrowings, substantially offset by repayment of $45.7 million of debt from the IPO proceeds. The Company's revolving credit facilities provide for loans of up to $125.0 million. At December 31, 1997, approximately $44.4 million of principal and interest related to advances under the credit facilities was outstanding. Of this amount, $0, $1.5 million, $4.1 million, $0, $12.6 million, and $26.2 million, matures in 1998, 1999, 2000, 2001, 2002, and subsequent years, respectively. For the year ended December 31, 1997, the weighted average cost of funds for these borrowings was 10.1%. Customer defaults have significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes. See Note 7 of Notes to Consolidated Financial Statements.

     For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment, or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. The Company plans to file a request with the Internal Revenue Service to modify a proposed ruling from the Internal Revenue Service regarding a proposed AMT accounting adjustment to make the ruling effective January 1, 1998. The Company believes the Internal Revenue Service may refuse to change the effective date of the ruling. If the Internal Revenue Service refuses to change the effective date, estimated taxes of $1.5 million, which are included as current liabilities on the Company's December 31, 1997 balance sheet, plus interest and any applicable penalties, will be payable in 1998, and the Company's alternative minimum taxable income for 1998 through 2000 will be increased each year by an estimated amount of approximately $9.6 million per year for the pre-1997 adjustment, which will result in the Company paying substantial additional federal and state taxes in those years. If the Internal Revenue Service agrees to change the effective date, then the preceding effects of the accounting method change will be delayed by one year. See Note 6 of Notes to Consolidated Financial Statements. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2012. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors. See Note 6 of Notes to Consolidated Financial Statements.

     USES OF CASH. Investing activities typically reflect a net use of cash because of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $19.6 million, $24.0 million and $39.5 million, respectively. Cash used in investing activities increased significantly in each period primarily due to significant increases in customer notes receivable and the acquisition of the Fox River, Timber Creek, and Oak N' Spruce resorts and the Las Vegas and Galveston sites. The Company acquired the Fox River and Timber Creek resorts in August 1997 for $2.9 million, the site in Las Vegas, Nevada in November 1997 for $2.7 million, one tract of the Galveston property in December 1997 for $485,000, and the Oak N' Spruce Resort in Massachusetts in December 1997 for $5.1 million. Operating and investing activities also use cash because the Company requires funds to construct infrastructure, amenities, and additional units at the Existing Resorts and New Resorts, to acquire property for future resort development, and to support current operations.

     Subject to completion of the debt and equity financing discussed under "Subsequent Events" below, the Company has budgeted $13.1 million and $3.1 million for 1998 and 1999, respectively, for the development of additional roads, utilities and amenities at the Existing Resorts and New Resorts. To construct new units at the Existing Resorts and the New Resorts, $39.6 million and $36.3 million is budgeted for 1998 and 1999, respectively. Additionally, the Company may purchase management rights to eight resorts for $3.8 million, a golf course and land for $3.5 million, and other land for $1.6 million. The Company is actively seeking sites for additional new resorts or acquisitions. In the event the equity and debt financing discussed in "Subsequent Events" below is not consummated, the Company's current active construction program will continue, although at a much reduced level, using available credit facilities.

     CBI, which has historically required funding from the Company, was engaged in the development and sale of full ownership condominiums, the investment in, holding and sale of both real and personal properties, principally in Missouri, and holding land in Mississippi. Subsequent to the acquisition of CBI, the Company determined that CBI's condominium development and sale line of business was not fully compatible with the Company's timeshare operations. Consequently, CBI ceased all development operations and adopted a plan of dissolution effective December 31, 1996, to sell its remaining full ownership condominiums by December 31, 1997. Accordingly, the condominium development and sales operation of CBI is treated as a discontinued operation for financial reporting purposes. The income (loss), net of income taxes, from the discontinued operations was ($1.5) million, ($295,000), and $0 for the years ended December 31, 1995, 1996, and 1997, respectively. Anticipated future costs of carrying and selling the remaining inventory of CBI were accrued as of December 31, 1996, in the amount of $201,000. Based on the formal plan adopted by the Company, substantially all assets were sold and liabilities repaid by December 31, 1997 and no additional accrual for the loss was reserved.

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes receivable.

SUBSEQUENT EVENTS

     On March 6, 1998 the Company filed a registration statement with the Securities and Exchange Commission (File No. 333-47423) proposing to offer 2,000,000 shares of Common Stock (the "Equity Offering"). In addition to the 2,000,000 shares being offered by the Company, the majority shareholder of the Company is proposing to sell 500,000 additional shares of the Company's Common Stock. On March 6, 1998 the Company also filed a second registration statement with the Securities and Exchange Commission (File No. 333-47427) proposing to offer $75.0 million aggregate principal amount of Senior Subordinated Notes due 2008 (the "Note Offering"). Under the terms of the registration statements for the Equity Offering and the Note Offering, the consummation of the Equity Offering is not conditioned upon the Note Offering; however, the consummation of the Note Offering is conditioned upon the Equity Offering. The securities described in the Equity Offering and the Note Offering may not be offered or sold except through the registration statements referenced above. The discussion of the Equity Offering and the Note Offering contained in this report on Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     The Company plans to utilize the proceeds from the Equity Offering and Note Offering to repay substantially all of its outstanding indebtedness, develop units, amenities and infrastructure at the Existing Resorts and to develop units, amenities, and infrastructure at New Resorts and to fund acquisitions, working capital and general corporate purposes. If the Equity Offering and the Note Offering are consummated, the Company will have $125.0 million of borrowing capacity under its existing credit facilities, which will offer the Company the additional flexibility to acquire new timeshare resorts, land upon which new timeshare resorts may be constructed, or other companies which operate resort-type properties. Even if the Equity Offering and the Note Offering are consummated, however the Company does not have sufficient capital to fully implement its master plan for the total development of over 3,000 units at the Existing Resorts and New Resorts. To completely finance such master plan development and fund additional acquisitions, the Company will likely be required to raise capital in addition to the Equity Offering and the Note Offering through existing and additional credit facilities, debt offerings, additional public offerings of its Common Stock, or any combination of the above.

     If only the Equity Offering is consummated, the Company estimates its indebtedness will be approximately $19.3 million, and it will have substantial available borrowing capacity under its revolving credit facilities. If neither the Equity Offering nor the Note Offering is consummated, the Company will be dependent upon existing credit facilities and internally generated sources of cash to finance its operations and budgeted capital expenditures. Any failure by the Company to renew existing credit facilities, obtain adequate financing under new facilities, or raise needed capital through other debt or equity offerings, could have a material adverse effect on the Company's financial position, results of operation or liquidity, and could significantly reduce the Company's plans to acquire new properties, develop the New Resorts, and expand the Existing Resorts.

     Pro forma financial information regarding the pro forma effects of the Equity Offering and the Note Offering (if either or both offerings are consummated) is incorporated herein by reference to the pro forma financial information of the Company set forth in the Company's registration statements on Form S-1 for the Equity Offering (File No. 333-47423) and the Note Offering (File No. 333-47427).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

     Certain pro forma financial information of the Company regarding the effects of the Equity Offering and Note Offering (as defined in Item 7 of this report on Form 10-K) is incorporated herein by reference to the pro forma financial information of the Company set forth in the Company's registration statements on Form S-1 on March 6, 1998 (File Nos. 333-47423 and 333-47427).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     none

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

     ROBERT E. MEAD, age 51, founded the Company, has served as its Chairman of the Board since its inception, and has served as its Chief Executive Officer since May 1990. Mr. Mead began his career in hotel and motel management and also operated his own construction company. Mr. Mead currently serves as a trustee on the Board of Directors of ARDA and has over 18 years of experience in the timeshare industry, with special expertise in the areas of consumer finance, hospitality management and real estate development.

     SHARON K. BRAYFIELD, age 37, has served as the President of the Company since 1992 and manages all of the Company's day to day activities. Ms. Brayfield began her career with an affiliated company in 1982 as the Public Relations Director of Ozark Mountain Resort. In 1989, she was promoted to Executive Vice President of Resort Operations for an affiliated company and in 1991 was named Chief Operations Officer of the Company. For the past five years and through April 1997, Ms. Brayfield was also the President of the Master Club.

     DAVID T. O'CONNOR, age 56, has over 20 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 14 years. Since 1991, Mr. O'Connor has served as the Company's Executive Vice President -- Sales, directing all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures. For the five year period ended May 12, 1997, Mr. O'Connor was an employee of Recreational Consultants, Inc., which was an independent contractor of the Company. See "Certain Relationships and Related Transactions".

     JOE W. CONNER, age 41, joined the Company in February 1997 as Chief Financial Officer and has responsibility for all accounting, financial reporting and taxation issues. From 1995 to 1997, Mr. Conner served as Vice President of Finance and Administration and Chief Financial Officer of the Jacobsen Division of Textron, Inc. From 1993 to 1995, Mr. Conner was Executive Vice President and Chief Financial Officer for Furr's/Bishop's, Inc. Mr. Conner worked for Club Corporation of America from 1985 to 1993, and last served as Sr. Vice President, Chief Financial Officer and Director. Mr. Conner is a certified public accountant.

     THOMAS C. FRANKS, age 44, was hired in August 1997 as President of a newly-formed, wholly-owned subsidiary of the Company, Silverleaf Resort Acquisitions, Inc. In February 1998, Mr. Franks was also named as Vice
President -- Investor Relations and Governmental Affairs for the Company. Mr. Franks has more than 15 years of experience in the timeshare industry and is responsible for acquisitions and industry and governmental relations. Mr. Franks served as the President of ARDA from February 1991 through July 1997.

     LARRY H. FRITZ, age 45, has been employed by the Company (or an affiliated company) periodically over the past nine years and has served in various marketing management positions. Since 1991, Mr. Fritz has served as the Company's chief marketing officer, with responsibility for daily marketing operations, and currently serves as the Company's Vice President -- Marketing.

     IOANNIS N. GIOLDASIS, age 47, has been with the Company since May 1993 and currently serves as Vice President -- Promotions. Mr. Gioldasis is responsible for the design and implementation of marketing strategies and promotional concepts for lead generation in Texas and other markets. Prior to joining the Company, Mr. Gioldasis was a national field director for Resort Property Consultants, Inc.

     ROBERT G. LEVY, age 49, was appointed Vice President -- Resort Operations in March 1997 and administers the Company's Management Agreement with the Master Club. Since 1990, Mr. Levy has held a variety of managerial positions with the Master Club including Project Manager, General Manager, Texas Regional Manager, and Director of Operations. Prior thereto, Mr. Levy spent 18 years in hotel, motel, and resort management, and was associated with the Sheraton, Ramada Inn, and Holiday Inn hotel chains.

     JAMES J. OESTREICH, age 57, joined the Company in February 1998 as Vice President -- Marketing Development. A company owned by Mr. Oestreich, Bull's Eye Marketing, Inc. ("Bull's Eye"), has served as a marketing consultant to the Company since August 1995. From January 1991 to August 1995, Mr. Oestreich served as Vice President of Sales and Marketing for Casablanca Express, Inc. From August 1995 until joining the Company, Mr. Oestreich served as President of Bull's Eye, a provider of marketing services to the resort and direct sales industries.

     SANDRA G. CEARLEY , age 36, has served as Secretary of the Company since its inception. Ms. Cearley maintains corporate minute books, oversees regulatory filings, and coordinates legal matters with the Company's attorneys.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement -- Compliance with Section 16(a) under the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under "Executive Compensation" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth under "Certain Relationships and Related Transactions" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Charter of Silverleaf Resorts, Inc. (incorporated by
                            reference to Exhibit 3.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          +3.2           -- Bylaws of Silverleaf Resorts, Inc.
           4.1           -- Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit
                            10.1 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.1         -- Employment Agreement between Registrant and Robert E.
                            Mead (incorporated by reference to Exhibit 10.2.1 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.2         -- Employment Agreement between Registrant and David T.
                            O'Connor (incorporated by reference to Exhibit 10.2.2 to
                            Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.2.3         -- Employment Agreement between Registrant and Sharon K.
                            Brayfield (incorporated by reference to Exhibit 10.2.3 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.4         -- Employment Agreement between Registrant and Thomas Franks
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.2.5         -- Memorandum Agreement, dated August 21, 1997, between
                            Registrant and Thomas C. Franks (incorporated by
                            reference to Exhibit 10.7 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         +10.2.6         -- Employment Agreement, dated January 16, 1998, between
                            Registrant and Allen L. Hudson.
         +10.2.7         -- Employment Agreement, dated January 20, 1998, between
                            Registrant and Jim Oestreich.
          10.3           -- 1997 Stock Option Plan of Registrant (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.3.1         -- Nonqualified Stock Option Agreement (David T. O'Connor)
                            (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.2         -- Incentive Stock Option Agreement (Joe W. Conner)
                            (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.3         -- Incentive Stock Option Agreement (Larry H. Fritz)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.4         -- Non-Qualified Stock Option Agreement (Thomas Franks)
                            (incorporated by reference to Exhibit 10.8 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.5         -- Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.6         -- Non-Qualified Stock Option Agreement (James B. Francis,
                            Jr.) (incorporated by reference to Exhibit 10.10 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.7         -- Non-Qualified Stock Option Agreement (Michael A. Jenkins)
                            (incorporated by reference to Exhibit 10.11 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         +10.3.8         -- Non-Qualified Stock Option Agreement, dated January 21,
                            1998, between Registrant and Joe W. Conner.
         +10.3.9         -- Non-Qualified Stock Option Agreement, dated January 20,
                            1998, between Registrant and Jim Oestreich.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.4           -- Master Club Agreement between the Master Club and the
                            resort clubs named therein (incorporated by reference to
                            Exhibit 10.4 to Registrant's Registration Statement on
                            Form S-1, File No. 333-24273).
          10.5           -- Management Agreement between Registrant and the Master
                            Club (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.6           -- Revolving Loan and Security Agreement, dated October
                            1996, by CS First Boston Mortgage Capital Corp.
                            ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.7           -- Amendment No. 1 to Revolving Loan and Security Agreement,
                            dated November 8, 1996, between CSFBMCC and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.7 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.8           -- Loan and Security Agreement among Textron Financial
                            Corporation ("Textron"), Ascension Resorts, Ltd. and
                            Ascension Capital Corporation, dated August 15, 1995
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.9           -- First Amendment to Loan and Security Agreement, dated
                            December 28, 1995, between Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.10 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.10          -- Second Amendment to Loan and Security Agreement, dated
                            October 31, 1996, executed by Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.11 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.11          -- Restated and Amended Loan and Security Agreement, dated
                            December 27, 1995, between Heller Financial, Inc.
                            ("Heller") and Ascension Resorts, Ltd. (incorporated by
                            reference to Exhibit 10.12 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.12          -- Loan and Security Agreement, dated December 27, 1995,
                            executed by Ascension Resorts, Ltd. and Heller
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.13          -- Amendment to Restated and Amended Loan and Security
                            Agreement, dated August 15, 1996, between Heller and
                            Silverleaf Vacation Club, Inc. (incorporated by reference
                            to Exhibit 10.14 to Registrant's Registration Statement
                            on Form S-1, File No. 333-24273).
          10.14          -- Loan and Security Agreement, between Greyhound Financial
                            Corporation and Ascension Resorts, Ltd., dated August 12,
                            1994 (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.15          -- Amendment No. 1 to Loan and Security Agreement between
                            Finova Capital Corporation and Ascension Resorts, Ltd.,
                            dated July 24, 1995 (incorporated by reference to Exhibit
                            10.16 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.16          -- Amendment No. 2 to Loan and Security Agreement among
                            Ascension Resorts, Ltd., Ascension Capital Corporation,
                            and Finova Capital Corporation, dated December 13, 1995
                            (incorporated by reference to Exhibit 10.17 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.17          -- Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.18          -- Resort Affiliation and Owners Association Agreement
                            between Resort Condominiums International, Inc.,
                            Ascension Resorts, Ltd., and Hill Country Resort
                            Condoshare Club, dated July 29, 1995 (similar agreements
                            for all other Existing Resorts) (incorporated by
                            reference to Exhibit 10.19 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.19          -- Agreement for Professional Services between Silverleaf
                            Vacation Club, Inc. and Hudson and Company, Inc., dated
                            November 12, 1996 (incorporated by reference to Exhibit
                            10.20 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.20          -- First Amendment to Master Club Agreement, dated March 28,
                            1990, among Master Club, Ozark Mountain Resort Club,
                            Holiday Hills Resort Club, the Holly Lake Club, The
                            Villages Condoshare Association, The Villages Club, Piney
                            Shores Club, and Hill Country Resort Condoshare Club
                            (incorporated by reference to Exhibit 10.22 to Amendment
                            No. 1 dated May 16, 1997 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.21          -- First Amendment to Management Agreement, dated January 1,
                            1993, between Master Endless Escape Club and Ascension
                            Resorts, Ltd. (incorporated by reference to Exhibit 10.23
                            to Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.22          -- Contract of Sale, dated May 2, 1997, between Registrant and third-party (incorporated by reference to Exhibit
                            10.24 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.23          -- Amendment to Loan Documents, dated December 27, 1996,
                            among Silverleaf Vacation Club, Inc., Ascension Resorts,
                            Ltd., and Heller Financial, Inc. (incorporated by
                            reference to Exhibit 10.25 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.24          -- Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.25          -- Contract of Sale between R.J. Novelli, Sr., et al and
                            Registrant (approximately 21.5 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.26          -- Contract of Sale between Harmon/Koval Limited Liability
                            Company and Registrant (2.1 acres, Clark County, Nevada)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.27          -- Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc. and
                            Registrant ($40 million revolving credit facility)
                            (incorporated by reference to Exhibit 10.4 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.28          -- Construction Loan Agreement between Heller Financial Inc.
                            and Registrant ($10 million revolving construction loan
                            facility) (incorporated by reference to Exhibit 10.5 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.29          -- Real Estate Contract of Sale dated September 30, 1997,
                            between Registrant and Robert E. Mead (incorporated by
                            reference to Exhibit 10.12 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.30          -- Master Club Agreement dated September 25, 1997 between
                            Registrant and Timber Creek Resort Club (incorporated by
                            reference to Exhibit 10.13 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         +10.31          -- Loan Agreement, dated December 19, 1997, between Credit
                            Suisse First Boston Mortgage Capital, L.L.C. and
                            Registrant.
         +10.32          -- Amendment to Loan Documents, dated December 22, 1997,
                            between Registrant and Credit Suisse First Boston
                            Mortgage Capital, L.L.C.
         +10.33          -- Second Amendment to Management Agreement, dated December
                            31, 1997, between Master Club and Registrant.
         +10.34          -- Master Club Agreement, dated January 5, 1998, between
                            Master Club and Oak N' Spruce Resort Club.
         +10.35          -- Contract of Sale, dated November 13, 1997, between Oak N'
                            Spruce Management, Inc., Beartown Development, Inc.,
                            Bruce Hagedorn and Doug Richie, and Registrant.
         +10.36          -- Contract of Sale, dated January 12, 1998, between Crown
                            Resort Co. L.L.C., Richard W. Dickson and Robert G.
                            Garner, and Registrant.
         +10.37          -- Contract of Sale, dated February 18, 1998, between
                            Registrant and Michael J. McDermott.
         +10.38          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and Lee R. Roper.
         +10.39          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and J. Phillip Ballard, Jr., and Eagle Greens
                            Ltd.
         +10.40          -- Stock Purchase Agreement, dated January 15, 1998, between
                            Silverleaf Resorts, Inc. and Jim Oestreich.
         +10.41          -- Contract of Sale, dated May 2, 1997, between Registrant and Thousand Trails, Inc.
         +10.42          -- First Amendment to Contract of Sale, dated July 25, 1997, between Registrant and Thousand Trails, Inc.
         +10.43          -- Master Club Agreement, dated November 13, 1997, between
                            Master Club and Fox River Resort Club.
         +21.1           -- Subsidiaries of Silverleaf Resorts, Inc.
         +27.1           -- Financial Data Schedule.

---------------

+    Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1997.

     (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

     (d) Financial Statement Schedules

     None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 6, 1998.

                                            SILVERLEAF RESORTS, INC.

                                            By:    /s/ ROBERT E. MEAD
                                            ------------------------------------
                                            Name: Robert E. Mead
                                            Title:  Chairman of the Board and
                                                    Chief
                                                Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ROBERT E. MEAD                    Chairman of the Board and Chief  March 6, 1998
-----------------------------------------------------    Executive Officer (Principal
                   Robert E. Mead                        Executive Officer)

               /s/ SHARON K. BRAYFIELD                 Director and President           March 6, 1998
-----------------------------------------------------
                 Sharon K. Brayfield

                  /s/ JOE W. CONNER                    Chief Financial Officer and      March 6, 1998
-----------------------------------------------------    Treasurer (Principal
                    Joe W. Conner                        Financial and Accounting
                                                         Officer)

              /s/ STUART MARSHALL BLOCH                Director                         March 6, 1998
-----------------------------------------------------
                Stuart Marshall Bloch

              /s/ JAMES B. FRANCIS, JR.                Director                         March 6, 1998
-----------------------------------------------------
                James B. Francis, Jr.

               /s/ MICHAEL A. JENKINS                  Director                         March 6, 1998
-----------------------------------------------------
                 Michael A. Jenkins

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2

Financial Statements

  Consolidated Balance Sheets at December 31, 1996 and
     1997...................................................  F-3

  Consolidated Statements of Income for the years ended
     December 31, 1995, 1996, and 1997......................  F-4

  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1995, 1996, and 1997..........  F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996, and 1997......................  F-6

  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Silverleaf Resorts, Inc.

     We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 24, 1998 (March 6, 1998 as to the last two paragraphs of Note 15)

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
Cash and equivalents........................................  $   973    $  4,970
Restricted cash.............................................       --         200
Notes receivable, net.......................................   55,794      92,036
Amounts due from affiliates.................................    6,237       1,389
Inventory...................................................   10,300      28,310
Land, equipment, building and utilities, net................   12,633      21,629
Land held for sale..........................................      466         466
Prepaid and other assets....................................    2,860       7,401
Net assets of discontinued operations.......................    1,589          --
                                                              -------    --------
          TOTAL ASSETS......................................  $90,852    $156,401
                                                              =======    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses.....................  $ 3,156    $  5,106
  Amounts due to affiliates.................................   14,765          --
  Unearned revenues.........................................    1,790       3,122
  Income taxes payable......................................    3,650       1,500
  Deferred income taxes, net................................    4,843      14,037
  Notes payable and capital lease obligations...............   41,986      48,871
                                                              -------    --------
          Total Liabilities.................................   70,190      72,636
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common Stock, par value $0.01 per share, 100,000,000
     shares authorized, 7,711,517 shares issued and
     outstanding at December 31, 1996 and 11,311,517 shares
     issued and outstanding at December 31, 1997............       77         113
  Additional paid-in capital................................   13,470      64,577
  Retained earnings.........................................    7,115      19,075
                                                              -------    --------
          Total Shareholders' Equity........................   20,662      83,765
                                                              -------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $90,852    $156,401
                                                              =======    ========

                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1996         1997
                                                            ---------   ----------   ----------
REVENUES:
  Vacation Interval sales................................   $  34,091   $   45,907   $   68,682
  Interest income........................................       3,968        6,297        9,149
  Interest income from affiliates........................         393          377          247
  Management fee income..................................       2,478        2,187        2,331
  Lease income...........................................       1,310        1,717        1,415
  Other income...........................................       1,832        1,440        3,234
                                                            ---------   ----------   ----------
          Total revenues.................................      44,072       57,925       85,058
                                                            ---------   ----------   ----------
COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales........................       3,280        2,805        6,600
  Sales and marketing....................................      17,850       21,839       30,559
  Provision for uncollectible notes......................       6,632        8,733       10,524
  Operating, general and administrative..................       8,780       10,116       12,230
  Depreciation and amortization..........................         863        1,264        1,497
  Interest expense to affiliates.........................       1,403          880          422
  Interest expense to unaffiliated entities..............       2,206        3,879        4,242
                                                            ---------   ----------   ----------
          Total costs and operating expenses.............      41,014       49,516       66,074
                                                            ---------   ----------   ----------
Income from continuing operations before income taxes....       3,058        8,409       18,984
Income tax expense.......................................       1,512        3,140        7,024
                                                            ---------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS........................       1,546        5,269       11,960
DISCONTINUED OPERATIONS:
  Income (loss) from operations (less applicable income
     taxes of $0 in 1995 and a benefit of $99 in 1996....      (1,484)        (168)          --
  Loss on disposal including provision for operating
     Losses during the phase out period (plus applicable
     income tax benefit of $74 in 1996)..................          --         (127)          --
                                                            ---------   ----------   ----------
          Total loss from discontinued operations........      (1,484)        (295)          --
                                                            ---------   ----------   ----------
          NET INCOME.....................................   $      62   $    4,974   $   11,960
                                                            =========   ==========   ==========
INCOME PER SHARE FROM CONTINUING OPERATIONS -- Basic and
  Diluted................................................   $    0.20   $     0.68   $     1.22
                                                            =========   ==========   ==========
NET INCOME PER SHARE -- Basic and Diluted................   $     .01   $      .64   $     1.22
                                                            =========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- Basic...   7,590,295    7,711,517    9,767,407
                                                            =========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Diluted.................................   7,590,295    7,711,517    9,816,819
                                                            =========   ==========   ==========

                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                           COMMON STOCK
                                        -------------------      NET
                                         NUMBER OF    $0.01   UNREALIZED   ADDITIONAL
                                          SHARES       PAR      GAINS       PAID-IN     RETAINED
                                          ISSUED      VALUE    (LOSSES)     CAPITAL     EARNINGS    TOTAL
                                        -----------   -----   ----------   ----------   --------   -------
JANUARY 1, 1995.......................    7,588,952   $ 76       $(45)      $ 8,006     $ 2,079    $10,116
  Contributions.......................      209,082      2         --         5,563          --      5,565
  Repurchase and retirement of Common
     Stock............................      (86,517)    (1)        --           (99)         --       (100)
  Realized loss on investments
     available for sale...............           --     --         45            --          --         45
  Net income..........................           --     --         --            --          62         62
                                        -----------   ----       ----       -------     -------    -------
DECEMBER 31, 1995.....................    7,711,517     77         --        13,470       2,141     15,688
  Net income..........................           --     --         --            --       4,974      4,974
                                        -----------   ----       ----       -------     -------    -------
DECEMBER 31, 1996.....................    7,711,517     77         --        13,470       7,115     20,662
  Issuance of Common Stock............    3,600,000     36         --        51,107          --     51,143
  Net income..........................           --     --         --            --      11,960     11,960
                                        -----------   ----       ----       -------     -------    -------
DECEMBER 31, 1997.....................   11,311,517   $113       $ --       $64,577     $19,075    $83,765
                                        ===========   ====       ====       =======     =======    =======

                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                              --------    --------    --------
OPERATING ACTIVITIES:
  Net income................................................  $     62    $  4,974    $ 11,960
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................       863       1,264       1,497
     Discontinued operations................................     1,476       3,794       1,589
     Loss on investment in joint venture....................       151          --          --
     (Gain) Loss on disposal of land, equipment, building
      and utilities.........................................       116          64         (34)
     Loss on sale of marketable securities..................         9          --          --
     Deferred tax provision.................................       871       1,975       9,194
     Increase (decrease) in cash from changes in assets and
      liabilities (exclusive of amounts contributed):
       Restricted cash......................................        --          --        (200)
       Amounts due from affiliates..........................       452      (1,734)        551
       Inventory............................................      (380)     (5,846)    (18,010)
       Prepaid and other assets.............................        42      (1,559)     (4,541)
       Accounts payable and accrued expenses................       161         394       1,950
       Amounts due to affiliates............................      (711)        114        (286)
       Interest payable to affiliates.......................       (41)      1,238      (6,244)
       Unearned revenues....................................        23         701       1,332
       Income taxes payable.................................       619         996      (2,150)
                                                              --------    --------    --------
          Net cash provided by (used in) operating
            activities......................................     3,713       6,375      (3,392)
                                                              --------    --------    --------
INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities...............        59          --          --
  Issuance of notes receivable from affiliates..............      (237)       (208)         --
  Collections of notes receivable from affiliates...........        --          --       4,297
  Proceeds from sales of land, equipment, building and
     utilities..............................................        --          --       1,176
  Proceeds from sales of land held for sale.................       733         600          --
  Purchases of land, equipment, building and utilities......    (4,497)     (4,162)     (8,692)
  Notes receivable, net.....................................   (15,662)    (20,226)    (36,242)
                                                              --------    --------    --------
          Net cash used in investing activities.............   (19,604)    (23,996)    (39,461)
                                                              --------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities.......    22,668      26,648      54,069
  Payments on borrowings to unaffiliated entities...........    (4,005)     (8,939)    (50,127)
  Proceeds from borrowings from affiliates..................     2,468         619          68
  Payments on borrowings to affiliates......................    (1,117)     (1,112)     (8,303)
  Net proceeds from initial public offering.................        --          --      51,143
  Discontinued operations...................................    (1,340)     (2,334)         --
                                                              --------    --------    --------
          Net cash provided by financing activities.........    18,674      14,882      46,850
                                                              --------    --------    --------
NET INCREASE (DECREASE) IN CASH.............................     2,783      (2,739)      3,997
CASH AND EQUIVALENTS
  BEGINNING OF PERIOD.......................................       929       3,712         973
                                                              --------    --------    --------
  END OF PERIOD.............................................  $  3,712    $    973    $  4,970
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amounts capitalized.................  $  1,946    $  3,003    $ 10,007
  Income taxes paid.........................................        17          --          --
  Assets contributed........................................    14,489          --          --
  Liabilities assumed with contributed assets...............     8,924          --          --
  Land and equipment acquired under capital leases..........       409         814       2,943
  Repurchase of Common Stock through issuance of debt.......       100          --          --
  Costs incurred in connection with initial public
     offering...............................................        --          --       6,457

                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf"), formerly known as Ascension Capital Corporation ("ACC"), operates as Silverleaf Vacation Club, Inc. Silverleaf's principal activities consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial vacation intervals ("Vacation Intervals") to new prospective owners;
(iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of expansion of its ten existing resorts (the "Existing Resorts") and the development of any new timeshare resort, including site selection, design, and construction. The Company operates its Existing Resorts under a management agreement with a non-profit corporation, Master Club ("Master Club"), which bears the costs of operating, maintaining, and refurbishing the resorts from monthly dues paid by the Vacation Interval owners. The Company receives a management fee from Master Club to compensate it for the services provided. In addition to Vacation Interval sales revenues, interest income derived from its financing activities and the management fee received from Master Club, the Company generates additional revenue from leasing of unsold intervals, utility operations related to the resorts and other sources. All of the operations are directly related to the resort real estate development industry. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

     The consolidated financial statements of the Company as of and for the years ended December 31, 1996 and 1997, reflect the operations of the Company and its wholly owned subsidiaries, Condominium Builders, Inc. ("CBI"), Villages Land, Inc. ("VLI"), Silverleaf Travel, Inc. ("STI"), Database Research, Inc. ("DRI"), and Silverleaf Acquisitions, Inc. ("SAI"), a wholly owned subsidiary formed in July 1997 for the purpose of acquiring additional timeshare operations.

     The Company was formed as a result of the combination of ACC, Equal Investment Corporation ("EIC"), CBI, and Holly Ranch Water Company, Inc. ("HRWCI") on December 29, 1995 (HRWCI was liquidated in 1995). ACC and EIC were the 99% general partner and 1% limited partner, respectively, of Ascension Resorts, Ltd. ("ARL"). The historical consolidated financial statements have been restated utilizing the historical cost basis of the combined entities so as to present the consolidated financial condition, operations, equity and cash flows since these entities were under common ownership and control.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Revenue and Expense Recognition -- A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method. Revenues are recognized after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. If a customer fails to make the first installment payment when due, the Company reverses the sale and the recovered property is placed back into inventory at the lower of its original historical cost basis or market value and any payments made by the customer during the period which are not refunded are recorded

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES as other revenues. In addition to sales of Vacation Intervals to new prospective owners the Company sells upgraded Vacation Intervals to existing Silverleaf Owners. Revenues are recognized on these upgrade Vacation Interval sales when the criteria described above are satisfied. The revenue recognized is the net of the incremental increase in the upgrade sales price and cost of sales is the incremental increase in the cost of the Vacation Interval purchased. A provision for estimated customer returns (customer returns represent cancellations of properly recorded sales transactions which occur within one year after the sale) is reported net against Vacation Interval sales.

     The Company recognizes interest income as earned. To the extent interest payments become delinquent the Company ceases recognition of the interest income until collection is probable. When inventory is returned to the Company any unpaid note receivable balances, net of the lower of historical cost or market of the Vacation Interval which is the amount at which the Vacation Interval is being restored to inventory, are charged against the previously established allowance for uncollectible notes.

     Revenues related to one-time Sampler contracts, which entitles the prospective owner to sample a resort for various periods, are recorded as earned.

     The Company receives fees for management services provided to Master Club. These revenues are recognized on an accrual basis in the period the services are provided.

     Utilities, services and other income is recognized on an accrual basis in the period service is provided.

     Sales and marketing costs are expensed in the period the corresponding revenue is recognized.

     Cash and Equivalents -- Cash and equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents consist of cash, certificates of deposit and money market funds.

     Restricted cash -- Restricted cash consists of a certificate of deposit which serves as collateral for a construction bond.

     Provision for Uncollectible Notes -- The Company records a provision for uncollectible notes at the time revenue is recognized. Such provision is recorded in an amount sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for doubtful notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the portfolio, historical credit loss experience and current economic factors. The allowance for uncollectible notes is reduced by actual cancellations (which occur more than one year after the sale) and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company.

     Inventory -- Inventory is stated at the lower of cost or market. Cost includes amounts for land, construction materials, direct labor and overhead, taxes and capitalized interest incurred in the construction or through the acquisition by purchase of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of its original historical cost basis or market value. Company management routinely reviews the carrying value of its inventory on an individual project basis to determine that the carrying value does not exceed market.

     Land Held for Sale -- Land held for sale represents undeveloped land and is recorded at the lower of cost or fair value less costs to sell.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Impairment -- Company management routinely reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Land, Equipment, Building and Utilities -- Land, equipment (including equipment under capital lease), building and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to operations as incurred; significant betterments and renewals are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the asset, ranging from 3 to 20 years.

     Discontinued Operations -- During 1996, the Company adopted a plan to discontinue its development and sale of condominiums by CBI. Those operations have been reported as a separate component of operations and the assets and liabilities have been combined and included in net assets of discontinued operations on the balance sheet.

     Income Taxes -- Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements. Provision is made or benefit recognized for deferred taxes relating to temporary differences in the recognition of expense and income for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded.

     Earnings per Share -- The Company has adopted the new computation and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 -- "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The number of equivalent shares is computed using the treasury stock method which assumes that the increase in the number of shares resulting from the exercise of the stock options described in Note 9 is reduced by the number of shares which could have been repurchased by Silverleaf with the proceeds from the exercise of the options. In 1997, the weighted average shares outstanding was calculated by increasing the average weighted average shares outstanding by the assumed issuance of 321,737 shares upon exercise of the options and the repurchase of 272,325 shares with the proceeds of the exercise of such options.

No options were granted or outstanding prior to 1997.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

     Environmental Remediation Costs -- The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flow of the Company.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Reclassification -- During 1997 the Company began classifying the components of the previously reported provision for uncollectible notes into the following three categories based on the nature of the item; credit losses, customer returns and customer releases (customer releases represent voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). Provision pertaining to credit losses, customer returns and customer releases are classified in Provision for uncollectible notes, Vacation Interval sales, and Operating, general and administrative, respectively. The Company has reclassified these amounts within the previously reported financial statements to conform to the classification for the year ended December 31, 1997. The reclassification has no balance sheet effect and has no effect on previously reported net income. The reclassification had the effect of decreasing Vacation Interval sales, decreasing the Provision for uncollectible notes, and increasing Operating, general and administrative for the years ended December 31, 1995, 1996 and 1997 as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
Vacation Interval sales...............................  $ 1,794    $ 2,196    $ 2,829
Provision for uncollectible notes.....................   (2,512)    (3,342)    (4,044)
Operating, general and administrative.................      718      1,146      1,215
                                                        -------    -------    -------
          Net.........................................  $    --    $    --    $    --
                                                        =======    =======    =======

Information affected by this reclassification contained elsewhere in the notes to consolidated financial statements has also been updated.

In addition, certain other reclassifications have been made to the 1995 and 1996 financial statements to conform to 1997 presentation. These reclassifications had no effect on net income.

     SFAS No. 130 -- SFAS No. 130, "Reporting on Comprehensive Income", establishes standards for reporting and presenting comprehensive income in the financial statements and will be effective for Silverleaf beginning in 1998. At present, Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

     SFAS No. 131 -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosures and will be effective for Silverleaf beginning in 1998.

3. CONCENTRATIONS OF RISK

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

     The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven year period and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

     If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the unpaid price, Texas and certain

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES other states have laws which limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy. (See Note 4)

     Interest Rate Risk -- The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's indebtedness bears interest at variable rates and the Company's customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained and could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows and financial position.

     Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventory and land inventory which it originates or purchases with borrowings through its financing facilities, internally generated funds and proceeds from the IPO. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows and financial condition.

     Geographic Concentration -- The Company's notes receivable are primarily originated in Texas, Missouri and Illinois. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas and Missouri with construction occurring in other markets including Illinois and Nevada. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

4. NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Intervals which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of up to seven years. The average yield on outstanding notes receivable at December 31, 1997 was approximately 14.5%.

     In connection with the Sampler program the Company routinely enters into notes receivable with terms of 10 months. These notes receivable totaled $1,568 at December 31, 1996 and $1,523 at December 31, 1997, and are typically non-interest bearing. These notes receivable have not been discounted as management has determined the effects would not be material to the consolidated financial statements of the Company.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Notes receivable are scheduled to mature as follows at December 31, 1997:

1998........................................................  $ 12,868
1999........................................................    13,872
2000........................................................    16,018
2001........................................................    18,497
2002........................................................    21,359
Thereafter..................................................    22,043
                                                              --------
                                                               104,657
Less allowance for uncollectible notes......................   (12,621)
                                                              --------
          Notes receivable, net.............................  $ 92,036
                                                              ========

     Estimated customer returns of $2,829 have been excluded from the above schedule.

     The following schedule summarizes the original principal amount of notes receivable sold with recourse to third parties and affiliates during the years ended December 31, 1995, 1996 and 1997:

                                                            1995      1996      1997
                                                            ----      ----      ----
Unaffiliated third parties..............................    $565      $ --      $ --
Affiliates..............................................      --        --        --
                                                            ----      ----      ----
          Total notes receivable sold...................    $565      $ --      $ --
                                                            ====      ====      ====

     The following schedule summarizes outstanding principal maturities of notes receivable sold with recourse as of December 31, 1996 and 1997:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1996       1997
                                                                -------    ------
Unaffiliated third parties..................................    $ 9,693    $6,550
Affiliates..................................................      1,355       841
                                                                -------    ------
          Total outstanding notes receivable sold with
            recourse........................................    $11,048    $7,391
                                                                =======    ======

     Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 1995, 1996, and 1997:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Balance, beginning of period........................    $ 8,102    $ 8,067    $ 9,698
Provision for credit losses and other items.........      7,350      9,879     11,739
Receivables charged off.............................     (7,385)    (8,248)    (8,816)
                                                        -------    -------    -------
Balance, end of period..............................    $ 8,067    $ 9,698    $12,621
                                                        =======    =======    =======

     Provision for credit losses for the years ended December 31, 1995, 1996, and 1997, was $6,632, $8,733, and $10,524, respectively.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

5. LAND, EQUIPMENT, BUILDING AND UTILITIES

     The Company's land, equipment, building and utilities consist of the following at December 31, 1996 and 1997:

                                                                    DECEMBER 31
                                                                --------------------
                                                                 1996         1997
                                                                -------      -------
Land........................................................    $ 1,346      $ 4,727
Vehicles and equipment......................................      2,066        1,808
Utility plant, building and facilities......................      3,398        4,930
Office furniture and equipment..............................      4,013        8,066
Improvements................................................      5,551        7,006
                                                                -------      -------
                                                                 16,374       26,537
Less accumulated depreciation...............................     (3,741)      (4,908)
                                                                -------      -------
Net land, equipment, building and utilities.................    $12,633      $21,629
                                                                =======      =======

     Depreciation and amortization expense for the years ended December 31, 1995, 1996, and 1997, was $863, $1,264, and $1,497, respectively.

6. INCOME TAXES

     Prior to December 29, 1995, CBI operated as a Subchapter S Corporation wholly-owned by the principal shareholder of the Company. The cumulative losses of CBI incurred prior to the transfer of the stock of CBI to the Company have been reported on the individual income tax return of its then sole shareholder. Upon transfer the Company recorded deferred taxes for the difference between the tax and book basis of the assets, which was not material. Effective January 1, 1996, the Company converted CBI to a C corporation and, accordingly, CBI is included in the consolidated income tax return of the Company (See Note 12).

     Income tax expense consists of the following components for the years ended December 31, 1995, 1996 and 1997:

                                                        1995        1996        1997
                                                       ------      ------      ------
Current:
  Federal............................................  $  618      $  992      $1,500
  State..............................................      17          --          --
                                                       ------      ------      ------
          Total current tax expense..................     635         992       1,500
Deferred tax expense.................................     877       1,975       5,524
                                                       ------      ------      ------
          Total income tax expense...................  $1,512      $2,967      $7,024
                                                       ======      ======      ======

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1995, 1996 and 1997, is as follows:

                                                    1995             1996             1997
                                               --------------   --------------   --------------
                                               DOLLARS   RATE   DOLLARS   RATE   DOLLARS   RATE
                                               -------   ----   -------   ----   -------   ----
Income tax at statutory rates................  $1,040     34%   $2,700     34%   $6,454     34%
State income taxes, net of Federal Tax
  benefit....................................      92      3%      238      3%      570      3%
Other........................................     380     12%       29      1%       --     --
                                               ------     --    ------     --    ------     --
          Total income tax expense...........  $1,512     49%   $2,967     38%   $7,024     37%
                                               ======     ==    ======     ==    ======     ==
Income tax expense attributable to:
  Continuing operations......................  $1,512           $3,140           $7,024
  Discontinued operations....................      --             (173)              --
                                               ------           ------           ------
          Total income tax expense...........  $1,512           $2,967           $7,024
                                               ======           ======           ======

     Amounts for deferred tax assets and liabilities as of December 31, 1996 and 1997, are as follows:

                                                               1996         1997
                                                              -------      -------
Deferred tax liabilities:
  Installment sales income..................................  $16,056      $30,207
  Other.....................................................       34           --
                                                              -------      -------
          Total deferred tax liabilities....................   16,090       30,207
                                                              -------      -------
Deferred tax assets:
  Other.....................................................    2,287          162
  Alternative minimum tax credit............................    3,650        1,500
  Net operating loss carryforward...........................    5,310       14,508
                                                              -------      -------
          Total deferred tax assets.........................   11,247       16,170
                                                              -------      -------
          Net deferred tax liability........................  $ 4,843      $14,037
                                                              =======      =======

     The Company reports substantially all Vacation Interval sales which it finances on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the installment payments on customer receivables are received by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1997.

     The Company is subject to Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales treatment of Vacation Interval sales for regular tax purpose. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service effective as of January 1, 1997. The AMT liability creates a deferred tax asset which can be used to offset any future tax liability from regular Federal income tax. This deferred tax asset has an unlimited carryover period.

     The net operating losses expire beginning in 2007 through 2012. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management believes that it will be able to utilize its net operating losses from normal

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES operations or in the event an ownership change should occur which could limit the utilization of the NOL; the Company could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 1997:

                      EXPIRATION DATES
                      ----------------
     2007...................................................  $   315
     2008...................................................       --
     2009...................................................    1,385
     2010...................................................    5,353
     2011...................................................    4,239
     2012...................................................   27,919
                                                              -------
                                                              $39,211
                                                              =======

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations related to continuing operations at December 31, 1996 and 1997:

                                                               1996       1997
                                                              -------    -------
$40 million revolving loan agreement ($25 million at
  December 31, 1996), which contains certain financial
  covenants, due October 2005, principal and interest
  payable from the proceeds obtained from customer notes
  receivable which are pledged as collateral for the note,
  at an interest rate of LIBOR plus 2.5%....................  $20,139    $22,137
$12 million revolving loan agreement which contains certain
  financial covenants, due May 2003, principal and interest
  payable from the proceeds obtained from customer notes
  receivable which are pledged as collateral for the note,
  at an interest rate of Base plus 2.75% (11.25% at December
  31, 1997).................................................    6,004      4,122
$7.5 million revolving line of credit, which contains
  certain financial covenants, retired during 1997, with
  monthly interest payments at Base plus 2.75%..............    4,000         --
$60 million revolving loan agreement ($40 million at
  December 31, 1996), which contains certain financial
  covenants, due December 1999, principal and interest
  payable from the proceeds obtained on customer notes
  receivable pledged as collateral for the note, at an
  interest rate of LIBOR plus 2.55%.........................      278      1,529
$15 million revolving loan agreement which contains certain
  financial covenants, due November 2002, principal and
  interest payable from the proceeds obtained from customer
  notes receivable which are pledged as collateral for the
  note, at an interest rate of Prime plus 2%................    4,278     12,596
$5.4 million note payable, which contains certain financial
  covenants, due October 1999, secured by certain assets of
  the Company, interest only payments due through April
  1998, with payments of principal and interest due monthly
  thereafter until maturity on October 9, 1999, at an
  interest rate of Prime plus 2%............................    5,201         --
$10 million line of credit due January 2000, with drawings
  permitted until December 1998, at a variable rate of LIBOR plus 3%, secured by land, improvements, and equipment of
  various Existing Resorts and New Resorts..................       --      4,070

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                                                               1996       1997
                                                              -------    -------
$10 million revolving construction loan due October 2000,
  with drawings permitted until April 1999, a variable rate
  of LIBOR plus 3.5% secured by land, construction in
  process and customer notes receivable.....................       --         --
Various notes, due from January 1998, through October 2002,
  collateralized by various assets with interest rates
  ranging from 4.2% to 14.0%................................    1,022      1,785
                                                              -------    -------
          Total notes payable...............................   40,922     46,239
Capital lease obligations...................................    1,064      2,632
                                                              -------    -------
          Total notes payable and capital lease
           obligations......................................  $41,986    $48,871
                                                              =======    =======

Prime rate at December 31, 1997, was 8.5%.

Applicable LIBOR rates at December 31, 1997, ranged from 5.72% to 5.81%.

     Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain additional covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $12 million to $67 million; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; (iv) ensure that sales and marketing expenses incurred in connection with marketing the Vacation Intervals do not exceed 50% of the net sales revenue realized from the sale of the Vacation Intervals, and (v) refrain from modifying or terminating certain timeshare documents.

     Principal maturities of notes payable and capital lease obligations are as follows at December 31, 1997:

1998........................................................  $ 7,626
1999........................................................   11,231
2000........................................................    6,604
2001........................................................    6,541
2002........................................................    6,791
Thereafter..................................................   10,078
                                                              -------
          Total.............................................  $48,871
                                                              =======

     Total interest expense for the years ended December 31, 1995, 1996 and 1997 was $3,609, $4,759 and $4,664, respectively. Interest of $516, $711 and $823 was capitalized during the years ended 1995, 1996 and 1997, respectively.

     As of December 31, 1997 approximately $75,000 of assets of the Company were pledged as collateral.

8. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business the Company has been named a defendant in certain lawsuits. It is the opinion of the Company's management that the outcome of the suits now pending will not have a material, adverse effect on the operations, cash flows or the consolidated financial position of the Company.

     Prior to 1996, the Company sold certain of its notes receivable with recourse to third parities and affiliated parties. The Company has a contingent liability for the notes receivable sold with recourse. The total amount

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES of the contingent liability was equal to the uncollected balance of the notes as of December 31, 1997. The Company's management considers both pledged and sold with recourse notes receivable in the Company's allowance for doubtful notes. (see Note 4)

     The Company has entered into noncancelable operating leases covering office and storage facilities and small equipment which will expire at various dates through 2001. The total rental expense incurred during the years ended December 31, 1995, 1996 and 1997, was $310, $481 and $886, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 1997:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
1998........................................................  $1,096      $1,081
1999........................................................     900         990
2000........................................................     651         937
2001........................................................     177         883
2002........................................................     100         620
                                                              ------      ------
Total minimum future lease payments.........................   2,924      $4,511
                                                                          ======
Less amounts representing interest..........................    (292)
                                                              ------
Present value of future minimum lease payments..............  $2,632
                                                              ======

     Equipment acquired under capital leases consists of the following at December 31, 1996 and 1997:

                                                               1996      1997
                                                              ------    ------
Amount of equipment under capital leases....................  $2,240    $4,743
Less accumulated depreciation...............................    (599)     (861)
                                                              ------    ------
                                                              $1,641    $3,882
                                                              ======    ======

     Effective January 1, 1997, the Company entered into three year employment agreements with two executive officers which provide for minimum annual base salaries, bonuses based on the operating results of the Company and other fringe benefits as determined by the Board of Directors of the Company from time to time. Either party may terminate the agreement upon 30 days notice to the other.

     In May 1997 the Company entered into an employment agreement with an executive officer of the Company with a term through December 31, 1999. Pursuant to the agreement, such officer will receive commissions equal to 1.35% of the Company's net sales from Vacation Intervals, plus additional commissions based on weekly sales volume and revenue per guest. Either party may terminate the agreement upon 30 days notice to the other.

     In July 1997, the Company entered into an employment agreement with an executive officer of the Company. Either party may terminate the agreement upon 30 days notice to the other. The agreement provides for an annual base salary, options for the purchase of Common Stock, and other fringe benefits. Additionally, if the officer is terminated without "good cause", the Company shall be obligated to make severance payments in an amount equal to the officer's annual base salary. In connection with this officer's employment, in August 1997, the Company purchased a house for $531 and leased the house to the officer for 13 months at a rental rate equal to the Company's interest, insurance and taxes, currently approximately $3 per month. The officer has the option to purchase the home at the end of the 13 month term for $531 plus 8% per annum on the Company's down payment for the house.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Each of the employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. The agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with the Company, or disclose any confidential information of the Company.

9. EQUITY

     The Company completed its initial public offering in June 1997 of 3,600,000 shares of Common Stock at $16.00 per share (the "IPO"). Costs incurred in connection with the IPO were approximately $6.5 million. Net proceeds were used primarily for the repayment of amounts owed to affiliates and notes payable to third parties.

     On March 27, 1997 the Board of Directors of the Company increased the number of common shares authorized to 100,000,000 shares and in May 1997 the Board of Directors declared a Common Stock dividend to existing shareholders which resulted in an increase in the number of shares of Common Stock outstanding. The weighted average shares outstanding for all periods presented give retroactive effect to the split of common shares.

     On December 27, 1995, the principal shareholder contributed certain assets and the Company assumed certain liabilities associated with these assets which had been held in a dormant entity. These assets and liabilities were recorded by the Company at their historical cost basis at the date of the transaction. The historical cost basis of the assets contributed was approximately $14,489 which included a note receivable from the Company of $10,869. Upon receipt of this asset, the Company retired the corresponding obligation which had been recorded in the Company's financial statements. Liabilities assumed had a historical cost basis of approximately $8,924 consisting primarily of notes payable to affiliates of $7,631. These amounts were included within the financial statements of the Company until their repayment during 1997. The net excess of assets contributed over liabilities assumed is reflected as an equity contribution to the Company.

     During December 1995, the Company re-acquired a former officers equity interest in EIC in exchange for a $100 promissory note. As of December 31, 1996 the amount owed under this agreement was $67 and is included in amounts due to affiliates. This note was paid in full in June 1997.

     During 1997, the Company established a stock option plan (the "1997 Stock Option Plan" or "Plan"). The 1997 Stock Option Plan provides for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options will provide for the right to purchase Common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the board of directors of the Company. The Company has reserved 1,100,000 shares of Common stock for issuance pursuant to the Company's 1997 Stock Option Plan. In February 1998, the Board of Directors approved an amendment to the plan reserving an additional 500,000 shares of Common Stock for issuance under the plan; however, this amendment will not become effective unless it is approved by the shareholders.

     Outstanding options have a graded vesting schedule, with equal installments of shares exercisable up through four years of the original grant date. These options are exercisable at prices ranging from $16.00 to $24.50 per share and expire 10 years from the date of grant.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Stock option transactions are summarized as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                               NUMBER         EXERCISE
                                                              OF SHARES    PRICE PER SHARE
                                                              ---------    ---------------
Options outstanding, beginning of year......................        --             --
Granted.....................................................   877,000         $17.90
Exercised...................................................        --             --
Forfeited...................................................   (15,000)        $16.00
                                                               -------         ------
Options outstanding, end of year............................   862,000         $17.93
                                                               =======         ======
Exercisable, end of year....................................        --             --
                                                               =======         ======

     For shares outstanding at December 31,1997:

                                                        WEIGHTED                       WEIGHTED
                                                        AVERAGE        WEIGHTED         AVERAGE
                                            NUMBER     FAIR VALUE      AVERAGE         REMAINING
RANGE OF EXERCISE PRICES                   OF SHARES   OF OPTIONS   EXERCISE PRICE   LIFE IN YEARS
------------------------                   ---------   ----------   --------------   -------------
$16.00-$24.50............................   862,000      $11.51         $17.93            10

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123 -- Accounting for Stock Based Compensation ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1997
                                                          ------------
Net income -- as reported...............................    $11,960
Net income -- pro forma.................................     11,404
Net income per share -- as reported:
  Basic and diluted.....................................       1.22
Net income per share -- pro forma:
  Basic.................................................       1.17
  Diluted...............................................       1.16

     The fair value of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 56.5%, risk-free interest rate of 6.625% expected life of 7 years and no distribution yield.

10. RELATED PARTY TRANSACTIONS

     The Company has entered into certain financing and operating transactions with affiliate entities of the Company or its shareholders and officers. Pace Finance Company ("Pace") and Capital Ventures I are entities owned or controlled by the Company's principal shareholder; STG Investments is a partnership, the partners of which include certain trusts which benefit the family of the Company's principal shareholder.

     Each timeshare owners association has entered into an agreement with Master Club, formerly Master Endless Escape Club, a Texas nonprofit corporation which authorizes Master Club to manage the resorts on a

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES centralized and collective basis. Master Club, in turn, has entered into a management agreement with the Company whereby the Company manages the operations of the resorts. Pursuant to the management agreement, the Company receives a management fee equal to the lesser of 15% of Master Club's gross revenues, or the net income of Master Club; however, if the Company does not receive 15% of Master Club's gross revenues, such deficiency is deferred for payment in succeeding year(s), subject again to the net income limitation. The management agreement expires in March, 2000, but will continue year-to-year thereafter unless canceled by either party. During the years ending December 31, 1995, 1996 and 1997, the Company recorded management fees from Master Club of $2,478, $2,187, and $2,296, respectively, in management fee income.

     The direct expenses of operating the resorts are paid by Master Club. To the extent Master Club provides payroll, administrative and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to Master Club. During the years ended December 31, 1995, 1996 and 1997, the Company incurred $1,911, $2,108, and $2,617, respectively, of expenses under this agreement.

     At December 31, 1996 the net amount receivable from Master Club totaled $1,133 and at December 31, 1997 the net receivable from Master Club totaled $1,282. The amounts are included in amounts due to/from affiliates.

     The Company incurred and made payments to Recreational Consultants, Inc., an entity of which an officer of the Company is the principal. Amounts paid under this agreement totaled $430, $539, and $302 during the years ended December 31, 1995, 1996, and 1997, respectively.

     Prior to 1995, Pace purchased from an affiliate of the Company certain delinquent notes receivable executed by purchasers of Vacation Intervals. During 1996, the Company purchased notes from Pace for $24. During 1997 the Company and subsidiaries purchased the remainder of Pace's inventory of notes receivable at a cash price of $16.

     The following schedule represents amounts due from affiliates at December 31, 1996 and 1997:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
Notes receivable from the principal shareholder, due
  December 31, 1997, bearing interest at rates ranging from
  8.0%-9.0%.................................................    $4,128    $   --
Notes receivable from the other shareholder, which bore
  interest at 8%, such Note being forgiven and included in
  compensation expense during 1996..........................        --        --
Receivables from other affiliated parties...................       169        --
Interest on shareholders notes receivables..................       371        --
                                                                ------    ------
                                                                 4,668        --
Timeshare owners associations and other, net................       436       107
Amount due from Master Club.................................     1,133     1,282
                                                                ------    ------
          Total amounts due from affiliates.................    $6,237    $1,389
                                                                ======    ======

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     The following schedule represents outstanding amounts due to affiliates at December 31, 1996 and 1997:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
Note payable to Capital Venture I, due December 31, 1997,
  bearing interest at 12.0%.................................    $ 1,570    $    --
Note payable to principal shareholder, due December 31,
  1997, bearing interest at 9.0%............................        810         --
Note payable to Pace Finance Company due December 31, 1997,
  bearing interest at prime plus 3.5% (11.75% at December
  31, 1996).................................................        362         --
Notes payable to principal shareholder, due December 31,
  1997, bearing interest at 8.0%............................      5,153         --
Other affiliated entities (see below), bearing interest at
  9.0%......................................................        340         --
Accrued interest payable to Capital Venture I...............      2,671         --
Accrued interest payable to principal Shareholder...........      3,179         --
Accrued interest payable to other affiliated entities (see
  below)....................................................        394         --
Accounts payable to other affiliated Entities...............        286         --
                                                                -------    -------
          Total notes payable to Affiliates.................    $14,765    $    --
                                                                =======    =======

     Notes payable and interest payable to other affiliated entities represent amounts payable to entities owned or controlled by the Company's principal shareholder.

     During 1997, the Company paid off affiliate debt and accrued interest totaling approximately $15.0 million and received payments of approximately $5.0 million of affiliate notes receivable and accrued interest. The payment to affiliates was made with funds from the IPO. On the consolidated balance sheet dated December 31, 1997, the remaining due from affiliates relates to the Master Club and the various homeowners' associations.

     The Company had a consulting agreement with a director of the Company. During 1996, $208 was expensed by the Company under this agreement. This agreement was canceled during 1997.

     The Company agreed to sell to the principal shareholder the Company's interest in a condominium and a residential dwelling at a price in excess of the Company's carrying value. As of December 31, 1996, the carrying value of these assets totaled approximately $450. In September 1997, the principal shareholder paid the Company $508 for these assets, subject to adjustment for an appraisal of the condominium.

     The Company has entered into a ten year lease agreement with the principal shareholder for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land.

     The Company paid an employee's architectural firm the amounts of $338, $421 and $401, during 1995, 1996 and 1997, respectively, for architectural services rendered to the Company.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates to be received on similar current notes receivable. The carrying amount reported on the balance sheet of notes receivable and payable to affiliates and notes payable and capital lease obligations approximates their fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings.

12. DISCONTINUED OPERATIONS

     The Company adopted a plan on December 31, 1996 to discontinue its development and sale of condominiums by CBI. All anticipated future costs of carrying and selling the remaining inventory of CBI were accrued as of December 31, 1996. Based on the formal plan adopted by the Company, substantially all assets were sold and liabilities repaid by December 31, 1997 and no accrual for losses was required. The net assets of the subsidiary as of December 31, 1996 are as follows:

                                                              DECEMBER 31, 1996
                                                              -----------------
Inventory of unsold condominiums............................       $1,939
Other Assets................................................           50
Accounts payable and accrued expenses.......................         (199)
Net reserve for gain (loss) on discontinued operations......         (201)
                                                                   ------
          Net assets of discontinued operations.............       $1,589
                                                                   ======

     The loss from discontinued operations was $1,484, $295 and $0 for the years ended December 31, 1995, 1996, and 1997 respectively, net of income tax benefits of $173 for the year ended December 31, 1996. There was no tax effect applicable to the year ended December 31, 1995, since the discontinued operations were contained in an S-Corporation, and taxable losses were passed directly through to its shareholder.

     Basic and diluted earnings per share from discontinued operations are as follows for the years ended December 31, 1995, 1996 and 1997:

                                                              1995     1996     1997
                                                              -----    -----    ----
Loss per share from discontinued operations.................  $(.19)   $(.04)    --
                                                              =====    =====     ==

13. ACQUISITIONS

     In August 1997, the Company acquired certain land and amenities located near St. Louis, Missouri and Chicago, Illinois for $2.9 million. The Company is developing these properties as Drive-to Resorts.

     In August 1997, the Company acquired certain land adjacent to the Hill Country Resort located in Comal County, Texas, for $394. The Company intends to develop this land as an expansion to the Hill Country Resort.

     In November 1997, the Company acquired a parcel of land near the "strip" in Las Vegas, Nevada, for $2.7 million. This property is intended for development as a new Destination Resort.

     In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire Mountains of western Massachusetts for $5.1 million as a new Drive-to Resort to serve the greater New York City market. The Company intends additional development at Oak N' Spruce.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

     Also in December 1997, the Company acquired a tract of land in Galveston, Texas for approximately $485. The Company intends to develop this land as a new beach-front Gulf Coast Destination Resort.

14. SUBSIDIARY GUARANTEES

     All subsidiaries of the Company will guarantee the Notes (as defined in Note 15) which would be issued in the proposed offering of $75.0 million of Senior Subordinated Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company.

     Combined summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):

                                                           1995       1996      1997
                                                          -------     -----     ----
Revenues................................................  $   433     $ 761     $407
                                                          =======     =====     ====
Loss from continuing operations, before income taxes....  $  (179)    $ (91)    $(88)
                                                          =======     =====     ====
Net loss from discontinued operations, net of a benefit
  of $257 in 1996.......................................  $(1,990)    $(438)    $ --
                                                          =======     =====     ====
Net loss................................................  $(1,433)    $(656)    $(88)
                                                          =======     =====     ====

     Combined summarized balance sheet information of the Guarantor Subsidiaries is as follows (in thousands):

                                                               1996       1997
                                                              ------     ------
Land, equipment, inventory and utilities, net...............  $1,288     $1,985
Net assets of discontinued operations.......................   1,589         --
Other assets................................................   1,107        825
                                                              ------     ------
          Total assets......................................  $3,984     $2,810
                                                              ======     ======
Investment by parent (includes equity and amounts due to
  parent)...................................................  $3,633     $2,810
Other liabilities...........................................     351         --
                                                              ------     ------
          Total liabilities and equity......................  $3,984     $2,810
                                                              ======     ======

     At December 31, 1997, there is no subsidiary of the Company the capital stock of which will comprise a substantial portion of the collateral for the Notes within the meaning of Rule 3-10 of Regulation S-X.

15. SUBSEQUENT EVENTS

     In January 1998, the Company entered into an agreement with Crown Resort Co., LLC ("Crown") to acquire timeshare management rights at eight resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $3.8 million. As part of this arrangement, Silverleaf will also acquire any unsold Vacation Intervals at the eight resorts. This proposed acquisition is subject to satisfactory completion of customary due-diligence procedures; accordingly, there is no assurance that the proposed acquisition will be completed.

     In January 1998, the Company entered into an employment agreement proposing to make an individual an executive officer of the Company. The agreement does not become effective until the individual relocates to Dallas, Texas, which must occur before July 1, 1998. The agreement provides for an annual base salary,

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES options for the purchase of Common Stock, and other fringe benefits. The agreement also provides for the purchase of the employee's condominium, upon the individual's relocation to Dallas, for $108. Additionally, if the officer is terminated without "good cause", the Company shall be obligated to make severance payments in an amount equal to the officer's base annual salary.

     Also, in January 1998, the Company entered into an agreement for the purchase of all issued and outstanding shares of a California marketing corporation for $250. This purchase agreement was entered into in conjunction with a December 1997 employment agreement entered into with an executive officer.

     In February 1998, the Company acquired a parcel of land in Galveston, Texas, for approximately $1.2 million. The Company intends to develop this parcel, along with an adjoining parcel acquired in December 1997 as a new beach-front Destination Resort.

     In February 1998, the Company entered into two agreements, one to acquire a golf course and undeveloped land near Atlanta, Georgia for $3.5 million, and another to acquire undeveloped land near Kansas City, Missouri for $1.6 million. The proposed acquisitions are subject to satisfactory completion of customary due diligence procedures; accordingly, there is no assurance that either proposed acquisitions will be completed.

     The Company is proposing to sell 2,000,000 shares of Company Common Stock (the "Equity Offering"). In addition to the 2,000,000 shares being offered for sale by the Company, the majority shareholder of the Company is offering to sell 500,000 additional shares of the Company.

     The Company is also proposing to offer $75.0 million aggregate principal amount of Senior Subordinated Notes due 2008 (the "Notes"). If issued, the Notes will be general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities (the "Note Offering"). The consummation of the Equity Offering is not conditioned upon the Note Offering; however, the consummation of the Note Offering is conditioned upon the Equity Offering.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Charter of Silverleaf Resorts, Inc. (incorporated by
                            reference to Exhibit 3.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         +3.2            -- Bylaws of Silverleaf Resorts, Inc.
          4.1            -- Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.1            -- Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit
                            10.1 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.2.1          -- Employment Agreement between Registrant and Robert E.
                            Mead (incorporated by reference to Exhibit 10.2.1 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.2.2          -- Employment Agreement between Registrant and David T.
                            O'Connor (incorporated by reference to Exhibit 10.2.2 to
                            Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
         10.2.3          -- Employment Agreement between Registrant and Sharon K.
                            Brayfield (incorporated by reference to Exhibit 10.2.3 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.2.4          -- Employment Agreement between Registrant and Thomas Franks
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.2.5          -- Memorandum Agreement, dated August 21, 1997, between
                            Registrant and Thomas C. Franks (incorporated by
                            reference to Exhibit 10.7 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
        +10.2.6          -- Employment Agreement, dated January 16, 1998, between
                            Registrant and Allen L. Hudson (incorporated by reference
                            to Exhibit 10.2.6 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997).
        +10.2.7          -- Employment Agreement, dated January 20, 1998, between
                            Registrant and Jim Oestreich (incorporated by reference
                            to Exhibit 10.2.7 to Registrant's Annual Report on Form
                            10-K for year ended December 31, 1997).
         10.3            -- 1997 Stock Option Plan of Registrant (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
         10.3.1          -- Nonqualified Stock Option Agreement (David T. O'Connor)
                            (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
         10.3.2          -- Incentive Stock Option Agreement (Joe W. Conner)
                            (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
         10.3.3          -- Incentive Stock Option Agreement (Larry H. Fritz)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
         10.3.4          -- Non-Qualified Stock Option Agreement (Thomas Franks)
                            (incorporated by reference to Exhibit 10.8 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.3.5          -- Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3.6          -- Non-Qualified Stock Option Agreement (James B. Francis,
                            Jr.) (incorporated by reference to Exhibit 10.10 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.3.7          -- Non-Qualified Stock Option Agreement (Michael A. Jenkins)
                            (incorporated by reference to Exhibit 10.11 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
        +10.3.8          -- Non-Qualified Stock Option Agreement, dated January 21,
                            1998, between Registrant and Joe W. Conner (incorporated
                            by reference to Exhibit 10.3.8 to Registrant's Annual
                            Report on Form 10-K for year ended December 31, 1997).
        +10.3.9          -- Non-Qualified Stock Option Agreement, dated January 20,
                            1998, between Registrant and Jim Oestreich (incorporated
                            by reference to Exhibit 10.3.9 to Registrant's Annual
                            Report on Form 10-K for year ended December 31, 1997).
         10.4            -- Master Club Agreement between the Master Club and the
                            resort clubs named therein (incorporated by reference to
                            Exhibit 10.4 to Registrant's Registration Statement on
                            Form S-1, File No. 333-24273).
         10.5            -- Management Agreement between Registrant and the Master
                            Club (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.6            -- Revolving Loan and Security Agreement, dated October
                            1996, by CS First Boston Mortgage Capital Corp.
                            ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.7            -- Amendment No. 1 to Revolving Loan and Security Agreement,
                            dated November 8, 1996, between CSFBMCC and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.7 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.8            -- Loan and Security Agreement among Textron Financial
                            Corporation ("Textron"), Ascension Resorts, Ltd. and
                            Ascension Capital Corporation, dated August 15, 1995
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.9            -- First Amendment to Loan and Security Agreement, dated
                            December 28, 1995, between Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.10 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.10           -- Second Amendment to Loan and Security Agreement, dated
                            October 31, 1996, executed by Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.11 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.11           -- Restated and Amended Loan and Security Agreement, dated
                            December 27, 1995, between Heller Financial, Inc.
                            ("Heller") and Ascension Resorts, Ltd. (incorporated by
                            reference to Exhibit 10.12 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
         10.12           -- Loan and Security Agreement, dated December 27, 1995,
                            executed by Ascension Resorts, Ltd. and Heller
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.13           -- Amendment to Restated and Amended Loan and Security
                            Agreement, dated August 15, 1996, between Heller and
                            Silverleaf Vacation Club, Inc. (incorporated by reference
                            to Exhibit 10.14 to Registrant's Registration Statement
                            on Form S-1, File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Loan and Security Agreement, between Greyhound Financial
                            Corporation and Ascension Resorts, Ltd., dated August 12,
                            1994 (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.15           -- Amendment No. 1 to Loan and Security Agreement between
                            Finova Capital Corporation and Ascension Resorts, Ltd.,
                            dated July 24, 1995 (incorporated by reference to Exhibit
                            10.16 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.16           -- Amendment No. 2 to Loan and Security Agreement among
                            Ascension Resorts, Ltd., Ascension Capital Corporation,
                            and Finova Capital Corporation, dated December 13, 1995
                            (incorporated by reference to Exhibit 10.17 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.17           -- Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.18           -- Resort Affiliation and Owners Association Agreement
                            between Resort Condominiums International, Inc.,
                            Ascension Resorts, Ltd., and Hill Country Resort
                            Condoshare Club, dated July 29, 1995 (similar agreements
                            for all other Existing Resorts) (incorporated by
                            reference to Exhibit 10.19 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
         10.19           -- Agreement for Professional Services between Silverleaf
                            Vacation Club, Inc. and Hudson and Company, Inc., dated
                            November 12, 1996 (incorporated by reference to Exhibit
                            10.20 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
         10.20           -- First Amendment to Master Club Agreement, dated March 28,
                            1990, among Master Club, Ozark Mountain Resort Club,
                            Holiday Hills Resort Club, the Holly Lake Club, The
                            Villages Condoshare Association, The Villages Club, Piney
                            Shores Club, and Hill Country Resort Condoshare Club
                            (incorporated by reference to Exhibit 10.22 to Amendment
                            No. 1 dated May 16, 1997 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
         10.21           -- First Amendment to Management Agreement, dated January 1,
                            1993, between Master Endless Escape Club and Ascension
                            Resorts, Ltd. (incorporated by reference to Exhibit 10.23
                            to Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
         10.22           -- Contract of Sale, dated May 2, 1997, between Registrant and third-party (incorporated by reference to Exhibit
                            10.24 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
         10.23           -- Amendment to Loan Documents, dated December 27, 1996,
                            among Silverleaf Vacation Club, Inc., Ascension Resorts,
                            Ltd., and Heller Financial, Inc. (incorporated by
                            reference to Exhibit 10.25 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
         10.24           -- Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.25           -- Contract of Sale between R.J. Novelli, Sr., et al and
                            Registrant (approximately 21.5 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.26           -- Contract of Sale between Harmon/Koval Limited Liability
                            Company and Registrant (2.1 acres, Clark County, Nevada)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.27           -- Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc. and
                            Registrant ($40 million revolving credit facility)
                            (incorporated by reference to Exhibit 10.4 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.28           -- Construction Loan Agreement between Heller Financial Inc.
                            and Registrant ($10 million revolving construction loan
                            facility) (incorporated by reference to Exhibit 10.5 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         10.29           -- Real Estate Contract of Sale dated September 30, 1997,
                            between Registrant and Robert E. Mead (incorporated by
                            reference to Exhibit 10.12 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         10.30           -- Master Club Agreement dated September 25, 1997 between
                            Registrant and Timber Creek Resort Club (incorporated by
                            reference to Exhibit 10.13 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
        +10.31           -- Loan Agreement, dated December 19, 1997, between Credit
                            Suisse First Boston Mortgage Capital, L.L.C. and
                            Registrant (incorporated by reference to Exhibit 10.31 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997).
        +10.32           -- Amendment to Loan Documents, dated December 22, 1997,
                            between Registrant and Credit Suisse First Boston
                            Mortgage Capital, L.L.C. (incorporated by reference to
                            Exhibit 10.32 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1997).
        +10.33           -- Second Amendment to Management Agreement, dated December
                            31, 1997, between Master Club and Registrant
                            (incorporated by reference to Exhibit 10.33 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997).
        +10.34           -- Master Club Agreement, dated January 5, 1998, between
                            Master Club and Oak N' Spruce Resort Club (incorporated
                            by reference to Exhibit 10.34 to Registrant's Annual
                            Report on Form 10-K for year ended December 31, 1997).
        +10.35           -- Contract of Sale, dated November 13, 1997, between Oak N'
                            Spruce Management, Inc., Beartown Development, Inc.,
                            Bruce Hagedorn and Doug Richie, and Registrant
                            (incorporated by reference to Exhibit 10.35 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997).
        +10.36           -- Contract of Sale, dated January 12, 1998, between Crown
                            Resort Co. L.L.C., Richard W. Dickson and Robert G.
                            Garner, and Registrant (incorporated by reference to
                            Exhibit 10.36 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1997).
        +10.37           -- Contract of Sale, dated February 18, 1998, between
                            Registrant and Michael J. McDermott (incorporated by
                            reference to Exhibit 10.37 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997).
        +10.38           -- Contract of Sale, dated February 19, 1998, between
                            Registrant and Lee R. Roper (incorporated by reference to
                            Exhibit 10.38 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1997).
        +10.39           -- Contract of Sale, dated February 19, 1998, between
                            Registrant and J. Phillip Ballard, Jr., and Eagle Greens
                            Ltd. (incorporated by reference to Exhibit 10.39 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997).
        +10.40           -- Stock Purchase Agreement, dated January 15, 1998, between
                            Silverleaf Resorts, Inc. and Jim Oestreich (incorporated
                            by reference to Exhibit 10.40 to Registrant's Annual
                            Report on Form 10-K for year ended December 31, 1997).
        +10.41           -- Contract of Sale, dated May 2, 1997, between Registrant and Thousand Trails, Inc. (incorporated by reference to
                            Exhibit 10.41 to Registrant's Annual Report on Form 10-K
                            for year ended December 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.42           -- First Amendment to Contract of Sale, dated July 25, 1997, between Registrant and Thousand Trails, Inc.
                            (incorporated by reference to Exhibit 10.42 to
                            Registrant's Annual Report on Form 10-K for year ended
                            December 31, 1997).
        +10.43           -- Master Club Agreement, dated November 13, 1997, between
                            Master Club and Fox River Resort Club (incorporated by
                            reference to Exhibit 10.43 to Registrant's Annual Report
                            on Form 10-K for year ended December 31, 1997).
        +21.1            -- Subsidiaries of Silverleaf Resorts, Inc.
        +27.1            -- Financial Data Schedule.

---------------

*    To be filed by amendment.

+    Filed herewith