Form 10-K/A
period 1997-12-31
SILVERLEAF RESORTS INC
filed 1998-04-03
CIK 1033032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]
                             ---------------------


     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on April 2, 1998 as reported on the New York Stock Exchange was approximately $87,674,437. At April 2, 1998, there were 11,311,517 shares of the Registrant's Common Stock outstanding.


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

================================================================================

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW


     Silverleaf Resorts, Inc. ("Silverleaf" or the "Company") is a leading developer, marketer, and operator of "drive-to" timeshare resorts. Silverleaf currently owns and operates eight "Drive-to resorts" in Texas, Missouri, Illinois and Massachusetts (the "Drive-to Resorts"). Silverleaf also owns two "destination resorts" in Missouri (the "Destination Resorts"), and has recently acquired sites in Las Vegas, Nevada and Galveston, Texas, for development as two new destination resorts (the "New Resorts"). The Drive-to Resorts are designed to appeal to value conscious vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located proximate to major metropolitan areas (currently Dallas-Ft. Worth, Houston, San Antonio-Austin, St. Louis, Chicago, Boston and the greater New York City area). Silverleaf locates its Drive-to Resorts near principal market areas to facilitate more frequent "short stay" getaways, which it believes is a growing vacation trend. Silverleaf's Destination Resorts, which are located in the popular resort area of Branson, Missouri, offer Silverleaf customers the opportunity to upgrade into a higher quality resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the "Existing Resorts") are in rustic areas and provide a quiet, relaxing vacation environment. The New Resorts are in popular destination resort areas which are accessible to Silverleaf's customers and complement Silverleaf's strategy of offering its existing customers attractive upgrade opportunities. Silverleaf believes its resorts offer its customers an economical alternative to commercial vacation lodging. The average price for an annual one-week Vacation Interval for a two-bedroom unit at the Existing Resorts was $7,834 for 1997 and $6,922 for 1996, which compares favorably to an industry average price of $10,790 for 1996.


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


     Each Existing Resort has a timeshare owners' association (a "Club") which has contracted with a centralized organization (referred to as the "Master Club") to manage the Existing Resorts on a collective basis. The Master Club, in turn, has contracted with the Company to perform the supervisory, management and maintenance functions at the Existing Resorts on a collective basis. All costs of operating the Existing Resorts, including management fees to the Company, are covered by monthly dues paid by Silverleaf Owners to their respective Clubs, together with income generated by the operation of certain amenities at the Existing Resorts. The new resort in Galveston will have its own Club which will contract with the Master Club; however, the New Resort in Las Vegas will be operated independently of the Master Club.


RECENT DEVELOPMENTS


     In June 1997, Silverleaf completed an initial public offering (the "IPO") of 3,600,000 primary shares of its Common Stock. Since the IPO, Silverleaf has taken actions which it believes will enhance its growth and competitive position within the U.S. timeshare industry. These actions are summarized below and discussed elsewhere in this report on Form 10-K.


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


     - ENHANCED CREDIT FACILITIES. Silverleaf has improved its borrowing capacity by increasing its revolving credit facilities from $80.0 million to $115.0 million and by acquiring a construction line of credit in the amount of $15.0 million. Additionally, Silverleaf has been able to negotiate lower interest rates and extensions of maturity of certain loan facilities.



     - INVESTMENTS IN OPERATING AND TELEMARKETING SYSTEMS. Silverleaf has invested approximately $2.1 million in a new automated dialer, telephone system, and central marketing facility to improve Silverleaf's operating and telemarketing systems.


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


     - PROPOSED ACQUISITION OF MANAGEMENT RIGHTS. In January 1998, the Company entered into an agreement with Crown Resort Company, LLC ("Crown") to acquire management rights to eight timeshare resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $3.8 million. At December 31, 1997, these eight resorts had approximately 21,500 timeshare owners. As part of this agreement, Silverleaf will also receive approximately 1,800 unsold Vacation Intervals and certain equipment at the eight resorts. This proposed acquisition is subject to completion of customary due diligence investigations and there is no assurance that it will be consummated.


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

GROWTH STRATEGY

     Silverleaf intends to grow through the following strategies:


     INCREASING DEVELOPMENT AND SALES OF VACATION INTERVALS. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Resorts and the New Resorts by increasing marketing, sales and development activities. At December 31, 1997, Silverleaf owned approximately 930 acres of land that were available for further development of timeshare units and amenities under Silverleaf's master plan. Such plan projects development of 3,347 additional units (including 120 units presently under construction), which would result in 172,884 additional Vacation Intervals. Since the IPO, Silverleaf has enhanced its marketing efforts, including increased telemarketing capacity arising from investments in computer and automated dialing technology, increased its sales force, enhanced its lead generation methods, completed the construction of new sales offices and other amenities, and commenced the development of new lodging facilities. Furthermore, Silverleaf continues to emphasize its Endless Escape program designed to accommodate shorter, "getaway" vacations and has broadened its product offerings to include biennial (alternate year) intervals and short-term leasing packages ("Samplers") which are designed to accommodate more cost-conscious customers.


     INCREASING SALES OF UPGRADED INTERVALS. Silverleaf believes it can continue to improve operating margins by increasing sales of upgraded Vacation Intervals to existing Silverleaf Owners since these sales have significantly lower sales and marketing costs. Upgrades by a Silverleaf Owner include the purchase of (i) an interval in a newly designed and constructed standard unit; (ii) an interval in a larger or higher quality unit; (iii) an interval during a more desirable time period; (iv) an interval at a different Drive-to Resort; or (v) an interval at a Destination Resort. Silverleaf has designed specific marketing and sales programs to sell upgraded

Vacation Intervals to Silverleaf Owners. Silverleaf continues to construct higher quality, larger units for sale as upgraded intervals, as well as developing sites at Las Vegas and Galveston as new upgrade locations. For example, at Ozark Mountain Resort in Branson, Missouri, luxury "President's View" units are offered for sale at prices ranging from $8,000 to $17,500 per Vacation Interval. Intervals exchanged for upgraded intervals are added back to inventory at historical cost, for resale at the current offering price. Sales of upgrades increased to $16.9 million in 1997, from $7.9 million in 1996 (upgrade sales represented 24.6% of Silverleaf's Vacation Interval sales in 1997 as compared to 17.1% for 1996). Silverleaf incurs additional sales commissions upon the resale of Vacation Intervals reconveyed to Silverleaf by purchasers of upgraded intervals, and such sales absorb their proportionate share of marketing costs to the extent they displace the sale of another interval, although they do not directly result in incremental marketing costs.


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


     SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 1997, Silverleaf had an inventory of 10,931 Vacation Intervals, and a master plan to construct new units which will result in up to 143,920 additional Vacation Intervals at the Existing Resorts and 28,964 Vacation Intervals at the New Resorts. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Resorts and New Resorts and the availability of financing, grant of governmental permits, and future land-planning and site-layout considerations.


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

  EXISTING RESORTS

                                                                                                          VACATION
                                                                     VACATION INTERVALS                   INTERVALS
                                           UNITS AT RESORTS              AT RESORTS                        SOLD(A)
                                       ------------------------   ------------------------                ---------
                          PRIMARY      INVENTORY                  INVENTORY                     DATE                   IN
                          MARKET          AT         PLANNED         AT         PLANNED         SALES      THROUGH    1997
   RESORT/LOCATION        SERVED       12/31/97    EXPANSION(b)   12/31/97     EXPANSION      COMMENCED   12/31/97    ONLY
   ---------------     -------------   ---------   ------------   ---------   ------------    ---------   ---------   -----
DRIVE-TO RESORTS
Holly Lake             Dallas-            130           108         1,129         5,400(d)      1982        5,371       539
  Hawkins, TX          Ft. Worth, TX
The Villages           Dallas-            240           352         2,440        18,304(e)      1980       10,040     1,679
  Flint, TX            Ft. Worth, TX
Lake O' The Woods      Dallas-             64            16           412           800(d)      1987        2,788       332
  Flint, TX            Ft. Worth, TX
Piney Shores           Houston, TX        132           268         2,516        13,936(e)      1988        4,348     1,359
  Conroe, TX
Hill Country           Austin-San         153(g)        254         1,887        12,700(d)      1984        5,763     1,391
  Canyon Lake, TX      Antonio, TX
Timber Creek           St. Louis,          --           600(h)         --        31,200(e)(h)   1997           32        32
  DeSoto, MO           MO
Fox River              Chicago, IL         --           492(h)         --        25,584(e)(h)   1997           49        49
  Sheridan, IL
Oak N' Spruce          Boston, MA         132           420         1,629        21,840(e)(h)   1998           --        --
  South Lee, MA        New York,
                       NY(i)
DESTINATION RESORTS
Ozark Mountain         Branson,           124            78           783         4,056(e)      1982        5,441       994
  Kimberling City, MO  MO
Holiday Hills          Branson,            24           202           135        10,100(d)      1984        1,065       217
  Branson, MO          MO
                                          ---         -----        ------       -------                    ------     -----
        Total                             999         2,790        10,931       143,920                    34,897     6,592
                                          ===         =====        ======       =======                    ======     =====


                       AVERAGE
                        SALES
                        PRICE     AMENITIES/
   RESORT/LOCATION     IN 1997   ACTIVITIES(c)
   ---------------     -------   -------------
DRIVE-TO RESORTS
Holly Lake             $7,062    B,F,G,H,
  Hawkins, TX                    M,S,T
The Villages            7,640    B,F,H,
  Flint, TX                      M,S,T
Lake O' The Woods       6,743    F,M,S,T(f)
  Flint, TX
Piney Shores            8,518    B,F,H,
  Conroe, TX                     M,S,T
Hill Country            8,552    B,M,S,T(f)
  Canyon Lake, TX
Timber Creek            5,599    B,F,G,M,S,T
  DeSoto, MO
Fox River               5,465    G,M,S,T
  Sheridan, IL
Oak N' Spruce              --    F,G,S,T
  South Lee, MA

DESTINATION RESORTS
Ozark Mountain          7,282    B,F,H,
  Kimberling City, MO            M,S,T
Holiday Hills           8,046    G,M,S,T(f)
  Branson, MO
                       ------
        Total          $7,854
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


          Some of the 30 "Shell Complete" units are currently devoted to such uses as a general store, registration office, sales office, activity center, construction office, or pro shop. The Company anticipates that these units will continue to be used for such purposes during 1998.


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


(l) The Company has commenced the timeshare permit application process, but has not yet received a permit. The Company has not commenced the land use permit process.


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


     The Company is planning to change the Endless Escape program for customers who purchase a Vacation Interval after approximately June 1998. Customers who purchase a Vacation Interval at a Drive-to Resort after such date will not be able to use the Endless Escape program at the Company's Destination Resorts, including the New Resorts in Galveston and Las Vegas. However, customers who are or become Silverleaf Owners before such date will be able to use the Endless Escape program at all Destination Resorts, except the Galveston and Las Vegas resorts. Silverleaf Owners who purchase a Vacation Interval at any Destination Resort after such date will be able to use the Endless Escape program at any of Silverleaf's resorts, including the New Resorts at Galveston and Las Vegas.


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


     At December 31, 1997, the Villages contained 12,480 total Vacation Intervals, of which 2,440 remained available for sale. The Company plans to build 352 additional units at the Villages, which would yield an additional 18,304 Vacation Intervals available for sale. At December 31, 1997, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 412 remained available for sale. The Company plans to build 16 additional units at Lake O' The Woods, which would yield 800 additional Vacation Intervals available for sale. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $5,500 to $14,500 for one-week stays (and start at $3,500 for biennial intervals). During 1997, 1,679 Vacation Intervals were sold at The Villages and 332 Vacation Intervals were sold at Lake O' The Woods.


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

     At December 31, 1997, the resort contained 6,864 Vacation Intervals, of which 2,516 remained available for sale. The Company intends to build 268 additional units, which would yield an additional 13,936 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $14,500 for one-week stays (and start at $3,500 for biennial intervals). During 1997, 1,359 Vacation Intervals were sold.


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


     At December 31, 1997, the resort contained 7,650 Vacation Intervals, of which 1,887 remained available for sale. The Company plans to build 254 additional units, which collectively would yield 12,700 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,000 to $14,500 for one-week stays (and start at $3,500 for biennial alternate year intervals). During 1997, 1,391 Vacation Intervals were sold.


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


     At December 31, 1997, the resort contained 6,224 Vacation Intervals, of which 783 remained available for sale. The Company plans to build 78 additional units which would yield an additional 4,056 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $14,500 for one-week stays, while one-week "President's View" intervals are priced at $8,000 to $17,500 depending on the value rating of the interval. During 1997, 994 Vacation Intervals were sold.


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


     The Company's credit experience is such that in 1997 it allocated 15.3% of the purchase price of Vacation Intervals to its provision for uncollectable notes. In addition, in 1997 the Company decreased sales by $2.8 million for customer returns and increased operating, general and administrative expenses by $1.2 million for customer releases. See Note 2 of Notes to Consolidated Financial Statements. If a buyer of a Vacation

Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are generally not recovered; and such costs (approximately 40% of sales price) must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, Illinois, Texas, and certain other states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.



     Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1997, the Company had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $107.5 million, was contingently liable with respect to approximately $7.4 million principal amount of customer notes sold with recourse and had an allowance for uncollectible notes of approximately $12.6 million and an allowance for future customer returns of approximately $2.8 million. See Note 4 of Notes to Consolidated Financial Statements.


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


     At December 31, 1997, the Master Club had 398 full-time employees and is solely responsible for their salaries. The Master Club is also responsible for the direct expenses of operating the Existing Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Master Club provides payroll, administrative and other services that directly benefit the Company, the Company reimburses the Master Club for such services.


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


     OTHER PROPERTY. The Company owns an undeveloped five-acre tract of land in Pass Christian, Mississippi, which has been listed with a broker for sale. The Company had planned to develop this property as a Destination Resort. However, in a recent survey, the Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, the Company acquired the parcels in Galveston, Texas, which will supplant development of the Pass Christian property. At December 31, 1997, the Company also owned 18 lots at Holiday Hills Resort and 404 lots at The Villages. At December 31, 1997, the Company also owned eight condominium units which are in the process of being sold. See Note 12 of Notes to Consolidated Financial Statements. Additionally, the Company owns approximately 45 acres in Mississippi, and the Company is entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.


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

POSSIBLE ACQUISITION OF MANAGEMENT RIGHTS TO CROWN RESORTS


     In January 1998, the Company entered into an agreement with Crown to acquire management rights to eight timeshare resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $3.8 million. Under the agreement, the Company will receive all existing equipment and furniture and fixtures in place for the management and operation of these eight resorts which is not owned by the resort homeowners' associations. The Company will also receive approximately 1,800 unsold Vacation Intervals. At December 31, 1997, the eight resorts had approximately 21,500 Vacation Interval owners. These resorts, if acquired, will not be operated under Silverleaf's name and will not be managed by the Master Club, and their interval owners will not participate in the Endless Escape program. Silverleaf would receive management fees from the homeowners' associations of these eight resorts in exchange for maintenance and cleaning of the units, management of the resorts' reservation systems, and operation of a proposed Crown

Resorts exchange program. This acquisition would also provide an opportunity to market and sell Vacation Intervals at the Existing Resorts and the New Resorts as upgrades to interval owners of Crown Resorts. This acquisition is currently in the due diligence stage, and there is no assurance that it will be consummated.

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


     - The Lake Tansi Village Resort is located in Cumberland County, Tennessee, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. There are approximately 275 unsold Vacation Intervals at this resort.


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

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS


     INTERNAL EXCHANGES. Each purchaser of a Vacation Interval from the Company has certain exchange privileges which entitle such purchaser to: (i) exchange his interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; and (ii) exchange his interval for the same interval of equal or lower rating at any other Existing Resort. These intra-company exchange rights require an exchange fee, which is currently $50, and are conditioned upon availability of the desired interval or resort.

Owners of Vacation Intervals at the Drive-to resorts will not have exchange rights to the New Resorts in Galveston and Las Vegas.


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


     UTILITY REGULATION. The Company owns its own water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The TNRCC is the primary state umbrella agency regulating utilities at the resorts in Texas, and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional and local environmental, health and other agencies also regulate various aspects of the provision of water and waste-water treatment services. Currently, the Holly Lake Resort's water supply facilities do not comply with certain Texas rules regarding minimum water capacity. Accordingly, the Company plans to build an additional water storage facility at Holly Lake, with construction expected to begin in the third quarter of 1998.



     OTHER REGULATION. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management of the Company believes that its facilities (other than the Oak N' Spruce Resort which has not yet been reviewed for ADA compliance) are substantially in compliance with present requirements of such laws, the Company will incur additional costs of compliance. Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.


EMPLOYEES


     At December 31, 1997, the Company employed 1,559 persons. The Company believes employee relations are good. None of the employees are represented by a labor union.


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

DESCRIPTION OF CERTAIN INDEBTEDNESS


     EXISTING INDEBTEDNESS. The Company has revolving credit agreements with three lenders providing for loans up to an aggregate of $115.0 million, which the Company uses to finance the sale of Vacation Intervals and for working capital needs. Additionally, the Company has a revolving credit agreement with one of its lenders providing for loans up to $15.0 million to finance construction which facility was not utilized in 1997. The Company has a $10.0 million non-revolving line of credit which has been used to finance development of units at the Fox River and Timber Creek resorts and the acquisition of the Oak N' Spruce Resort, the two Galveston sites, and the Las Vegas site, and which becomes due upon the closing of the Equity Offering. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation." The Company also has a $12.0 million revolving loan agreement due May 2003 which had a balance due at December 31, 1997 of approximately $4.1 million. The other foregoing loans mature between December 1999 and October 2005, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Resorts and New Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 70% of the unpaid balance of certain eligible customer notes receivable.



     The Company's credit facilities contain restrictive and financial covenants, including covenants relating to (i) the maintenance of a minimum net worth ranging up to $67 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1 and a senior debt to equity ratio of not greater than 2.0 to 1, (ii) restrictions on liens against and dispositions of collateral, (iii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iv) restrictions on changes in control and management of the Company, (v) restrictions on sales of substantially all of the assets of the Company, and (vi) restrictions on mergers, consolidations or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation or reorganization of the Company, or other changes of control of the ownership of the Company would constitute an event of default and permit the lenders to accelerate the maturity thereof. The credit facilities also include customary events of default, including, without limitation, (i) failure to pay principal, interest or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

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
$10 million revolving construction loan due October 2000
  with drawings permitted until April 30, 1999 at a variable rate of LIBOR plus 3.5%, secured by land, construction in
  process and customer notes receivable.....................           0(a)
$10 million non-revolving line of credit due January 2000
  with drawings permitted until December 1998 at a variable
  rate of LIBOR plus 3%, secured by land, improvements, and
  equipment of various Existing Resorts and New Resorts.....       4,070(b)
Various notes, due from January 1998 through October 2002,
  collateralized by various assets with interest rates
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
                                                                 =======


---------------


(a) In March 1998, the borrowing capacity under this facility was increased to $15.0 million.



(b) A non-binding letter of intent has been executed to increase the borrowing capacity to $15.0 million and to convert the facility to a revolving loan.


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


     The foregoing summary of certain provisions of the credit facilities is subject to and qualified in its entirety by reference to the terms of the credit facilities, copies of which are filed as exhibits (or incorporated by reference) to this report on Form 10-K.

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

                    DOLLAR VOLUME OF VACATION INTERVAL SALES
                                 (IN BILLIONS)

                                  [BAR GRAPH]

                       NUMBER OF VACATION INTERVAL OWNERS
                                 (IN MILLIONS)

                                  [BAR GRAPH]

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


     The Company's credit experience is such that in 1997 it allocated 15.3% of the purchase price of Vacation Intervals to its provision for uncollectible notes. In addition, in 1997 the Company decreased sales by $2.8 million for customer returns and increased operating, general and administrative expenses by $1.2 million for customer releases. See Note 2 of Notes to Consolidated Financial Statements. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are generally not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, Texas, Illinois, and certain other states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.


     Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1997, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $104.4 mil-lion, was contingently liable with respect to approximately $7.4 million principal amount of customer notes sold with recourse and had an allowance for uncollectible notes of approximately $12.6 million and an allowance for future customer returns of approximately $2.8 million. There can be no assurance that such allowances are adequate. See Note 4 of Notes to Consolidated Financial Statements.


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


     EXPANSION INTO NEW GEOGRAPHIC AREAS. Prior to August 1997, all of the Company's operating resorts and substantially all of its customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has acquired the Fox River Resort in Illinois, the Timber Creek Resort near St. Louis, Missouri, the Oak N' Spruce Resort in Massachusetts, undeveloped beachfront property in Galveston, Texas, and an undeveloped parcel in Las Vegas, Nevada. The recent expansion into new geographic areas, particularly Illinois, Massachusetts, and Nevada, poses new risks because the Company does not possess the same level of familiarity with and experience in these markets as it possesses with respect to its historical markets in Missouri and Texas, which could adversely affect the Company's ability to develop and operate timeshare resorts and sell Vacation Intervals in these new markets. Such expansion also requires the Company to comply with the laws and regulations of additional jurisdictions, including Illinois, Massachusetts, Nevada, New York, New Jersey, and Connecticut, where the Company currently markets or will market its Vacation Intervals. Additionally, the Company is subject to and will become subject to zoning and land use laws of additional municipalities in Texas, Illinois, Massachusetts, and Nevada. There is no assurance the Company can comply with all of these requirements economically or at all. The New Resorts will also require new architectural plans and construction techniques with which the Company is less familiar. For example, Silverleaf will utilize five-story and nine-story, high density buildings for the proposed resort in Las Vegas, Nevada, whereas the Company has historically utilized low-rise, lower density building structures. The Oak N' Spruce Resort in Massachusetts and the Fox River Resort in Illinois are subject to a longer and harsher winter climate than the resorts in Missouri and Texas. Accordingly, construction costs at these new resorts may be higher and the construction cycle may be longer. Expansion of the Company's sales and marketing activities to Illinois, Massachusetts, Nevada, New Jersey, New York, and Connecticut is expected to result in higher marketing expenses to gain entrance to these new markets. Cultural differences between customers in these new markets and the Company's historical markets may result in additional marketing costs or lower sales. All of the above risks associated with the Company's entrance into the new geographic areas could have a material adverse effect on the Company's results of operations, liquidity, and financial position.


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

however, there can be no assurance that Silverleaf's land use plan will withstand this challenge. Furthermore, the litigation may delay development of this property. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where the Company's projects are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Resorts and New Resorts or the development of other resorts.


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


     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a large extent upon the experience and abilities of Robert E. Mead, Sharon K. Brayfield, and David T. O'Connor, the Company's Chief Executive Officer, President, and Executive Vice President -- Sales, respectively. The loss of the services of any one of these key individuals could have a material adverse effect on the Company's results of operations, liquidity or financial position. The Company's success is also dependent upon its ability to attract and retain qualified acquisition, development, marketing, management, administrative and sales personnel. The ability to attract such personnel will become particularly important as the Company grows and develops additional resorts, and there can be no assurance that the Company will be successful in attracting and/or retaining such personnel.



     COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS. A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although the Company believes the Existing Resorts (other than the Oak N' Spruce Resort which has not yet been reviewed for ADA compliance) are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, the Company will incur additional costs of complying with such laws. Additional federal, state and local legislation may impose further burdens or restrictions on the Company, the Clubs, or the Master Club at the Existing Resorts, the New Resorts, or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company's results of operations, liquidity, and financial position, such costs could be substantial.


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


     The Holly Lake Resort's water supply facilities do not comply with certain state rules regarding minimum water capacity; accordingly, the Company plans to build an additional water storage facility at Holly Lake, with construction to begin in the third quarter of 1998.


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


     NATURAL DISASTERS; UNINSURED LOSS. There are certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable and for which neither the Company, the Clubs, nor the Master Club has insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damage at its expense or lose its capital invested in a resort, as well as the anticipated future revenues from such resort; moreover, the Company would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operations, liquidity, and financial position.


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


                                                                HIGH        LOW
                                                                ----        ---
Year Ended December 31, 1997:
Second Quarter (Commencing June 6, 1997)....................    $19         $14 5/8
Third Quarter...............................................     24 3/16     15
Fourth Quarter..............................................     26 1/4      20 3/4
Year Ended December 31, 1998:
First Quarter...............................................    $29 1/8     $24 3/8



     On March 31, 1998, there were approximately 11 holders of record of the Company's Common Stock and the estimated number of beneficial stockholders was 750.


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


                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                       ---------   ---------   ---------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales............................  $  18,627   $  24,551   $  34,091   $  45,907   $  68,682
  Interest income....................................      1,029       1,633       3,968       6,297       9,149
  Interest income from affiliates....................         70         252         393         377         247
  Management fee income..............................      3,613       2,394       2,478       2,187       2,331
  Lease income.......................................        512       1,137       1,310       1,717       1,415
  Other income.......................................      1,964       1,932       1,832       1,440       3,234
                                                       ---------   ---------   ---------   ---------   ---------
    Total revenues...................................     25,815      31,899      44,072      57,925      85,058
                                                       ---------   ---------   ---------   ---------   ---------
Costs and Operating Expenses:
  Cost of Vacation Interval sales....................      2,094       2,648       3,280       2,805       6,600
  Sales and marketing................................     10,219      12,929      17,850      21,839      30,559
  Provision for uncollectible notes..................      1,877       4,205       6,632       8,733      10,524
  Operating, general and administrative..............      6,501       5,853       8,780      10,116      12,230
  Depreciation and amortization......................        477         590         863       1,264       1,497
  Interest expense...................................      1,426       1,642       3,609       4,759       4,664
                                                       ---------   ---------   ---------   ---------   ---------
    Total costs and operating expenses...............     22,594      27,867      41,014      49,516      66,074
                                                       ---------   ---------   ---------   ---------   ---------
Income from continuing operations before income
  taxes..............................................      3,221       4,032       3,058       8,409      18,984
Income tax expense...................................      1,376       1,677       1,512       3,140       7,024
                                                       ---------   ---------   ---------   ---------   ---------
Income from continuing operations....................      1,845       2,355       1,546       5,269      11,960
Income (loss) on discontinued operations.............       (286)        568      (1,484)       (295)         --
                                                       ---------   ---------   ---------   ---------   ---------
Net income...........................................  $   1,559   $   2,923   $      62   $   4,974   $  11,960
                                                       =========   =========   =========   =========   =========
Income per share from continuing operations -- Basic
  and Diluted(a).....................................  $    0.24   $    0.31   $    0.20   $    0.68   $    1.22
                                                       =========   =========   =========   =========   =========
Net income per share -- Basic and Diluted(a).........  $    0.21   $    0.39   $    0.01   $    0.64   $    1.22
                                                       =========   =========   =========   =========   =========
Weighted average number of shares
  outstanding -- Basic(b)............................  7,588,952   7,588,952   7,590,295   7,711,517   9,767,407
                                                       =========   =========   =========   =========   =========
Weighted average number of shares outstanding --
  Diluted(b).........................................  7,588,952   7,588,952   7,590,295   7,711,517   9,816,819
                                                       =========   =========   =========   =========   =========

                                                                             DECEMBER 31,
                                                       ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                       ---------   ---------   ---------   ---------   ---------
                                                                        (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA(c)..........................................  $   5,124   $   6,264   $   7,530   $  14,432   $  25,145
OTHER OPERATING DATA:
  Number of Existing Resorts at period end...........          7           7           7           7          10
  Number of Vacation Intervals sold (excluding
    upgrades)(d).....................................      2,386       3,423       4,464       5,634       6,592
  Number of upgraded Vacation Intervals sold.........      1,378       1,290       1,921       1,914       3,908
  Number of Vacation Intervals in inventory..........      5,615       5,943       6,580       6,746      10,931
  Average price of Vacation Intervals sold (excluding
    upgrades)(d)(e)..................................  $   5,599   $   5,821   $   5,965   $   6,751   $   7,854
  Average price of upgraded Vacation Intervals sold
    (net of exchanged interval)......................  $   3,822   $   3,585   $   3,885   $   4,113   $   4,326


                                                                          DECEMBER 31,
                                                        ------------------------------------------------
                                                         1993      1994      1995      1996       1997
                                                        -------   -------   -------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........................  $   197   $   929   $ 3,712   $   973   $  4,970
  Amounts due from affiliates.........................    2,391     4,559     4,342     6,237      1,389
  Total assets........................................   25,301    39,463    62,687    90,852    156,401
  Amounts due to affiliates...........................    8,704    14,613    14,263    14,765         --
  Notes payable and capital lease obligations.........    2,741     6,061    23,363    41,986     48,871
  Total liabilities...................................   18,063    29,347    46,999    70,190     72,636
  Shareholders' equity................................    7,238    10,116    15,688    20,662     83,765

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


     The Company recognizes Vacation Interval sales revenues on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. If a customer fails to make the first installment payment, the Company reverses the sale and normally retains any payments received. During 1997, approximately 2% of the Company's customers failed to make the first installment payment. For further information concerning accounting for Vacation Interval sales and accounting policies generally, see
Note 2 of Notes to Consolidated Financial Statements.


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

     Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure); (ii) trade-in associated with the purchase of an upgraded Vacation Interval; or (iii) the Company's ongoing program to reacquire Vacation Intervals owned but not actively used by Silverleaf Vacation Interval Owners ("Silverleaf Owners"). Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals which have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory obtained through the Consolidation Transactions and acquired through the Company's program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. New inventory added through the Company's construction and acquisition programs has a higher average cost than the Company's inventory in prior years. Accordingly, cost of goods sold has increased and will continue to increase as sales of new inventory increase.


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


     Lease income, which relates to the Company's Sampler program, decreased to $1.4 million for 1997 compared to $1.7 million for 1996. The decrease resulted from the Company's marketing of biennial intervals as an alternative to the Sampler program.



     Other income increased 124.6% to $3.2 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. This increase was due primarily to usage fees from the Company's newly remodeled golf course at Holiday Hills and higher water and sewer income due to the addition of two new utility operations. Additionally, the Company recovered $219,000 from a lawsuit.


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


     Net cash provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was $18.7 million, $14.9 million and $46.9 million, respectively. During 1997, compared to 1996, the $32.0 million increase in cash flow provided by financing activities was due to net proceeds from the IPO of $51.1 million and increased borrowings, substantially offset by repayment of $45.7 million of debt from the IPO proceeds. The Company's revolving credit facilities provide for loans of up to $130.0 million. At December 31, 1997, approximately $44.4 million of principal and interest related to advances under the credit facilities was outstanding. Of this amount, $0, $1.5 million, $4.1 million, $0, $12.6 million, and $26.2 million, matures in 1998, 1999, 2000, 2001, 2002, and subsequent years, respectively. For the year ended December 31, 1997, the weighted average cost of funds for these borrowings was 10.1%. Customer defaults have significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes. See Note 7 of Notes to Consolidated Financial Statements.



     For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment, or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In February 1998, the Internal Revenue Service proposed an AMT accounting adjustment effective as of January 1, 1997. The Company plans to file a request with the Internal Revenue Service to make the proposed ruling effective January 1, 1998, but the Internal Revenue Service may refuse to change the effective date of the ruling. If the Internal Revenue Service refuses to change the effective date, estimated taxes of $1.5 million, which are included as current liabilities on the Company's December 31, 1997 balance sheet, plus interest and any applicable penalties, will be payable in 1998, and the Company's alternative minimum taxable income for 1998 through 2000 will be increased each year by an estimated amount of approximately $9.6 million per year for the pre-1997 adjustment, which will result in the Company paying substantial additional federal and state taxes in those years. If the Internal Revenue Service agrees to change the effective date, then the preceding effects of the accounting method change will be delayed by one year. See Note 6 of Notes to Consolidated Financial Statements. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2012. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors. See Note 6 of Notes to Consolidated Financial Statements.

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


     If only the Equity Offering is consummated, the Company estimates its indebtedness will be approximately $25.4 million, and it will have substantial available borrowing capacity under its revolving credit facilities. If neither the Equity Offering nor the Note Offering is consummated, the Company will be dependent upon existing credit facilities and internally generated sources of cash to finance its operations and budgeted capital expenditures. Any failure by the Company to renew existing credit facilities, obtain adequate financing under new facilities, or raise needed capital through other debt or equity offerings, could have a material adverse effect on the Company's financial position, results of operation or liquidity, and could significantly reduce the Company's plans to acquire new properties, develop the New Resorts, and expand the Existing Resorts.


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


     DAVID T. O'CONNOR, age 56, has over 20 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 14 years. Mr. O'Connor has served as the Company's Executive Vice
President -- Sales for the past two years and as Vice President -- Sales since 1991. In such capacities he directed all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures. For the five year period ended May 12, 1997, Mr. O'Connor was an employee of Recreational Consultants, Inc., which was an independent contractor of the Company. See "Certain Relationships and Related Transactions".


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Charter of Silverleaf Resorts, Inc. (incorporated by
                            reference to Exhibit 3.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          *3.2           -- Bylaws of Silverleaf Resorts, Inc.
           4.1           -- Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit
                            10.1 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.1         -- Employment Agreement between Registrant and Robert E.
                            Mead (incorporated by reference to Exhibit 10.2.1 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.2         -- Employment Agreement between Registrant and David T.
                            O'Connor (incorporated by reference to Exhibit 10.2.2 to
                            Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.2.3         -- Employment Agreement between Registrant and Sharon K.
                            Brayfield (incorporated by reference to Exhibit 10.2.3 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.4         -- Employment Agreement between Registrant and Thomas Franks
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.2.5         -- Memorandum Agreement, dated August 21, 1997, between
                            Registrant and Thomas C. Franks (incorporated by
                            reference to Exhibit 10.7 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         *10.2.6         -- Employment Agreement, dated January 16, 1998, between
                            Registrant and Allen L. Hudson.
         *10.2.7         -- Employment Agreement, dated January 20, 1998, between
                            Registrant and Jim Oestreich.
          10.3           -- 1997 Stock Option Plan of Registrant (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.3.1         -- Nonqualified Stock Option Agreement (David T. O'Connor)
                            (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.2         -- Incentive Stock Option Agreement (Joe W. Conner)
                            (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.3         -- Incentive Stock Option Agreement (Larry H. Fritz)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.4         -- Non-Qualified Stock Option Agreement (Thomas Franks)
                            (incorporated by reference to Exhibit 10.8 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.5         -- Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.6         -- Non-Qualified Stock Option Agreement (James B. Francis,
                            Jr.) (incorporated by reference to Exhibit 10.10 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.7         -- Non-Qualified Stock Option Agreement (Michael A. Jenkins)
                            (incorporated by reference to Exhibit 10.11 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         *10.3.8         -- Non-Qualified Stock Option Agreement, dated January 21,
                            1998, between Registrant and Joe W. Conner.
         *10.3.9         -- Non-Qualified Stock Option Agreement, dated January 20,
                            1998, between Registrant and Jim Oestreich.
          10.4           -- Master Club Agreement between the Master Club and the
                            resort clubs named therein (incorporated by reference to
                            Exhibit 10.4 to Registrant's Registration Statement on
                            Form S-1, File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.5           -- Management Agreement between Registrant and the Master
                            Club (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.6           -- Revolving Loan and Security Agreement, dated October
                            1996, by CS First Boston Mortgage Capital Corp.
                            ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.7           -- Amendment No. 1 to Revolving Loan and Security Agreement,
                            dated November 8, 1996, between CSFBMCC and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.7 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.8           -- Loan and Security Agreement among Textron Financial
                            Corporation ("Textron"), Ascension Resorts, Ltd. and
                            Ascension Capital Corporation, dated August 15, 1995
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.9           -- First Amendment to Loan and Security Agreement, dated
                            December 28, 1995, between Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.10 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.10          -- Second Amendment to Loan and Security Agreement, dated
                            October 31, 1996, executed by Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.11 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.11          -- Restated and Amended Loan and Security Agreement, dated
                            December 27, 1995, between Heller Financial, Inc.
                            ("Heller") and Ascension Resorts, Ltd. (incorporated by
                            reference to Exhibit 10.12 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.12          -- Loan and Security Agreement, dated December 27, 1995,
                            executed by Ascension Resorts, Ltd. and Heller
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.13          -- Amendment to Restated and Amended Loan and Security
                            Agreement, dated August 15, 1996, between Heller and
                            Silverleaf Vacation Club, Inc. (incorporated by reference
                            to Exhibit 10.14 to Registrant's Registration Statement
                            on Form S-1, File No. 333-24273).
          10.14          -- Loan and Security Agreement, between Greyhound Financial
                            Corporation and Ascension Resorts, Ltd., dated August 12,
                            1994 (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.15          -- Amendment No. 1 to Loan and Security Agreement between
                            Finova Capital Corporation and Ascension Resorts, Ltd.,
                            dated July 24, 1995 (incorporated by reference to Exhibit
                            10.16 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.16          -- Amendment No. 2 to Loan and Security Agreement among
                            Ascension Resorts, Ltd., Ascension Capital Corporation,
                            and Finova Capital Corporation, dated December 13, 1995
                            (incorporated by reference to Exhibit 10.17 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.17          -- Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.18          -- Resort Affiliation and Owners Association Agreement
                            between Resort Condominiums International, Inc.,
                            Ascension Resorts, Ltd., and Hill Country Resort
                            Condoshare Club, dated July 29, 1995 (similar agreements
                            for all other Existing Resorts) (incorporated by
                            reference to Exhibit 10.19 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.19          -- Agreement for Professional Services between Silverleaf
                            Vacation Club, Inc. and Hudson and Company, Inc., dated
                            November 12, 1996 (incorporated by reference to Exhibit
                            10.20 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.20          -- First Amendment to Master Club Agreement, dated March 28,
                            1990, among Master Club, Ozark Mountain Resort Club,
                            Holiday Hills Resort Club, the Holly Lake Club, The
                            Villages Condoshare Association, The Villages Club, Piney
                            Shores Club, and Hill Country Resort Condoshare Club
                            (incorporated by reference to Exhibit 10.22 to Amendment
                            No. 1 dated May 16, 1997 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.21          -- First Amendment to Management Agreement, dated January 1,
                            1993, between Master Endless Escape Club and Ascension
                            Resorts, Ltd. (incorporated by reference to Exhibit 10.23
                            to Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.22          -- Contract of Sale, dated May 2, 1997, between Registrant and third-party (incorporated by reference to Exhibit
                            10.24 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.23          -- Amendment to Loan Documents, dated December 27, 1996,
                            among Silverleaf Vacation Club, Inc., Ascension Resorts,
                            Ltd., and Heller Financial, Inc. (incorporated by
                            reference to Exhibit 10.25 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.24          -- Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.25          -- Contract of Sale between R.J. Novelli, Sr., et al and
                            Registrant (approximately 21.5 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.26          -- Contract of Sale between Harmon/Koval Limited Liability
                            Company and Registrant (2.1 acres, Clark County, Nevada)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.27          -- Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc. and
                            Registrant ($40 million revolving credit facility)
                            (incorporated by reference to Exhibit 10.4 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.28          -- Construction Loan Agreement between Heller Financial Inc.
                            and Registrant ($10 million revolving construction loan
                            facility) (incorporated by reference to Exhibit 10.5 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.29          -- Real Estate Contract of Sale dated September 30, 1997,
                            between Registrant and Robert E. Mead (incorporated by
                            reference to Exhibit 10.12 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
          10.30          -- Master Club Agreement dated September 25, 1997 between
                            Registrant and Timber Creek Resort Club (incorporated by
                            reference to Exhibit 10.13 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         *10.31          -- Loan Agreement, dated December 19, 1997, between Credit
                            Suisse First Boston Mortgage Capital, L.L.C. and
                            Registrant.
         *10.32          -- Amendment to Loan Documents, dated December 22, 1997,
                            between Registrant and Credit Suisse First Boston
                            Mortgage Capital, L.L.C.
         *10.33          -- Second Amendment to Management Agreement, dated December
                            31, 1997, between Master Club and Registrant.
         *10.34          -- Master Club Agreement, dated January 5, 1998, between
                            Master Club and Oak N' Spruce Resort Club.
         *10.35          -- Contract of Sale, dated November 13, 1997, between Oak N'
                            Spruce Management, Inc., Beartown Development, Inc.,
                            Bruce Hagedorn and Doug Richie, and Registrant.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.36          -- Contract of Sale, dated January 12, 1998, between Crown
                            Resort Co. L.L.C., Richard W. Dickson and Robert G.
                            Garner, and Registrant.
         *10.37          -- Contract of Sale, dated February 18, 1998, between
                            Registrant and Michael J. McDermott.
         *10.38          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and Lee R. Roper.
         *10.39          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and J. Phillip Ballard, Jr., and Eagle Greens
                            Ltd.
         *10.40          -- Stock Purchase Agreement, dated January 15, 1998, between
                            Silverleaf Resorts, Inc. and Jim Oestreich.
         *10.41          -- Contract of Sale, dated May 2, 1997, between Registrant and Thousand Trails, Inc.
         *10.42          -- First Amendment to Contract of Sale, dated July 25, 1997, between Registrant and Thousand Trails, Inc.
         *10.43          -- Master Club Agreement, dated November 13, 1997, between
                            Master Club and Fox River Resort Club.
          10.44          -- Amendment to Contract of Sale, dated February 13, 1998, between Crown Resort Co. L.L.C., Richard W. Dickson,
                            Robert G. Garner, and Registrant (incorporated by
                            reference to Registrant's Amendment No. 1 to Form S-1,
                            File No. 333-47423, filed March 16, 1998).
          10.45          -- Letter agreement, dated March 16, 1998, between Heller
                            Financial, Inc. and Registrant (incorporated by reference
                            to Registrant's Amendment No. 2 to Form S-1, File No.
                            333-47423, filed April 1, 1998).
        **12.1           -- Statement Concerning Computation of Ratios of Earnings to
                            Fixed Charges
         *21.1           -- Subsidiaries of Silverleaf Resorts, Inc.
         *27.1           -- Financial Data Schedule.


---------------


* Previously filed with Registrant's Annual Report on Form 10-K for year ended December 31, 1997, filed March 6, 1998.



**   Filed herewith


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on April 3, 1998.


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


                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ROBERT E. MEAD                    Chairman of the Board and Chief  April 3, 1998
-----------------------------------------------------    Executive Officer (Principal
                   Robert E. Mead                        Executive Officer)

               /s/ SHARON K. BRAYFIELD                 Director and President           April 3, 1998
-----------------------------------------------------
                 Sharon K. Brayfield

                  /s/ JOE W. CONNER                    Chief Financial Officer and      April 3, 1998
-----------------------------------------------------    Treasurer (Principal
                    Joe W. Conner                        Financial and Accounting
                                                         Officer)

              /s/ STUART MARSHALL BLOCH                Director                         April 3, 1998
-----------------------------------------------------
                Stuart Marshall Bloch

              /s/ JAMES B. FRANCIS, JR.                Director                         April 3, 1998
-----------------------------------------------------
                James B. Francis, Jr.

               /s/ MICHAEL A. JENKINS                  Director                         April 3, 1998
-----------------------------------------------------
                 Michael A. Jenkins

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

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1996         1997
                                                            ---------   ----------   ----------
REVENUES:
  Vacation Interval sales................................   $  34,091   $   45,907   $   68,682
  Interest income........................................       3,968        6,297        9,149
  Interest income from affiliates........................         393          377          247
  Management fee income..................................       2,478        2,187        2,331
  Lease income...........................................       1,310        1,717        1,415
  Other income...........................................       1,832        1,440        3,234
                                                            ---------   ----------   ----------
          Total revenues.................................      44,072       57,925       85,058
                                                            ---------   ----------   ----------
COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales........................       3,280        2,805        6,600
  Sales and marketing....................................      17,850       21,839       30,559
  Provision for uncollectible notes......................       6,632        8,733       10,524
  Operating, general and administrative..................       8,780       10,116       12,230
  Depreciation and amortization..........................         863        1,264        1,497
  Interest expense to affiliates.........................       1,403          880          422
  Interest expense to unaffiliated entities..............       2,206        3,879        4,242
                                                            ---------   ----------   ----------
          Total costs and operating expenses.............      41,014       49,516       66,074
                                                            ---------   ----------   ----------
Income from continuing operations before income taxes....       3,058        8,409       18,984
Income tax expense.......................................       1,512        3,140        7,024
                                                            ---------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS........................       1,546        5,269       11,960
DISCONTINUED OPERATIONS:
  Income (loss) from operations (less applicable income
     taxes of $0 in 1995 and a benefit of $99 in 1996....      (1,484)        (168)          --
  Loss on disposal including provision for operating
     Losses during the phase out period (plus applicable
     income tax benefit of $74 in 1996)..................          --         (127)          --
                                                            ---------   ----------   ----------
          Total loss from discontinued operations........      (1,484)        (295)          --
                                                            ---------   ----------   ----------
          NET INCOME.....................................   $      62   $    4,974   $   11,960
                                                            =========   ==========   ==========
INCOME PER SHARE FROM CONTINUING OPERATIONS -- Basic and
  Diluted................................................   $    0.20   $     0.68   $     1.22
                                                            =========   ==========   ==========
NET INCOME PER SHARE -- Basic and Diluted................   $    0.01   $     0.64   $     1.22
                                                            =========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- Basic...   7,590,295    7,711,517    9,767,407
                                                            =========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Diluted.................................   7,590,295    7,711,517    9,816,819
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


     Inventory -- Inventory is stated at the lower of cost or market. Cost includes amounts for land, construction materials, direct labor and overhead, taxes and capitalized interest incurred in the construction or through the acquisition by purchase of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management routinely reviews the carrying value of its inventory on an individual project basis to determine that the carrying value does not exceed market.


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
                                                              =======    =======

Prime rate at December 31, 1997, was 8.5%.

Applicable LIBOR rates at December 31, 1997, ranged from 5.72% to 5.81%.


     Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain additional covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $12 million to $67 million; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; (iv) ensure that sales and marketing expenses incurred in connection with marketing the Vacation Intervals do not exceed 50% of the net sales revenue realized from the sale of the Vacation Intervals; and (v) refrain from modifying or terminating certain timeshare documents.


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


     Prior to 1996, the Company sold certain of its notes receivable with recourse to third parties and affiliated parties. The Company has a contingent liability for the notes receivable sold with recourse. The total amount

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES of the contingent liability was equal to the uncollected balance of the notes as of December 31, 1997. The Company's management considers both pledged and sold with recourse notes receivable in the Company's allowance for doubtful notes. (see Note 4)

     The Company has entered into noncancelable operating leases covering office and storage facilities and small equipment which will expire at various dates through 2001. The total rental expense incurred during the years ended December 31, 1995, 1996 and 1997, was $310, $481 and $886, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 1997:

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


     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123 -- "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):


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


     The fair value of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 56.5%, risk-free interest rate of 6.625%, expected life of 7 years and no distribution yield.


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

     The following schedule represents amounts due from affiliates at December 31, 1996 and 1997:


                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
Notes receivable from the principal shareholder, due
  December 31, 1997, bearing interest at rates ranging from
  8.0%-9.0%.................................................    $4,128    $   --
Notes receivable from the other shareholder, which bore
  interest at 8%, such Note being forgiven and included in
  compensation expense during 1996..........................        --        --
Receivables from other affiliated parties...................       169        --
Interest on shareholders notes receivable...................       371        --
                                                                ------    ------
                                                                 4,668        --
Timeshare owners associations and other, net................       436       107
Amount due from Master Club.................................     1,133     1,282
                                                                ------    ------
          Total amounts due from affiliates.................    $6,237    $1,389
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


     Basic and diluted earnings per share from discontinued operations are as follows for the years ended December 31, 1995, 1996 and 1997:


                                                              1995     1996     1997
                                                              -----    -----    ----
Loss per share from discontinued operations.................  $(.19)   $(.04)   $--
                                                              =====    =====    ===


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

     Combined summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):


                                                          1995       1996      1997
                                                         -------     -----     -----
Revenues...............................................  $   433     $ 761     $ 407
                                                         =======     =====     =====
Loss from continuing operations, before income taxes...  $  (285)    $(346)    $(140)
                                                         =======     =====     =====
Net loss from discontinued operations, net of a benefit
  of $257 in 1996......................................  $(1,990)    $(438)    $  --
                                                         =======     =====     =====
Net loss...............................................  $(1,433)    $(656)    $ (88)
                                                         =======     =====     =====


     Combined summarized balance sheet information of the Guarantor Subsidiaries is as follows (in thousands):

                                                               1996       1997
                                                              ------     ------
Land, equipment, inventory and utilities, net...............  $1,288     $1,985
Net assets of discontinued operations.......................   1,589         --
Other assets................................................   1,107        825
                                                              ------     ------
          Total assets......................................  $3,984     $2,810
                                                              ======     ======
Investment by parent (includes equity and amounts due to
  parent)...................................................  $3,633     $2,810
Other liabilities...........................................     351         --
                                                              ------     ------
          Total liabilities and equity......................  $3,984     $2,810
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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Charter of Silverleaf Resorts, Inc. (incorporated by
                            reference to Exhibit 3.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          *3.2           -- Bylaws of Silverleaf Resorts, Inc.
           4.1           -- Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16,
                            1997 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.1           -- Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit
                            10.1 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.1         -- Employment Agreement between Registrant and Robert E.
                            Mead (incorporated by reference to Exhibit 10.2.1 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.2         -- Employment Agreement between Registrant and David T.
                            O'Connor (incorporated by reference to Exhibit 10.2.2 to
                            Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.2.3         -- Employment Agreement between Registrant and Sharon K.
                            Brayfield (incorporated by reference to Exhibit 10.2.3 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.2.4         -- Employment Agreement between Registrant and Thomas Franks
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.2.5         -- Memorandum Agreement, dated August 21, 1997, between
                            Registrant and Thomas C. Franks (incorporated by
                            reference to Exhibit 10.7 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         *10.2.6         -- Employment Agreement, dated January 16, 1998, between
                            Registrant and Allen L. Hudson.
         *10.2.7         -- Employment Agreement, dated January 20, 1998, between
                            Registrant and Jim Oestreich.
          10.3           -- 1997 Stock Option Plan of Registrant (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.3.1         -- Nonqualified Stock Option Agreement (David T. O'Connor)
                            (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.2         -- Incentive Stock Option Agreement (Joe W. Conner)
                            (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.3         -- Incentive Stock Option Agreement (Larry H. Fritz)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended June 30, 1997).
          10.3.4         -- Non-Qualified Stock Option Agreement (Thomas Franks)
                            (incorporated by reference to Exhibit 10.8 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.5         -- Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.3.6         -- Non-Qualified Stock Option Agreement (James B. Francis,
                            Jr.) (incorporated by reference to Exhibit 10.10 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.3.7         -- Non-Qualified Stock Option Agreement (Michael A. Jenkins)
                            (incorporated by reference to Exhibit 10.11 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
         *10.3.8         -- Non-Qualified Stock Option Agreement, dated January 21,
                            1998, between Registrant and Joe W. Conner.
         *10.3.9         -- Non-Qualified Stock Option Agreement, dated January 20,
                            1998, between Registrant and Jim Oestreich.
          10.4           -- Master Club Agreement between the Master Club and the
                            resort clubs named therein (incorporated by reference to
                            Exhibit 10.4 to Registrant's Registration Statement on
                            Form S-1, File No. 333-24273).
          10.5           -- Management Agreement between Registrant and the Master
                            Club (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.6           -- Revolving Loan and Security Agreement, dated October
                            1996, by CS First Boston Mortgage Capital Corp.
                            ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                            (incorporated by reference to Exhibit 10.6 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.7           -- Amendment No. 1 to Revolving Loan and Security Agreement,
                            dated November 8, 1996, between CSFBMCC and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.7 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.8           -- Loan and Security Agreement among Textron Financial
                            Corporation ("Textron"), Ascension Resorts, Ltd. and
                            Ascension Capital Corporation, dated August 15, 1995
                            (incorporated by reference to Exhibit 10.9 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.9           -- First Amendment to Loan and Security Agreement, dated
                            December 28, 1995, between Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.10 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.10          -- Second Amendment to Loan and Security Agreement, dated
                            October 31, 1996, executed by Textron and Silverleaf
                            Vacation Club, Inc. (incorporated by reference to Exhibit
                            10.11 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.11          -- Restated and Amended Loan and Security Agreement, dated
                            December 27, 1995, between Heller Financial, Inc.
                            ("Heller") and Ascension Resorts, Ltd. (incorporated by
                            reference to Exhibit 10.12 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.12          -- Loan and Security Agreement, dated December 27, 1995,
                            executed by Ascension Resorts, Ltd. and Heller
                            (incorporated by reference to Exhibit 10.13 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.13          -- Amendment to Restated and Amended Loan and Security
                            Agreement, dated August 15, 1996, between Heller and
                            Silverleaf Vacation Club, Inc. (incorporated by reference
                            to Exhibit 10.14 to Registrant's Registration Statement
                            on Form S-1, File No. 333-24273).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Loan and Security Agreement, between Greyhound Financial
                            Corporation and Ascension Resorts, Ltd., dated August 12,
                            1994 (incorporated by reference to Exhibit 10.5 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.15          -- Amendment No. 1 to Loan and Security Agreement between
                            Finova Capital Corporation and Ascension Resorts, Ltd.,
                            dated July 24, 1995 (incorporated by reference to Exhibit
                            10.16 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.16          -- Amendment No. 2 to Loan and Security Agreement among
                            Ascension Resorts, Ltd., Ascension Capital Corporation,
                            and Finova Capital Corporation, dated December 13, 1995
                            (incorporated by reference to Exhibit 10.17 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.17          -- Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                            (incorporated by reference to Exhibit 10.18 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.18          -- Resort Affiliation and Owners Association Agreement
                            between Resort Condominiums International, Inc.,
                            Ascension Resorts, Ltd., and Hill Country Resort
                            Condoshare Club, dated July 29, 1995 (similar agreements
                            for all other Existing Resorts) (incorporated by
                            reference to Exhibit 10.19 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.19          -- Agreement for Professional Services between Silverleaf
                            Vacation Club, Inc. and Hudson and Company, Inc., dated
                            November 12, 1996 (incorporated by reference to Exhibit
                            10.20 to Registrant's Registration Statement on Form S-1,
                            File No. 333-24273).
          10.20          -- First Amendment to Master Club Agreement, dated March 28,
                            1990, among Master Club, Ozark Mountain Resort Club,
                            Holiday Hills Resort Club, the Holly Lake Club, The
                            Villages Condoshare Association, The Villages Club, Piney
                            Shores Club, and Hill Country Resort Condoshare Club
                            (incorporated by reference to Exhibit 10.22 to Amendment
                            No. 1 dated May 16, 1997 to Registrant's Registration
                            Statement on Form S-1, File No. 333-24273).
          10.21          -- First Amendment to Management Agreement, dated January 1,
                            1993, between Master Endless Escape Club and Ascension
                            Resorts, Ltd. (incorporated by reference to Exhibit 10.23
                            to Amendment No. 1 dated May 16, 1997 to Registrant's
                            Registration Statement on Form S-1, File No. 333-24273).
          10.22          -- Contract of Sale, dated May 2, 1997, between Registrant and third-party (incorporated by reference to Exhibit
                            10.24 to Amendment No. 1 dated May 16, 1997 to
                            Registrant's Registration Statement on Form S-1, File No.
                            333-24273).
          10.23          -- Amendment to Loan Documents, dated December 27, 1996,
                            among Silverleaf Vacation Club, Inc., Ascension Resorts,
                            Ltd., and Heller Financial, Inc. (incorporated by
                            reference to Exhibit 10.25 to Amendment No. 1 dated May
                            16, 1997 to Registrant's Registration Statement on Form
                            S-1, File No. 333-24273).
          10.24          -- Contract of Sale between Thousand Trails, Inc. and
                            Registrant (approximately 98.475 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.1 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.25          -- Contract of Sale between R.J. Novelli, Sr., et al and
                            Registrant (approximately 21.5 acres, Galveston County,
                            Texas) (incorporated by reference to Exhibit 10.2 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.26          -- Contract of Sale between Harmon/Koval Limited Liability
                            Company and Registrant (2.1 acres, Clark County, Nevada)
                            (incorporated by reference to Exhibit 10.3 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.27          -- Second Amendment to Restated and Amended Loan and
                            Security Agreement between Heller Financial, Inc. and
                            Registrant ($40 million revolving credit facility)
                            (incorporated by reference to Exhibit 10.4 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.28          -- Construction Loan Agreement between Heller Financial Inc.
                            and Registrant ($10 million revolving construction loan
                            facility) (incorporated by reference to Exhibit 10.5 to
                            Registrant's Form 10-Q for quarter ended September 30,
                            1997).
          10.29          -- Real Estate Contract of Sale dated September 30, 1997,
                            between Registrant and Robert E. Mead (incorporated by
                            reference to Exhibit 10.12 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
          10.30          -- Master Club Agreement dated September 25, 1997 between
                            Registrant and Timber Creek Resort Club (incorporated by
                            reference to Exhibit 10.13 to Registrant's Form 10-Q for
                            quarter ended September 30, 1997).
         *10.31          -- Loan Agreement, dated December 19, 1997, between Credit
                            Suisse First Boston Mortgage Capital, L.L.C. and
                            Registrant.
         *10.32          -- Amendment to Loan Documents, dated December 22, 1997,
                            between Registrant and Credit Suisse First Boston
                            Mortgage Capital, L.L.C.
         *10.33          -- Second Amendment to Management Agreement, dated December
                            31, 1997, between Master Club and Registrant.
         *10.34          -- Master Club Agreement, dated January 5, 1998, between
                            Master Club and Oak N' Spruce Resort Club.
         *10.35          -- Contract of Sale, dated November 13, 1997, between Oak N'
                            Spruce Management, Inc., Beartown Development, Inc.,
                            Bruce Hagedorn and Doug Richie, and Registrant.
         *10.36          -- Contract of Sale, dated January 12, 1998, between Crown
                            Resort Co. L.L.C., Richard W. Dickson and Robert G.
                            Garner, and Registrant.
         *10.37          -- Contract of Sale, dated February 18, 1998, between
                            Registrant and Michael J. McDermott.
         *10.38          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and Lee R. Roper.
         *10.39          -- Contract of Sale, dated February 19, 1998, between
                            Registrant and J. Phillip Ballard, Jr., and Eagle Greens
                            Ltd.
         *10.40          -- Stock Purchase Agreement, dated January 15, 1998, between
                            Silverleaf Resorts, Inc. and Jim Oestreich.
         *10.41          -- Contract of Sale, dated May 2, 1997, between Registrant and Thousand Trails, Inc.
         *10.42          -- First Amendment to Contract of Sale, dated July 25, 1997, between Registrant and Thousand Trails, Inc.
         *10.43          -- Master Club Agreement, dated November 13, 1997, between
                            Master Club and Fox River Resort Club.
          10.44          -- Amendment to Contract of Sale, dated February 13, 1998, between Crown Resort Co. L.L.C., Richard W. Dickson,
                            Robert G. Garner, and Registrant (incorporated by
                            reference to Registrant's Amendment No. 1 to Form S-1,
                            File No. 333-47423, filed March 16, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.45          -- Letter agreement, dated March 16, 1998, between Heller
                            Financial, Inc. and Registrant (incorporated by reference
                            to Registrant's Amendment No. 2 to Form S-1, File No.
                            333-47423, filed April 1, 1998).
        **12.1           -- Statement Concerning Computation of Ratios of Earnings to
                            Fixed Charges
         *21.1           -- Subsidiaries of Silverleaf Resorts, Inc.
         *27.1           -- Financial Data Schedule.


---------------

* Previously filed with Registrant's Annual Report on Form 10-K for year ended December 31, 1997, filed March 6, 1998.

**   Filed herewith