Form 10-Q
period 1998-03-31
SILVERLEAF RESORTS INC
filed 1998-05-12
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR


    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share as of May 12, 1998: 13,311,517

                            SILVERLEAF RESORTS, INC.

                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed consolidated statements of income for the three months
            ended March 31, 1998 and 1997...........................................................        1
            Condensed consolidated balance sheets for the three months ended
            March 31, 1998 and the year ended December 31, 1997.....................................        2
            Condensed consolidated statement of shareholders' equity for the
            three months ended March 31, 1998 ......................................................        3
            Condensed consolidated statements of cash flows for the three months
            ended March 31, 1998 and 1997...........................................................        4
            Notes to the condensed consolidated financial statements................................        5
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................       10

PART II.    OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K........................................................       14
            Signatures..............................................................................       15

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                    1998                1997
                                                            ------------        ------------
REVENUES:
     Vacation Interval sales                                $     26,239        $     14,503
     Interest income                                               2,959               1,933
     Interest income from affiliates                                  15                 107
     Management fee income                                           502                 499
     Lease income                                                    450                 485
     Other income                                                    864                 399
                                                            ------------        ------------

               Total revenues                                     31,029              17,926

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                               3,698               1,221
     Sales and marketing                                          12,409               5,949
     Provision for uncollectible notes                             3,444               2,355
     Operating, general and administrative                         3,867               2,171
     Depreciation and amortization                                   564                 331
     Interest expense to affiliates                                   --                 225
     Interest expense to unaffiliated entities                     1,275               1,461
                                                            ------------        ------------

               Total costs and operating expenses                 25,257              13,713

Income from continuing operations before income taxes              5,772               4,213
Income tax expense                                                (2,198)             (1,559)
                                                            ------------        ------------

NET INCOME                                                  $      3,574        $      2,654
                                                            ============        ============

NET INCOME PER COMMON SHARE:

     BASIC                                                  $       0.32        $       0.34
                                                            ============        ============

     ASSUMING DILUTION                                      $       0.31        $       0.34
                                                            ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     BASIC                                                    11,311,517           7,711,517
                                                            ============        ============

     DILUTED                                                  11,537,446           7,711,517
                                                            ============        ============


                 See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except share and per share data)
                                   (Unaudited)



                                                                     March 31,    December 31,
                               ASSETS                                  1998           1997
                                                                     --------       --------
Cash and equivalents                                                 $  6,556       $  4,970
Restricted cash                                                           200            200
Notes receivable, net                                                 109,837         92,036
Amounts due from affiliates                                             2,153          1,389
Inventory                                                              34,259         28,310
Land, equipment and utilities, net                                     23,911         21,629
Land held for sale                                                        466            466
Prepaid and other assets                                                8,556          7,401
                                                                     --------       --------

               TOTAL ASSETS                                          $185,938       $156,401
                                                                     ========       ========


        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           $  7,514       $  5,106
     Unearned revenues                                                  5,488          3,122
     Income taxes payable                                               2,029          1,500
     Deferred income taxes, net                                        15,706         14,037
     Notes payable and capital lease obligations                       67,862         48,871
                                                                     --------       --------

               Total Liabilities                                       98,599         72,636

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock, par value $0.01 per share, 100,000,000
           shares authorized, 11,311,517 shares issued and
           outstanding at March 31, 1998 and December 31, 1997            113            113
     Additional paid-in capital                                        64,577         64,577
     Retained earnings                                                 22,649         19,075
                                                                     --------       --------

               Total Shareholders' Equity                              87,339         83,765
                                                                     --------       --------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $185,938       $156,401
                                                                     ========       ========


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (dollars in thousands, except share data)
                                   (Unaudited)


                        Common Stock
                   ------------------------
                   Number of       $0.01       Additional
                     Shares         Par         Paid-in       Retained
                     Issued        Value        Capital       Earnings        Total
                   ----------    ----------    ----------    ----------    ----------
January 1, 1998    11,311,517    $      113    $   64,577    $   19,075    $   83,765

Net income                 --            --            --         3,574         3,574
                   ----------    ----------    ----------    ----------    ----------

March 31, 1998     11,311,517    $      113    $   64,577    $   22,649    $   87,339
                   ==========    ==========    ==========    ==========    ==========


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                               1998            1997
                                                             --------        --------
OPERATING ACTIVITIES:
   Net Income                                                $  3,574        $  2,654
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                564             330
     Discontinued operations                                       --             524
     Deferred tax provision                                     1,669           1,213
     Increase (decrease) in cash from changes in
       assets and liabilities:
       Amounts due from affiliates                               (764)           (257)
       Inventory                                               (5,949)         (1,090)
       Prepaid and other assets                                (1,154)         (1,130)
       Accounts payable and accrued expenses                    2,408             180
       Amounts due to affiliates                                   --             194
       Unearned revenues                                        2,366            (217)
       Income taxes payable                                       529             346
                                                             --------        --------
          Net cash provided by operating activities             3,243           2,747
                                                             --------        --------

INVESTING ACTIVITIES:
   Purchases of land, equipment and utilities                  (2,081)           (339)
   Notes receivable, net                                      (17,802)         (6,689)
                                                             --------        --------
          Net cash used in investing activities               (19,883)         (7,028)
                                                             --------        --------

FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities         22,937           8,231
   Payments on borrowings to unaffiliated entities                 --          (3,528)
   Payments on borrowings to affiliates                        (4,711)           (212)
   Discontinued operations                                         --             (62)
                                                             --------        --------

          Net cash provided by financing activities            18,226           4,429
                                                             --------        --------

   Net increase in cash                                         1,586             148

CASH AND CASH EQUIVALENTS:
   Beginning of period                                          4,970             973
                                                             --------        --------

   End of period                                             $  6,556        $  1,121
                                                             ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                             $  1,502        $  1,184

   Equipment acquired under capital lease or note                 749              30


                See notes to consolidated financial statements.

                            SILVERLEAF RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            (dollars in thousands, except share and per share data)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

These statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A (File No. 001-13003) as filed with the Securities and Exchange Commission. The accounting policies used in preparing these consolidated financial statements are the same as those described in such Form 10-K/A.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income", effective January 1, 1998. The Company had no items classified as other comprehensive income in the periods presented; therefore, comprehensive income is not presented.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The number of equivalent shares is computed using the treasury stock method which assumes that the increase in the number of shares resulting from the exercise of the stock options described in Note 3 is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options. For the period ending March 31, 1998, the weighted average shares outstanding assuming dilution was calculated by increasing the basic weighted average shares outstanding by the assumed issuance of 892,333 shares upon exercise of the options and the repurchase of 666,404 shares with the proceeds of the exercise of such options.

NOTE 3 - STOCK PLAN

During 1997, the Company established a stock option plan (the "1997 Stock Option Plan" or "Plan"). The 1997 Stock Option Plan provides for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options will provide for the right to purchase common stock at a specified price which may be less than fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the board of directors of the Company. The Company has reserved 1,100,000 shares of common stock for issuance pursuant to the Company's 1997 Stock Option Plan. In February 1998, the Board of Directors approved an amendment to the plan reserving an additional 500,000 shares of common stock for issuance under the plan; however, this amendment will not become effective unless it is approved by the shareholders. As of March 31, 1998, approximately 1,004,500 options were granted as part of the 1997 Stock Option Plan. Such options have a graded vesting schedule, with equal installments of shares exercisable up through four years of the original grant date. These options are exercisable at prices ranging from $16.00 to $25.50 per share, and expire ten years from the date of grant.

NOTE 4 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         Notes payable and capital lease obligations as of March 31, 1998 and December 31, 1997, consist of the following:


                                                                                      March 31,    December 31,
                                                                                      ---------    ------------
                                                                                         1998         1997
                                                                                       -------       -------
$40 million revolving loan agreement, which contains certain financial covenants, due October 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for
  the note, at an interest rate of LIBOR plus 2.5% .............................       $29,838       $22,137

$12 million revolving loan agreement which contains certain financial covenants, due May 2003, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for the note, at an
  interest rate of Base plus 2.75% (11.25% at December 31, 1997) ...............         3,669         4,122

$60 million revolving loan agreement, which contains certain financial covenants, due December 1999, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.55% .........................................         1,456         1,529

$15 million revolving loan agreement which contains certain financial covenants, due November 2002, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for the note,
  at an interest rate of Prime plus 2% .........................................        13,618        12,596

  $10 million line of credit due January 2000, with drawings permitted until
  December 1998, at a variable rate of LIBOR plus 3%, secured by land,
  improvements, and equipment of various existing resorts and new resorts ......         3,936         4,070

  $10 million revolving construction loan due October 2000, with drawings permitted until April 1999, at a variable rate of LIBOR plus 3.5%, secured by
  land, construction in process, and customer notes receivable .................         9,991            --

Various notes, due from April 1998, through October 2002, collateralized by
  various assets with interest rates ranging from 4.3% to 24.7% ................         2,354         1,785
                                                                                       -------       -------

          Total notes payable ..................................................        64,862        46,239
Capital lease obligations ......................................................         3,000         2,632
                                                                                       -------       -------
          Total notes payable and capital lease obligations  ...................       $67,862       $48,871
                                                                                       =======       =======


Prime rate at March 31, 1998 was 8.5%.

LIBOR at March 31, 1998 was 5.75%.

NOTE 5 - SUBSIDIARY GUARANTEES

             All subsidiaries of the Company have guaranteed the Notes (as defined in Note 8) which were issued in the offering of $75.0 million of Senior Subordinated Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company.

              Combined summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):


                                               March 31,
                                         -----------------------
                                             1998         1997
                                         ----------  -----------
Revenues                                     $  17           76

Expenses                                       (54)        (170)
                                             ------       ------

Net loss                                     $ (37)       $ (94)
                                             ======       ======


               Combined summarized balance sheet information as of March 31, 1998 for the Guarantor Subsidiaries is as follows (in thousands):




                                                     March 31,
                                                        1998
                                                   --------------
Land, equipment, inventory and utilities, net            $ 1,781
Other assets                                                 290
                                                         --------

      Total assets                                       $ 2,071
                                                         ========

Investment by parent (includes equity and
    amounts due to parent)                               $(2,095)
Other liabilities                                             24
                                                         --------

       Total liabilities and equity                      $(2,071)
                                                         ========


               At March 31, 1998, there was no subsidiary of the Company, the capital stock of which will comprise a substantial portion of the collateral for the Notes within the meaning of Rule 3-10 of Regulation S-X.


NOTE 6 - ACQUISITIONS

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

               In February 1998, the Company purchased all the issued and outstanding shares of a California marketing corporation for $250. This purchase was completed in conjunction with a December 1997 employment agreement entered into with an executive officer.

               In February 1998, the Company acquired a parcel of land in Galveston, Texas for approximately $1.2 million. The Company intends to develop this parcel, along with an adjoining parcel acquired in December 1997, as a new beach-front Destination Resort.

               In February 1998, the Company entered into two agreements, one to acquire a golf course and undeveloped land near Atlanta, Georgia for $3.5 million, and another to acquire undeveloped land near Kansas City, Missouri for $1.6 million. The proposed acquisitions are subject to satisfactory completion of customary due diligence procedures; accordingly, there is no assurance that either proposed acquisition will be completed.


NOTE 7 - PRO FORMA  FINANCIAL INFORMATION


               The following unaudited condensed pro forma financial information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 was prepared from the financial statements of the Company by adjusting for the effect of all public offerings in 1998 and 1997, which includes the Company's initial public offering completed in 1997 and the equity and debt offerings discussed in Note 8, including debt repaid from proceeds of such offerings, as if all of these transactions had occurred on January 1, 1997. The pro forma results do not include extraordinary losses on early extinguishment of debt.

               The following information is not necessarily indicative of what the performance would have been had these offerings actually occurred on January 1, 1997, nor does it purport to represent future results of operations of the Company. (In thousands, except share and per share information.):


                                                 Income Statement
                                           -----------------------------
                                                Three Months Ended
                                                     March 31,
                                           -----------------------------
                                              1998               1997
                                           -----------       -----------
Revenues                                   $    31,014       $    17,818
Expenses                                        25,706            14,126
                                           -----------       -----------

Income from continuing operations
   before income taxes                           5,308             3,692
Income taxes                                     2,021             1,366
                                           -----------       -----------

Income from continuing operations          $     3,287       $     2,326
                                           ===========       ===========

Net income per share:
      Basic                                $      0.25       $      0.20
                                           ===========       ===========

      Diluted                              $      0.24       $      0.20
                                           ===========       ===========

Weighted average shares outstanding:
     Basic                                  13,311,517        11,354,122
                                           ===========       ===========

     Diluted                                13,537,446        11,354,122
                                           ===========       ===========

                                                         Pro Forma
                                                       Balance Sheet
                                                     ------------------
                                                     Three Months Ended
                                                       March 31, 1998
                                                     ------------------
ASSETS

Cash and equivalents                                      $ 55,032
Notes receivable                                           109,837
Inventory                                                   34,259
Other assets                                                38,276
                                                          --------

         Total Assets                                     $237,404
                                                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes payable and capital lease obligations          $     --
     Senior Subordinated Notes due 2008                     75,000
     Income taxes                                           17,567
     Other payables                                         13,002
                                                          --------

         Total Liabilities                                 105,569

Shareholders' Equity                                       131,835
                                                          --------

         Total Liabilities and Shareholders' Equity       $237,404
                                                          ========


NOTE 8 - SUBSEQUENT EVENTS


               Effective April 8, 1998, the Company completed the sale of 2,000,000 shares of Company common stock (the "Equity Offering") at a price of $24.375 per share. In addition to the 2,000,000 shares sold by the Company, the majority shareholder of the Company sold 875,000 additional shares of the Company.

               The Company also completed its placement of $75.0 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities (the "Note Offering"). The Company received proceeds from these two offerings in an aggregate net amount of $118,940. Costs incurred in connection with the Equity and Note Offerings were approximately $7.0 million. The Company will utilize the proceeds primarily for the repayment of notes payable and capital lease obligations and its construction and acquisition programs. See Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K/A (File No. 001-13003) which is incorporated herein by reference.


RESULTS OF OPERATIONS


The following table sets forth certain operating information for the Company.


                                                                          Three Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                          1998           1997
                                                                     ------------   ------------
As a percentage of Total Revenues:
     Vacation Interval sales                                                84.6%          80.9%
     Interest income                                                         9.6%          11.4%
     Management fee income                                                   1.6%           2.8%
     Lease income                                                            1.4%           2.7%
     Other income                                                            2.8%           2.2%
                                                                     ------------   ------------
          Total revenues                                                   100.0%         100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales                                        14.1%           8.4%
     Sales and marketing                                                    47.3%          41.0%
     Provision for uncollectible notes                                      13.1%          16.2%

As a percentage of Interest Income:
     Interest expense                                                       42.9%          82.6%

As a percentage of Total Revenues:
     Operating, general and administrative                                  12.5%          12.1%
     Depreciation and amortization                                           1.8%           1.8%
     Total costs and operating expenses                                     81.4%          76.5%

     QUARTER ENDED MARCH 31, 1998 VERSUS QUARTER ENDED MARCH 31, 1997. Revenues for the quarter ended March 31, 1998 were $31.0 million, representing a $13.1 million or 73.2% increase over revenues of $17.9 million for the quarter ended March 31, 1997. The increase was primarily due to a $11.7 million increase in sales of Vacation Intervals, a $0.9 million increase in interest income, and a $0.5 million increase in other income. The strong increase in Vacation Interval revenues resulted from the Company's increased telemarketing capacity, arising from investments in computer and automated dialing technology. In addition to the forgoing, the Company recorded first quarter sales at two of its new resorts, Timber Creek near St. Louis, Missouri and Fox River near Chicago, Illinois, which both opened sales offices in the fourth quarter of 1997.

     In the 1998 first quarter, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 85.6% to 2,662 from 1,434 in the same period of 1997; the average price per interval decreased 1.7% to $7,533 from $7,658. Total interval sales for the first three months of 1998 included 679 biennial intervals (counted as 340 Vacation Intervals), compared to 352 (176 Vacation Intervals) in the first three months of 1997. The Company has increased revenues generated from sales of upgraded intervals at the existing resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to Silverleaf owners.

     Interest income increased 45.8% to $2.9 million for the quarter ended March 31, 1998, from $2.0 million for the same period of 1997. This increase resulted from a $47.4 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales.

     Management fee income remained flat at $0.5 million for the 1998 first quarter, as compared to the 1997 first quarter.

     Lease income, which relates to the Company's Sampler program, decreased to $0.4 million for the period ended March 31, 1998, compared to $0.5 million for the same period in 1997. The decrease resulted from the Company's marketing of lower cost biennial intervals as an alternative to the Sampler program.

     Other income increased 116.6% to $0.9 million for the first three months of 1998, from $0.4 million for the first three months of 1997. This increase was due primarily to higher amenity usage fees and higher water and sewer income from resort utility operations.

     Cost of sales as a percentage of gross Vacation Interval sales increased to 14.1% in the first quarter of 1998, from 8.4% for the same period of 1997. This increase reflects increased sales of Vacation Intervals from new construction units. The Company continues to deplete its inventory of low cost weeks acquired primarily in 1995 and 1996. As a result of these factors and the Company's construction program to build new inventory, the cost of sales percentage is expected to increase.

     Sales and marketing costs as a percentage of gross Vacation Interval sales increased to 47.3% for the quarter ended March 31, 1998, from 41.0% for the same period of 1997. This increase is due primarily to the implementation of new marketing programs, and start up costs in new markets.

     The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 13.1% for the first three months of 1998 from 16.2% for the same period of 1997, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

     Operating, general and administrative expenses as a percentage of total revenues increased to 12.5% for the quarter ended March 31, 1998, as compared to 12.1% for the quarter ended March 31, 1997. The increase is attributable to additional salaries and other costs incurred, resulting from being a public company.

     For the three months ended March 31, 1998, depreciation and amortization expense as a percentage of total revenue remained unchanged from 1997 at 1.8%. Overall, depreciation and amortization expense increased $0.2 million for the first quarter of 1998, as compared to 1997, primarily due to investments in a new automated dialer, telephone system and central marketing facility.

     Interest expense as a percentage of interest income decreased to 42.9% for the first quarter of 1998, from 82.6% for the same period of 1997. This decrease was due to lower borrowing costs during the first quarter of 1998, resulting primarily from payment of indebtedness with proceeds from the Company's initial public offering in June 1997, and more favorable interest rates on outstanding indebtedness.

     Income from continuing operations before income taxes increased 37.6% to $5.8 million for the quarter ended March 31, 1998, from $4.2 million for the quarter ended March 31, 1997 as a result of the above mentioned operating results.

     Income tax expense as a percentage of income from continuing operations before income taxes increased to 38.1% in the first quarter of 1998 as compared to 37.0% in the first quarter of 1997. This increase resulted from an increase in the statutory Federal income tax rate.


LIQUIDITY AND CAPITAL RESOURCES


     SOURCES OF CASH. The Company generates cash primarily from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf owners, management fees, Sampler sales, and resort and utility operations. During the three months ended March 31, 1998, cash provided by operations was $3.2 million. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year period, borrowing against receivables has historically been a necessary part of normal operations.

For the three months ended March 31, 1998 and 1997, cash provided by financing activities was $18.2 million and $4.4 million, respectively. The increase in net cash provided by financing activities was mainly attributable to increased borrowings on the revolving credit facilities to support inventory construction and customer notes receivable financing. The Company's credit facilities provide for loans of up to $130.0 million. At March 31, 1998, approximately $62.5 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 1998, the weighted average cost of funds for these borrowings was approximately 8.3%.


For regular Federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment, or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense, which would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income, which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In April 1998, the Internal Revenue Service issued a letter ruling to the Company granting a requested AMT accounting adjustment effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 will be increased each year by an estimated amount of approximately $9.0 million per year, which will result in the Company paying substantial additional federal taxes in those years. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2012. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.


     USES OF CASH. Investing activities typically reflect a net use of cash because of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $19.9 million and $7.0 million, respectively. The increase was due to the increased level of customer notes receivable resulting from higher sales volume, and the purchase of the Galveston property for $1.2 million.


SUBSEQUENT EVENTS

     On April 8, 1998, the Company consummated the sale of 2,000,000 shares of common stock, at an offering price of $24.375 per share (the "Equity Offering"). In addition to the 2,000,000 shares offered by the Company, the majority shareholder of the Company sold 875,000 additional shares of the Company's common stock. On April 8, 1998, the Company also consummated its placement of $75.0 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2008 (the "Note Offering"). Net proceeds after consideration of offering expenses totaled approximately $118,940,000. The discussion of the Equity Offering and the Note Offering contained in this report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     The Company plans to utilize the proceeds from the Equity Offering and Note Offering to repay substantially all of its outstanding indebtedness, develop units, amenities and infrastructure at the existing resorts and to develop units, amenities, and infrastructure at new resorts and to fund acquisitions, working capital and general corporate purposes. Upon completion of the Equity Offering and the Note Offering, the Company had $130.0 million of borrowing capacity under its existing credit facilities, which will offer additional flexibility to acquire new timeshare resorts, land upon which new timeshare resorts may be constructed, or other companies which operate resort-type properties. The consummation of the Equity Offering and the Note Offering notwithstanding, the Company does not have sufficient capital to fully implement its master plan for the total development of over 3,000 units at the existing resorts and new resorts. To completely finance such master plan development and fund additional acquisitions, the Company will likely be required to raise capital in addition to the Equity Offering and the Note Offering through existing and additional credit facilities, additional debt offerings or public offerings of its common stock, or any combination of the above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


  (a)     Exhibits


4.1       Indenture dated April 1, 1998 between the Company and Norwest
          Bank Minnesota, National Association, as Trustee.

4.2 Certificate No. 001 of 10 1/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000.

4.3       Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires,
          Inc.; Bull's Eye Marketing, Inc. (California); Bull's Eye Marketing,
          Inc. (Delaware); Silverleaf Resort Acquisitions, Inc.; Silverleaf
          Travel, Inc.; Silverleaf Hotels, Inc.; Database Research, Inc.;
          Condominium Builders, Inc.; and Villages Land, Inc.

27        Financial Data Schedule


  (b)     Reports on Form 8-K

          none

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1998                          By:  /s/  ROBERT E. MEAD
                                                   -----------------------------
                                                   Robert E. Mead
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Dated:  May 12, 1998                          By:  /s/ JOE W. CONNER
                                                   -----------------------------
                                                   Joe W. Conner
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS

4.1       Indenture dated April 1, 1998 between the Company and Norwest
          Bank Minnesota, National Association, as Trustee.

4.2 Certificate No. 001 of 10 1/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000.

4.3       Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires,
          Inc.; Bull's Eye Marketing, Inc. (California); Bull's Eye Marketing,
          Inc. (Delaware); Silverleaf Resort Acquisitions, Inc.; Silverleaf
          Travel, Inc.; Silverleaf Hotels, Inc.; Database Research, Inc.;
          Condominium Builders, Inc.; and Villages Land, Inc.

27        Financial Data Schedule