Form 10-Q
period 1998-06-30
SILVERLEAF RESORTS INC
filed 1998-08-12
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



         Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of August 12, 1998: 13,017,717

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Condensed Consolidated Statements of Income for the three months
         and six months ended June 30, 1998 and 1997 ...........................      1
         Condensed Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997 .....................................................      2
         Condensed Consolidated Statement of Shareholders' Equity for the
         six months ended June 30, 1998 ........................................      3
         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997 ..........................................      4
         Notes to Condensed Consolidated Financial Statements ..................      5
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................      9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ...................     15
Item 5.  Other Matters .........................................................     15
Item 6.  Exhibits and Reports on Form 8-K ......................................     15
         Signatures ............................................................     16

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                     -----------------------------      -----------------------------
                                                         1998              1997             1998             1997
                                                     ------------      -----------      ------------      -----------
REVENUES:
    Vacation Interval sales                          $     36,633      $    19,123      $     62,872      $    33,626
    Interest income                                         4,024            2,095             6,983            4,028
    Interest income from affiliates                            16               96                31              204
    Management fee income                                     591              502             1,093            1,001
    Lease income                                              553              389             1,003              875
    Other income                                            1,344              837             2,208            1,235
                                                     ------------      -----------      ------------      -----------
              Total revenues                               43,161           23,042            74,190           40,969

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                         6,851            1,993            10,549            3,215
    Sales and marketing                                    16,023            7,552            28,432           13,501
    Provision for uncollectible notes                       4,412            3,169             7,856            5,525
    Operating, general and administrative                   4,245            2,934             8,112            5,105
    Depreciation and amortization                             686              454             1,250              784
    Interest expense to affiliates                             --              196                --              422
    Interest expense to unaffiliated entities               2,058            1,498             3,333            2,958
                                                     ------------      -----------      ------------      -----------
              Total costs and operating expenses           34,275           17,796            59,532           31,510

Income before provision for income taxes                    8,886            5,246            14,658            9,459
Provision for income taxes                                 (3,386)          (1,942)           (5,584)          (3,501)
                                                     ------------      -----------      ------------      -----------
NET INCOME                                           $      5,500      $     3,304      $      9,074      $     5,958
                                                     ============      ===========      ============      ===========

NET INCOME PER COMMON SHARE:

    BASIC                                            $       0.42      $      0.38      $       0.74      $      0.73
                                                     ============      ===========      ============      ===========
    DILUTED                                          $       0.41      $      0.38      $       0.73      $      0.73
                                                     ============      ===========      ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

    BASIC                                              13,245,583        8,678,550        12,283,893        8,197,705
                                                     ============      ===========      ============      ===========

    DILUTED                                            13,395,215        8,678,550        12,493,091        8,197,705
                                                     ============      ===========      ============      ===========



            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           June 30,    December 31,
                         ASSETS                                              1998         1997
                                                                           --------    ------------
Cash and equivalents                                                       $ 30,389     $  4,970
Restricted cash                                                                 200          200
Notes receivable, net of allowance for doubtful accounts of
   $20,259 and $15,450, respectively                                        131,961       92,036
Amounts due from affiliates                                                   3,168        1,389
Inventory                                                                    42,463       28,310
Land, equipment and utilities, net                                           27,767       21,629
Land held for sale                                                              466          466
Prepaid and other assets                                                     16,110        7,401
                                                                           --------     --------
              Total Assets                                                 $252,524     $156,401
                                                                           ========     ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                  $ 10,701     $  5,106
    Unearned revenues                                                         4,217        3,122
    Income taxes payable                                                      2,672        1,500
    Deferred income taxes, net                                               17,461       14,037
    Notes payable and capital lease obligations                               4,852       48,871
    Senior subordinated notes                                                75,000           --
                                                                           --------     --------
              Total Liabilities                                             114,903       72,636

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, par value $0.01 per share, 100,000,000
          shares authorized, 13,311,517 shares issued and
          outstanding at June 30, 1998 and 11,311,517 shares
          issued and outstanding at December 31, 1997                           133          113
    Additional paid-in capital                                              109,339       64,577
    Retained earnings                                                        28,149       19,075
                                                                           --------     --------
              Total Shareholders' Equity                                    137,621       83,765
                                                                           --------     --------
              Total Liabilities and Shareholders' Equity                   $252,524     $156,401
                                                                           ========     ========


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (Unaudited)


                                     Common Stock
                              -------------------------
                                 Number of                Additional
                               Shares Issued       Par     Paid-in     Retained
                              and Outstanding     Value    Capital     Earnings       Total
                              ---------------     -----    -------     --------       -----
January 1, 1998                    11,311,517     $113     $ 64,577     $19,075     $ 83,765

Issuance of common stock            2,000,000       20       44,762          --       44,782

Net income                                 --       --           --       9,074        9,074
                              ---------------     ----     --------     -------     --------
June 30, 1998                      13,311,517     $133     $109,339     $28,149     $137,621
                              ===============     ====     ========     =======     ========


        See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  ---------      --------
OPERATING ACTIVITIES:
   Net Income                                                     $   9,074      $  5,958
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    1,250           784
     Discontinued operations                                             --           506
     Deferred income taxes                                            3,424         2,663
     Increase (decrease) in cash from changes in
       assets and liabilities:
       Amounts due from affiliates                                   (1,779)        4,332
       Inventory                                                    (14,153)       (1,357)
       Prepaid and other assets                                      (8,709)         (625)
       Accounts payable and accrued expenses                          5,595           349
       Amounts due to affiliates                                         --            24
       Unearned revenues                                              1,095          (192)
       Income taxes payable                                           1,172           858
                                                                  ---------      --------
          Net cash provided by (used in) operating activities        (3,031)       13,300
                                                                  ---------      --------

INVESTING ACTIVITIES:
   Purchases of land, equipment and utilities                        (6,187)       (1,841)
   Notes receivable, net                                            (39,925)      (15,694)
                                                                  ---------      --------
          Net cash used in investing activities                     (46,112)      (17,535)
                                                                  ---------      --------

FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities              103,990        15,187
   Payments on borrowings to unaffiliated entities                  (74,210)      (42,017)
   Payments on borrowings to affiliates                                  --       (14,789)
   Net proceeds from issuance of common stock                        44,782        51,143
   Discontinued operations                                               --           (62)
                                                                  ---------      --------
          Net cash provided by financing activities                  74,562         9,462
                                                                  ---------      --------

   Net increase in cash                                              25,419         5,227

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                4,970           973
                                                                  ---------      --------
   End of period                                                  $  30,389      $  6,200
                                                                  =========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $   1,994      $  2,471

   Income taxes paid                                              $     988      $     --

   Equipment acquired under capital lease or note                 $     749      $    700


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BACKGROUND

The condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A (File No. 001-13003) as filed with the Securities and Exchange Commission. The accounting policies used in preparing the condensed consolidated financial statements presented herein are the same as those described in such Form 10-K/A.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income", effective January 1, 1998. The Company had no items classified as other comprehensive income in the periods presented; therefore, comprehensive income is not presented.

On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs for start-up activities, including organization costs, should be charged to expense as incurred. The Company currently follows the practice of charging start-up costs to expense as incurred. The adoption of SOP 98-5, therefore, will have no effect on results of operations or financial position of the Company.

NOTE 2 - EARNINGS PER SHARE

For the three and six months ended June 30, 1998, the weighted average shares outstanding assuming dilution was calculated by increasing the basic weighted average shares outstanding by the assumed issuance of 900,000 and 1,025,000 shares, respectively, upon exercise of the options and the repurchase of 750,368 and 815,801 shares, respectively, with the proceeds from the exercise of such options.

NOTE 3 - PUBLIC OFFERINGS

Effective April 3, 1998, the Company completed the sale of 2,000,000 shares of Company common stock at a price of $24.375 per share. On the same date, the majority shareholder of the Company sold 875,000 additional shares of Company common stock.

Also effective April 3, 1998, the placement of $75 million aggregate principal amount of 10 1/2% senior subordinated notes due 2008 ("Senior Subordinated Notes") was completed by the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities. The Company received proceeds from these two offerings in an aggregate net amount of $118,940,000. Costs incurred in connection with the offerings were approximately $4.4 million. The Company is utilizing the proceeds primarily for the repayment of notes payable and capital lease obligations, and its construction and acquisition programs.

The following unaudited condensed pro forma financial information for the six months ended June 30, 1998 and 1997 was prepared from the consolidated financial statements of the Company by adjusting for the effect of all public offerings in 1998 and 1997, which includes the Company's initial public offering completed in June 1997 and the equity and debt offerings completed in April 1998, including debt repaid from proceeds of such offerings, as if all of these transactions had occurred on January 1, 1997. The pro forma information is for informational purposes only and not necessarily indicative of the financial position or results of operations that would have resulted had these offerings actually occurred on January 1, 1997, nor does it purport to represent future financial position or results of operations of the Company (in thousands, except per share amounts):

                                                    Pro Forma Condensed Consolidated
                                                           Statements of Income
                                                               (Unaudited)
                                                       ---------------------------
                                                        Six Months Ended June 30,
                                                       ---------------------------
                                                          1998             1997
                                                       -----------     -----------
Revenues                                               $    74,159     $    40,765
Expenses                                                    59,534          32,320
                                                       -----------     -----------

   Income before provision for income taxes                 14,625           8,445
Provision for income taxes                                   5,572           3,125
                                                       -----------     -----------

Net income                                             $     9,053     $     5,320
                                                       ===========     ===========

Net income per share:
      Basic                                            $      0.68     $      0.46
                                                       ===========     ===========

      Diluted                                          $      0.67     $      0.46
                                                       ===========     ===========

Weighted average shares outstanding:
     Basic                                              13,311,517      11,553,116
                                                       ===========     ===========

     Diluted                                            13,520,715      11,553,116
                                                       ===========     ===========

NOTE 4 - DEBT

Notes payable, capital lease obligations, and Senior Subordinated Notes consist of the following:

                                                                                                        June 30,   December 31,
                                                                                                          1998         1997
                                                                                                        --------   ------------
$40 million revolving loan agreement, which contains certain financial covenants, due October 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for
  the note, at an interest rate of LIBOR plus 2.5% .................................................     $   722     $22,137

$12 million revolving loan agreement, which contains certain financial covenants, due May 2003, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for the note, at an interest rate of Base plus
  2.75% (11.25% at December 31, 1997) ..............................................................          --       4,122

$60 million revolving loan agreement, which contains certain financial covenants, due December 1999, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for
  the note, at an interest rate of LIBOR plus 2.55% ................................................          34       1,529

$15 million revolving loan agreement, which contains certain financial covenants, due November 2002, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for
  the note, at an interest rate of Prime plus 2% ...................................................         503      12,596

$10 million line of credit, due January 2000, with drawings permitted until
  December 1998, at a variable rate of LIBOR plus 3%, secured by land, improvements, and equipment of various existing resorts
  and new resorts ..................................................................................          --       4,070

Various notes, due from April 1998 through October 2002, collateralized by various assets with interest rates ranging from 4.3% to 24.7% at June 30, 1998
  and 4.2% to 14.0% at December 31, 1997 ...........................................................         911       1,785
                                                                                                         -------     -------
          Total notes payable ......................................................................       2,170      46,239
Capital lease obligations ..........................................................................       2,682       2,632
                                                                                                         -------     -------
          Total notes payable and capital lease obligations ........................................       4,852      48,871

10 1/2% Senior Subordinated Notes, due 2008, interest payable semi-annually on
   April 1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries ................................................................      75,000          --
                                                                                                         -------     -------
           Total ...................................................................................     $79,852     $48,871
                                                                                                         =======     =======


Prime rate at June 30, 1998 and December 31, 1997 was 8.50%.

Applicable LIBOR rates at June 30, 1998 and December 31, 1997 ranged from 5.69% to 5.84% and 5.72% to 5.81%, respectively.

The Company's credit facilities provide for loans of up to $130 million.

NOTE 5 - SUBSIDIARY GUARANTEES

All subsidiaries of the Company have guaranteed the $75.0 million of Senior Subordinated Notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During the second quarter, the Company liquidated several subsidiaries with nominal operations.

Combined summarized operating results of the Guarantor Subsidiaries are as follows (in thousands):

                                           June 30,
                                        ----------------
                                        1998       1997
                                        ----       ----
          Revenues                      $ 26        190

          Expenses                       (98)      (329)
                                        ----      -----
          Net income (loss)             $(72)     $(139)
                                        ====      =====

Combined summarized balance sheet information as of June 30, 1998 for the Guarantor Subsidiaries is as follows (in thousands):

                                                                   June 30,
                                                                     1998
                                                                   --------
          Land, equipment, inventory and utilities, net               $ 12
          Other assets                                                  16
                                                                      ----
                Total assets                                          $ 28
                                                                      ====

          Investment by parent (includes equity and
              amounts due to parent)                                  $ 72
          Other liabilities                                            (44)
                                                                      ----

                 Total liabilities and equity                         $ 28
                                                                      ====

NOTE 6 - ACQUISITIONS

On May 29, 1998, the Company consummated an agreement with Crown Resort Co., LLC ("Crown") acquiring timeshare management rights and unsold Vacation Intervals at eight resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $4.8 million. The acquisition was accounted for under the purchase method of accounting based on preliminary information, and is subject to final allocation of the purchase price.

In February 1998, the Company entered into two agreements, one to acquire a golf course and undeveloped land near Atlanta, Georgia, for $3.5 million, and another to acquire undeveloped land near Kansas City, Missouri, for $1.6 million. The Company is currently conducting customary due diligence procedures related to Atlanta, Georgia, and has completed due diligence related to Kansas City, Missouri. There is no assurance that either proposed acquisition will be completed.

NOTE 7 - SUBSEQUENT EVENT

On June 26, 1998, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company's common stock. Subsequent to June 30, 1998, approximately 294,000 shares had been repurchased at an average price of $13.21 per share.

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

The Company currently owns and/or operates 20 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of approximately 61,000 owners. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                ------------------    ------------------
                                                 1998       1997       1998       1997
                                                -------    -------    -------    -------
As a percentage of Total Revenues:
     Vacation Interval sales                       84.9%      83.0%      84.7%      82.1%
     Interest income                                9.3%       9.5%       9.4%      10.3%
     Management fee income                          1.4%       2.2%       1.5%       2.5%
     Lease income                                   1.3%       1.7%       1.4%       2.1%
     Other income                                   3.1%       3.6%       3.0%       3.0%
                                                -------    -------    -------    -------
          Total revenues                          100.0%     100.0%     100.0%     100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales               18.7%      10.4%      16.8%       9.6%
     Sales and marketing                           43.7%      39.5%      45.2%      40.2%
     Provision for uncollectible notes             12.0%      16.6%      12.5%      16.4%

As a percentage of Interest Income:
     Interest expense                              50.9%      77.3%      47.5%      79.9%

As a percentage of Total Revenues:
     Operating, general and administrative          9.8%      12.7%      10.9%      12.5%
     Depreciation and amortization                  1.6%       2.0%       1.7%       1.9%
     Total costs and operating expenses            79.5%      77.2%      80.3%      76.9%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

Revenues for the three months ended June 30, 1998 were $43.2 million, representing a $20.2 million or 87.3% increase over revenues of $23.0 million for the three months ended June 30, 1997. The increase was primarily due to a $17.5 million increase in Vacation Interval sales, a $1.8 million increase in interest income, and a $0.5 million increase in other income. The strong increase in Vacation Interval sales primarily resulted from increased sales at existing resorts and sales at three new resorts, Timber Creek near St. Louis, Missouri, and Fox River near Chicago, Illinois, which both opened sales offices in the fourth quarter of 1997, and Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998. In the 1998 second quarter, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 74.1% to 3,381 from 1,942 in the same period of 1997; the average price per Vacation Interval sold increased 9.2% to $8,431 from $7,719. Total Vacation Interval sales for the second quarter of 1998 included 873 biennial intervals (counted as 437 Vacation Intervals) compared to 552 (276 Vacation Intervals) in the second quarter of 1997. The Company experienced increased revenues generated from sales of upgraded Vacation Intervals at the existing resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

Interest income increased 84.4% to $4.0 million for the three months ended June 30, 1998, from $2.2 million for the respective 1997 period. This increase resulted from an increase in notes receivable, net of allowance for uncollectible notes, due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998.

Management fee income remained flat at $0.6 million for the 1998 second quarter as compared to $0.5 million for the same period of 1997.

Lease income, which relates to the Company's sampler program, increased to $0.6 million for the three months ended June 30, 1998, compared to $0.4 million for the same period in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts.

Other income increased to $1.3 million for the quarter ended June 30, 1998, from $0.8 million for the quarter ended June 30, 1997. The increase is primarily the result of increased filing fees per Vacation Interval sold, from $35 per contract during 1997 to $250 per contract by June 30, 1998. This increase was also due to higher amenity usage fees and higher water and sewer income from resort utility operations.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 18.7% in the second quarter of 1998 from 10.4% for the same period of 1997. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased in comparison with the respective prior year period.

Sales and Marketing

Sales and marketing costs as a percentage of Vacation Interval sales increased to 43.7% for the three months ended June 30, 1998, from 39.5% for the same period of 1997. This increase is due primarily to the implementation of new marketing programs, start up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 12.0% for the three months ended June 30, 1998, from 16.6% for the same period of 1997. This is the result of improvements in the Company's collection effort, including increased staffing as well as improved collections administrative software, the implementation of a program through which delinquent loans are assumed by existing owners with a solid credit record, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 9.8% for the three months ended June 30, 1998, as compared to 12.7% for the three months ended June 30, 1997, however, increased $1.3 million in 1998 compared to 1997. The decrease in operating, general and administrative expenses as a percentage of total revenues is the result of the Company's ability to increase sales without proportionate increases in overhead. The dollar increase is attributable to additional salaries and other increased costs resulting from growth and the Company's publicly traded status effective June 1997.

Depreciation and Amortization

For the three months ended June 30, 1998, depreciation and amortization expense as a percentage of total revenues decreased to 1.6% from 2.0% for the same period of 1997. Overall, depreciation and amortization expense increased $0.2 million for the second quarter of 1998 as compared to 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

Interest Expense

Interest expense as a percentage of interest income decreased to 50.9% for the second quarter of 1998 from 77.3% for the same period of 1997. This decrease was due to the payment of indebtedness with proceeds from the Company's equity and debt offerings in the second quarter of 1998, which resulted in lower interest expense on outstanding indebtedness, as well as the increase in interest income discussed above.

Income before Provision for Income Taxes

Income before provision for income taxes increased 69.4% to $8.9 million for the quarter ended June 30, 1998, from $5.2 million for the quarter ended June 30, 1997, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.1% in the second quarter of 1998 as compared to 37.0% in the second quarter of 1997. This increase resulted from an increase in state income taxes due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

Net income increased $2.2 million, or 66.5%, for the three months ended June 30, 1998, compared to the respective 1997 period as a result of the results of operations discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

Revenues for the six months ended June 30, 1998 were $74.2 million, representing a $33.2 million or 81.0% increase over revenues of $41.0 million for the six months ended June 30, 1997. The increase was primarily due to a $29.3 million increase in Vacation Interval sales, a $2.8 million increase in interest income, and a $1.0 million increase in other income. The strong increase in Vacation Interval sales primarily resulted from increased sales at existing resorts and sales at three new resorts, Timber Creek near St. Louis, Missouri, and Fox River near Chicago, Illinois, which both opened sales offices in the fourth quarter of 1997, and Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998. In the first half of 1998, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 79.0% to 6,043 from 3,376 in the same period of 1997; the average price per Vacation Interval sold increased 4.4% to $8,035 from $7,693. Total Vacation Interval sales for the first six months of 1998 included 1,552 biennial intervals (counted as 776 Vacation Intervals) compared to 904 (452 Vacation Intervals) during the respective 1997 period. The Company experienced increased revenues generated from sales of upgraded Vacation Intervals at the existing resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

Interest income increased 65.7% to $7.0 million for the six months ended June 30, 1998, from $4.2 million for the respective 1997 period. This increase resulted from an increase in notes receivable, net of allowance for uncollectible notes, due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998.

Management fee income remained flat at $1.1 million for the six months ended June 30, 1998 as compared to $1.0 million for the comparative 1997 period.

Lease income, which relates to the Company's sampler program, increased to $1.0 million for the six months ended June 30, 1998, compared to $0.9 million for the same period in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts.

Other income increased to $2.2 million for the six months ended June 30, 1998, from $1.2 million for the six months ended June 30, 1997. The increase is primarily the result of increased filing fees per Vacation Interval sold, which increased from $35 per contract during 1997 to $250 per contract by June 30, 1998. This increase was also due to higher amenity usage fees and higher water and sewer income from resort utility operations.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 16.8% in the first half of 1998 from 9.6% for the comparative 1997 period. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased in comparison with the respective prior year period.

Sales and Marketing

Sales and marketing costs as a percentage of Vacation Interval sales increased to 45.2% for the six months ended June 30, 1998, from 40.2% for the same period of 1997. This increase is due primarily to the implementation of new marketing programs, start up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 12.5% for the six months ended June 30, 1998, from 16.4% for the same period of 1997. This is the result of improvements in the Company's collection effort, including increased staffing as well as improved collections administrative software, the implementation of a program through which delinquent loans are assumed by existing owners with a solid credit record, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 10.9% for the six months ended June 30, 1998, as compared to 12.5% for the six months ended June 30, 1997, however, increased $3 million in 1998 compared to 1997. The decrease in operating, general and administrative expenses as a percentage of total revenues is the result of the Company's ability to increase sales without proportionate increases in overhead. The dollar increase is attributable to additional salaries and other increased costs resulting from growth and the Company's publicly traded status effective June 1997.

Depreciation and Amortization

For the six months ended June 30, 1998, depreciation and amortization expense as a percentage of total revenues decreased to 1.7% from 1.9% for the same period of 1997. Overall, depreciation and amortization expense increased $0.5 million for the first half of 1998 as compared to 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

Interest Expense

Interest expense as a percentage of interest income decreased to 47.5% for the six months ended June 30, 1998, compared to 79.9% for the same period of 1997. This decrease was due to the payment of indebtedness with proceeds from the Company's equity and debt offerings in the second quarter of 1998, which resulted in lower interest expense on outstanding indebtedness, as well as the increase in interest income discussed above.

Income before Provision for Income Taxes

Income before provision for income taxes increased 55% to $14.7 million for the six months ended June 30, 1998, from $9.5 million for the first half of 1997, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.1% in the six months ended June 30, 1998 as compared to 37.0% in the comparable period of 1997. This increase resulted from an increase in state income taxes due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

Net income increased $3.1 million, or 52.3%, for the six months ended June 30, 1998, compared to the respective 1997 period as a result of the results of operations discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the sale of Vacation Intervals, the financing of customer notes receivable from Vacation Interval owners, management fees, sampler sales, and resort and utility operations. During the six months ended June 30, 1998 cash used in operations was $3 million. The Company generates cash from financing of customer notes receivable
(i) by borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowing. The Company uses significant amounts of cash in the development and marketing of Vacation Intervals, however, collects cash on customer notes receivable over a seven-year period. Therefore, borrowing against receivables has historically been a necessary part of normal operations.

For the six months ended June 30, 1998 and 1997, cash provided by financing activities was $74.6 million and $9.5 million, respectively. The increase in net cash provided by financing activities was mainly attributable to the issuance, in the second quarter of 1998, of $75 million of Senior Subordinated Notes due 2008. The Company's credit facilities provide for loans of up to $130 million. At June 30, 1998, approximately $1.3 million of principal and interest related to advances under the credit facilities was outstanding. The Company expects to borrow on its lines of credit during the third quarter of 1998.

For regular Federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments received after the year of sale for the period beginning on the date of sale and ending on the date the installment payments are received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The condensed consolidated financial statements do not contain an accrual for any interest expense, which would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income, which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In April 1998, the Internal Revenue Service issued a letter ruling to the Company granting a requested AMT accounting adjustment effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 will be increased each year by an estimated amount of approximately $9 million per year, which will result in the Company paying substantial additional federal and state taxes in those years. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2012. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was $46.1 million and $17.5 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume and the purchase of Crown for $4.8 million.

YEAR 2000 ISSUES

Computer systems may not properly categorize and process date information for the year 2000 and subsequent years because of the two-digit formats. Systems that do not properly classify dates could generate erroneous data or cause a system to fail. Based on the Company's assessment of year 2000 issues, it has implemented a project time line in order to ensure compliance, and believes all systems should be year 2000 compliant by the end of the second quarter of 1999. Company management believes additional external costs to the Company will be minimal, as the majority of resources necessary to complete the compliance procedures are within the Company.

SUBSEQUENT EVENTS

On June 26, 1998, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company's common stock. Subsequent to June 30, 1998, approximately 294,000 shares had been repurchased at an average price of $13.21 per share.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 20, 1998, a proposal to elect the nominee listed in the following table as a director of the Company was submitted to a vote of the Company's stockholders.

     Nominee                     Votes For              Votes Withheld
     -------                     ---------              --------------
     Stuart Marshall Bloch       11,065,896                 1,289

At the same meeting, proposals to (i) approve and adopt an Amendment to the 1997 Stock Option Plan and (ii) ratify the appointment of Deloitte & Touche L.L.P. as independent accountants for the ensuing year were submitted to a vote of the Company's stockholders. Both proposals were adopted by the stockholders. The voting was as follows:

                                                 Votes For             Votes Against              Abstentions
                                                 ---------             -------------              -----------
Amendments to 1997 Stock Option Plan             10,974,705              146,280                     6,200

Ratification of Independent Accountants          11,065,825                    0                     1,360


Item 5. Other Matters

On June 26, 1998, the Board of Directors of the Company authorized the repurchase of up to 300,000 shares of the Company's common stock. Subsequent to June 30, 1998, approximately 294,000 shares had been repurchased at an average price of $13.21 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits

          4.1 First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998.

          10.1     Employment Agreement with Harry J. White, Jr.

          10.2     Amendment to Employment Agreement with Sharon K. Brayfield.

          10.3 Non-Qualified Stock Option Agreement dated June 25, 1998 with Thomas C. Franks.

          10.4 Incentive and Non-Qualified Stock Option Agreement dated June 25, 1998 with Sharon K. Brayfield.

          10.5 Non-Qualified Stock Option Agreement dated June 29, 1998 with Harry J. White, Jr.

          10.6 Bill of Sale and Blanket Assignment dated May 28, 1998 between the Company and Crown Resort Co., LLC.

          27.0     Financial Data Summary


  (b)     Reports on Form 8-K

          none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 12, 1998                       By:  /s/  ROBERT E. MEAD
                                                 ------------------------------
                                                        Robert E. Mead
                                                  Chairman of the Board and
                                                   Chief Executive Officer


Dated:  August 12, 1998                       By:  /s/  HARRY J. WHITE JR.
                                                 ------------------------------
                                                        Harry J. White Jr.
                                                      Chief Financial Officer

                      INDEX TO EXHIBITS

 Exhibit
 Number     Description
 ------     -----------
   4.1      First Amendment to 1997 Stock Option Plan for Silverleaf
            Resorts, Inc., effective as of May 20, 1998.

   10.1     Employment Agreement with Harry J. White, Jr.

   10.2     Amendment to Employment Agreement with Sharon K. Brayfield.

   10.3     Non-Qualified Stock Option Agreement dated June 25, 1998 with
            Thomas C. Franks.

   10.4     Incentive and Non-Qualified Stock Option Agreement dated June
            25, 1998 with Sharon K. Brayfield.

   10.5     Non-Qualified Stock Option Agreement dated June 29, 1998 with
            Harry J. White, Jr.

   10.6 Bill of Sale and Blanket Assignment dated May 28, 1998 between the Company and Crown Resort Co., LLC.

   27.0     Financial Data Summary