Form 10-Q
period 1998-09-30
SILVERLEAF RESORTS INC
filed 1998-11-12
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

         Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 10, 1998: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX


                                                                                         Page
                                                                                         ----
PART I.      FINANCIAL INFORMATION (Unaudited)

Item 1.      Condensed Consolidated Statements of Income for the three months
             and nine months ended September 30, 1998 and 1997 .......................    1
             Condensed Consolidated Balance Sheets as of September 30, 1998 and
             December 31, 1997 .......................................................    2
             Condensed Consolidated Statement of Shareholders' Equity for the
             nine months ended September 30, 1998 ....................................    3
             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and 1997 .......................................    4
             Notes to Condensed Consolidated Financial Statements ....................    5
Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...................................................    10

PART II.     OTHER INFORMATION

Item 5.      Other Matters ...........................................................    18
Item 6.      Exhibits and Reports on Form 8-K ........................................    18
             Signatures ..............................................................    19

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                    ------------------------------      ------------------------------
                                                        1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
REVENUES:
   Vacation Interval sales                          $     37,409      $     18,337      $    100,281      $     51,963
   Interest income                                         4,262             2,407            11,244             6,435
   Interest income from affiliates                            16                16                47               220
   Management fee income                                     725               752             1,819             1,753
   Lease income                                              682               278             1,685             1,153
   Other income                                            2,125             1,112             4,333             2,347
                                                    ------------      ------------      ------------      ------------
             Total revenues                               45,219            22,902           119,409            63,871

COSTS AND OPERATING EXPENSES:
   Cost of Vacation Interval sales                         5,605             1,916            16,154             5,131
   Sales and marketing                                    19,260             8,219            47,692            21,720
   Provision for uncollectible notes                       4,489             2,523            12,346             8,048
   Operating, general and administrative                   4,225             3,401            12,336             8,506
   Depreciation and amortization                           1,029               471             2,280             1,255
   Interest expense to affiliates                           --                --                --                 422
   Interest expense to unaffiliated entities               1,756               463             5,088             3,421
                                                    ------------      ------------      ------------      ------------
             Total costs and operating expenses           36,364            16,993            95,896            48,503

Income before provision for income taxes                   8,855             5,909            23,513            15,368
Provision for income taxes                                (3,435)           (2,186)           (9,019)           (5,687)
                                                    ------------      ------------      ------------      ------------
NET INCOME                                          $      5,420      $      3,723      $     14,494      $      9,681
                                                    ============      ============      ============      ============
NET INCOME PER COMMON SHARE:

   BASIC                                            $       0.42      $       0.33      $       1.16      $       1.05
                                                    ============      ============      ============      ============
   DILUTED                                          $       0.42      $       0.33      $       1.14      $       1.04
                                                    ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:

   BASIC                                              13,054,380        11,311,517        12,543,544         9,247,048
                                                    ============      ============      ============      ============

   DILUTED                                            13,054,380        11,403,192        12,664,871         9,341,065
                                                    ============      ============      ============      ============



            See notes to condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (Unaudited)



                                                                      September 30,  December 31,
                             ASSETS                                       1998           1997
                                                                      -------------  ------------
Cash and equivalents                                                    $   7,516      $   4,970
Restricted cash                                                               200            200
Notes receivable, net of allowance for doubtful accounts of
   $20,590 and $12,261, respectively                                      155,261         92,036
Amounts due from affiliates                                                 2,990          1,389
Inventory                                                                  52,267         28,310
Land, equipment and utilities, net                                         31,256         21,629
Prepaid and other assets                                                   18,368          7,867
                                                                        ---------      ---------
             Total Assets                                               $ 267,858      $ 156,401
                                                                        =========      =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses                                $  10,943      $   5,106
   Unearned revenues                                                        4,810          3,122
   Income taxes payable                                                     3,494          1,500
   Deferred income taxes, net                                              20,074         14,037
   Notes payable and capital lease obligations                             14,846         48,871
   Senior subordinated notes                                               75,000           --
                                                                        ---------      ---------
             Total Liabilities                                            129,167         72,636


SHAREHOLDERS' EQUITY
   Common stock, par value $0.01 per share, 100,000,000
         shares authorized, 13,311,517 shares issued and 12,972,517 shares outstanding at September 30, 1998 and 11,311,517
         shares issued and outstanding at December 31, 1997                   133            113
   Additional paid-in capital                                             109,339         64,577
   Retained earnings                                                       33,569         19,075
   Treasury stock, at cost, 339,000 shares                                 (4,350)          --
                                                                        ---------      ---------
             Total Shareholders' Equity                                   138,691         83,765
                                                                        ---------      ---------
             Total Liabilities and Shareholders' Equity                 $ 267,858      $ 156,401
                                                                        =========      =========





            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                  (Unaudited)


                                        Common Stock
                                   ------------------------  Additional                       Treasury Stock
                                     Number of        Par      Paid-in     Retained    -------------------------------
                                   Shares Issued     Value     Capital     Earnings     Shares      Cost       Total
                                   -------------    -------  ----------    --------    --------   --------   ---------
January 1, 1998                       11,311,517    $ 113     $ 64,577     $ 19,075          --   $     --   $  83,765

Issuance of common stock               2,000,000       20       44,762           --          --         --      44,782

Treasury stock                                --       --           --           --     339,000     (4,350)     (4,350)

Net income                                    --       --           --       14,494          --         --      14,494
                                      ----------    -----    ---------     --------     -------   --------   ---------
September 30, 1998                    13,311,517    $ 133    $ 109,339     $ 33,569     339,000   $ (4,350)  $ 138,691
                                      ==========    =====    =========     ========     =======   ========   =========





            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ------------------------
                                                                    1998           1997
                                                                 ---------      ---------
OPERATING ACTIVITIES:
  Net Income                                                     $  14,494      $   9,681
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    2,280          1,255
    Discontinued operations                                           --              917
    Deferred income taxes                                            6,037          5,016
    Increase (decrease) in cash from changes in
      assets and liabilities:
      Restricted cash                                                 --             (200)
      Amounts due from affiliates                                   (1,601)         4,240
      Inventory                                                    (23,957)        (5,951)
      Prepaid and other assets                                     (10,631)        (1,607)
      Accounts payable and accrued expenses                          5,837          1,143
      Amounts due to affiliates                                       --              284
      Unearned revenues                                              1,688           (217)
      Income taxes payable                                           1,994            690
                                                                 ---------      ---------
         Net cash provided by (used in) operating activities        (3,859)        15,251
                                                                 ---------      ---------
INVESTING ACTIVITIES:
  Purchases of land, equipment and utilities                       (10,676)        (4,649)
  Proceeds from sale of land, equipment and utilities                 --              420
  Notes receivable, net                                            (63,225)       (26,200)
                                                                 ---------      ---------
         Net cash used in investing activities                     (73,901)       (30,429)
                                                                 ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities              118,682         27,279
  Payments on borrowings to unaffiliated entities                  (78,808)       (45,408)
  Proceeds from borrowings from affiliates                            --               25
  Payments on borrowings to affiliates                                --          (15,074)
  Net proceeds from issuance of common stock                        44,782         51,143
  Purchase of treasury stock                                        (4,350)          --
  Discontinued operations                                             --             (228)
                                                                 ---------      ---------
         Net cash provided by financing activities                  80,306         17,737
                                                                 ---------      ---------
  Net increase in cash                                               2,546          2,559

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                4,970            973
                                                                 ---------      ---------
  End of period                                                  $   7,516      $   3,532
                                                                 =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $   2,216      $   3,019

  Income taxes paid                                              $     988      $    --

  Equipment acquired under capital lease or note                 $   2,065      $   1,813




            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1 - BACKGROUND

The condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A (File No. 001-13003) as filed with the Securities and Exchange Commission. The accounting policies used in preparing the condensed consolidated financial statements presented herein are the same as those described in such Form 10-K/A. Certain previously reported amounts, however, have been reclassified to conform to the 1998 presentation.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income", effective January 1, 1998. The Company had no items classified as other comprehensive income in the periods presented.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
No. 131"). SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. It establishes standards for reporting and displaying information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. SFAS No. 131 may require additional disclosures and will be applied by the Company for its 1998 annual financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which establishes standards for and disclosures of derivative instruments and hedging activities. The Company currently has no derivative instruments in place.

On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs for start-up activities, including organization costs, be charged to expense as incurred. The Company currently follows the practice of charging start-up costs to expense as incurred. The adoption of SOP 98-5, therefore, will have no effect on results of operations or financial position of the Company.

NOTE 2 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 1998 and 1997:

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                      --------------------------       ---------------------------
                                                         1998            1997             1998             1997
                                                      ----------      ----------       ----------        ---------
Weighted average shares outstanding - basic           13,054,380      11,311,517       12,543,544        9,247,048
Issuance of shares from stock options proceeds              --           545,193          728,887          558,463
Repurchase of shares from stock options proceeds            --          (453,518)        (607,560)        (464,446)
                                                      ----------      ----------       ----------        ---------
Weighted average shares outstanding - diluted         13,054,380      11,403,192       12,664,871        9,341,065
                                                      ==========      ==========       ==========        =========

For the three months ended September 30, 1998, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - PUBLIC OFFERINGS

Effective April 3, 1998, the Company completed the sale of 2,000,000 shares of Company common stock at a price of $24.375 per share. On the same date, the majority shareholder of the Company sold 875,000 additional shares of Company common stock.

Also effective April 3, 1998, the placement of $75 million aggregate principal amount of 10 1/2% senior subordinated notes due 2008 ("Senior Subordinated Notes") was completed by the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities. The Company received proceeds from these two offerings in an aggregate net amount of $118,940,000. Costs incurred in connection with the offerings were approximately $4.4 million. The Company has utilized the proceeds primarily for the repayment of notes payable and capital lease obligations, and its construction and acquisition programs.

The following unaudited condensed pro forma financial information for the nine months ended September 30, 1998 and 1997 was prepared from the consolidated financial statements of the Company by adjusting for the effect of all public offerings in 1998 and 1997, which includes the Company's initial public offering completed in June 1997 and the equity and debt offerings completed in April 1998, including debt repaid from proceeds of such offerings, as if all of these transactions had occurred on January 1, 1997. The pro forma information is for informational purposes only and not necessarily indicative of the financial position or results of operations that would have resulted had these offerings actually occurred on January 1, 1997, nor does it purport to represent future financial position or results of operations of the Company (in thousands, except per share amounts):

                                                Pro Forma Condensed Consolidated
                                                     Statements of Income
                                                          (Unaudited)
                                                --------------------------------
                                                Nine Months Ended September 30,
                                                --------------------------------
                                                    1998               1997
                                                ------------      --------------
Revenues                                        $    119,362      $     63,651
Expenses                                              95,442            50,654
                                                ------------      ------------
   Income before provision for income taxes           23,920            12,997
Provision for income taxes                            (9,175)           (4,810)
                                                ------------      ------------
Net income                                      $     14,745      $      8,187
                                                ============      ============
Net income per share:
      Basic                                     $       1.11      $       0.71
                                                ============      ============
      Diluted                                   $       1.10      $       0.70
                                                ============      ============
Weighted average shares outstanding:
     Basic                                        13,311,517        11,553,116
                                                ============      ============
     Diluted                                      13,432,844        11,644,711
                                                ============      ============

NOTE 4 - DEBT

Notes payable, captial lease obligations, and Senior Subordinated Notes consist of the following:

                                                                            September 30,                 December 31,
                                                                                1998                         1997
                                                                           ---------------              ---------------
$40 million revolving loan agreement, which contains certain financial covenants, due October 2005, principal and interest
  payable from the proceeds obtained from customer notes
  receivable which are pledged as collateral for the note,
  at an interest rate of LIBOR plus 2.5% ................................  $        10,992              $        22,137

$12 million revolving loan agreement, which contains certain financial covenants, due May  2003, principal and
  interest payable from the proceeds obtained from
  customer notes receivable which are pledged as
  collateral for the note, at an interest rate of Base plus
  2.75% (11.25% at December 31, 1997) ...................................             --                          4,122

$60 million revolving loan agreement, which contains
  certain financial covenants, due December 1999,
  principal and interest payable from the proceeds obtained
  on customer notes receivable pledged as collateral for
  the note, at an interest rate of LIBOR plus 2.55% .....................             --                          1,529

$15 million revolving loan agreement, which contains certain financial covenants, due November 2002, principal and interest
  payable from the proceeds obtained from customer notes
  receivable which are pledged as collateral for the note,
  at an interest rate of Prime plus 2% ..................................              720                       12,596

$10 million line of credit, due January 2000, with drawings permitted until December 1998, at a variable rate of LIBOR plus 3%, secured by land, improvements, and equipment of various existing resorts
  and new resorts .......................................................             --                          4,070

Various notes, due from April 1998 through October 2002,
  collateralized by various assets with interest rates ranging from 4.3% to 24.7% at September 30, 1998 and 4.2% to
  14.0% at December 31, 1997 ............................................              660                        1,785
                                                                           ---------------              ---------------

          Total notes payable ...........................................           12,372                       46,239
Capital lease obligations ...............................................            2,474                        2,632
                                                                           ---------------              ---------------

          Total notes payable and capital lease obligations .............           14,846                       48,871

10 1/2% Senior Subordinated Notes, due 2008, interest payable semi-
   annually on April 1 and October 1, guaranteed by all of the
   Company's present and future domestic restricted subsidiaries ........           75,000                         --
                                                                           ---------------              ---------------

           Total ........................................................  $        89,846              $        48,871
                                                                           ===============              ===============

Prime rate at September 30, 1998 and December 31, 1997 was 8.50%.

Applicable LIBOR rates at September 30, 1998 and December 31, 1997 ranged from 5.25% to 5.38% and 5.72% to 5.81%, respectively.

The Company's credit facilities provide for loans of up to $125 million.

NOTE 5 - SUBSIDIARY GUARANTEES

All subsidiaries of the Company have guaranteed the $75.0 million of Senior Subordinated Notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management had determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During the second quarter, the Company liquidated several subsidiaries with nominal operations.

Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 1998 and 1997 are as follows (in thousands):

                        September 30,
                      -----------------
                       1998       1997
                      ------     ------
Revenues              $  81        365

Expenses               (188)      (444)
                      -----      -----

Net income (loss)     $(107)     $ (79)
                      =====      =====

Combined summarized balance sheet information as of September 30, 1998 for the Guarantor Subsidiaries is as follows (in thousands):

                                                 September 30,
                                                 -------------
                                                     1998
                                                  ---------
Land, equipment, inventory and utilities, net     $      10
Other assets                                             17
                                                  ---------
      Total assets                                $      27
                                                  =========

Investment by parent (includes equity and
    amounts due to parent)                        $      88
Other liabilities                                       (61)
                                                  ---------
      Total liabilities and equity                $      27
                                                  =========

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

The Company acquired a golf course and undeveloped land near Atlanta, Georgia, for approximately $4.1 million. The undeveloped land was acquired in September 1998 for $0.6 million and the golf course was acquired in October 1998 for $3.5 million. The Company also acquired undeveloped land near Kansas City, Missouri, for approximately $1.5 million in September 1998. These acquisitions are accounted for under the purchase method of accounting based on preliminary information, and are subject to final allocation of purchase price.

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

The Company currently owns and/or operates 20 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 72,000 owners. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                    ---------------------------------       ------------------------------
                                                        1998                1997                1998            1997
                                                    --------------      -------------       -------------  ---------------
As a percentage of Total Revenues:
     Vacation Interval sales                                  82.7%              80.1%               84.0%            81.4%
     Interest income                                           9.5%              10.5%                9.5%            10.4%
     Management fee income                                     1.6%               3.3%                1.5%             2.7%
     Lease income                                              1.5%               1.2%                1.4%             1.8%
     Other income                                              4.7%               4.9%                3.6%             3.7%
                                                    --------------      -------------       -------------  ---------------
          Total revenues                                     100.0%             100.0%              100.0%           100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales                          15.0%              10.4%               16.1%             9.9%
     Sales and marketing                                      51.5%              44.8%               47.6%            41.8%
     Provision for uncollectible notes                        12.0%              13.8%               12.3%            15.5%

As a percentage of Interest Income:
     Interest expense                                         41.0%              19.1%               45.1%            57.7%

As a percentage of Total Revenues:
     Operating, general and administrative                     9.3%              14.9%               10.3%            13.3%
     Depreciation and amortization                             2.3%               2.1%                1.9%             2.0%
     Total costs and operating expenses                       80.4%              74.2%               80.3%            75.9%


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

Revenues for the three months ended September 30, 1998 were $45.2 million, representing a $22.3 million or 97.4% increase over revenues of $22.9 million for the three months ended September 30, 1997. The increase was primarily due to a $19.1 million increase in Vacation Interval sales, a $1.9 million increase in interest income, and a $1.0 million increase in other income. The strong increase in Vacation Interval sales primarily resulted from increased sales at existing resorts and sales at three new resorts, Timber Creek near St. Louis, Missouri, and Fox River near Chicago, Illinois, which both opened sales offices in the fourth quarter of 1997, and Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998. In the 1998 third quarter, the number of Vacation Intervals sold, exclusive of upgraded

Vacation Intervals, increased 90.4% to 3,608 from 1,895 in the same period of 1997; the average price per Vacation Interval sold increased 10.8% to $8,046 from $7,263. Total Vacation Interval sales for the third quarter of 1998 included 1,030 biennial intervals (counted as 515 Vacation Intervals) compared to 518 (259 Vacation Intervals) in the third quarter of 1997. The Company experienced increased revenues generated from sales of upgraded Vacation Intervals at the existing resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

Interest income increased to $4.3 million for the three months ended September 30, 1998, from $2.4 million for the respective 1997 period. This increase resulted from an increase in notes receivable due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998.

Management fee income remained virtually flat at $0.7 million for the 1998 third quarter as compared to $0.8 million for the same period of 1997.

Lease income, which relates to the Company's sampler program, increased to $0.7 million for the three months ended September 30, 1998, compared to $0.3 million for the same period in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts.

Other income increased to $2.1 million for the quarter ended September 30, 1998, from $1.1 million for the quarter ended September 30, 1997. The increase is primarily the result of increased filing fees per Vacation Interval sold, from $35 per contract during 1997 to $500 per contract by September 30, 1998. This increase was also due to higher amenity usage fees and higher water and sewer income from resort utility operations.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 15.0% in the third quarter of 1998 from 10.4% for the same period of 1997. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased in comparison with the respective prior year period.

Sales and Marketing

Sales and marketing costs as a percentage of Vacation Interval sales increased to 51.5% for the three months ended September 30, 1998, from 44.8% for the same period of 1997. This increase is due primarily to the implementation of new marketing programs, start up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 12.0% for the three months ended September 30, 1998, from 13.8% for the same period of 1997. This is the result of improvements in the Company's collection efforts, including increased staffing as well as improved collections administrative software, the implementation of a program through which delinquent loans are assumed by existing owners with a solid credit record, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 9.3% for the three months ended September 30, 1998, as compared to 14.9% for the three months ended September 30, 1997, however, increased $0.8 million in 1998 compared to 1997. The decrease in operating, general and administrative expenses as a percentage of total revenues is the result of the Company's ability to increase sales without proportionate increases in overhead. The dollar increase is attributable to additional salaries and other increased costs resulting from growth and the Company's publicly traded status effective June 1997.

Depreciation and Amortization

For the three months ended September 30, 1998, depreciation and amortization expense as a percentage of total revenues was 2.3% as compared to 2.1% for the same period of 1997. Overall, depreciation and amortization expense increased $0.6 million for the third quarter of 1998 as compared to 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

Interest Expense

Interest expense as a percentage of interest income increased to 41.0% for the third quarter of 1998 from 19.1% for the same period of 1997. This increase is primarily a result of interest incurred on the $75 million Senior Subordinated Notes issued in the second quarter 1998.

Income before Provision for Income Taxes

Income before provision for income taxes increased 49.9% to $8.9 million for the quarter ended September 30, 1998, from $5.9 million for the quarter ended September 30, 1997, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.8% in the third quarter of 1998 as compared to 37.0% in the third quarter of 1997. This increase resulted from an increase in state income taxes due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

Net income increased $1.7 million, or 45.6%, for the three months ended September 30, 1998, compared to the respective 1997 period as a result of the results of operations discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

Revenues for the nine months ended September 30, 1998 were $119.4 million, representing a $55.5 million or 87.0% increase over revenues of $63.9 million for the nine months ended September 30, 1997. The increase was primarily due to a $48.3 million increase in Vacation Interval sales, a $4.6 million increase in interest income, and a $2.0 million increase in other income. The strong increase in Vacation Interval sales primarily resulted from increased sales at existing resorts and sales at three new resorts, Timber Creek near St. Louis, Missouri, and Fox River near Chicago, Illinois, which both opened sales offices in the fourth quarter of 1997, and Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998. For the nine months ended September 30, 1998, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 83.1% to 9,651 from 5,271 in the same period of 1997; the average price per Vacation Interval sold increased 6.6% to $8,039 from $7,539. Total Vacation Interval sales for the first nine months of 1998 included 2,582 biennial intervals (counted as 1,291 Vacation

Intervals) compared to 1,422 (711 Vacation Intervals) during the respective 1997 period. The Company experienced increased revenues generated from sales of upgraded Vacation Intervals at the existing resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

Interest income increased 69.7% to $11.3 million for the nine months ended September 30, 1998, from $6.7 million for the respective 1997 period. This increase resulted from an increase in notes receivable due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998.

Management fee income remained flat at $1.8 million for the nine months ended September 30, 1998 as compared to $1.8 million for the comparative 1997 period.

Lease income, which relates to the Company's sampler program, increased to $1.7 million for the nine months ended September 30, 1998, compared to $1.2 million for the same period in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts.

Other income increased to $4.3 million for the nine months ended September 30, 1998, from $2.3 million for the nine months ended September 30, 1997. The increase is primarily the result of increased filing fees per Vacation Interval sold, which increased from $35 per contract during 1997 to $500 per contract by September 30, 1998. This increase was also due to higher amenity usage fees and higher water and sewer income from resort utility operations.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 16.1% in the first nine months of 1998 from 9.9% for the comparative 1997 period. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased in comparison with the respective prior year period.

Sales and Marketing

Sales and marketing costs as a percentage of Vacation Interval sales increased to 47.6% for the nine months ended September 30, 1998, from 41.8% for the same period of 1997. This increase is due primarily to the implementation of new marketing programs, start up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 12.3% for the nine months ended September 30, 1998, from 15.5% for the same period of 1997. This is the result of improvements in the Company's collection efforts, including increased staffing as well as improved collections administrative software, the implementation of a program through which delinquent loans are assumed by existing owners with a solid credit record, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 10.3% for the nine months ended September 30, 1998, as compared to 13.3% for the nine months ended September 30,

1997, however, increased $3.8 million in 1998 compared to 1997. The decrease in operating, general and administrative expenses as a percentage of total revenues is the result of the Company's ability to increase sales without proportionate increases in overhead. The dollar increase is attributable to additional salaries and other increased costs resulting from growth and the Company's publicly traded status effective June 1997.

Depreciation and Amortization

For the nine months ended September 30, 1998, depreciation and amortization expense as a percentage of total revenues decreased to 1.9% from 2.0% for the same period of 1997. Overall, depreciation and amortization expense increased $1.0 million for the first nine months of 1998 as compared to 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

Interest Expense

Interest expense as a percentage of interest income decreased to 45.1% for the nine months ended September 30, 1998, compared to 57.7% for the same period of 1997. This decrease was due to the payment of indebtedness with proceeds from the Company's equity and debt offerings in the second quarter of 1998, which resulted in lower interest expense on outstanding indebtedness, as well as the increase in interest income discussed above.

Income before Provision for Income Taxes

Income before provision for income taxes increased 53.0% to $23.5 million for the nine months ended September 30, 1998, from $15.4 million for the same period of 1997, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.4% in the nine months ended September 30, 1998 as compared to 37.0% in the comparable period of 1997. This increase resulted from an increase in state income taxes due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

Net income increased $4.8 million, or 49.7%, for the nine months ended September 30, 1998, compared to the respective 1997 period as a result of the results of operations discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the sale of Vacation Intervals, the financing of customer notes receivable from Vacation Interval owners, management fees, sampler sales, and resort and utility operations. During the nine months ended September 30, 1998, cash used in operations was $3.9 million. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. The Company uses significant amounts of cash in the development and marketing of Vacation Intervals, however, collects cash on customer notes receivable over a seven-year period. Therefore, borrowing against receivables has historically been a necessary part of normal operations.

For the nine months ended September 30, 1998 and 1997, cash provided by financing activities was $80.3 million and $17.7 million, respectively. The increase in net cash provided by financing activities was mainly attributable to the issuance, in the second quarter of 1998, of $75 million of Senior Subordinated

Notes due 2008. The Company's credit facilities provide for loans of up to $125 million. At September 30, 1998, approximately $11.7 million of principal and interest related to advances under the credit facilities was outstanding.

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

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $73.9 million and $30.4 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume and the purchase of Crown for $4.8 million.

YEAR 2000 ISSUES

Many of the world's computer systems record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could potentially lead to disruptions in the Company's operations. The Company has conducted a review of its information technology ("IT") systems currently utilized and is in the process of identifying and assessing non-IT systems in order to determine its potential year 2000 deficiencies. This study included reviewing all applicable reports, files, inquiry screens, maintenance screens, batch programs, software, hardware, and other interactive applications. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to year 2000 problems. In completing its assessment, the Company has identified several primary computer systems that are currently not year 2000 compliant. Each of these computer systems and its year 2000 compliance status are discussed below:

Marketing system - The current Marketing system requires modifications in order to be year 2000 compliant. These modifications are anticipated to be completed during the second quarter of 1999.

Sales and Credit system - The Sales and Credit system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Sales and Credit system is scheduled to be completed by February 1999.

Accounts Receivable system - The Accounts Receivable system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Accounts Receivable system is scheduled to be completed during the first quarter of 1999.

Inventory system - The Inventory system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Inventory system should be completed in the second quarter of 1999.

Finance Administration system - The Finance Administration system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Finance Administration system is scheduled to be completed during the first quarter of 1999.

Sales Commissions system - The Sales Commissions system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Sales Commissions system should be completed during the first quarter of 1999.

Predictive dialer software - The Company's predictive dialer software should be year 2000 compliant with an upgrade scheduled for the fourth quarter of 1998.

The General Ledger and Accounts Payable systems are currently not year 2000 compliant as well. However, these systems should be year 2000 compliant by the first quarter of 1999 as the Company converts to new accounting software.

In the redevelopment phase of each module, the system being modified will be tested by the appropriate programmers to ensure proper handling of dates. Test procedures have already been developed as well as a complete test environment. The necessary personnel and processing resources have been determined and assigned to the appropriate projects. All major redeveloped systems will be run parallel with the existing systems to ensure completeness and accuracy. All redeveloped systems will be verified and accepted by the appropriate users prior to eliminating the existing systems. Any other primary computer systems currently utilized by the Company, that are not mentioned above, are already year 2000 compliant.

In addition to the major computer systems described above, the Company primarily utilizes standardized Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are written in Visual Basic and programmed to handle year 2000 issues. All operating systems utilized by the Company, which include Novell, Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company is in the process of inspecting and evaluating all data communications equipment, including PCs, and should complete this evaluation process by January 1999. The Company has located a minimal number of PCs requiring replacement and anticipates that no significant deficiencies of data communications equipment will be found.

The Company has made inquiries of its major vendors, consisting primarily of financial institutions, regarding their year 2000 compliance status and its potential impact to the Company's business. Based on these discussions, the Company does not anticipate year 2000 difficulties associated with its major vendors. The Company, however, has made contingency plans to change vendors if year 2000 problems at its existing vendors create interruptions to its business.

Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $300,000, including an estimate of internal payroll committed to the projects, of which approximately $150,000 has already been incurred. The Company will utilize both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 90% complete and that its remediation is approximately 20% complete.

The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The

Company believes, however, that its year 2000 compliance plan and time line provide adequate staffing, resources, and time to mitigate and proactively respond to any unforeseen year 2000 problems in a timely and preemptive manner. The cost of year 2000 compliance and the estimated date of completion of necessary modifications, however, are based on the Company's best estimates, which were derived from various assumptions of future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

SUBSEQUENT EVENTS

In October 1998, the company acquired a golf course near Atlanta, Georgia, for approximately $3.5 million and undeveloped land near Kansas City, Missouri, for approximately $1.5 million, utilizing proceeds from its available lines of credit.

PART II.  OTHER INFORMATION


ITEM 5.  OTHER MATTERS

On September 15, 1998, the Board of Directors of the Company amended its Stock Repurchase Program originally authorized on June 26, 1998, increasing the number of shares the Company may repurchase under such program from 300,000 to 430,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits

          10.1 Contract of Sale by and between Terry Adair and George R. Bedell, as Trustee, dated March 27, 1998. (Sale closed September 28, 1998.)

          10.2 Contract of Sale by and between Great Atlantic Properties Corp. and George R. Bedell, as Trustee, dated August 12, 1998.

          10.3 Contract of Sale, dated February 25, 1998 (as amended in October 1998), by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc. (Sale closed October 15, 1998.)

          10.4 Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc.

          10.5 Second Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc.

          10.6 Management Agreement, dated October 13, 1998, by and between the Company and Eagle Greens Ltd.

          10.7 First Amendment to Employment Agreement between the Company and Jim Oestreich, dated June 12, 1998.

          10.8 Second Amendment to Employment Agreement between the Company and Jim Oestreich, dated September 29, 1998.

          10.9 Non-Qualified Stock Option Agreement, dated June 12, 1998, with Jim Oestreich.

          10.10 First Amendment to Employment Agreement between the Company and David T. O'Connor, dated August 31, 1998.

          10.11 Non-Qualified Stock Option Agreement, dated August 31, 1998, with David T. O'Connor.

          10.12 One to Four Family Residential Contract (Resale) between the Company and Thomas C. Franks, dated July 30, 1998.

          27.0   Financial Data Summary.

  (b)     Reports on Form 8-K

          none

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998                 By:      /s/ ROBERT E. MEAD
                                              ----------------------------------
                                                       Robert E. Mead
                                                 Chairman of the Board and
                                                  Chief Executive Officer


Dated:  November 13, 1998                 By:    /s/ HARRY J. WHITE JR.
                                              ----------------------------------
                                                     Harry J. White Jr.
                                                  Chief Financial Officer

                               Index to Exhibits

Exhibit
Number    Description
-------   -----------
10.1      Contract of Sale by and between Terry Adair and George R. Bedell, as
          Trustee, dated March 27, 1998. (Sale closed September 28, 1998.)

10.2      Contract of Sale by and between Great Atlantic Properties Corp. and
          George R. Bedell, as Trustee, dated August 12, 1998.

10.3      Contract of Sale, dated February 25, 1998 (as amended in October
          1998), by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development
          Co., Inc. (Sale closed October 15, 1998.)

10.4 Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a
          Northeast Georgia Recreational Development Co., Inc.

10.5 Second Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc.

10.6      Management Agreement, dated October 13, 1998, by and between the
          Company and Eagle Greens Ltd.

10.7      First Amendment to Employment Agreement between the Company and Jim
          Oestreich, dated June 12, 1998.

10.8      Second Amendment to Employment Agreement between the Company and Jim
          Oestreich, dated September 29, 1998.

10.9      Non-Qualified Stock Option Agreement, dated June 12, 1998, with Jim
          Oestreich.

10.10     First Amendment to Employment Agreement between the Company and David
          T. O'Connor, dated August 31, 1998.

10.11     Non-Qualified Stock Option Agreement, dated August 31, 1998, with
          David T. O'Connor.

10.12 One to Four Family Residential Contract (Resale) between the Company and Thomas C. Franks, dated July 30, 1998.

27.0      Financial Data Summary.