Form 10-K
period 1998-12-31
SILVERLEAF RESORTS INC
filed 1999-03-26
CIK 1033032

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

        Registrant's Telephone Number, Including Area Code: 214-631-1166

           Securities Registered Pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
    ---------------------------  -------------------------------------------
      COMMON STOCK, $.01 PAR                       NYSE
              VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 ---------------

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 19, 1999 as reported on the New York Stock Exchange, was approximately $38,519,599. At March 19, 1999, there were 12,889,417 shares of the Registrant's Common Stock outstanding.

    Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1998 fiscal year, are incorporated by reference in Part III of this Form 10-K.

===============================================================================

                                 FORM 10-K INDEX

                                                                                                               PAGE
                                                                                                               ----
                                                       PART I

      Items 1 and 2.         Business and Properties....................................................          4

      Item 3.                Legal Proceedings..........................................................         38

      Item 4.                Submission of Matters to a Vote of Security Holders........................         38

                                                      PART II

      Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters......         39

      Item 6.                Selected Financial Data....................................................         40

      Item 7.                Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations...............................................         42

      Item 7a.               Quantitative and Qualitative Disclosures about Market Risk.................         49

      Item 8.                Financial Statements and Supplementary Data................................         49

      Item 9.                Changes In and Disagreements With Accountants on Accounting and
                                    Financial Disclosure................................................         49

                                                      PART III

      Item 10.               Directors and Executive Officers of the Registrant.........................         49

      Item 11.               Executive Compensation.....................................................         51

      Item 12.               Security Ownership of Certain Beneficial Owners and Management.............         51

      Item 13.               Certain Relationships and Related Transactions.............................         51

                                                      PART IV

      Item 14.               Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........         51

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

    Silverleaf Resorts, Inc. ("Silverleaf" or the "Company") is a leading developer, marketer, and operator of "drive-to" timeshare resorts. Silverleaf currently owns and/or operates fourteen "drive-to resorts" in Texas, Missouri, Illinois, Alabama, North Carolina, South Carolina, Pennsylvania, and Tennessee (the "Drive-to Resorts"). Silverleaf also owns and/or operates four "destination resorts" in Missouri, Mississippi, and Massachusetts (the "Destination Resorts"). The Company also owns five properties that are currently under development, including three properties being developed as Drive-to Resorts near Atlanta, Georgia, Kansas City, Missouri, and Philadelphia, Pennsylvania, and two properties being developed as Destination Resorts in Las Vegas, Nevada, and Galveston, Texas (collectively, the "New Resorts"). The Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located proximate to major metropolitan areas. Silverleaf locates its Drive-to Resorts near principal market areas to facilitate more frequent "short stay" getaways, which it believes is a growing vacation trend. Silverleaf's Destination Resorts, which are located in or near areas with national tourist appeal, offer Silverleaf customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the "Existing Resorts") provide a quiet, relaxing vacation environment. The New Resorts extend Silverleaf's core strategy of drive-to getaways with opportunity to upgrade to Destination Resorts. Silverleaf believes its resorts offer its customers an economical alternative to commercial vacation lodging. The average price for an annual one-week Vacation Interval for a two-bedroom unit at the Existing Resorts was $8,042 for 1998 and $7,834 for 1997, which compares favorably to an industry average price of $11,458 for 1997.

    Owners of Silverleaf Vacation Intervals ("Silverleaf Owners") enjoy benefits which are uncommon in the timeshare industry. These benefits include (i) use of vacant lodging facilities at the Existing Resorts at no extra cost through Silverleaf's "Endless Escape" program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange a week of vacation ownership ("Vacation Interval") for a different time period or different Existing Resort through Silverleaf's internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International ("RCI").

OPERATIONS

    Silverleaf is in the business of marketing and selling Vacation Intervals. Silverleaf's principal activities in this regard include (i) acquiring and developing timeshare resorts; (ii) marketing and selling one week annual and biennial Vacation Intervals to prospective first-time owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has substantial in-house capabilities which enable it to coordinate all aspects of development and expansion of the Existing Resorts and New Resorts and the development of any new resorts, including site selection, design, and construction pursuant to standardized plans and specifications. The Company also performs substantially all marketing and sales functions internally and continues to make significant investments in operating technology, including sophisticated telemarketing and computer systems and proprietary software applications. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Intervals through on-site sales offices located at certain of its resorts which are located in close proximity to major metropolitan areas. This practice allows the Company an alternative to the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the timeshare industry. The Company believes its marketing program and operating systems enable it to market and sell Vacation Intervals at a lower cost than its competitors in the timeshare industry.

    As part of the Vacation Interval sales process, the Company offers potential purchasers financing of up to 90% of the purchase price over a seven to ten year period. The Company has historically financed its operations by borrowing from third-party lending institutions at an advance rate of up to 70% of eligible customer receivables. At December 31, 1998, the Company had a portfolio of approximately 36,075 customer promissory notes totaling approximately $196.9 million with an average yield of 14.2% per annum, which compares favorably to the Company's weighted average cost of borrowings of 9.6% per annum. At December 31, 1998, approximately $8.8 million in principal, or 4.5% of the Company's loans to Silverleaf Owners, were 61 to 120 days past due, and approximately $17.8 million in principal, or 9.0% of the Company's loans to Silverleaf Owners, were more than 120 days past due. The Company provides for uncollectible notes by reserving an amount which management believes is sufficient to cover anticipated losses from customer defaults.

    Each Existing Resort has a timeshare owners' association (a "Club"). Each Club operates through one of three centralized organizations, referred to as Silverleaf Club, Oak N' Spruce Club, or Crown Club (collectively "Management Clubs") to manage the Existing Resorts on a collective basis. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. The Management Clubs, in turn, have contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Resorts on a collective basis. All costs of operating the Existing Resorts, including management fees to the Company, are covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts. Effective January 1999, Oak N' Spruce Club was merged into a Club within Silverleaf Club.

RECENT DEVELOPMENTS

    o CONTINUED DEVELOPMENT OF TIMBER CREEK PROPERTY. In August 1997, Silverleaf purchased the Timber Creek Resort for $1.2 million for development as a Drive-to Resort. Timber Creek Resort is located 50 miles south of St. Louis, Missouri. Silverleaf intends to develop approximately 528 additional units (27,456 Vacation Intervals) at the Timber Creek Resort. Construction of 72 units was complete as of December 31, 1998. Sales of Vacation Intervals at Timber Creek Resort began in October 1997.

    o CONTINUED DEVELOPMENT OF FOX RIVER PROPERTY. In August 1997, Silverleaf purchased the Fox River Resort for $1.7 million for development as a Drive-to Resort. Fox River Resort is located approximately 70 miles southwest of Chicago, Illinois. Silverleaf intends to develop approximately 740 additional units (38,480 Vacation Intervals) on this property. Construction of 60 units was complete as of December 31, 1998. Sales of Vacation Intervals at Fox River Resort began in November 1997.

    o CONTINUED DEVELOPMENT OF OAK N' SPRUCE RESORT. In December 1997, Silverleaf acquired the Oak N' Spruce Resort, an existing hotel/timeshare resort, in the Berkshire Mountains of western Massachusetts for $5.1 million as a new Destination Resort (originally classified as a Drive-to Resort) to serve Boston and the greater New York City market. The Oak N' Spruce Resort presently has 132 existing units. Silverleaf intends to develop approximately 568 new units (29,536 Vacation Intervals) at this resort. Silverleaf's sales of Vacation Intervals at Oak N' Spruce Resort began in January 1998.

    o CONTINUED DEVELOPMENT OF THE VILLAGES. The Villages resort, located on the shores of Lake Palestine, approximately 100 miles east miles east of Dallas, Texas, has 276 existing units. Silverleaf intends to develop approximately 424 new units (22,048 Vacation Intervals) at this resort.

    o CONTINUED DEVELOPMENT OF HOLIDAY HILLS RESORT. The Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 78 existing units. Silverleaf intends to develop approximately 722 new units (37,452 Vacation Intervals) at this resort.

    o CONTINUED DEVELOPMENT OF HILL COUNTRY RESORT. The Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 189 existing units. Silverleaf intends to develop approximately 411 new units (21,364 Vacation Intervals) at this resort.

    o DEVELOPMENT OF LAS VEGAS, NEVADA, SITE. In November 1997, Silverleaf acquired a two acre parcel near the "strip" in Las Vegas, Nevada, for $2.7 million. Silverleaf intends to develop this property as a new Destination Resort which will contain approximately 157 units (8,164 Vacation Intervals).

    o DEVELOPMENT OF GALVESTON, TEXAS, SITE. In December 1997 and February 1998, Silverleaf acquired two adjoining tracts of land in Galveston, Texas, for approximately $1.7 million, to be developed as a new beach-front Gulf Coast Destination Resort (i.e., Silverleaf's Seaside Resort). Silverleaf intends to develop approximately 282 units (14,664 Vacation Intervals) at this resort.

    o ACQUISITION OF CROWN MANAGEMENT RIGHTS. In May 1998, the Company consummated an agreement with Crown Resort Company, LLC ("Crown") to acquire management rights to eight timeshare resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $4.8 million. At December 31, 1998, these eight resorts had approximately 25,017 timeshare owners. As part of this agreement, Silverleaf received approximately 1,800 unsold Vacation Intervals and certain equipment at the eight resorts.

    o PURCHASE OF ATLANTA, GEORGIA, SITE. The Company consummated several transactions in the fourth quarter of 1998 whereby 275 acres of property, including a 221 acre golf course, 72 miles north of Atlanta, Georgia, were acquired for approximately $4.2 million. The property is being developed as a Drive-to Resort (i.e., Apple Mountain Resort). Silverleaf intends to develop approximately 608 units (31,616 Vacation Intervals) at this resort.

    o PURCHASE OF KANSAS CITY, MISSOURI, SITE. In September 1998, the Company purchased 260 acres of undeveloped land near Kansas City, Missouri, for approximately $1.5 million. The property will be developed as a Drive-to Resort (i.e., Lakeview Lodge). Silverleaf intends to develop approximately 608 units (31,616 Vacation Intervals) at this resort.

    o PURCHASE OF PHILADELPHIA, PENNSYLVANIA, SITE. In December 1998, the Company purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property will be developed as a Drive-to Resort (i.e., Beech Mountain Resort). Silverleaf has requested initial regulatory approval of 144 units. If fully developed, the property could accommodate approximately 608 units (31,616 Vacation Intervals) at this resort.

    o INCREASED SALES OF VACATION INTERVALS AT EXISTING RESORTS. In addition to the acquisitions described above, Silverleaf has also been successful in improving internal sales growth at the Existing Resorts. During 1998, Silverleaf sold 13,191 Vacation Intervals (excluding upgrades) compared to 6,592 and 5,634 during 1997 and 1996, respectively. Total sales increased to $138.4 million in 1998 from $70.1 million and $47.6 million in 1997 and 1996, respectively.

    o INVESTMENTS IN OPERATING AND TELEMARKETING SYSTEMS. During 1998, Silverleaf invested approximately $3.6 million in new automated dialers, telephone systems, computer systems, and central marketing facilities to improve Silverleaf's operating and telemarketing systems.

    o IMPROVEMENTS IN COLLECTION EFFORTS. The Company has improved its provision for uncollectible notes from 15.3% of Vacation Interval sales in 1997 to 12.1% of Vacation Interval sales in 1998. This is primarily the result of improvements in the collections efforts, including increased staffing, improved collections administrative software, and the implementation of a program through which certain delinquent loans are assumed by existing owners with a consistent payment history. Also, in the fourth quarter of 1998, the Company initiated an auto-debit program whereby new Vacation Interval buyers can elect to have their monthly dues and installment payments charged directly to their bank accounts.

GROWTH STRATEGY

    Silverleaf intends to grow through the following strategies:

    INCREASING DEVELOPMENT AND SALES OF VACATION INTERVALS. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Resorts and the New Resorts by increasing marketing, sales, and development activities. At December 31, 1998, Silverleaf owned approximately 1,500 acres of land that were available for further development of timeshare units and amenities under Silverleaf's master plan. Such plan projects development of 6,632 additional units (including 126 units presently under construction), which would result in 344,584 additional Vacation Intervals. During 1998, Silverleaf has enhanced its marketing efforts, including increased telemarketing capacity through investments in computer and automated dialing technology, increased its sales force, enhanced its lead generation methods, completed the construction of new sales offices and other amenities, enhanced its collection efforts, and commenced the development of new lodging facilities. Furthermore, Silverleaf continues to emphasize its Endless Escape program designed to accommodate shorter, "getaway" vacations and market secondary products such as biennial (alternate year) intervals and short-term leasing packages ("Samplers") which are designed to broaden Silverleaf's potential market with a wider price range of product.

    INCREASING SALES OF UPGRADED INTERVALS. Silverleaf believes it can continue to improve operating margins by increasing sales of upgraded Vacation Intervals to existing Silverleaf Owners since these sales have significantly lower sales and marketing costs. Upgrades by a Silverleaf Owner include the purchase of (i) an interval in a newly designed and constructed standard unit; (ii) an interval in a larger or higher quality unit; (iii) an interval during a more desirable time period; (iv) an interval at a different Drive-to Resort; or (v) an interval at a Destination Resort. Silverleaf has designed specific marketing and sales programs to sell upgraded Vacation Intervals to Silverleaf Owners. Silverleaf continues to construct higher quality, larger units for sale as upgraded intervals, as well as developing sites at Las Vegas and Galveston as new upgrade locations. For example, at Ozark Mountain Resort in Branson, Missouri, luxury "Presidents View" units are offered for sale at prices ranging from $12,500 to $20,500 per Vacation Interval. Intervals exchanged for upgraded intervals are added back to inventory, at historical cost, for resale at the current offering price. Sales of upgrades increased to $29.5 million in 1998, from $16.9 million in 1997 (upgrade sales represented 21.8% of Silverleaf's Vacation Interval sales in 1998 as compared to 24.6% for 1997). Silverleaf incurs additional sales commissions upon the resale of Vacation Intervals reconveyed to Silverleaf by purchasers of upgraded intervals. Such sales absorb their proportionate share of marketing costs to the extent they displace the sale of another interval, although they do not directly result in incremental marketing costs.

    DEVELOPMENT OF ADDITIONAL RESORTS AND ACQUISITIONS. In 1998, Silverleaf purchased three sites for development as Drive-to Resorts and acquired management rights to eight existing timeshare resorts, including seven Drive-to Resorts and one Destination Resort. Silverleaf continues to seek new properties for Drive-to Resorts in scenic wooded areas on lakes or waterways that are near major metropolitan areas with favorable demographic characteristics. For Destination Resorts, Silverleaf seeks popular destination resort areas that are easily accessible to Silverleaf Owners. Silverleaf is currently exploring a number of other property acquisition opportunities, and intends to continue analyzing expansion through acquiring and/or developing additional resorts.

COMPETITIVE ADVANTAGES

    Silverleaf believes the following characteristics afford it certain competitive advantages:

    LOWER MARKETING, SALES, AND ADMINISTRATIVE COSTS. With on-site sales offices within a one to two-hour drive of its targeted customers, Silverleaf can invite potential customers to tour the Drive-to Resorts without offering subsidized airline tickets and lodging, a significant marketing expense typically incurred by competitors in the industry. Silverleaf has also reduced marketing, operating, and administrative costs through centralization and automation of many functions. While marketing and sales costs as a percentage of sales will increase for recently acquired new resorts, the Company believes that these costs will, over time, return to historical levels.

    CONVENIENT DRIVE-TO LOCATIONS. Silverleaf's Drive-to Resorts are located within a two-hour drive of a majority of the target customers' residences, which accommodates the growing demand for shorter, more frequent, close-to-home vacations. This proximity facilitates use of Silverleaf's Endless Escape Program, allowing Silverleaf Owners to use vacant units for no additional charge, subject to availability and certain limitations. Silverleaf believes it is the only timeshare operator in the industry which offers its customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a "country-club" basis. See "Features Common to Existing Resorts" contained elsewhere herein.

    SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 1998, Silverleaf had an inventory of 14,453 Vacation Intervals, and a master plan to construct new units which will result in up to 226,908 additional Vacation Intervals at the Existing Resorts and 117,676 Vacation Intervals at the New Resorts. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Resorts and New Resorts and the availability of financing, grant of governmental permits, and future land-planning and site-layout considerations.

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

    LOWER CONSTRUCTION AND OPERATING COSTS. Silverleaf has developed and generally employs standard architectural designs and operating procedures which it believes significantly reduce construction and operating expenses. Standardization and integration also allow Silverleaf to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an "as needed" basis within 180 days.

    CENTRALIZED PROPERTY MANAGEMENT. Silverleaf presently operates all of the Existing Resorts on a centralized and collective basis, with operating and maintenance costs paid from Silverleaf Owners' monthly dues. Silverleaf believes that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates Silverleaf's internal exchange program, the Endless Escape Program, and the resorts' qualification in external Vacation Interval exchange programs.

    EXPERIENCED MANAGEMENT. The Company's senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. Robert E. Mead, Chairman of the Board and Chief Executive Officer, has more than 19 years of experience in the timeshare industry and since 1995 has served as a trustee member of American Resort Developers Association ("ARDA"), the primary trade association for the timeshare industry. The Company's senior officers have an average of eleven years of experience in the timeshare industry.

RESORTS SUMMARY

    The following tables set forth certain information regarding each of the Existing Resorts and New Resorts at December 31, 1998, unless otherwise indicated.

EXISTING RESORTS

                                                                            VACATION INTERVALS
                                                   UNITS AT RESORTS              AT RESORTS
                                               -----------------------  --------------------------
                              PRIMARY          INVENTORY                 INVENTORY
                              MARKET              AT        PLANNED          AT         PLANNED
    RESORT/LOCATION           SERVED           12/31/98   EXPANSION(b)    12/31/98      EXPANSION
----------------------     ------------        --------   ------------  ----------    ------------
DRIVE-TO RESORTS
Holly Lake                 Dallas-               130           108           661        5,508(d)
  Hawkins, TX              Ft. Worth, TX
The Villages               Dallas-               276           424         2,132       22,048(f)(i)
  Flint, TX                Ft. Worth, TX
Lake O' The Woods          Dallas-                64            16           218          800(d)
  Flint, TX                Ft. Worth, TX
Piney Shores               Houston, TX           148           452         2,102       23,488(f)(i)
  Conroe, TX
Hill Country               Austin-San            189(h)        411         2,482       21,364(f)(i)
  Canyon Lake, TX          Antonio, TX
Timber Creek               St. Louis,             72           528(i)      2,528       27,456(f)(i)
  DeSoto, MO               MO
Fox River                  Chicago, IL            60           740(i)        317       38,480(f)(i)
  Sheridan, IL
Treasure Lake              Central PA            145            --(e)        490           --(e)
  Dubois, PA
Alpine Bay                 Central AL             54            --(e)         --           --(e)
  Alpine, AL
Beech Mountain Lakes       Eastern PA,            54            --(e)        118           --(e)
  Drums, PA                  NY
Foxwood Hills              Eastern SC,           114            --(e)        496           --(e)
  Westminster, SC            Western GA
Lake Royale                Raleigh-               16            --(e)        215           --(e)
  Bunn, NC                   Durham, NC
Tansi Resort               Nashville-            124            --(e)        364           --(e)
  Crossville, TN           Knoxville, TN
Westwind Manor             Dallas-                37            --(e)        342           --(e)
  Bridgeport, TX           Ft. Worth, TX

DESTINATION RESORTS
Ozark Mountain             Branson,              124           400           519       20,776(f)(i)
   Kimberling City, MO     MO
Holiday Hills              Branson,               78           722           518       37,452(f)(i)
   Branson, MO             MO
Oak N' Spruce              Boston, MA            132           568           786       29,536(f)(i)
  South Lee, MA            New York, NY
Hickory Hills              Gulf Coast,            80            --(e)        165            -- (e)
  Gautier, MS                MS
                                              ------        ------        ------        ------
         Total                                 1,897         4,369        14,453        226,908
                                              ======        ======        ======        =======


                                                               VACATION
                                                              INTERVALS
                                                               SOLD(a)
                                                               -------                   AVERAGE
                              PRIMARY              DATE                        IN         SALES
                              MARKET              SALES        THROUGH        1998        PRICE    AMENITIES/
    RESORT/LOCATION           SERVED             COMMENCED     12/31/98       ONLY       IN 1998  ACTIVITIES(c)
----------------------     ------------        ------------   ---------    ----------  ---------- -------------
DRIVE-TO RESORTS
Holly Lake                 Dallas-                 1982         5,839        1,070       $7,341    B,F,G,H,M,S,T
  Hawkins, TX              Ft. Worth, TX
The Villages               Dallas-                 1980        12,220        2,670        7,816    B,F,H,M,S,T
  Flint, TX                Ft. Worth, TX
Lake O' The Woods          Dallas-                 1987         2,982          605        6,873    F,M,S,T(g)
  Flint, TX                Ft. Worth, TX
Piney Shores               Houston, TX             1988         5,594        1,700        8,534    B,F,H,M,S,T
  Conroe, TX
Hill Country               Austin-San              1984         6,968        1,500        8,471    M,S,T(g)
  Canyon Lake, TX          Antonio, TX
Timber Creek               St. Louis,              1997         1,216        1,110        8,011    B,F,G,M,S,T
  DeSoto, MO               MO
Fox River                  Chicago, IL             1997         2,804        2,515        8,710    G,M,S,T
  Sheridan, IL
Treasure Lake              Central PA              1998         6,905          139        4,196    G,B,F,S,T,M
  Dubois, PA
Alpine Bay                 Central AL              1998         2,754            4        4,108    G,B,F,S,T,M
  Alpine, AL
Beech Mountain Lakes       Eastern PA,             1998         2,636           51        4,098    B,F,S,T
  Drums, PA                  NY
Foxwood Hills              Eastern SC,             1998         5,318            5        1,786    G,T,F,S,M(g)
  Westminster, SC            Western GA
Lake Royale                Raleigh-                1998           601           --           --    G,B,F,S,T
  Bunn, NC                   Durham, NC
Tansi Resort               Nashville-              1998         5,960            5        3,471    T,G,F,B,M
  Crossville, TN           Knoxville, TN
Westwind Manor             Dallas-                 1998         1,545           --           --    G,F,M,S,T
  Bridgeport, TX           Ft. Worth, TX

DESTINATION RESORTS
Ozark Mountain             Branson,                1982         5,705          273       10,022    B,F,H,M,S,T
   Kimberling City, MO     MO
Holiday Hills              Branson,                1984         3,490          377       10,755    G,M,S,T(g)
   Branson, MO             MO
Oak N' Spruce              Boston, MA              1998         6,078        1,165        6,488    F,G,S,T
  South Lee, MA            New York, NY
Hickory Hills              Gulf Coast,             1998         3,915            2        2,935    B,F,G,M,T,S
  Gautier, MS                MS
                                                              -------       ------       ------
         Total                                                 82,530       13,191      $ 8,042
                                                              =======       ======      =======

NEW RESORTS

                          PRIMARY           DATE          PLANNED             PLANNED         EXISTING AND PLANNED
   RESORT/LOCATION     MARKET SERVED      ACQUIRED       UNITS(i)          INTERVALS(i)       AMENITIES/ACTIVITIES
   ---------------    ---------------    --------       --------          ------------       --------------------
  Galveston, TX...    Houston, TX           1997(j)         282(l)          14,664(f)(l)          B,F,M,S,T
  Las Vegas, NV...    Las Vegas, NV         1997            157(l)           8,164(f)(l)          S
  Clarkesville, GA    Atlanta, GA           1998            608             31,616(f)(k)          G,M,H,S,T
  Smithville, MO..    Kansas City, MO       1998            608(k)          31,616(f)(k)          F,M,S,T(g)
  Drums, PA.......    Philadelphia, PA      1998            608(k)          31,616(f)(k)(m)       B,F,M,S,T
                                                         ------            -------
          Total...                                        2,263            117,676
                                                         ======            =======

----------

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. For the year ended December 31, 1998, upgrade sales at the Existing Resorts were as follows:


                                                                   AVERAGE SALES PRICE
                                                                      FOR THE YEAR
                                                                       ENDED 12/31/98
                                                UPGRADED VACATION        -- NET OF
           RESORT                                INTERVALS SOLD     EXCHANGED INTERVAL
     ------------------                        ------------------   ------------------
     Holly Lake.......................                  271            $  3,376
     The Villages.....................                1,041               4,267
     Lake O' The Woods................                  159               3,501
     Piney Shores.....................                  512               3,493
     Hill Country.....................                  757               3,840
     Timber Creek.....................                  154               3,339
     Fox River........................                  253               3,059
     Ozark Mountain...................                  534               3,976
     Holiday Hills....................                2,621               5,068
     Oak N' Spruce....................                  505               4,223
     Beech Mountain...................                    3               6,167
     Treasure Lake....................                    7               5,825
                                                  ---------            --------
                                                      6,817            $  4,327
                                                  =========            ========

(b) Represents units included in the Company's master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 1998:

                              LAND-USE         LAND-USE         LAND-USE
                               PROCESS         PROCESS          PROCESS        CURRENTLY IN        SHELL
                             NOT STARTED       PENDING          COMPLETE       CONSTRUCTION       COMPLETE          TOTAL
                            ------------     ------------     ------------     ------------     ------------     ------------
Holly Lake ............               54               --               50               --                4              108
The Villages ..........              226               --              180               18               --              424
Lake O' The Woods .....               --               --               16               --               --               16
Piney Shores ..........              236               54              162               --               --              452
Hill Country ..........              171               --              220               16                4              411
Timber Creek ..........              432               --               96               --               --              528
Fox River .............              626               --               84               30               --              740
Ozark Mountain ........              364               --               12               12               12              400
Holiday Hills .........              342              180              160               26               14              722
Oak N' Spruce .........              406               60               78               24               --              568
                            ------------     ------------     ------------     ------------     ------------     ------------
                                   2,857              294            1,058              126               34            4,369
                            ============     ============     ============     ============     ============     ============


        "Land-Use Process Pending" means that the Company has commenced the process which the Company believes is required under current law in order to obtain the necessary land-use authorizations from the applicable local governmental authority with jurisdiction, including submitting for approval any architectural drawings, preliminary plats, or other attendant items as may be required.

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

        The 34 "Shell Complete" units are currently devoted to such uses as a general store, registration office, sales office, activity center, construction office, or pro shop. The Company anticipates that these units will continue to be used for such purposes during 1999.

(c) Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B -- boating; F -- fishing; G -- golf course; H -- horseback riding; M -- miniature golf; S -- swimming pool; and T -- tennis.

(d) These figures are based primarily on 50 one-week intervals per unit.

(e) The Company has management rights with respect to these resorts and presently has no ability to expand the resorts.

(f) These figures are based primarily on 52 one-week intervals per unit.

(g) Boating is available near the resort.

(h) Includes three units which have not been finished-out for accommodations and which are currently used for other purposes.

(i) Engineering, architectural, and construction estimates have not been completed by the Company, and there can be no assurance that the Company will develop these properties at the unit numbers currently projected.

(j) One portion of this tract was acquired in February 1998.

(k) The Company has not commenced the timeshare permit process. The Company has commenced the land use permit process.

(l) The Company has commenced the timeshare permit application process, but has not yet received a permit.

(m) The Company has requested regulatory approval to initially develop 144 units. This number reflects the approximate number of units that could be accommodated on the property if fully developed.

FEATURES COMMON TO EXISTING RESORTS

    Drive-to Resorts are primarily located in rustic areas offering Silverleaf Owners a quiet, relaxing vacation environment. Furthermore, the resorts offer different vacation activities, including golf, fishing, boating, swimming, horseback riding, tennis, and archery. Destination Resorts are located in or near areas with national tourist appeal. Features common to the Existing Resorts include the following:

    ENDLESS ESCAPE PROGRAM. The Company's Endless Escape Program offers Silverleaf Owners a substantial benefit not typically enjoyed by many other timeshare owners. In addition to the right to use a unit one week per year, the Endless Escape Program allows a Silverleaf Owner to also use vacant units at any of the Existing Resorts for no additional charge. The Endless Escape Program is limited based on the availability of units which include unused intervals and unsold inventory. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than the owned Vacation Interval. The Company believes this program is important as many vacationers prefer shorter two to three day vacations.

    The Company changed the Endless Escape Program for customers who purchase a Vacation Interval after July 1, 1998. Customers who purchase a Vacation Interval at a Drive-to Resort after July 1, 1998 will not be able to use the Endless Escape Program at the Company's Destination Resorts, including the New Resorts in Galveston and Las Vegas. However, customers who are or become Silverleaf Owners before such date will be able to use the Endless Escape Program at all Destination Resorts, except the Galveston and Las Vegas resorts. Silverleaf Owners who purchase a Vacation Interval at any Destination Resort after such date will be able to use the Endless Escape Program at any of Silverleaf's resorts, including the New Resorts at Galveston and Las Vegas.

    YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

    EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; or

(ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience Silverleaf provides its members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. The Company executed approximately 1,478 intra-company exchanges in 1998. In addition, for an annual fee of approximately $84, most Silverleaf Owners may join the exchange program administered by RCI.

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

    MANAGEMENT CLUBS. Each of the Existing Resorts has a Club for the benefit of the Silverleaf Owners. The Clubs operate under one of the Management Clubs to manage the Existing Resorts on a centralized and collective basis. The Management Clubs have contracted with the Company to perform the supervisory, management, and maintenance functions granted by the Clubs to the Management Clubs. Costs of these operations are covered by monthly dues paid by Silverleaf Owners to their respective Clubs together with income generated by the operation of certain amenities at the Existing Resorts. See "Clubs / Management Clubs" contained elsewhere herein. Due to Nevada timeshare laws, the proposed resort in Las Vegas will not be managed by the Management Clubs.

    ON-SITE SECURITY. The Existing Resorts are patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

DESCRIPTION OF EXISTING RESORTS OWNED AND OPERATED BY THE COMPANY

    HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of East Texas, approximately 105 miles east of Dallas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The Company owns approximately 2,740 acres within Holly Lake, of which approximately 2,667 may not be developed due to deed restrictions. At December 31, 1998, approximately 27 acres were developed and approximately 45 remaining acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 130 units were completed and an additional 108 units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, and stucco fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

    Amenities at the resort include an 18-hole golf course with pro shop; 19th-hole private club and restaurant; Holly Lake Restaurant; Country Store; indoor rodeo arena and stables; six tennis courts (two lighted); four different lakes (one with sandy swimming beach and swimming dock, one with boat launch for water skiing); two swimming pools with bathhouses; children's pool and pavilion; recently completed hiking/nature trail; children's playground area; two miniature golf courses; five picnic areas; activity center with big screen television; gameroom with arcade games and pool tables; horseback trails; activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery; and camp sites with electrical and water hookups. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

    At December 31, 1998, the resort contained 6,500 Vacation Intervals, of which 661 intervals remained available for sale. The Company plans to build an additional 108 units, which would yield an additional 5,508 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $5,500 to $12,500 for one-week stays. During 1998, 1,070 Vacation Intervals were sold.

    THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sport resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 615 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 1998, approximately 92.5 acres were developed such that approximately 143.5 remaining acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 276 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 424 units and 16 units are planned for development at The Villages and Lake O' The Woods, respectively. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units);
(ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes;
(iv) two bedroom, two bath, siding exterior fourplexes, sixplexes, and three-story twelveplexes; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, boat launch, water-craft rentals, and covered and locked rental boat stalls; two swimming pools; lighted tennis court; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children's playground; RV sites; a new 9,445 square foot activity center with movie theater, wide-screen television, reading room, tanning beds, pool table, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use bicycles, jet skis, motor boats, paddle boats, pontoon boats, and water trikes. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

    Recreational facilities at Lake O' The Woods include swimming pool, bathhouse, lighted tennis court, a recreational beach area with picnic areas, a fishing pier on Lake Palestine, nature trails, soccer/softball field, children's playground, RV sites, an activity center with wide-screen television and pool table, horseshoe pits, archery range, putting green, miniature golf course, shuffleboard, volleyball, and basketball courts. Guests can also ride horses or rent bicycles.

    At December 31, 1998, The Villages contained 14,352 total Vacation Intervals, of which 2,132 remained available for sale. The Company plans to build 424 additional units at The Villages, which would yield an additional 22,048 Vacation Intervals available for sale. At December 31, 1998, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 218 remained available for sale. The Company plans to build 16 additional units at Lake O' The Woods, which would yield 800 additional Vacation Intervals available for sale. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $5,500 to $14,500 for one-week stays (and start at $3,800 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $12,500 to $18,500 depending on the value rating of the interval. During 1998, 2,670 and 605 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

    PINEY SHORES RESORT. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. At December 31, 1998, the resort contained approximately 116 acres, of which approximately 57.5 acres are planned by the Company for future development.

    At December 31, 1998, 148 units were completed and an additional 452 units are planned for development. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain "lodge-style" units feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings.

    The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include a swimming pool with spa, a new bathhouse complete with showers and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children's playground, picnic areas, boat launch, beach area for swimming, 4,626-square foot activity center with big-screen television, 32-seat movie theatre, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball. The resort also has a vintage moored paddle-wheeled riverboat which is available for parties and receptions.

    At December 31, 1998, the resort contained 7,696 Vacation Intervals, of which 2,102 remained available for sale. The Company intends to build 452 additional units, which would yield an additional 23,488 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,500 to $14,500 for one-week stays (and start at $3,800 for biennial intervals). During 1998, 1,700 Vacation Intervals were sold.

    HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. At December 31, 1998, Hill Country Resort contained approximately 122 acres, of which approximately 62 acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 189 units were completed and an additional 411 units are planned for development. Twenty units are single story, while all other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, and/or a fireplace. 64 units feature the Company's new "lodge style". "Presidents Villas" units feature a larger, more spacious floor plan (1,228 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television; miniature golf course; a children's playground area; barbecue and picnic areas; enclosed swimming pool and heated spa; children's wading pool; newly-constructed tennis court; archery range; and activity areas for shuffleboard, basketball, horseshoes, and volleyball. In November 1998 the Company began construction on the expansion of the existing clubhouse at the resort. The Company estimates that the addition will cost approximately $680,000 and will take six months to complete. Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

    At December 31, 1998, the resort contained 9,450 Vacation Intervals, of which 2,482 remained available for sale. The Company plans to build 411 additional units, which collectively would yield 21,364 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,500 to $14,500 for one-week stays (and start at $3,800 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $12,500 to $18,500 depending on the value rating of the interval. During 1998, 1,500 Vacation Intervals were sold.

    OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 1998, the resort contained approximately 116 acres, of which approximately 82 acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 124 units were completed and an additional 400 units are planned for development. There are two types of units: (i) two bedroom, two bath, one-story fourplexes; and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan or pine furnishings, or fireplace. "Presidents View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    The primary recreational amenity available at the resort is Table Rock Lake, a 43,100-acre public lake. Other recreational facilities and improvements at the resort include a swimming beach with dock, an activities center with pool table, covered boat dock and launch ramp, olympic-sized swimming pool, concession area with dressing facilities, lighted tennis court, nature trails, horseback riding trails, two picnic areas, two playgrounds, miniature golf course, and a competitive sports area accommodating volleyball, basketball, tetherball, horseshoes, shuffleboard, and archery. Guests can also rent or use canoes, paddle boats, or rowboats. Owners of neighboring condominium units developed by the Company in the past are also entitled to use these amenities pursuant to use agreements with the Company. Similarly, owners of Vacation Intervals are entitled to use certain amenities of these condominium developments, including a wellness center featuring a jacuzzi and exercise equipment.

    At December 31, 1998, the resort contained 6,224 Vacation Intervals, of which 519 remained available for sale. The Company plans to build 400 additional units which would yield an additional 20,776 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $15,000 for one-week stays, while one-week "Presidents View" intervals are priced at $12,500 to $20,500 depending on the value rating of the interval. During 1998, 273 Vacation Intervals were sold.

    HOLIDAY HILLS RESORT. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills

Resort is a mixed-use development of single-family lots, condominiums and timeshare units. At December 31, 1998, the resort contained approximately 338 acres, of which approximately 108 acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 78 units were completed and an additional 722 units are planned for future development. There are four types of timeshare units: (i) two bedroom, two bath, one-story fourplexes; (ii) one bedroom, one bath, with upstairs loft, log construction duplexes; (iii) two bedroom, two bath, two-story fourplexes; and (iv) two bedroom, two bath, three-story sixplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. "Presidents Fairways" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    Taneycomo Lake, a popular lake for trout fishing, is three miles away, and Table Rock Lake is approximately ten miles away. Amenities at the resort include a newly renovated 18-hole golf course; miniature golf course; tennis court; picnic area; camp sites; archery range; basketball court; activity area which includes shuffleboard and horseshoes; and construction of a new 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space is currently being completed. The Company intends to develop a new 2,800 square foot outdoor swimming pool with a wellness center. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowner associations.

    At December 31, 1998, the resort contained 4,008 Vacation Intervals, of which 518 remained available for sale. The Company plans to build 722 additional units, which would yield an additional 37,452 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $14,500 for one-week stays, while one-week "Presidents Fairways" intervals are priced at $12,500 to $20,500 depending on the value rating of the interval. During 1998, 377 Vacation Intervals were sold.

    TIMBER CREEK RESORT. In August 1997, the Company acquired the Timber Creek Resort in Desoto, Missouri. The resort is located approximately 50 miles south of St. Louis. Prior to its acquisition by the Company, the Timber Creek Resort was operated as a campground by a nationwide campground operator. At December 31, 1998, the resort contained approximately 308 acres, of which approximately 142 acres are currently planned by the Company to be used for development.

    At December 31, 1998, 72 units were completed and an additional 528 units are planned for future development. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is a 35-acre fishing lake. Other existing or planned amenities include a clubhouse; outdoor pavilion; swimming pool; two lighted tennis courts; themed miniature golf course; volleyball court; shuffleboard/multi-use sports court; archery; horseback riding trail; and hook-ups for recreational vehicles. The Company plans to construct a new par three executive golf course; clubhouse; stable and corral; lake pavilion; indoor pool; indoor heated cedar sauna; and welcome station as well. Other planned improvements by the Company include conversion of the existing sales and registration buildings and renovation of the clubhouse and clubhouse pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 1998, the resort contained 3,744 Vacation Intervals and 2,528 Vacation Intervals remained available for sale. The Company plans to build 528 additional units, which would collectively yield 27,456 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals). During 1998, 1,110 Vacation Intervals were sold.

    FOX RIVER RESORT. In August 1997, the Company acquired the Fox River Resort in Sheridan, Illinois. The resort is located approximately 70 miles southwest of Chicago. Prior to its acquisition by the Company, the Fox River Resort was operated as a campground by a nationwide campground operator. At December 31, 1998, the resort contained approximately 308 acres, of which approximately 87 acres are currently planned by the Company to be used for future development.

    At December 31, 1998, 60 units are completed and an additional 740 units are planned for future development. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    Amenities available at the resort include a new par three five-hole executive golf course; tennis court; sports court; shuffleboard courts; outdoor pavilion; swimming pool; miniature golf course; and hook-ups for recreational vehicles. The Company plans to construct new sales and registration buildings; clubhouse; covered pool; playground; children's movie theater; stable and corral; and welcome station. The Company also plans to offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 1998, the resort contained 3,120 Vacation Intervals and 317 Vacation Intervals remained available for sale. The Company plans to build 740 additional units, which would collectively yield 38,480 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals). During 1998, 2,515 Vacation Intervals were sold.

    OAK N' SPRUCE RESORT. In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston and 114 miles north of New York City. Oak N' Spruce is a mixed-use development which includes a hotel and timeshare units. At December 31, 1998, the resort contained approximately 240 acres, of which approximately 120 acres are currently planned by the Company to be used for future development.

    At December 31, 1998, the resort had 132 units and an additional 568 units are planned for development. There are seven types of existing units: (i) studio flat; (ii) one-bedroom flat; (iii) one-bedroom townhouse; (iv) two-bedroom flat;
(v) two-bedroom townhouse; (vi) two-bedroom, flex-time; and (vii) two-bedroom, lockout. There is also a 21-room hotel at the resort which may be converted to timeshare use. The hotel will initially be used primarily to provide accommodations for potential timeshare customers who tour the resort. Amenities within each new unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    Amenities at the resort include two indoor heated swimming pools with hot tubs; one outdoor olympic-sized, spring fed pool with bar and snack bar; sauna; health club; nine-hole golf course; ski rentals; shuffleboard, basketball and tennis courts; horseshoe pits; hiking and ski trails; and activity areas for sledding and badminton. The resort is also near Beartown State Forest.

    At December 31, 1998, the resort contained 6,864 Vacation Intervals, of which 786 remained available for sale. The Company plans to build 568 additional "lodge-style" units, which would yield an additional 29,536 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,600 to $12,500 for one-week stays (and start at $3,800 for biennial intervals). During 1998, 1,165 Vacation Intervals were sold.

DESCRIPTION OF EXISTING RESORTS MANAGED BY THE COMPANY

    The management rights to the following resorts were acquired via the Crown acquisition in May 1998.

    ALPINE BAY RESORT. Alpine Bay Resort is located in Talledega County, Alabama, near Lake Logan Martin and is approximately 50 miles east of Birmingham. The resort contains 54 units and includes a golf course, pro shop lounge, outdoor pool, and tennis courts. At December 31, 1998, there are no remaining unsold Vacation Intervals at this resort. During 1998, four Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    HICKORY HILLS RESORT. Hickory Hills is located in Jackson County, Mississippi, near the Pascagoula River and is approximately 20 miles east of Biloxi. The resort contains 80 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. At December 31, 1998, there are approximately 165 unsold Vacation Intervals at this resort. During 1998, two Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    LAKE ROYALE RESORT. Lake Royale is located in Franklin County, North Carolina, and is approximately 50 miles east of Raleigh/Durham. The resort contains 16 units and has a golf course, pro shop lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. At December 31, 1998, there are 215 unsold Vacation Intervals at this resort. During 1998, no Vacation Intervals or Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    BEECH MOUNTAIN LAKES RESORT. Beech Mountain Lakes is located in Butler Township, Luzerne County, Pennsylvania, and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center, tennis courts, and pontoon boat. At December 31, 1998, there are approximately 118 unsold Vacation

Intervals at this resort. During 1998, 51 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    TREASURE LAKE RESORT. Treasure Lake is located in Sandy Township, Clearfield County, Pennsylvania, and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, a restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, tennis courts, and pontoon boat. At December 31, 1998, there are approximately 490 unsold Vacation Intervals at this resort. During 1998, 139 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    FOXWOOD HILLS RESORT. Foxwood Hills is located in Oconee County, South Carolina, near Lake Hartwell and is approximately 100 miles northeast of Atlanta. The resort contains 114 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, pontoon boat, and playground. At December 31, 1998, there are approximately 496 unsold Vacation Intervals at this resort. During 1998, five Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    TANSI RESORT. Tansi Resort is located in Cumberland County, Tennessee, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. At December 31, 1998, there are approximately 364 unsold Vacation Intervals at this resort. During 1998, five Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    WESTWIND MANOR RESORT. Westwind Manor is located in Wise County, Texas, on Lake Bridgeport and is approximately 65 miles northwest of the Dallas-Fort Worth metroplex. The resort contains 37 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. At December 31, 1998, there are approximately 342 unsold Vacation Intervals at this resort. During 1998, no Vacation Intervals or Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

DESCRIPTION OF NEW RESORTS

    SILVERLEAF'S LAS VEGAS RESORT. In November 1997, the Company acquired a two acre parcel of land two blocks off the "strip" in Las Vegas, Nevada, for development as a new Destination Resort.

    The Company plans to build a five-story tower and a nine-story tower which will include approximately 157 units, including 83 two-bedroom and 74 one-bedroom units. Construction of the units is anticipated to begin in late 1999. This resort will feature balconies, washer and dryer, whirlpool tubs, living room with sleeper sofa, full kitchen, and color television.

    Amenities at the resort will include a swimming pool, health spa with sauna, exercise facilities, children's theatre, and video arcade. The resort will also feature a waterfall cascading down the front of one tower.

    The Company plans to build 157 units which would yield 8,164 Vacation Intervals for sale. The Company anticipates that sales efforts will begin in 2000. The Company anticipates Vacation Intervals at the resort will be priced from $9,500 to $13,500 for one-week stays.

    SILVERLEAF'S SEASIDE RESORT. In December 1997 and February 1998, the Company acquired over 83 acres of land, including beachfront, in Galveston, Texas. These adjacent tracts are located approximately 50 miles south of Houston, Texas, and were acquired for development as a new Destination Resort. Prior to its acquisition by the Company, one tract was operated by a nationwide campground operator.

    The Company plans to build 282 new units situated in three-story 12-plex buildings, with construction of 24 units slated to begin in April 1999. All units will be two bedroom, two bath units. Amenities within each unit will include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and vaulted ceilings. This resort will also include the Company's upscale Presidents View units which will overlook the Gulf of Mexico and offer 1,255 square feet of floor space, front and back verandas, washer and dryer, and a more elegant decor.

    The primary amenity at the resort is the Gulf of Mexico. This site has 635 feet of beachfront. Other currently existing amenities include a lodge with kitchen, sports court, and swimming pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    The Company plans to build 282 units which would yield 14,664 Vacation Intervals for sale. Construction began in January 1999. The Company anticipates that sales efforts will begin in the summer of 1999. Vacation Intervals at the resort will be priced from $8,000 to $14,500 for one-week stays.

    APPLE MOUNTAIN RESORT. In October 1998, the Company acquired the Apple Mountain Resort in Clarkesville, Georgia, for approximately $4.2 million. The resort will be situated on 275 acres of beautiful open pastures and rolling hills, with 221 acres being the golf course. The resort is approximately 125 miles north of Atlanta, Georgia, and will be developed as a Drive-to Resort.

    At December 31, 1998, 608 units are planned for development. The "Lodge Get-A-Way" will be the first units developed. Each unit will be approximately 827 square feet with all units being two bedrooms, two full baths. Amenities within each new unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The administration building and activity center are also planned for development early in 1999. The new buildings will total approximately 9,445 square feet and will feature an amenity package including wide screen television, pool tables, arcade games, snack area, and movie theatre. Proposed amenities will also include a tennis court, swimming pool, horseshoes, shuffleboard, archery, miniature golf course, and volleyball and basketball courts.

    The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course is 1,530 feet at the lowest point and 1,808 feet at the highest point. The course is designed with approximately 104,000 square feet of bent grass greens. The course's tees total approximately 4 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and there are approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pine roughs along twelve of the fairways. The course has a five-acre irrigation lake and two ponds, one approximately 3,000 square feet and located on the fourth hole and the second approximately 1,500 square feet and located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment. There is also a golf professional on site to offer lessons and to plan events for the club. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

    The Company plans to build 608 units which would yield 31,616 Vacation Intervals for sale. Construction began in late 1998. Sales efforts began in January 1999. Vacation Intervals at the resort will be priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals).

    LAKEVIEW LODGE. In September 1998, the Company completed its purchase of 260 acres of undeveloped land near Kansas City, Missouri, for approximately $1.5 million. The property will be developed as a Drive-to Resort. At December 31, 1998, 608 units are planned for development, with all units being two bedroom, two bath. Amenities within each unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is an adjoining fishing lake. Other planned amenities include a clubhouse; outdoor pavilion; swimming pool; lighted tennis courts; themed miniature golf course; volleyball court; shuffleboard/multi-use sports court; archery; horseback riding trail; stable and corral; lake pavilion; indoor pool; indoor heated cedar sauna; welcome station; and hook-ups for recreational vehicles.

    The Company plans to build 608 units which would yield 31,616 Vacation Intervals for sale. The resort is in the preliminary development phase. Vacation Intervals at the resort will be priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals).

    BEECH MOUNTAIN RESORT. In December 1998, the Company acquired 1,998 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property will be developed as a Drive-to Resort, to be known as Beech Mountain Resort. At December 31, 1998, all units planned for development will be two bedroom, two bath. Amenities within each unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is a fishing lake. Other planned amenities include a clubhouse; outdoor pavilion; swimming pool; lighted tennis courts; themed miniature golf course; volleyball court; shuffleboard/multi-use sports court; archery; horseback riding trail; stable and corral; lake pavilion; indoor pool; indoor heated cedar sauna; welcome station; and hook-ups for recreational vehicles.

    The Company has requested initial approval of 144 units. If fully developed, the property could accommodate approximately 608 units which would yield 31,616 Vacation Intervals for sale. The resort is in the preliminary development phase. Vacation Intervals at the resort will be priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals).

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

    SALES. The Company actively sells its Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of the Company's on-site salesforce who conducts the prospect on a one to two hour tour of the resort and its related amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives offered by the Company. Prior to the closing of any sale, a verification officer (a salaried employee of the Company) interviews each prospect to ensure compliance with Company sales policies and regulatory agency requirements. No sale becomes final until a statutory waiting period (which varies from state to state) of up to fifteen days has passed.

    Sales representatives receive commissions ranging from 5% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 3% to 4% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.5% to 3%, which are also subject to chargebacks.

    Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or Samplers, which entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a Sampler against the down-payment on a Vacation Interval if purchased at a later date. In addition, the Company actively markets upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by the Company's in-house sales staff, the Company has contracted with a third party to assist in offsite marketing of upgrades at the Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 24.6% and 21.8% of the Company's gross revenues from Vacation Interval sales for 1997 and 1998, respectively. By offering Samplers and upgraded Vacation Intervals, the Company believes it offers an affordable product for all prospects in its target market. Also, by offering products with a range of prices, the Company attempts to attract younger purchasers with its lower-priced products and gradually upgrade such purchasers over time as their earnings increase.

    Because the Company's sales representatives are a critical component of the sales and marketing effort, the Company continually strives to attract, train and retain a dedicated salesforce. The Company provides intensive sales instruction and training which, coupled with the representative's valuable local knowledge, assists the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is an employee of the Company and receives some employment benefits. At December 31, 1998, the Company employed more than 600 sales representatives at its Existing Resorts.

CUSTOMER FINANCING

    The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers typically make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

    The Company's credit experience is such that in 1998 it allocated 12.1% of the purchase price of Vacation Intervals to its provision for uncollectible notes. In addition, in 1998 the Company decreased sales by $1.9 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment) and increased operating, general and administrative expenses by $831,000 for customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are generally not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy. In 1998, the Company implemented a program through which delinquent loans are assumed by existing owners with a consistent payment history.

    Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1998, the Company had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $197.9 million, was contingently liable with respect to approximately $3.8 million principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $23.9 million.

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

    The Company intends to borrow additional funds under its existing revolving credit facilities to finance its operations. Under its existing revolving credit facilities, the Company may borrow up to $130.0 million collateralized by customer promissory notes and mortgages. At December 31, 1998, the Company had borrowings under such revolving credit facilities in the approximate principal amount of $54.7 million. These facilities permit borrowings up to 70% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1998, the Company had a portfolio of approximately 36,075 Vacation Interval customer promissory notes in the approximate principal amount of $196.9 million, of which approximately $26.6 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

    At December 31, 1998, the Company's portfolio of customer notes receivable had an average yield of 14.2%. At such date, the Company's borrowings, which bear interest at variable rates, had a weighted average cost of 9.6%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically experienced and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer loans. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that are financed by the Company, and (ii) reduced demand if the Company is unable to provide financing to purchasers of Vacation Intervals. The Company ordinarily receives only 10% of the purchase price on the sale of a Vacation Interval but must pay in full the costs of development, marketing, and sale of the Vacation Interval. Maximum borrowings available under the Company's current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

    The Company typically provides financing to customers over a seven year period, and customer notes had an average maturity of 6.5 years at December 31, 1998. The Company's revolving credit facilities mature between December 1999 and October 2005. $60.0 million of such credit facilities mature in December 1999, however, the Company has an option to extend this credit facility to December 2000. Accordingly, there could be a mismatch between the Company's cash receipts and the Company's cash disbursement obligations in December 1999 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

DEVELOPMENT AND ACQUISITION PROCESS

    The Company believes there is substantial opportunity to develop and acquire resorts. As part of its current growth strategy, the Company intends to develop and selectively acquire new resorts with characteristics similar to the Existing Resorts and New Resorts.

    In evaluating a potential site for a Drive-to Resort, the Company generally seeks locations within 100 miles of large metropolitan areas that have favorable demographic characteristics. For Drive-to Resorts, the Company generally seeks wooded rustic settings with amenities such as golf courses or water frontage. For Destination Resorts, the Company seeks popular destination resort areas that are easily accessible to Silverleaf Owners. The Las Vegas, Nevada, site, for example, was acquired in response to a survey in which Silverleaf Owners expressed a strong interest in a Destination Resort in Las Vegas. The Company also seeks locations offering an absence of competing properties near the target location, ease of development with respect to zoning and land-use issues, and ease of compliance with governmental regulations concerning timeshare sales and operations.

    Before committing capital to a site, the Company tests the market using certain marketing techniques developed by the Company. The Company also explores the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare sales and operations. The Company will also contact various governmental entities and review applications for necessary governmental permits and approvals. If the Company is satisfied with its market and regulatory review, it will prepare a conceptual layout of the resort, including building site plans and resort amenities. After the Company applies its standard lodging unit design and amenity package, the Company prepares a budget which estimates the cost of developing the resort, including costs of lodging facilities, infrastructure, and amenities, as well as projected sales, marketing, and general and administrative costs. Purchase contracts typically provide for additional due diligence by the Company, including obtaining an environmental report by an environmental consulting firm, a survey of the property, and a title commitment. The Company employs legal counsel to review such documents and to also review pertinent legal issues. If the Company continues to be satisfied with the site after the environmental and legal review, the Company will complete the purchase of the property.

    All construction activities are managed internally by the Company. The Company typically completes the development of a new resort's basic infrastructure and models within one year, with additional units to be added within 180 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

CLUBS / MANAGEMENT CLUBS

    Upon purchasing a Vacation Interval at a resort, the purchaser automatically becomes a member of a homeowner's association ("Club") for that particular resort. At the resorts owned by the Company, the Company has the right to appoint the directors of the Clubs. However, the Company does not have this right at the exclusively managed resorts. The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may foreclose on the delinquent Silverleaf Owner's Vacation Interval. During 1997 and 1998, approximately 228 and 201 foreclosures, respectively, resulted from Silverleaf Owners' failure to pay monthly dues.

    Each Existing Resort has a Club which has entered into a Management Club Agreement with the Management Clubs. The Management Club Agreements authorize the Management Clubs to manage the Existing Resorts on a centralized and collective basis. The consolidation of resort operations through the Management Clubs permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;
(iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and
(v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by the Management Clubs, rather than the Company.

    At December 31, 1998, the Management Clubs had 494 full-time employees and is solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, the Company reimburses the Management Clubs for such services.

    The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, together with all income generated by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $49.98 per month ($24.99 for biennial owners). During 1998, Oak N' Spruce Club dues were $358.82 annually. Crown Club dues are currently $350 annually. Such amounts are placed in a common account and are used by the Management Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements between the Company and the Management Clubs. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club and Oak N' Spruce Club, or 10% to 15% of dues collected for Clubs within Crown Club, but the Company's right to receive such fee on an annual basis is limited to the amount of each Management Club's net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding year(s), subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, the Company believes its 1999 management fee will be subject to the net income limitation. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of (i) the aforementioned maximum fees or (ii) each Management Club's net income. The Silverleaf Club Management Agreement was entered into in March 1990, has a ten year term, and will continue year-to-year thereafter unless cancelled by either party. Oak N' Spruce Club was merged into a Club within Silverleaf Club effective January 1999. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. At December 31, 1998, there were approximately 46,256, 4,830, and 25,800 Silverleaf Owners who pay dues to Silverleaf Club, Oak N' Spruce Club, and Crown Club, respectively.

     As the Company develops new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement. However, the timeshare laws of some states, including Nevada, prohibit the collective dues/expense arrangement used by Silverleaf Club. Accordingly, the Club for the New Resort in Las Vegas will not be managed by Silverleaf Club but will be managed directly by Silverleaf.

OTHER OPERATIONS

    OPERATION OF AMENITIES. The Company owns, operates, and receives the revenues from the marina at The Villages and the golf course and pro shop at Holiday Hills. Although the Company owns the golf course at Holly Lake, a homeowners association in the development operates the golf course. In general, the Management Clubs receive revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

    UNIT LEASING. The Company also recognizes revenues from sales of Samplers which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five night Sampler package currently sells for $595. For the years ended December 31, 1997 and 1998, the Company recognized $1.4 million and $2.8 million, respectively, in revenues from Sampler sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

    UTILITY SERVICES. The Company owns its own water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. The Company also currently owns its own waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. The Company recently transferred the waste-water treatment facilities at the Holiday Hills Resort to a local public utility district. The Company is in the process of applying for permits to build expanded water supply and waste-water facilities at the Timber Creek and Fox River resorts. The Company has permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, and Piney Shores resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts. The Company has applied for permits which would allow it to charge third-parties for water supply and waste-water service at the Timber Creek resort. The Company anticipates developing or augmenting utility service capacity at the Timber Creek and Fox River resorts and the new resort in Galveston.

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

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS

    INTERNAL EXCHANGES. As a convenience to Silverleaf Owners, each purchaser of a Vacation Interval from the Company has certain exchange privileges which may be used to: (i) exchange an interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; and
(ii) exchange an interval for the same interval of equal or lower rating at any other Existing Resort. These intra-company exchange rights are conditioned upon availability of the desired interval or resort. Owners of Vacation Intervals at the Drive-to Resorts generally do not have exchange rights to Destination Resorts.

    RCI EXCHANGES. The Company believes that its Vacation Intervals are made more attractive by the Company's participation in Vacation Interval exchange networks operated by RCI. The Existing Resorts, except Oak N' Spruce, are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. The Oak N' Spruce Resort is currently under contract with a different network exchange company, Interval International. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

    RCI assigns a rating of "red", "white", or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability.

    RCI has more than 3,400 participating resort facilities and over 2.5 million members worldwide as of December 31, 1998. During 1998, RCI processed over 1.8 million Vacation Interval exchanges. The cost of the annual membership fee in RCI, which is at the option and expense of the owner of the Vacation Interval, is currently $84 per year. Exchange rights require an additional fee of approximately $118 for domestic exchanges and $155 for foreign exchanges.

COMPETITION

    The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Four Seasons Resorts ("Four Seasons") have recently entered the industry. Other companies in the timeshare industry, including Sunterra Corporation ("Sunterra", formerly Signature Resorts, Inc.), Fairfield Communities, Inc. ("Fairfield"), Vistana Inc. ("Vistana"), Ramada Vacation Suites ("Ramada"), TrendWest Resorts, Inc. ("TrendWest"), and Bluegreen Corporation ("Bluegreen") are, or are subsidiaries of, public companies, with the enhanced access to capital and other resources that public ownership implies.

    Fairfield and Sunterra own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts, and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts.

    The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes the other competitors named above target consumers with similar, but slightly higher, income levels than the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel, and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than the Company.

    While the Company's principal competitors are developers of timeshare resorts, the Company is also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's (or its customers') costs relative to such competitors' (or their customers') costs, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    Numerous businesses, individuals, and other entities compete with the Company in seeking properties for acquisition and development of new resorts. Some of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company wishes to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

GOVERNMENTAL REGULATION

    GENERAL. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts and New Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

    In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Certain states in which the Company operates have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of certain states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to fifteen calendar days following the date the contract was signed by the purchaser.

    The Company qualifies each resort under the laws of the state where it is located. The Company has filed a timeshare application in Nevada with respect to the New Resort in Las Vegas. There can be no assurance that the Company will obtain the requisite approval to sell Vacation Intervals for this resort, and the Company has not commenced marketing or sales activities for this resort.

    The Company also markets and sells its Vacation Intervals to residents of certain states adjacent or proximate to the states where the Company's resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. The Company is currently in various stages of obtaining permits to sell Vacation Intervals to residents of certain states proximate to the Oak N' Spruce Resort in Massachusetts. There can be no assurance that the Company will obtain the requisite approvals to sell Vacation Intervals to residents of such states. The Company does not register all of its resorts in each of the states where it registers any resorts.

    Most states have additional laws which regulate the Company's activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift and sweepstakes laws; and other related laws.

    The Company believes it is in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals to households with income of less than $50,000, which may include individuals who are less financially sophisticated than more affluent customers. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, or financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

    During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due, among other things, to marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the "Merged Companies", or individually "Merged Company"). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Merged Companies consented purport to bind all successors and assigns, and accordingly bind the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, a Merged Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

    In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Endless Escape program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business.

    The Company employs the following methods in training sales and marketing personnel as to legal requirements. With regard to direct mailings, a designated compliance employee of the Company reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, the Company's Vice President -- Marketing prepares a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training which includes, among other things, directions to adhere strictly to the Company approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the Company approved script. With regard to sales functions, the Company distributes sales manuals which summarize applicable state legal requirements. Additionally, such sales personnel receive training as to such applicable legal requirements. The Company has a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Additionally, a member of the corporate office staff calls each purchaser within 48 hours after the sale to verify information. Periodically, the Company is notified by regulatory agencies to revise its disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, the Company revises its direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests.

    ENVIRONMENTAL MATTERS. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and tort liability and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation, or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site or from environmental regulatory violations. In connection with its ownership and operation of its properties, the Company may be potentially liable for such claims.

    Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. In 1994, the Company conducted a limited asbestos survey at each of the Existing Resorts, which surveys did not reveal material potential losses associated with ACMs at certain of the Existing Resorts.

    In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level").

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

    Electric transmission lines are located in the vicinity of some of the Company's properties. Electric transmission lines are one of many sources of electromagnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property value in obtaining financing and in condemnation and eminent domain proceedings brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

    In 1994, the Company conducted Phase I environmental assessments at several of its Existing Resorts in order to identify potential environmental concerns. Also, the Company has obtained more recent Phase I environmental assessments for each of the remaining Existing Resorts and New Resorts. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. The Company's Phase I assessments of the properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations taken as a whole; nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's Phase I assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company's results of operations, liquidity, or financial position.

    The Company believes that its properties are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

    UTILITY REGULATION. The Company owns its own water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services.

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

EMPLOYEES

    At December 31, 1998, the Company employed 2,347 persons. The Company believes employee relations are good. None of the employees are represented by a labor union.

INSURANCE

    The Company carries comprehensive liability, fire, hurricane, and storm insurance with respect to the Company's resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operation, liquidity, or financial position. The Company self-insures for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF CERTAIN INDEBTEDNESS

    EXISTING INDEBTEDNESS. The Company has revolving credit agreements with four lenders providing for loans up to an aggregate of $130.0 million, which the Company uses to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. In addition, the Company has a $75.0 million senior subordinated note due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries. The other foregoing loans mature between December 1999 and October 2005, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Resorts and New Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 70% of the unpaid balance of certain eligible customer notes receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

    The Company's credit facilities contain restrictive and financial covenants, including covenants relating to (i) the maintenance of a minimum net worth ranging up to $67 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1, a senior debt to equity ratio of not greater than
2.0 to 1, and a consolidated cash flow to consolidated interest expense ratio of at least 2.0 to 1, (ii) restrictions on liens against and dispositions of collateral, (iii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iv) restrictions on changes in control and management of the Company, (v) restrictions on sales of substantially all of the assets of the Company, and (vi) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company would constitute an event of default and permit the lenders to accelerate the maturity thereof. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty,
(iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

    The following table summarizes the Company's loans, other notes payable, capital lease obligations, and senior subordinated notes at December 31, 1998:

                                                                                                       AMOUNT
                                                                                                  ---------------
                                                                                                   (IN THOUSANDS)
$60 million revolving loan due December 1999, extendable for a period of one year, with drawings permitted until maturity, at an interest rate of
 LIBOR plus 2.55%, secured by customer notes receivable........................................... $  11,210

$40 million revolving loan due October 2005 with drawings permitted until
 October 31, 2000, at a variable rate of LIBOR plus 2.5%, secured by
 customer notes receivable........................................ ...............................    29,856

$15 million revolving loan due November 2002 with drawings permitted until
 November 30, 1998, at an interest rate of Prime plus 2%, secured  by
 customer notes receivable........................................ ...............................    13,638

$15 million revolving construction loan due October 2000, with drawings permitted until April 30, 1999, a variable rate of LIBOR plus 3.5%, secured
 by land, construction in process, and customer notes receivable .................................        --

Various notes, due from December 1999 through October 2005, collateralized
 by various assets with interest rates ranging from 4.2% to 14.0%. ...............................       223
                                                                                                   ---------
     Total notes payable..........................................................................    54,927

Capital lease obligations.........................................................................     3,181
                                                                                                   ---------
     Total notes payable and capital lease obligations............................................    58,108

10 1/2% senior subordinated notes, due 2008, interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and
 future domestic restricted subsidiaries.. .......................................................    75,000
                                                                                                   ---------

     Total........................................................................................ $ 133,108
                                                                                                   =========

    At December 31, 1998, prime rate was 7.75% and LIBOR rates were from 5.15% to 5.28%.

    The Company's future lending and development activities will likely be financed with indebtedness under the existing revolving credit facilities or under credit facilities to be obtained by the Company in the future. Such new credit facilities would likely be collateralized by the Company's assets and contain restrictive covenants. The Company does not presently have any commitments from third-parties to extend the terms of its existing financing arrangements or for any replacement financing arrangements upon the expiration of such funding commitments, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of Vacation Intervals may be limited by both the availability of funds to finance customer purchases of Vacation Intervals and by reduced demand which may result if the Company is unable to provide financing to purchasers of Vacation Intervals. In addition, if the Company were to incur additional indebtedness, this could increase its vulnerability to adverse general economic and timeshare industry conditions and to increased competitive pressures.

    The foregoing summary of certain provisions of the credit facilities is subject to and qualified in its entirety by reference to the terms of the credit facilities, copies of which are filed as exhibits (or incorporated by reference) to this report on Form 10-K.

THE TIMESHARE INDUSTRY

    The Market. The resort component of the leisure industry is serviced primarily by two alternatives for overnight accommodations: commercial lodging establishments and timeshare resorts. Commercial lodging consists of (i) hotels and motels in which a room is rented on a nightly, weekly, or monthly basis for the duration of the visit, and (ii) rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment is not economical. In addition, room rates and availability at such establishments are subject to change periodically. Timeshare ownership presents an economical alternative to commercial lodging for vacationers.

    Worldwide Market. First introduced in Europe in the mid-1960s, ownership of Vacation Intervals has been one of the fastest growing segments of the hospitality industry over the past two decades. As shown below, the worldwide timeshare industry has expanded significantly since 1980, both in Vacation Interval sales volume (in millions) and in number of Vacation Interval owners (in thousands). Years following 1994 are estimates.

         DOLLAR VOLUME         NUMBER OF
          OF VACATION           VACATION
YEAR     INTERVAL SALES      INTERVAL OWNERS
----     ---------------     ---------------
1980                 490                 155
1981                 965                 220
1982               1,165                 335
1983               1,340                 470
1984               1,735                 620
1985               1,580                 805
1986               1,610                 970
1987               1,940               1,125
1988               2,390               1,310
1989               2,970               1,530
1990               3,240               1,800
1991               3,740               2,070
1992               4,250               2,363
1993               4,505               2,760
1994               4,760               3,144
1995               5,200               3,611
1996               5,700               4,005
1997               6,200               4,424


    United States Market. In 1997, approximately 270,000 intervals in U.S. properties were sold at an average price of $10,502 per interval, resulting in total sales volume of $2.72 billion. By comparison, total sales volume in 1992 was $1.3 billion. A total of 2,000,000 households owned intervals in U.S. timeshare properties at January 1, 1998.

    Reasons for Growth. The following factors have contributed to increased acceptance of the timeshare concept among the general public and the substantial growth of the timeshare industry over the past 15 years:

    o higher quality accommodations and services;

    o involvement of well-recognized hotel companies in the industry;

    o improved availability of financing for purchasers of Vacation Intervals;

    o increased flexibility of timeshare use;

    o increased regulation of the timeshare industry; and

    o improved overall image of the timeshare industry.

    Despite the growth in the timeshare industry, Vacation Interval ownership had achieved only an approximate 1.95% market penetration of all U.S. households at July 1, 1998.

    The timeshare industry is highly fragmented, engaged in by a large number of local and regional resort developers and operators. However, there is a trend towards consolidation of timeshare properties among fewer owners. The Company believes that one of the most significant factors contributing to the current awareness of the timeshare industry is the entry into the market of some of the world's major lodging, hospitality, and entertainment companies, including Marriott, Disney, Hilton, Hyatt, and Ramada.

    The Consumer. The median age of a Vacation Interval owner in 1998 in the United States was 53 years. The following table shows the estimated household incomes of (i) all timeshare owners in the United States, and (ii) U.S. timeshare owners who purchased an interval during 1996 or 1997:


                                                               UNITED         '96/'97
                                                               STATES          BUYERS
                                                               ------          ------
              HOUSEHOLD INCOME BEFORE TAXES
              Under $30,000.............................           5.2%           3.7%
              $30,000 to $39,999........................           9.0%           8.2%
              $40,000 to $49,999........................          12.8%          12.2%
              $50,000 to $74,999........................          31.2%          32.3%
              $75,000 to $99,999........................          20.2%          20.6%
              $100,000 or more..........................          21.5%          23.1%
              Approximate Median........................      $ 68,425       $ 70,050

    The U.S. Census Bureau has estimated that 29.5% of all U.S. households in 1997 had a household income between $25,000 and $50,000, which represents approximately one-half of the Company's customer base. Based upon a sampling of approximately 5% of the Company's customers who purchased a Vacation Interval in 1998, approximately 18% of such customers had an annual income less than $25,000, approximately 37% of such customers had an income of $25,000 to $50,000, and approximately 45% of such customers had an annual income greater than $50,000.

CAUTIONARY STATEMENTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in this report on Form 10-K that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found throughout this report on Form 10-K. In addition, when used in this report on Form 10-K the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this report on Form 10-K generally. The forward-looking statements are made as of the date of this report on Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from the projections in the forward-looking statements.

    SENSITIVITY OF CUSTOMERS TO GENERAL ECONOMIC CONDITIONS. The Company targets value-conscious customers who are generally more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. Any economic downturn could depress spending for Vacation Intervals, limit the availability, or increase the cost of financing for the Company and its customers, and adversely affect the collectibility of the Company's loans to Vacation Interval buyers. During past economic slowdowns and recessions, Affiliated Companies experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues and consequent increased foreclosures and loan losses. During any future economic slowdown or recession, the Company projects that increased delinquencies, foreclosures, and loan losses are likely to occur. Similar adverse consequences could result from significant increases in transportation costs. Any or all of the foregoing could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    The Company's credit experience is such that in 1998 it allocated 12.1% of the purchase price of Vacation Intervals to its provision for uncollectible notes. In addition, in 1998 the Company decreased sales by $1.9 million for customer returns and increased operating, general and administrative expenses by $831,000 for customer releases. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are generally not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy. In 1998, the Company implemented a program through which delinquent loans are assumed by existing owners with a solid credit record.

    Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1998, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $196.9 million, was contingently liable with respect to approximately $3.8 million principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $23.9 million. There can be no assurance that such allowances are adequate.

    FINANCING CUSTOMER BORROWINGS. To finance its operations, the Company borrows funds under existing or future credit arrangements and is dependent on its ability to finance customer notes receivable through third party lenders to conduct its business.

        BORROWING BASE. To finance Vacation Interval customer notes receivable, the Company has entered into agreements with lenders to borrow up to approximately $130.0 million collateralized by customer promissory notes and mortgages. At December 31, 1998, the Company had such borrowings from lenders in the approximate principal amount of $54.7 million. The Company's lenders typically lend the Company 70% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1998, the Company had a portfolio of approximately 36,075 Vacation Interval customer notes receivable in the approximate principal amount of $196.9 million, of which approximately $26.6 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

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

        INTEREST RATE MISMATCH. At December 31, 1998, the Company's portfolio of customer loans had a weighted average fixed interest rate of 14.2%. At such date, the Company's borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 9.6%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer notes receivable. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

        To the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

        MATURITY MISMATCH. The Company typically provides financing to customers over a seven year period, and customer notes had an average maturity of 6.5 years at December 31, 1998. The Company's related revolving credit facilities mature between December 1999 and October 2005, with up to $60.0 million of borrowings under such credit facilities maturing in December 1999. Accordingly, there could be a mismatch between the Company's anticipated cash receipts and cash disbursements in December 1999 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

        IMPACT ON SALES. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that are financed by the Company and (ii) reduced demand if the Company is unable to provide financing to purchasers of Vacation Intervals.

    REGULATION OF MARKETING AND SALES OF VACATION INTERVALS AND RELATED LAWS. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts and New Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

    In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Several states in which the Company currently owns Existing Resorts or New Resorts, as well as other states in which the Company markets its Vacation Intervals, have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of several states require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation

Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of certain states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to fifteen calendar days following the date the contract was signed by the purchaser.

    The Company qualifies each resort under the timeshare laws of the state where it is located. The Company has filed a timeshare application in Nevada with respect to the New Resort in Las Vegas. There can be no assurance that the Company will obtain the requisite approval to sell Vacation Intervals for this resort, and the Company has not commenced marketing or sales activities for this resort.

    The Company also markets and sells its Vacation Intervals to residents of certain states which are near the states where the Company's resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. The Company is currently in various stages of obtaining permits to sell Vacation Intervals to residents of certain states proximate to the Oak 'N Spruce Resort in Massachusetts. There can be no assurance that the Company will obtain the requisite approvals to sell Vacation Intervals to residents of such states. The Company does not register all of its resorts in each of the states where it registers certain resorts.

    Most states have additional laws which regulate the Company's activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift, and sweepstakes laws; and other related laws.

    The Company believes it is in material compliance with federal and state laws and regulations to which it is currently subject relating to the sale and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals in the value segment of the timeshare industry, which may include individuals who are less financially sophisticated than more affluent customers. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal, state, or other laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, and financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

    During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the Affiliated Companies and their affiliates. Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Affiliated Companies consented purport to bind all successors and assigns, and accordingly bind the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Affiliated Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Affiliated Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, an Affiliated Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Order may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the

Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

    In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Endless Escape program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act);
(ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business.

    EXPANSION INTO NEW GEOGRAPHIC AREAS. Prior to August 1997, all of the Company's operating resorts and substantially all of its customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has expanded into several other states. The recent expansion into new geographic areas poses new risks because the Company does not possess the same level of familiarity with and experience in these markets as it possesses with respect to its historical markets in Missouri and Texas, which could adversely affect the Company's ability to develop and operate timeshare resorts and sell Vacation Intervals in these new markets. Such expansion also requires the Company to comply with the laws and regulations of additional jurisdictions where the Company currently markets or will market its Vacation Intervals. Additionally, the Company is subject to and will become subject to zoning and land use laws of additional municipalities. There is no assurance the Company can comply with all of these requirements economically or otherwise. The New Resorts will also require new architectural plans and construction techniques with which the Company is less familiar. For example, Silverleaf will utilize five-story and nine-story, high density buildings for the proposed resort in Las Vegas, Nevada, whereas the Company has historically utilized low-rise, lower density building structures. The Oak N' Spruce Resort in Massachusetts and the Fox River Resort in Illinois are subject to a longer and harsher winter climate than the resorts in Missouri and Texas. Accordingly, construction costs at these new resorts may be higher and the construction cycle may be longer. Expansion of the Company's sales and marketing activities is expected to result in higher marketing expenses to gain entrance to these new markets. Cultural differences between customers in these new markets and the Company's historical markets may result in additional marketing costs or lower sales. All of the above risks associated with the Company's entrance into the new geographic areas could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    RAPID GROWTH. The Company has experienced rapid growth which could place a strain on the Company's management, employees, and systems. Prior to August 1997, the Company owned and operated seven resorts. Since then, the Company has acquired three resorts and sites for five additional resorts and has acquired management rights with respect to eight timeshare resorts. As the Company's business develops and expands, the Company will require additional management and employees and will need to implement enhanced operational and financial systems. There can be no assurance that the Company will successfully hire, retain, integrate, and utilize management and employees and implement and maintain such operational and financial systems. Failure to hire, retain, and integrate management and employees or implement such systems successfully could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    COMPETITION. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, and Four Seasons, have entered the industry. Other companies in the timeshare industry, including Sunterra, Fairfield, Vacation Break, Vistana, Ramada, TrendWest, and Bluegreen are, or are subsidiaries of, public companies with enhanced access to capital and other resources.

    Fairfield and Sunterra own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts.

    The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes the other competitors named above target consumers with similar, but slightly higher, income levels than the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel, and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than the Company.

    While the Company's principal competitors are developers of timeshare resorts, the Company is also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    Numerous businesses, individuals, and other entities compete with the Company in seeking properties for development and acquisition of resorts. Some of these competitors are larger and have greater financial and other resources than the Company. Such competition may result in a higher cost for properties the Company wishes to acquire or may cause the Company to be unable to acquire suitable properties for the development of new resorts.

    DEVELOPMENT, CONSTRUCTION, AND PROPERTY ACQUISITION ACTIVITIES. The Company intends to develop and continue the expansion of the Existing Resorts, to develop the New Resorts, and to selectively acquire and develop other resorts. Acquiring and developing resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Risks associated with the Company's development and construction activities include the following: construction costs or delays at a property may exceed original estimates, possibly making the expansion or development uneconomical or unprofitable; sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; the Company has expanded and will continue to expand into new geographic areas in which it has no operating history and there is no assurance the Company will be successful in such locations; and financing may be unavailable or may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property. There can be no assurance the Company will develop and expand the Existing Resorts, develop the New Resorts, or acquire and develop other resorts.

    In addition, the Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Such laws and difficulties in obtaining, or failing to obtain, the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of the Company's projects. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where the Company's projects are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Resorts and New Resorts or the development of other resorts.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a large extent upon the experience and abilities of Robert E. Mead, Sharon K. Brayfield, and David T. O'Connor, the Company's Chief Executive Officer, President, and Executive Vice President

-- Sales, respectively. The loss of the services of any one of these key individuals could have a material adverse effect on the Company's results of operations, liquidity, or financial position. The Company's success is also dependent upon its ability to attract and retain qualified acquisition, development, marketing, management, administrative, and sales personnel. The ability to attract such personnel will become particularly important as the Company grows and develops additional resorts, and there can be no assurance that the Company will be successful in attracting and/or retaining such personnel.

    COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS. A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although the Company believes the Existing Resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, the Company will incur additional costs of complying with such laws. Additional federal, state, and local legislation may impose further burdens or restrictions on the Company, the Clubs, or the Management Clubs at the Existing Resorts, the New Resorts, or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company's results of operations, liquidity, and financial position, such costs could be substantial.

    VULNERABILITY TO REGIONAL CONDITIONS. Prior to August 1997, all of the Company's operating resorts and substantially all of the Company's customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has expanded into several other states. The Company's performance and the value of its properties is affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Even with the recent acquisitions, the Company's current geographic concentration could make the Company more susceptible to adverse events or conditions which affect these areas in particular.

    POSSIBLE ENVIRONMENTAL LIABILITIES. Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 1994 by independent environmental consultants for several of the Existing Resorts, and more recent Phase I environmental reports have been obtained for each of the remaining resorts. The reports did not reveal, nor is the Company aware of, any environmental liability that would have a material adverse effect on the Company's results of operations, liquidity, or financial position. No assurance, however, can be given that these reports reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

    Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Thus, the Company may have liability with respect to properties previously sold by it or by its predecessors.

    The Company believes that it is in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or third party of any non-compliance, liability, or other claim in connection with any of its present or former properties.

    DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; POSSIBLE INABILITY TO QUALIFY RESORTS. The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Existing Resorts, except Oak N' Spruce Resort, are currently qualified for participation in the RCI exchange network. Oak N' Spruce Resort is currently under contract with another exchange network provider, Interval International. However, no assurance can be given that the Company will continue to be able to qualify such resorts or any other future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts, the Company's sales of Vacation Intervals could be materially adversely affected.

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

    NATURAL DISASTERS; UNINSURED LOSS. There are certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable and for which neither the Company, the Clubs, nor the Management Clubs has insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damage at its expense or lose its capital invested in a resort, as well as the anticipated future revenues from such resort. Moreover, the Company would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    ACCELERATION OF DEFERRED TAXES. While the Company reports sales of Vacation Intervals as income currently for financial reporting purposes, for regular federal income tax purposes the Company reports substantially all Vacation Interval sales on the installment method. Under the installment method, the Company recognizes income for tax on the sale of the Vacation Interval when cash is received in the form of a down payment and as payments on customer loans are received. The Company's December 31, 1998 liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $59.0 million, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $37.5 million at December 31, 1998), including net operating loss carryforwards. This amount does not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. If the Company should sell the installment notes or be required to factor them or if the notes were foreclosed on by a lender of the Company or otherwise disposed of, the deferred gain would be reportable for tax and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. There can be no assurance that the Company would have sufficient cash resources to pay those taxes and interest. Furthermore, if the Company's sales of Vacation Intervals should decrease in the future, the Company's diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

    ALTERNATIVE MINIMUM TAXES. Prior to 1997, the Company used the installment method for the calculation of adjusted current earnings for federal alternative minimum tax purposes, although the accrual method is required under the Code. During 1997, the Company submitted a request to the Internal Revenue Service for permission to change to the accrual method for this computation. In 1998, the Company received a ruling from the Internal Revenue Service granting the request effective January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9 million per year, which will result in the Company paying substantial additional federal and state taxes in those years. As a result of this change, the Company paid $668,000 of federal alternative minimum tax in 1998 for 1997 and estimates total federal alternative minimum tax of $4.8 million for 1998.

    LIMITATIONS ON USE OF CARRYOVERS FROM OWNERSHIP CHANGE. The Company estimates that it had net operating loss carryforwards of approximately $85.6 million at December 31, 1998, for regular federal income tax purposes related primarily to the deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of net operating losses under
Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of a net operating loss by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Mr. Mead owned 100% of the stock of the Company until December 29, 1995, at which time his ownership decreased to approximately 99% and Ms. Brayfield acquired 1%. As a result of the Company's initial public offering in June 1997, Mr. Mead's ownership of the Company further decreased to approximately 67%. After the closing of the secondary offering in April 1998 and taking into account shares owned by his family, Mr. Mead owns 50.7% of the outstanding shares of Common Stock of the Company. In the future, Mr. Mead, his family, or Ms. Brayfield could transfer their shares and/or the Company could issue additional shares, including shares which it is required to issue under its 1997 Stock Option Plan, which could result in more than a 50 percentage point change in ownership of the Company. If such a change occurs within a three year period, the limitations of Section 382 would apply. Although the Company does not believe that those limitations would currently adversely affect the Company, there can be no assurance that the limitations will not limit or deny the future utilization of the net operating loss by the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership. When such a change in ownership occurs, Section 383 of the Code also limits or denies the future utilization of certain carryover excess credits, including any unused minimum tax credit attributable to payment of alternative minimum taxes. Although the Company does not believe that these additional limitations would currently adversely affect the Company, there can be no assurance that these additional limitations will not limit or deny the future utilization of any excess tax credits of the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership.

    TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY. Although all on-site sales personnel are treated as employees of the Company for payroll tax purposes, the Company does have independent contractor agreements with certain sales and marketing persons or entities. The Company has not treated these independent contractors as employees; accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such action may have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    Sales and Credit system - The Sales and Credit system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Sales and Credit system is scheduled to be completed by June 1999.

    Accounts Receivable system - The Accounts Receivable system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Accounts Receivable system is scheduled to be completed by June 1999.

    Inventory system - The Inventory system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Inventory system is scheduled to be completed by June 1999.

    Finance Administration system - The Finance Administration system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Finance Administration system is scheduled to be completed by June 1999.

    Sales Commissions system - The Sales Commissions system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Sales Commissions system is scheduled to be completed by June 1999.

    Predictive dialer software - The Company's predictive dialer software is scheduled to be year 2000 compliant with an upgrade scheduled for the second quarter of 1999.

    Full implementation of all programs is anticipated to be completed by June 1999.

    In the redevelopment phase of each module, the system being modified will be tested by the appropriate programmers to ensure proper handling of dates. Test procedures have already been developed as well as a complete test environment. The necessary personnel and processing resources have been determined and assigned to the appropriate projects. All major redeveloped systems will be run parallel with the existing systems to ensure completeness and accuracy. All redeveloped systems will be verified and accepted by the appropriate users prior to eliminating the existing systems. Any other primary computer programs currently utilized by the Company, that are not mentioned above, are already year 2000 compliant.

    In addition to the major computer systems described above, the Company primarily utilizes standardized and upgraded Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are written in Visual Basic and programmed to handle year 2000 issues. All operating systems utilized by the Company, which include Novell, Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company has evaluated all data communications equipment, including PCs. The Company has located a minimal number of PCs requiring replacement and no significant deficiencies of data communications equipment have been found.

    The Company has identified non-IT systems that may be year 2000 sensitive, including primarily access gates, alarms, irrigation systems, thermostats, and utility meters and switches at its resorts. Although these systems vary by resort, most of these systems are already year 2000 compliant or are not reliant on a time-chip that would be affected by year 2000. The Company anticipates that all these systems will be year 2000 compliant by the end of the second quarter of 1999.

    The Company has made inquiries of its major vendors, consisting primarily of financial institutions, regarding their year 2000 compliance status and its potential impact to the Company's business. Based on these discussions, the Company does not anticipate year 2000 difficulties associated with its major vendors. The Company, however, would change vendors if year 2000 problems at its existing vendors create interruptions to its business.

    Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $430,000, including an estimate of internal payroll committed to the projects, of which approximately $220,000 has already been incurred. The Company will utilize both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 95% complete and that its remediation is approximately 70% complete.

    The failure to correct a material year 2000 internal problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures of third party vendors will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes, however, that its year 2000 compliance plan and time line provide adequate staffing, resources, and time to mitigate and proactively respond to any unforeseen year 2000 problems in a timely and preemptive manner. The cost of year 2000 compliance and the estimated date of completion of necessary modifications, however, are based on the Company's best estimates, which were derived from various assumptions of future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

    In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-year 2000 compliant systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information and (2) increased personnel to manually process the information. The Company does not believe the increased costs associated with such personnel would be significant. The Company currently does not have a contingency plan in place. The Company will evaluate the need for a plan in 1999 as the Company progresses through the year 2000 conversion.

ITEM 3. LEGAL PROCEEDINGS

    The Company is currently subject to litigation and claims respecting tort, contract, and consumer disputes, among others. In the judgment of management, none of such lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

                                                            HIGH       LOW
                                                          --------   --------
         Year Ended December 31, 1997:
         Second Quarter (Commencing June 6, 1997)...      $     19   $ 14 5/8
         Third Quarter..............................       24 3/16         15
         Fourth Quarter.............................        26 1/4     20 3/4

         Year Ended December 31, 1998:
         First Quarter..............................      $ 29 1/8   $ 24 3/8
         Second Quarter ............................        25 5/8     15 7/8
         Third Quarter..............................        15 1/8     7 9/16
         Fourth Quarter.............................            14    6 13/16

         Year Ended December 31, 1999:
         First Quarter (through March 19, 1999).....      $ 10 5/8   $ 6 3/16


    On March 19, 1999, there were approximately 25 holders of record of the Company's Common Stock and the estimated number of beneficial stockholders was 1,900.

    The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends, and other factors that the Company's Board of Directors deems relevant.

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

                                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                              1994          1995           1996           1997          1998
                                                          ------------  ------------   ------------   ------------  ------------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
           STATEMENT OF INCOME DATA:
           Revenues:
             Vacation Interval sales ...................  $     24,551  $     34,091   $     45,907   $     68,682  $    135,582
             Sampler sales .............................         1,137         1,310          1,717          1,415         2,768
                                                          ------------  ------------   ------------   ------------  ------------
               Total sales .............................        25,688        35,401         47,624         70,097       138,350

             Interest income ...........................         1,633         3,968          6,297          9,149        16,823
             Interest income from affiliates ...........           252           393            377            247            62
             Management fee income .....................         2,394         2,478          2,187          2,331         2,540
             Other income ..............................         1,932         1,832          1,440          3,234         2,980
                                                          ------------  ------------   ------------   ------------  ------------
               Total revenues ..........................        31,899        44,072         57,925         85,058       160,755
                                                          ------------  ------------   ------------   ------------  ------------

           Costs and Operating Expenses:
             Cost of Vacation Interval sales ...........         2,648         3,280          2,805          6,600        19,877
             Sales and marketing .......................        12,929        17,850         21,839         30,559        67,030
             Provision for uncollectible notes .........         4,205         6,632          8,733         10,524        16,372
             Operating, general and administrative .....         5,853         8,780         10,116         12,230        17,184
             Depreciation and amortization .............           590           863          1,264          1,497         3,332
             Interest expense ..........................         1,642         3,609          4,759          4,664         7,150
                                                          ------------  ------------   ------------   ------------  ------------
               Total costs and operating expenses ......        27,867        41,014         49,516         66,074       130,945
                                                          ------------  ------------   ------------   ------------  ------------

           Income from continuing operations before
             income taxes ..............................         4,032         3,058          8,409         18,984        29,810
           Income tax expense ..........................         1,677         1,512          3,140          7,024        11,432
                                                          ------------  ------------   ------------   ------------  ------------
           Income from continuing operations ...........         2,355         1,546          5,269         11,960        18,378
           Income (loss) on discontinued operations ....           568        (1,484)          (295)            --            --
                                                          ------------  ------------   ------------   ------------  ------------
           Net income ..................................  $      2,923  $         62   $      4,974   $     11,960  $     18,378
                                                          ============  ============   ============   ============  ============

           Income per share from continuing
             operations--Basic and Diluted(a) ..........  $       0.31  $       0.20   $       0.68   $       1.22  $       1.45
                                                          ============  ============   ============   ============  ============
           Net income per share--Basic and Diluted(a) ..  $       0.39  $       0.01   $       0.64   $       1.22  $       1.45
                                                          ============  ============   ============   ============  ============

           Weighted average number of shares
             outstanding--Basic ........................     7,588,952     7,590,295      7,711,517      9,767,407    12,633,751
                                                          ============  ============   ============   ============  ============
           Weighted average number of shares
             outstanding--Diluted ......................     7,588,952     7,590,295      7,711,517      9,816,819    12,682,982
                                                          ============  ============   ============   ============  ============

                                                                                     DECEMBER 31,
                                                                   ------------------------------------------------
                                                                     1994      1995      1996      1997     1998
                                                                   --------  --------  --------  --------  --------
                                                                                (DOLLARS IN THOUSANDS)
          OTHER FINANCIAL DATA:
            EBITDA(b) ...........................................  $  6,264  $  7,530  $ 14,432  $ 25,145  $ 40,292
          OTHER OPERATING DATA:
            Number of Existing Resorts at period end ............         7         7         7        10        18
            Number of Vacation Intervals sold (excluding
              upgrades)(c) ......................................     3,423     4,464     5,634     6,592    13,191
            Number of upgraded Vacation Intervals sold ..........     1,290     1,921     1,914     3,908     6,817
            Number of Vacation Intervals in inventory ...........     5,943     6,580     6,746    10,931    14,453
            Average price of Vacation Intervals sold (excluding
              upgrades)(c)(d) ...................................  $  5,821  $  5,965  $  6,751  $  7,854  $  8,042
            Average price of upgraded  Vacation  Intervals sold
              (net of exchanged interval) .......................  $  3,585  $  3,885  $  4,113  $  4,326  $  4,327

                                                                                        DECEMBER 31,
                                                                      --------------------------------------------------
                                                                        1994       1995       1996      1997       1998
                                                                      --------   --------   -------   --------  --------
                                                                                   (DOLLARS IN THOUSANDS)
                   BALANCE SHEET DATA:
                     Cash and cash equivalents.....................   $    929   $  3,712   $   973   $  4,970  $ 11,355
                     Amounts due from affiliates...................      4,559      4,342     6,237      1,389     4,115
                     Total assets..................................     39,463     62,687    90,852    156,401   312,920
                     Amounts due to affiliates.....................     14,613     14,263    14,765         --        --
                     Notes payable and capital lease obligations...      6,061     23,363    41,986     48,871    58,108
                     Senior subordinated notes.....................         --         --        --         --    75,000
                     Total liabilities.............................     29,347     46,999    70,190     72,636   170,994
                     Shareholders' equity..........................     10,116     15,688    20,662     83,765   141,926


----------

(a) Earnings per share amounts are based on the weighted average number of shares outstanding.

(b) EBITDA represents income from continuing operations before interest expense, income taxes, and depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, EBITDA should not be construed as an alternative to net income as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income and cash flows from operating activities (determined in accordance with generally accepted accounting principles). The following table reconciles EBITDA to net income from continuing operations:

                                                                    YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                        1994      1995      1996       1997      1998
                                                       -------   -------   -------    -------   -------
                                                                    (DOLLARS IN THOUSANDS)
          Income from continuing operations..........  $ 2,355   $ 1,546   $ 5,269    $11,960   $18,378
          Interest expense...........................    1,642     3,609     4,759      4,664     7,150
          Income tax expense.........................    1,677     1,512     3,140      7,024    11,432
          Depreciation and amortization..............      590       863     1,264      1,497     3,332
                                                       -------   -------   -------    -------   -------
          EBITDA from continuing operations..........  $ 6,264   $ 7,530   $14,432    $25,145   $40,292
                                                       =======   =======   =======    =======   =======



(c) The Vacation Intervals sold during the years ended December 31, 1997 and December 31, 1998 include 1,517 biennial intervals (counted as 759 annual Vacation Intervals) and 3,860 biennial intervals (counted as 1,930 annual Vacation Intervals), respectively. The Company did not begin selling biennial intervals until January 1997.

(d) Includes annual and biennial Vacation Interval sales for one and two bedroom units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the preceding
Item 6 "Selected Financial Data" and the Company's Financial Statements and the notes thereto and other financial data included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Items 1 and 2 "Business and Properties" included elsewhere herein.

OVERVIEW

    The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations. The Company recognizes management fee income as the lesser of 15% of revenue or 100% of net income of the Management Clubs; however, if the Company does not receive 15% of each Management Club's gross revenues, such deficiency is deferred for payment in succeeding years, subject again to the net income limitation.

    The Company recognizes Vacation Interval sales revenues on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. At December 31, 1998, $1.3 million of Vacation Interval sales transactions were deferred as the minimum down payment had not been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income. When deposits are ultimately recognized as sales, the interest portion is recognized as interest income.

    The Company accounts for uncollectible notes by recording a provision to its allowance for uncollectible notes at the time revenue is recognized. The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item -- credit losses, customer returns, and customer releases (customer releases represent voluntary cancellations of properly recorded sales transactions which in the opinion of management are consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases is classified in the Consolidated Statement of Income in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively. The Company sets the provision for uncollectible notes at an amount sufficient to maintain the allowance at a level which management considers adequate to provide for anticipated losses from customers' failure to fulfill their obligations under the notes. When inventory is returned to the Company, any unpaid notes receivable balances are charged against the previously established bad debt reserves net of the amount at which the Vacation Interval is restored to inventory, which is the lower of the historical cost basis or market value of the Vacation Interval.

    Costs associated with the acquisition and development of resorts (including land, construction costs, furniture, interest, and taxes) are capitalized and included in inventory. Vacation Interval inventory is segregated into three ratings based on customer demand, with greater costs apportioned to higher value ratings. As Vacation Intervals are sold, these costs are deducted from inventory on a specific identification basis.

    Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure); (ii) trade-in associated with the purchase of an upgraded Vacation Interval; or (iii) the Company's ongoing program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals which have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory acquired prior to 1996 through the Company's program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. New inventory added through the Company's construction and acquisition programs has a higher average cost than the Company's pre-1996 inventory. Accordingly, cost of sales has increased and will continue to increase as sales of new inventory increases relative to overall sales.

    The Company recognizes interest income as earned. To the extent interest payments become delinquent, the Company ceases recognition of the interest income until collection is probable.


RESULTS OF OPERATIONS

    The following table sets forth certain operating information for the Company.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1997      1998
                                                           ------    ------    ------
As a percentage of Total Revenues:
  Vacation Interval sales ............................       79.3%     80.7%     84.3%
  Sampler sales ......................................        3.0       1.7       1.7
                                                           ------    ------    ------
     Total Sales .....................................       82.3      82.4      86.0
  Interest income ....................................       11.5      11.1      10.5
  Management fee income ..............................        3.8       2.7       1.6
  Other income .......................................        2.4       3.8       1.9
                                                           ------    ------    ------
          Total Revenues .............................      100.0%    100.0%    100.0%
As a percentage of gross Vacation Interval sales:
  Cost of Vacation Interval sales ....................        6.1%      9.6%     14.7%
  Sales and marketing ................................       47.6      44.5      49.4
  Provision for uncollectible notes ..................       19.0      15.3      12.1
As a percentage of Interest Income:
  Interest expense ...................................       71.3%     49.6%     42.3%
As a percentage of Total Revenues:
  Operating, general and administrative ..............       17.5%     14.4%     10.7%
  Depreciation and amortization ......................        2.2       1.8       2.1
  Total costs and operating expenses .................       85.5      77.7      81.5

    1998 VERSUS 1997. Revenues in 1998 were $160.8 million, representing a $75.7 million or 89.0% increase over revenues of $85.1 million for the year ended December 31, 1997. The increase was primarily due to a $66.9 million increase in sales of Vacation Intervals and a $7.5 million increase in interest income. The strong increase in Vacation Interval revenues primarily resulted from increased sales at existing resorts and sales at three new resorts, Timber Creek near St. Louis, Missouri, and Fox River near Chicago, Illinois, each of which opened sales offices in the fourth quarter of 1997, and Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998. In 1998 and 1997, sales were reduced by $1.9 million and $2.8 million, respectively, for cancellations related to customer returns (i.e., customers that failed to make their first installment payment).

    In 1998, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 100.1% to 13,191 from 6,592 in 1997; the average price per interval increased 2.4% to $8,042 from $7,854. Total interval sales for 1998 included 3,860 biennial intervals (counted as 1,930 Vacation Intervals) compared to 1,517 biennial intervals (counted as 759 Vacation Intervals) in 1997. The Company also experienced increased sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 1998, the number of upgraded Vacation Intervals sold was 6,817 at an average price of $4,327 compared to 3,908 upgraded Vacation Intervals sold in 1997 at an average price of $4,326. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

    Sampler sales increased to $2.8 million in 1998 compared to $1.4 million in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales which are an alternative to the sampler program.

    Interest income increased 79.7% to $16.9 million for the year ended December 31, 1998 from $9.4 million for 1997. This increase resulted from an $81.9 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998. Interest income from short-term investments, primarily from the proceeds from public offerings prior to their utilization, increased from $354,000 in 1997 to $959,000 in 1998.

    Management fee income increased 9.0% to $2.5 million in 1998 from $2.3 million in 1997. The increase in management fee income was primarily the result of greater net income from the Management Clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in operating expenses.

    Other income consists of water and utilities income, condominium rental income, and miscellaneous items. Other income decreased 7.8% to $3.0 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. This decrease is primarily the result of a $219,000 claims settlement included in other income in 1997.

    Cost of sales as a percentage of gross Vacation Interval sales increased to 14.7% in 1998 from 9.6% in 1997. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1997.

    Sales and marketing costs as a percentage of gross Vacation Interval sales increased to 49.4% for the year ended December 31, 1998 from 44.5% for 1997. This increase is due primarily to the implementation of new marketing programs, start up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

    The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 12.1% in 1998 from 15.3% in 1997. This is the result of improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies. The Company anticipates that it will decrease the provision for uncollectible notes to 10.0% in 1999.

    Operating, general and administrative expenses as a percentage of total revenues declined to 10.7% in 1998 from 14.4% in 1997. The decrease is the result of the Company's ability to increase sales without proportionate increases in overhead. Overall, operating, general and administrative expenses increased $5.0 million in 1998 as compared to the prior year, primarily due to an increase in corporate salaries and additional costs resulting from growth and the Company's publicly traded status effective June 1997.

    In 1998, depreciation and amortization expense as a percentage of total revenues increased to 2.1% from 1.8% in 1997. Overall, depreciation and amortization expense increased $1.8 million from 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

    Interest expense as a percentage of interest income decreased to 42.3% for the year ended December 31, 1998 from 49.6% in 1997. While interest expense increased $2.5 million, or 53.3%, overall compared to 1997, this increase was not proportionate with the increase in interest income previously discussed. This was due primarily to the payment of indebtedness with proceeds from the Company's equity and debt offerings in the second quarter of 1998, which resulted in lower effective interest rates and lower average balances on outstanding notes payable and capital lease obligations, offset by the interest expense generated by the 10.5% senior subordinated notes.

    Income from continuing operations before income taxes increased 57.0% to $29.8 million for the year ended December 31, 1998, from $19.0 million for the year ended December 31, 1997 as a result of the above mentioned operating results.

    Income tax expense as a percentage of income from continuing operations before income taxes increased to 38.4% in 1998 versus 37.0% in 1997. This increase resulted from an increase in state income taxes, primarily due to additional operations commencing in Illinois, Missouri, and Massachusetts.

    Net income increased $6.4 million, or 53.7%, to $18.4 million for the year ended December 31, 1998, from $12.0 million for the year ended December 31, 1997 as a result of the above mentioned operating results.

    1997 VERSUS 1996. Revenues in 1997 were $85.1 million, representing a $27.1 million or 46.8% increase over revenues of $57.9 million in 1996. The increase was primarily due to a $22.8 million increase in sales of Vacation Intervals and a $2.7 million increase in interest income. In 1997 and 1996, sales were reduced by $2.8 million and $2.2 million, respectively, for customer returns (i.e., customers that failed to make their first installment payment).

    In 1997, the number of Vacation Intervals sold, exclusive of sales of upgraded Vacation Intervals, increased 17.0% to 6,592 from 5,634 in 1996 and the average price per unit increased 16.3% to $7,854 from $6,751. The increase in Vacation Interval sales resulted from the Company's modernized electronic telemarketing programs, increased sales force, and enhanced lead generation methods. The increase in average price per interval resulted from the Company's increased sales of higher value rated intervals. In addition to increases in sales of Vacation Intervals, the Company increased revenues generated from sales of upgraded intervals at its Existing Resorts through the continued implementation of marketing and sales programs focused on selling such intervals to Silverleaf Owners.

    In 1997, sampler sales decreased to $1.4 million compared to $1.7 million in 1996. The decrease resulted from the Company's marketing of biennial intervals as an alternative to the sampler program.

    Interest income increased 40.8% to $9.4 million in 1997 from $6.7 million in 1996. This increase resulted from a $36.2 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales.

    Management fee income increased 6.6% to $2.3 million in 1997 from $2.2 million in 1996. This increase was primarily the result of greater Silverleaf Club net income due to higher dues income from an increased membership base.

    Other income increased to $3.2 million in 1997 from $1.4 million in 1996. This increase was primarily due to usage fees from the Company's newly remodeled golf course at Holiday Hills and higher water and sewer income due to the addition of two new utility operations. Additionally, the Company recovered $219,000 from a lawsuit in 1997.

    Cost of sales as a percentage of gross Vacation Interval sales increased to 9.6% in 1997 from 6.1% in 1996. Cost of sales for 1996 was lower primarily as a result of the sale of low cost inventory acquired by the Company in 1995 and 1996 through its program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners. The number of intervals acquired from Silverleaf Owners in 1997 was 559 as compared to approximately 1,700 in 1996. Additionally, the Company continues to deplete its inventory of low cost intervals. As a result of these factors and the Company's construction program to build new inventory, the cost of sales percentage increased in 1997.

    Sales and marketing costs as a percentage of gross Vacation Interval sales declined to 44.5% in 1997 from 47.6% in 1996. This decline is due primarily to the efficiencies resulting from the Company's telemarketing and sales force areas and economies of scale.

    The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 15.3% for 1997 from 19.0% in 1996, reflecting an increased focus on collection efforts for notes receivable. The improvement can also be attributed to an increase in receivables relating to upgrade sales which typically represent better performing accounts, resulting in fewer delinquencies.

    Operating, general and administrative expenses as a percentage of total revenues declined to 14.4% in 1997 from 17.5% in 1996 due to efficiencies realized from higher sales volume. Overall, operating, general and administrative expenses increased $2.1 million in 1997 as compared to 1996, primarily due to an increase in corporate salaries and additional costs incurred as a result of the Company's publicly traded status effective June 1997.

    Depreciation and amortization expense as a percentage of total revenue declined to 1.8% in 1997 from 2.2% in 1996. Overall, depreciation and amortization expense increased $233,000 from 1996, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

    Interest expense as a percentage of interest income declined to 49.6% in 1997 from 71.3% in 1996. This decrease was due to lower borrowing cost during the second half of 1997, mostly as a result of payment of indebtedness with proceeds of the Company's initial public offering in June 1997.

    Income from continuing operations before income taxes increased 125.8% to $19.0 million in 1997 from $8.4 million in 1996 as a result of the above mentioned operating results.

    Income tax expense as a percentage of income from continuing operations before income taxes remained relatively unchanged at 37.0% in 1997 versus 37.3% in 1996.

    Net income increased $7.0 million, or 140%, to $12.0 million for the year ended December 31, 1997, compared to $5.0 million for the year ended December 31, 1996, as a result of the above mentioned operating results and losses from discontinued operations of $295,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivables from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. During the year ended December 31, 1996, net cash provided by operating activities was $6.4 million. During the years ended December 31, 1997 and 1998, the Company's operating activities reflected a use of cash of $3.4 million and $17.6 million, respectively. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of 70% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven to ten year period, borrowing against receivables has historically been a necessary part of normal operations.

    Net cash provided by financing activities for the years ended December 31, 1996, 1997, and 1998 was $14.9 million, $46.9 million, and $118.5 million, respectively. During 1998, the $118.5 million in cash flows provided by financing activities was primarily due to the issuance of $75 million of senior subordinated notes, bearing an interest rate of 10.5%, due 2008 and $44.8 million of proceeds from the issuance of common stock, net of debt issuance costs of $3.5 million in April 1998. The Company's revolving credit facilities provide for loans of up to $130.0 million. At December 31, 1998, approximately $54.7 million of principal and interest related to advances under the credit facilities was outstanding. Of this amount, $11.2 million, $13.6 million, and $29.9 million matures in 1999, 2002, and 2005, respectively. For the year ended December 31, 1998, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 9.6%. Customer defaults have significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes.

    For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Consolidated Financial Statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9.0 million per year for the pre-1997 adjustment, which will result in the Company paying substantial additional federal and state taxes in those years. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2018. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

    USES OF CASH. Investing activities typically reflect a net use of cash because of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the years ended December 31, 1996, 1997, and 1998 was $24.0 million, $39.5 million, and $94.5 million, respectively. Cash used in investing activities increased significantly in each period primarily due to significant increases in customer notes receivable and the acquisition of the Fox River, Timber Creek, and Oak N' Spruce resorts and the Las Vegas and Galveston sites in 1997, and the acquisition of the Crown resorts, the Atlanta, Kansas City, and Philadelphia sites, and a second parcel of land in Galveston in 1998. The Company acquired the Fox River and Timber Creek resorts in August 1997 for $2.9 million, the site in Las Vegas, Nevada, in November 1997 for $2.7 million, one tract of the Galveston property in December 1997 for $485,000, and the Oak N' Spruce Resort in Massachusetts in December 1997 for $5.1 million. The Company acquired a second tract of the Galveston property in February 1998 for $1.2 million, the Crown resorts in May 1998 for $4.8 million, the Kansas City site in September 1998 for $1.5 million, the Philadelphia site in December 1998 for $1.9 million, and various tracts of the Atlanta property throughout the fourth quarter of 1998 for $4.2 million. Also, in the third and fourth quarter of 1998, the Company reacquired 422,100 shares of its common stock for approximately $5.0 million. Operating and investing activities also use cash because the Company requires funds to construct infrastructure, amenities, and additional units at the Existing Resorts and New Resorts, to acquire property for future resort development, and to support current operations. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 1998, the Company had construction commitments of approximately $22.7 million. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

     The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under certain existing or renegotiated third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for the year ended December 31, 1999. However, depending upon conditions in capital and other financial markets, and other factors including the Company's growth, development, and expansion plans, the Company may from time to time consider the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to finance future acquisitions, refinance debt, finance mortgage receivables, or for other purposes. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

INFLATION

    Inflation and changing prices have not had a material impact on the Company's revenues, operating income, and net income during any of the Company's three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes receivable.

NEW ACCOUNTING STANDARDS

    SFAS No. 130 -- The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income", effective January 1, 1998. The Company had no items classified as other comprehensive income in the periods presented.

    SFAS No. 131 -- The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. It establishes standards for reporting and displaying information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. Management has reviewed the requirements and definitions contained within SFAS No. 131 and believe the Company operates in only one segment.

    SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and will be adopted for the period ended December 31, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented. The Company currently has no derivative instruments.

    SOP No. 98-5 -- On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities" ("SOP No. 98-5"), effective for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires that costs for start-up activities, including organization costs, be charged to expense as incurred. The Company currently follows the practice of charging start-up costs to expense as incurred. The Company elected to early adopt SOP No. 98-5. At the time of its adoption, the Company had no start-up costs capitalized and, therefore, the adoption had no effect on results of operations or financial position of the Company.

YEAR 2000 COMPLIANCE

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

    Sales and Credit system - The Sales and Credit system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Sales and Credit system is scheduled to be completed by June 1999.

    Accounts Receivable system - The Accounts Receivable system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Accounts Receivable system is scheduled to be completed by June 1999.

    Inventory system - The Inventory system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Inventory system is scheduled to be completed by June 1999.

    Finance Administration system - The Finance Administration system will need to be redeveloped in order to be year 2000 compliant. The redevelopment of the Finance Administration system is scheduled to be completed by June 1999.

    Sales Commissions system - The Sales Commissions system is currently being redeveloped to be year 2000 compliant, among other enhancements. The redevelopment of the Sales Commissions system is scheduled to be completed by June 1999.

    Predictive dialer software - The Company's predictive dialer software is scheduled to be year 2000 compliant with an upgrade scheduled for the second quarter of 1999.

    Full implementation of all programs is anticipated to be completed by June 1999.

    In the redevelopment phase of each module, the system being modified will be tested by the appropriate programmers to ensure proper handling of dates. Test procedures have already been developed as well as a complete test environment. The necessary personnel and processing resources have been determined and assigned to the appropriate projects. All major redeveloped systems will be run parallel with the existing systems to ensure completeness and accuracy. All redeveloped systems will be verified and accepted by the appropriate users prior to eliminating the existing systems. Any other primary computer programs currently utilized by the Company, that are not mentioned above, are already year 2000 compliant.

    In addition to the major computer systems described above, the Company primarily utilizes standardized and upgraded Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are written in Visual Basic and programmed to handle year 2000 issues. All operating systems utilized by the Company, which include Novell, Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company has evaluated all data communications equipment, including PCs. The Company has located a minimal number of PCs requiring replacement and no significant deficiencies of data communications equipment have been found.

    The Company has identified non-IT systems that may be year 2000 sensitive, including primarily access gates, alarms, irrigation systems, thermostats, and utility meters and switches at its resorts. Although these systems vary by resort, most of these systems are already year 2000 compliant or are not reliant on a time-chip that would be affected by year 2000. The Company anticipates that all these systems will be year 2000 compliant by the end of the second quarter of 1999.

    The Company has made inquiries of its major vendors, consisting primarily of financial institutions, regarding their year 2000 compliance status and its potential impact to the Company's business. Based on these discussions, the Company does not anticipate year 2000 difficulties associated with its major vendors. The Company, however, would change vendors if year 2000 problems at its existing vendors create interruptions to its business.

    Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $430,000, including an estimate of internal payroll committed to the projects, of which approximately $220,000 has already been incurred. The Company will utilize both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 95% complete and that its remediation is approximately 70% complete.

    The failure to correct a material year 2000 internal problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures of third party vendors will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes, however, that its year 2000 compliance plan and time line provide adequate staffing, resources, and time to mitigate and proactively respond to any unforeseen year 2000 problems in a timely and preemptive manner. The cost of year 2000 compliance and the estimated date of completion of necessary modifications, however, are based on the Company's best estimates, which were derived from various assumptions of future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

    In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-year 2000 compliant systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information and (2) increased personnel to manually process the information. The Company does not believe the increased costs associated with such personnel would be significant. The Company currently does not have a contingency plan in place. The Company will evaluate the need for a plan in 1999 as the Company progresses through the year 2000 conversion.

SUBSEQUENT EVENTS

    Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) plan (the "Plan"), a qualified defined contribution retirement plan covering employees 21 years of age or older who have completed one year of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, may do so on a discretionary basis. The Company, however, will incur the administrative costs of maintaining the Plan.

    In January 1999, the Company acquired undeveloped land near The Villages Resort in Tyler, Texas, for approximately $970,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of and for the year ended December 31, 1998, the Company had no derivative financial instruments or foreign operations. Interest on the Company's notes receivable and senior subordinated notes is fixed rate. See notes 3 and 11 to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the information set forth on Index to Consolidated Financial Statements appearing on page 57 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

    The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

    ROBERT E. MEAD, age 52, founded the Company, has served as its Chairman of the Board since its inception, and has served as its Chief Executive Officer since May 1990. Mr. Mead began his career in hotel and motel management and also operated his own construction company. Mr. Mead currently serves as a trustee member of ARDA and has over 19 years of experience in the timeshare industry, with special expertise in the areas of consumer finance, hospitality management, and real estate development.

    SHARON K. BRAYFIELD, age 38, has served as the President of the Company since 1992 and manages all of the Company's day to day activities. Ms. Brayfield began her career with an affiliated company in 1982 as the Public Relations Director of Ozark Mountain Resort. In 1989, she was promoted to Executive Vice President of Resort Operations for an affiliated company and in 1991 was named Chief Operations Officer of the Company. For the past five years and through April 1997, Ms. Brayfield was also the President of Silverleaf Club.

    DAVID T. O'CONNOR, age 57, has over 21 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 15 years. Mr. O'Connor has served as the Company's Executive Vice President -- Sales for the past three years and as Vice President -- Sales since 1991. In such capacities he directed all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures. For the five year period ended May 12, 1997, Mr. O'Connor was an employee of Recreational Consultants, Inc., which was an independent contractor of the Company.

    THOMAS C. FRANKS, age 45, joined the Company in August 1997 as President of a newly-formed, wholly-owned subsidiary of the Company, Silverleaf Resort Acquisitions, Inc. In February 1998, Mr. Franks was named as Vice President -- Investor Relations and Governmental Affairs for the Company, and in October 1998 Mr. Franks was named Executive Vice President -- Corporate Affairs. Mr. Franks has more than 16 years of experience in the timeshare industry and is responsible for acquisitions and industry and governmental relations. Mr. Franks served as the President of ARDA from February 1991 through July 1997.

    HARRY J. WHITE, JR., age 44, joined the Company in June 1998 as Chief Financial Officer and has responsibility for all accounting, financial reporting, and taxation issues. Prior to joining the Company, Mr. White was Chief Financial Officer of Thousand Trails, Inc. and a senior manager with Deloitte & Touche LLP.

    LARRY H. FRITZ, age 46, has been employed by the Company (or an affiliated company) periodically over the past ten years and has served in various marketing management positions. Since 1991, Mr. Fritz has served as the Company's chief marketing officer, with responsibility for daily marketing operations, and currently serves as the Company's Vice President -- Marketing.

    IOANNIS N. (JOHN) GIOLDASIS, age 48, has been with the Company since May 1993 and currently serves as Vice President -- Promotions. Mr. Gioldasis is responsible for the design and implementation of marketing strategies and promotional concepts for lead generation in Texas and other markets. Prior to joining the Company, Mr. Gioldasis was a national field director for Resort Property Consultants, Inc.

    ALLEN L. HUDSON, age 52, joined the Company on June 1, 1998 as Vice President -- Architecture and Engineering. Mr. Hudson was President and Chief Operating Officer of an architectural firm which provided consultant design and project management services to Silverleaf from 1995 until joining the Company.

    CARLA R. KIENAST, age 46, joined the Company as Vice President -- Investor Relations in October 1998. With over fifteen total years of corporate communications experience, and ten specifically focused on investor relations, Ms. Kienast had her own consulting practice prior to joining the Company. Silverleaf had been a client of her consulting practice since its initial public offering. Before starting her own firm, Ms. Kienast served as Manager of Investor Relations for Haggar Clothing Co. for four years following its initial public offering, and also held various investor relations and corporate communications positions at Amtech Corporation.

    EDWARD L. LAHART, age 34, has served as Vice President -- Corporate Operations since June 1998. Prior to June 1998, Mr. Lahart served in various capacities in the Credit and Collections department.

    ROBERT G. LEVY, age 50, was appointed Vice President -- Resort Operations in March 1997 and administers the Company's Management Agreement with the Silverleaf Club. Since 1990, Mr. Levy has held a variety of managerial positions with the Silverleaf Club including Project Manager, General Manager, Texas Regional Manager, and Director of Operations. Prior thereto, Mr. Levy spent 18 years in hotel, motel, and resort management, and was associated with the Sheraton, Ramada Inn, and Holiday Inn hotel chains.

    JAMES J. OESTREICH, age 58, joined the Company in February 1998 as Vice President -- Marketing Development. From January 1991 to August 1995, Mr. Oestreich served as Vice President of Sales and Marketing for Casablanca Express, Inc. From August 1995 until joining the Company, Mr. Oestreich served as President of Bull's Eye Marketing, Inc., a provider of marketing services to the resort and direct sales industries.

    SANDRA G. CEARLEY, age 37, has served as Secretary of the Company since its inception. Ms. Cearley maintains corporate minute books, oversees regulatory filings, and coordinates legal matters with the Company's attorneys.

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of common stock. Insiders are required by the Commission's regulations to furnish to the Company copies of all Section 16(a) reports filed by such persons.

    To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations from the Insiders, two Insiders did not timely report grants of options under the Company's 1997 Stock Option Plan (the "Plan"). Allen L. Hudson, Vice President - Architecture and Engineering Services, inadvertently omitted on the Initial Statement of Beneficial Ownership of Securities filed on May 26, 1998 on Form 3 an option to purchase 10,000 shares of the Company's common stock which was granted to him prior to his election as an officer of the Company. James Oestreich, Vice President - Marketing Development, did not timely report the grant of an option to purchase 25,000 shares granted under the Plan to him in May 1998. In February 1999, Messrs. Hudson and Oestreich each filed a Form 5 for 1998 to report these options. Each Form 5 was filed on a timely basis. All other Insiders complied with all applicable Section 16(a) filing requirements.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

     EXHIBIT
     NUMBER                                      DESCRIPTION
     -------                                     -----------
       3.1         --    Charter of Silverleaf Resorts, Inc. (incorporated by
                         reference to Exhibit 3.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
       3.2         --    Bylaws of Silverleaf Resorts, Inc. (incorporated by
                         reference to Exhibit 3.2 to Registrant's Form 10-K for
                         year ended December 31, 1997).
       4.1         --    Form of Stock Certificate of Registrant (incorporated
                         by reference to Exhibit 4.1 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
       4.2         --    Indenture dated April 1, 1998, between the Company and
                         Norwest Bank Minnesota, National Association, as
                         Trustee (incorporated by reference to Exhibit 4.1 to
                         Registrant's Form 10-Q for quarter ended March 31,
                         1998).
       4.3         --    Certificate No. 001 of 10 1/2% Senior Subordinated
                         Notes due 2008 in the amount of $75,000,000
                         (incorporated by reference to Exhibit 4.2 to
                         Registrant's Form 10-Q for quarter ended March 31,
                         1998).
       4.4         --    Subsidiary Guarantee dated April 8, 1998 by Silverleaf
                         Berkshires, Inc.; Bull's Eye Marketing, Inc.;
                         Silverleaf Resort Acquisitions, Inc.; Silverleaf
                         Travel, Inc.; Database Research, Inc.; and Villages
                         Land, Inc.

                         (incorporated by reference to Exhibit 4.3 to
                         Registrant's Form 10-Q for the quarter ended March 31,
                         1998).
      10.1         --    Form of Registration Rights Agreement between
                         Registrant and Robert E. Mead (incorporated by
                         reference to Exhibit 10.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
    10.2.1         --    Employment Agreement between Registrant and Robert E.
                         Mead (incorporated by reference to Exhibit 10.2.1 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
    10.2.2         --    Employment Agreement between Registrant and David T.
                         O'Connor (incorporated by reference to Exhibit 10.2.2
                         to Amendment No. 1 dated May 16, 1997 to Registrant's
                         Registration Statement on Form S-1, File No.
                         333-24273).
    10.2.3         --    Employment Agreement between Registrant and Sharon K.
                         Brayfield (incorporated by reference to Exhibit 10.2.3
                         to Registrant's Registration Statement on Form S-1,
                         File No. 333-24273).
    10.2.4         --    Employment Agreement between Registrant and Thomas
                         Franks (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
    10.2.5         --    Memorandum Agreement, dated August 21, 1997, between
                         Registrant and Thomas C. Franks (incorporated by
                         reference to Exhibit 10.7 to Registrant's Form 10-Q for
                         quarter ended September 30, 1997).
    10.2.6         --    Employment Agreement, dated January 16, 1998, between
                         Registrant and Allen L. Hudson (incorporated by
                         reference to Exhibit 10.2.6 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
    10.2.7         --    Employment Agreement, dated January 20, 1998, between
                         Registrant and Jim Oestreich (incorporated by reference
                         to Exhibit 10.2.7 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
    10.2.8         --    Employment Agreement with Harry J. White, Jr.
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
    10.2.9         --    Amendment to Employment Agreement with Sharon K.
                         Brayfield (incorporated by reference to Exhibit 10.2 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
    10.2.10        --    First Amendment dated June 12, 1998, to Employment
                         Agreement with Jim Oestreich (incorporated by reference
                         to Exhibit 10.7 to Registrant's Form 10-Q for quarter
                         ended September 30, 1998).
    10.2.11        --    Second Amendment dated September 29, 1998, to
                         Employment Agreement with Jim Oestreich (incorporated
                         by reference to Exhibit 10.8 to Registrant's Form 10-Q
                         for quarter ended September 30, 1998).
    10.2.12        --    First Amendment dated August 31, 1998, to Employment
                         Agreement with David T. O'Connor (incorporated by
                         reference to Exhibit 10.10 to Registrant's Form 10-Q
                         for quarter ended September 30, 1998).
       10.3        --    1997 Stock Option Plan of Registrant (incorporated by
                         reference to Exhibit 10.3 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
     10.3.1        --    Nonqualified Stock Option Agreement (David T. O'Connor)
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1997).
     10.3.2        --    Incentive Stock Option Agreement (Larry H. Fritz)
                         (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1997).
     10.3.3        --    Non-Qualified Stock Option Agreement (Thomas Franks)
                         (incorporated by reference to Exhibit 10.8 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.4        --    Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                         (incorporated by reference to Exhibit 10.9 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.5        --    Non-Qualified Stock Option Agreement (James B. Francis,
                         Jr.) (incorporated by reference to Exhibit 10.10 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.6        --    Non-Qualified Stock Option Agreement (Michael A.
                         Jenkins) (incorporated by reference to Exhibit 10.11 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.7        --    Non-Qualified Stock Option Agreement, dated January 20,
                         1998, between Registrant and Jim Oestreich
                         (incorporated by reference to Exhibit 10.3.9 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
     10.3.8        --    Non-Qualified Stock Option Agreement dated June 25,
                         1998, with Thomas C. Franks (incorporated by reference
                         to Exhibit 10.3 to Registrant's Form 10-Q for quarter
                         ended June 30, 1998).
     10.3.9        --    Incentive and Non-Qualified Stock Option Agreement
                         dated June 25, 1998, with Sharon K. Brayfield
                         (incorporated by reference to Exhibit 10.4 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).

    10.3.10         --   Non-Qualified Stock Option Agreement dated June 29,
                         1998, with Harry J. White, Jr. (incorporated by
                         reference to Exhibit 10.5 to Registrant's Form 10-Q for
                         quarter ended June 30, 1998).
    10.3.11         --   Non-Qualified Stock Option Agreement dated August 31,
                         1998, with David T. O'Connor (incorporated by reference
                         to Exhibit 10.11 to Registrant's Form 10-Q for quarter
                         ended September 30, 1998).
       10.4         --   Silverleaf Club Agreement between the Silverleaf Club
                         and the resort clubs named therein (incorporated by
                         reference to Exhibit 10.4 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
       10.5         --   Management Agreement between Registrant and the
                         Silverleaf Club (incorporated by reference to Exhibit
                         10.5 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
       10.6         --   Revolving Loan and Security Agreement, dated October
                         1996, by CS First Boston Mortgage Capital Corp.
                         ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
       10.7         --   Amendment No. 1 to Revolving Loan and Security
                         Agreement, dated November 8, 1996, between CSFBMCC and
                         Silverleaf Vacation Club, Inc. (incorporated by
                         reference to Exhibit 10.7 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
       10.8         --   Loan and Security Agreement among Textron Financial
                         Corporation ("Textron"), Ascension Resorts, Ltd. and
                         Ascension Capital Corporation, dated August 15, 1995
                         (incorporated by reference to Exhibit 10.9 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
       10.9         --   First Amendment to Loan and Security Agreement, dated
                         December 28, 1995, between Textron and Silverleaf
                         Vacation Club, Inc. (incorporated by reference to
                         Exhibit 10.10 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.10         --   Second Amendment to Loan and Security Agreement, dated
                         October 31, 1996, executed by Textron and Silverleaf
                         Vacation Club, Inc. (incorporated by reference to
                         Exhibit 10.11 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.11         --   Restated and Amended Loan and Security Agreement, dated
                         December 27, 1995, between Heller Financial, Inc.
                         ("Heller") and Ascension Resorts, Ltd. (incorporated by
                         reference to Exhibit 10.12 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
      10.12         --   Loan and Security Agreement, dated December 27, 1995,
                         executed by Ascension Resorts, Ltd. and Heller
                         (incorporated by reference to Exhibit 10.13 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.13         --   Amendment to Restated and Amended Loan and Security
                         Agreement, dated August 15, 1996, between Heller and
                         Silverleaf Vacation Club, Inc. (incorporated by
                         reference to Exhibit 10.14 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
      10.14         --   Form of Indemnification Agreement (between Registrant
                         and all officers, directors, and proposed directors)
                         (incorporated by reference to Exhibit 10.18 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.15         --   Resort Affiliation and Owners Association Agreement
                         between Resort Condominiums International, Inc.,
                         Ascension Resorts, Ltd., and Hill Country Resort
                         Condoshare Club, dated July 29, 1995 (similar
                         agreements for all other Existing Resorts)
                         (incorporated by reference to Exhibit 10.19 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.16         --   First Amendment to Silverleaf Club Agreement, dated
                         March 28, 1990, among Silverleaf Club, Ozark Mountain
                         Resort Club, Holiday Hills Resort Club, the Holly Lake
                         Club, The Villages Condoshare Association, The Villages
                         Club, Piney Shores Club, and Hill Country Resort
                         Condoshare Club (incorporated by reference to Exhibit
                         10.22 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.17         --   First Amendment to Management Agreement, dated January
                         1, 1993, between Master Endless Escape Club and
                         Ascension Resorts, Ltd. (incorporated by reference to
                         Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.18         --   Contract of Sale, dated May 2, 1997, between Registrant
                         and third-party (incorporated by reference to Exhibit
                         10.24 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).

      10.19         --   Amendment to Loan Documents, dated December 27, 1996,
                         among Silverleaf Vacation Club, Inc., Ascension
                         Resorts, Ltd., and Heller Financial, Inc. (incorporated
                         by reference to Exhibit 10.25 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.20         --   Contract of Sale between Thousand Trails, Inc. and
                         Registrant (approximately 98.475 acres, Galveston
                         County, Texas) (incorporated by reference to Exhibit
                         10.1 to Registrant's Form 10-Q for quarter ended
                         September 30, 1997).
      10.21         --   Contract of Sale between R.J. Novelli, Sr., et al and
                         Registrant (approximately 21.5 acres, Galveston County,
                         Texas) (incorporated by reference to Exhibit 10.2 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.22         --   Contract of Sale between Harmon/Koval Limited Liability
                         Company and Registrant (2.1 acres, Clark County,
                         Nevada) (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.23         --   Second Amendment to Restated and Amended Loan and
                         Security Agreement between Heller Financial, Inc. and
                         Registrant ($40 million revolving credit facility)
                         (incorporated by reference to Exhibit 10.4 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.24         --   Construction Loan Agreement between Heller Financial
                         Inc. and Registrant ($10 million revolving construction
                         loan facility) (incorporated by reference to Exhibit
                         10.5 to Registrant's Form 10-Q for quarter ended
                         September 30, 1997).
      10.25         --   Real Estate Contract of Sale dated September 30, 1997,
                         between Registrant and Robert E. Mead (incorporated by
                         reference to Exhibit 10.12 to Registrant's Form 10-Q
                         for quarter ended September 30, 1997).
      10.26         --   Silverleaf Club Agreement dated September 25, 1997,
                         between Registrant and Timber Creek Resort Club
                         (incorporated by reference to Exhibit 10.13 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.27         --   Loan Agreement, dated December 19, 1997, between Credit
                         Suisse First Boston Mortgage Capital, L.L.C. and
                         Registrant (incorporated by reference to Exhibit 10.31
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.28         --   Amendment to Loan Documents, dated December 22, 1997,
                         between Registrant and Credit Suisse First Boston
                         Mortgage Capital, L.L.C. (incorporated by reference to
                         Exhibit 10.32 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.29         --   Second Amendment to Management Agreement, dated
                         December 31, 1997, between Silverleaf Club and
                         Registrant (incorporated by reference to Exhibit 10.33
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.30         --   Silverleaf Club Agreement, dated January 5, 1998,
                         between Silverleaf Club and Oak N' Spruce Resort Club
                         (incorporated by reference to Exhibit 10.34 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.31         --   Contract of Sale, dated November 13, 1997, between Oak
                         N' Spruce Management, Inc., Beartown Development, Inc.,
                         Bruce Hagedorn and Doug Richie, and Registrant
                         (incorporated by reference to Exhibit 10.35 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.32         --   Contract of Sale, dated January 12, 1998, between Crown
                         Resort Co. L.L.C., Richard W. Dickson and Robert G.
                         Garner, and Registrant (incorporated by reference to
                         Exhibit 10.36 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.33         --   Contract of Sale, dated February 18, 1998, between
                         Registrant and Michael J. McDermott (incorporated by
                         reference to Exhibit 10.37 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
      10.34         --   Contract of Sale, dated February 19, 1998, between
                         Registrant and Lee R. Roper (incorporated by reference
                         to Exhibit 10.38 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.35         --   Contract of Sale, dated February 19, 1998, between
                         Registrant and J. Phillip Ballard, Jr., and Eagle
                         Greens Ltd. (incorporated by reference to Exhibit 10.39
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.36         --   Stock Purchase Agreement, dated January 15, 1998,
                         between Silverleaf Resorts, Inc. and Jim Oestreich
                         (incorporated by reference to Exhibit 10.40 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.37         --   Contract of Sale, dated May 2, 1997, between Registrant
                         and Thousand Trails, Inc. (incorporated by reference to
                         Exhibit 10.41 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).

      10.38         --   First Amendment to Contract of Sale, dated July 25,
                         1997, between Registrant and Thousand Trails, Inc.
                         (incorporated by reference to Exhibit 10.42 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.39         --   Master Club Agreement, dated November 13, 1997, between
                         Master Club and Fox River Resort Club (incorporated by
                         reference to Exhibit 10.43 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
      10.40         --   Letter Agreement dated March 16, 1998, between the
                         Company and Heller Financial, Inc. (incorporated by
                         reference to Exhibit 10.44 to Amendment No. 1 to Form
                         S-1, File No. 333-47427 filed March 16, 1998).
      10.41         --   Bill of Sale and Blanket Assignment dated May 28, 1998,
                         between the Company and Crown Resort Co., LLC
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
      10.42         --   Contract of Sale by and between Terry Adair and George
                         R. Bedell, as Trustee, dated March 27, 1998
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.43         --   Contract of Sale by and between Great Atlanta's
                         Properties Corp. and George R. Bedell, as Trustee,
                         dated August 12, 1998 (incorporated by reference to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.44         --   Contract of Sale, dated February 25, 1998 (as amended
                         in October 1998), by and between the Company and J.
                         Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a
                         Northeast Georgia Recreational Development Co., Inc.
                         (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.45         --   Amendment to Contract of Sale, dated October 14, 1998,
                         by and between the Company and J. Phillip Ballard, Jr.
                         and Eagle Greens, Ltd., f/k/a Northeast Georgia
                         Recreational Development Co., Inc. (incorporated by
                         reference to Exhibit 10.4 to Registrant's Form 10-Q for
                         quarter ended September 30, 1998).
      10.46         --   Second Amendment to Contract of Sale, dated October 14,
                         1998, by and between the Company and J. Phillip
                         Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast
                         Georgia Recreational Development Co., Inc.
                         (incorporated by reference to Exhibit 10.5 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.47         --   Management Agreement dated October 13, 1998, by and
                         between the Company and Eagle Greens, Ltd.
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.48         --   One to Four Family Residential Contract (Resale)
                         between the Company and Thomas C. Franks, dated July
                         30, 1998 (incorporated by reference to Exhibit 10.12 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
     *10.49         --   Contract of Sale dated April 28, 1998, by and between
                         Beech Mountain Lakes Corp. and the Company.
     *10.50         --   Amendment to Contract of Sale dated November 24, 1998,
                         by and between Beech Mountain Lakes Corp. and the
                         Company.
     *10.51         --   Contract of Sale dated September 30, 1998, by and
                         between National American Corp. and the Company.
      *12.1         --   Statement concerning computation of ratios of earnings
                         to fixed charges
      *21.1         --   Subsidiaries of Silverleaf Resorts, Inc.
      *27.1         --   Financial Data Schedule.

    ------------

    *      Filed herewith

    (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1998.

    (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

    (d) Financial Statement Schedules

    None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 26, 1999.

                                          SILVERLEAF RESORTS, INC.
                                          By:    /s/ ROBERT E. MEAD
                                             -----------------------------------
                                          Name:  Robert E. Mead
                                          Title: Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                    DATE
             ---------                               -----                    ----
          /s/ ROBERT E. MEAD             Chairman of the Board and Chief  March 26, 1999
   ---------------------------------     Executive Officer (Principal
            Robert E. Mead               Executive Officer)


     /s/ SHARON K. BRAYFIELD             Director and President           March 26, 1999
   ---------------------------------
          Sharon K. Brayfield

           /s/ HARRY J. WHITE, JR.       Chief Financial Officer and      March 26, 1999
   ---------------------------------     Treasurer (Principal
             Harry J. White, Jr.         Financial and Accounting
                                         Officer)


       /s/ STUART MARSHALL BLOCH         Director                         March 26, 1999
   ---------------------------------
         Stuart Marshall Bloch

       /s/ JAMES B. FRANCIS, JR.         Director                         March 26, 1999
   ---------------------------------
         James B. Francis, Jr.

        /s/ MICHAEL A. JENKINS           Director                         March 26, 1999
   ---------------------------------
          Michael A. Jenkins

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
       Independent Auditors' Report................................................      58

       Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 and 1998..............      59

         Consolidated Statements of Income for the years ended December 31, 1996,
           1997, and 1998..........................................................      60

         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1996, 1997, and 1998.......................................      61

         Consolidated Statements of Cash Flows for the years ended December 31,
           1996, 1997, and 1998....................................................      62

         Notes to Consolidated Financial Statements................................      63

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Silverleaf Resorts, Inc.

    We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 1, 1999

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                            DECEMBER 31,
                                                                                        ---------------------
                                                   ASSETS                                 1997         1998
                                                                                        ---------    --------
                      Cash and cash equivalents......................................    $  4,970    $ 11,355
                      Restricted cash................................................         200         873
                      Notes receivable, net of allowance for uncollectible notes of
                         $12,621 and $23,947, respectively...........................      92,036     173,959
                      Amounts due from affiliates....................................       1,389       4,115
                      Inventories....................................................      27,432      71,694
                      Land, equipment, buildings, and utilities, net.................      22,611      34,025
                      Prepaid and other assets.......................................       7,763      16,899
                                                                                        ---------   ---------
                                TOTAL ASSETS.........................................    $156,401    $312,920
                                                                                         ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      LIABILITIES
                        Accounts payable and accrued expenses........................    $  5,106    $  8,144
                        Unearned revenues............................................       3,122       4,082
                        Income taxes payable.........................................       1,500       4,136
                        Deferred income taxes, net...................................      14,037      21,524
                        Notes payable and capital lease obligations..................      48,871      58,108
                        Senior subordinated notes....................................          --      75,000
                                                                                         --------    --------
                                Total Liabilities....................................      72,636     170,994

                      COMMITMENTS AND CONTINGENCIES

                      SHAREHOLDERS' EQUITY
                        Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 shares issued and 12,889,417 shares outstanding at December 31, 1998 and 11,311,517 shares
                           issued and outstanding at December 31, 1997...............         113         133
                        Additional paid-in capital...................................      64,577     109,339
                        Retained earnings............................................      19,075      37,453
                        Treasury stock, at cost (422,100 shares at December 31,
                           1998).....................................................          --      (4,999)
                                                                                         --------    --------
                                Total Shareholders' Equity...........................      83,765     141,926
                                                                                         --------    --------
                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........    $156,401    $312,920
                                                                                         ========    ========

                See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           1996           1997          1998
                                                                       -----------    -----------   -----------
REVENUES:
  Vacation Interval sales ..........................................   $    45,907    $    68,682   $   135,582
  Sampler sales ....................................................         1,717          1,415         2,768
                                                                       -----------    -----------   -----------
    Total sales ....................................................        47,624         70,097       138,350

  Interest income ..................................................         6,297          9,149        16,823
  Interest income from affiliates ..................................           377            247            62
  Management fee income ............................................         2,187          2,331         2,540
  Other income .....................................................         1,440          3,234         2,980
                                                                       -----------    -----------   -----------
          Total revenues ...........................................        57,925         85,058       160,755
                                                                       -----------    -----------   -----------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales ..................................         2,805          6,600        19,877
  Sales and marketing ..............................................        21,839         30,559        67,030
  Provision for uncollectible notes ................................         8,733         10,524        16,372
  Operating, general and administrative ............................        10,116         12,230        17,184
  Depreciation and amortization ....................................         1,264          1,497         3,332
  Interest expense to affiliates ...................................           880            422            --
  Interest expense to unaffiliated entities ........................         3,879          4,242         7,150
                                                                       -----------    -----------   -----------
          Total costs and operating expenses .......................        49,516         66,074       130,945
                                                                       -----------    -----------   -----------

          Income from continuing operations before income taxes ....         8,409         18,984        29,810
          Income tax expense .......................................         3,140          7,024        11,432
                                                                       -----------    -----------   -----------
INCOME FROM CONTINUING OPERATIONS ..................................         5,269         11,960        18,378

DISCONTINUED OPERATIONS:
  Loss from operations (less applicable income
     tax benefit of $99 in 1996) ...................................          (168)            --            --
  Loss on disposal including provision for operating
     losses during the phase out period (plus applicable
     income tax benefit of $74 in 1996) ............................          (127)            --            --
                                                                       -----------    -----------   -----------
          Total loss from discontinued operations ..................          (295)            --            --
                                                                       -----------    -----------   -----------
NET INCOME .........................................................   $     4,974    $    11,960   $    18,378
                                                                       ===========    ===========   ===========

INCOME PER SHARE FROM CONTINUING OPERATIONS --
   Basic and Diluted ...............................................   $      0.68    $      1.22   $      1.45
                                                                       ===========    ===========   ===========
NET INCOME PER SHARE-- Basic and Diluted ...........................   $      0.64    $      1.22   $      1.45
                                                                       ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING-- Basic ..............................................     7,711,517      9,767,407    12,633,751
                                                                       ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING-- Diluted ............................................     7,711,517      9,816,819    12,682,982
                                                                       ===========    ===========   ===========

                See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         COMMON STOCK
                                   -----------------------
                                    NUMBER OF     $0.01      ADDITIONAL                      TREASURY STOCK
                                     SHARES        PAR        PAID-IN       RETAINED     ------------------------
                                     ISSUED       VALUE       CAPITAL       EARNINGS       SHARES         COST          TOTAL
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
JANUARY 1, 1996 ................    7,711,517   $       77   $   13,470    $    2,141            --    $       --    $   15,688

  Net income ...................           --           --           --         4,974            --            --         4,974
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1996 ..............    7,711,517           77       13,470         7,115            --            --        20,662

  Issuance of common stock .....    3,600,000           36       51,107            --            --            --        51,143
  Net income ...................           --           --           --        11,960            --            --        11,960
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1997 ..............   11,311,517          113       64,577        19,075            --            --        83,765

  Issuance of common stock .....    2,000,000           20       44,762            --            --            --        44,782
  Treasury stock                           --           --           --            --      (422,100)       (4,999)       (4,999)
  Net income ...................           --           --           --        18,378            --            --        18,378
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1998 ..............   13,311,517   $      133   $  109,339    $   37,453    $ (422,100)   $   (4,999)   $  141,926
                                   ==========   ==========   ==========    ==========    ==========    ==========    ==========

                See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1997         1998
                                                                ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income ................................................   $   4,974    $  11,960    $  18,378
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ..........................       1,264        1,497        3,332
     Discontinued operations ................................       3,794        1,589           --
     (Gain) loss on disposal of equipment, buildings, and
      utilities .............................................          64          (34)          --
     Deferred income taxes ..................................       1,975        9,194        7,487
     Increase (decrease) in cash from changes in assets and
       liabilities (exclusive of amounts contributed):
       Restricted cash ......................................          --         (200)        (673)
       Amounts due from affiliates ..........................      (1,734)         551       (2,726)
       Inventories ..........................................      (5,846)     (18,010)     (44,262)
       Prepaid and other assets .............................      (1,559)      (4,541)      (5,803)
       Accounts payable and accrued expenses ................         394        1,950        3,038
       Amounts due to affiliates ............................         114         (286)          --
       Interest payable to affiliates .......................       1,238       (6,244)          --
       Unearned revenues ....................................         701        1,332          960
       Income taxes payable .................................         996       (2,150)       2,636
                                                                ---------    ---------    ---------
          Net cash provided by (used in) operating
           activities .......................................       6,375       (3,392)     (17,633)
                                                                ---------    ---------    ---------
INVESTING ACTIVITIES:
  Issuance of notes receivable from affiliates ..............        (208)          --           --
  Collections of notes receivable from affiliates ...........          --        4,297           --
  Proceeds from sales of land, equipment, buildings,
   and utilities ............................................          --        1,176           --
  Proceeds from sales of land held for sale .................         600           --           --
  Purchases of land, equipment, buildings, and utilities ....      (4,162)      (8,692)     (12,552)
  Notes receivable, net .....................................     (20,226)     (36,242)     (81,923)
                                                                ---------    ---------    ---------
          Net cash used in investing activities .............     (23,996)     (39,461)     (94,475)
                                                                ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities .......      26,648       54,069      166,658
  Payments on borrowings to unaffiliated entities ...........      (8,939)     (50,127)     (84,436)
  Payments of debt issuance costs ...........................          --           --       (3,512)
  Proceeds from borrowings from affiliates ..................         619           68           --
  Payments on borrowings to affiliates ......................      (1,112)      (8,303)          --
  Net proceeds from initial public offering .................          --       51,143           --
  Net proceeds from issuance of common stock ................          --           --       44,782
  Purchase of treasury stock ................................          --           --       (4,999)
  Discontinued operations ...................................      (2,334)          --           --
                                                                ---------    ---------    ---------
          Net cash provided by financing activities .........      14,882       46,850      118,493
                                                                ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH .............................      (2,739)       3,997        6,385
CASH AND EQUIVALENTS:
  BEGINNING OF PERIOD .......................................       3,712          973        4,970
                                                                ---------    ---------    ---------
  END OF PERIOD .............................................   $     973    $   4,970    $  11,355
                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid .............................................   $   3,003    $  10,007    $   6,608
  Income taxes paid .........................................          --           --        1,308
  Land and equipment acquired under capital leases ..........         814        2,943        2,015
  Costs incurred in connection with initial public offering..          --        6,457           --
  Costs incurred in connection with secondary public
     offering ...............................................          --           --        3,968

                See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

1. NATURE OF BUSINESS

    Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf") is in the business of marketing and selling vacation intervals ("Vacation Intervals"). Silverleaf's principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new prospective owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners ("Silverleaf Owners"); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of expansion of the eighteen existing owned or managed resorts (the "Existing Resorts") and the development of any new timeshare resort, including site selection, design, and construction. The Company operates the Existing Resorts through three centralized organizations, Silverleaf Club, Oak N' Spruce Club, and Crown Club (collectively, the "Management Clubs"), which bear the costs of operating, maintaining, and refurbishing the resorts from monthly dues paid by the Vacation Interval owners. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. The Company receives a management fee from the Management Clubs to compensate it for the services provided. In addition to Vacation Interval sales revenues, interest income derived from its financing activities, and the management fee received from the Management Clubs, the Company generates additional revenue from leasing of unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

    The consolidated financial statements of the Company as of and for the years ended December 31, 1996, 1997, and 1998, reflect the operations of the Company and its wholly owned subsidiaries, Condominium Builders, Inc. ("CBI"), Villages Land, Inc. ("VLI"), Silverleaf Travel, Inc. ("STI"), Database Research, Inc. ("DRI"), Silverleaf Resort Acquisitions, Inc. ("SAI"), Bull's Eye Marketing, Inc. ("BEM"), and Silverleaf Berkshires, Inc. ("SBI"). CBI was liquidated in 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Revenue and Expense Recognition -- A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method. Revenues are recognized after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. At December 31, 1998, $1.3 million of Vacation Interval sales transactions were deferred as the minimum down payment had not been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income. When deposits are ultimately recognized as sales, the interest portion is recognized as interest income.

    In addition to sales of Vacation Intervals to new prospective owners, the Company sells upgraded Vacation Intervals to existing Silverleaf Owners. Revenues are recognized on these upgrade Vacation Interval sales when the criteria described above are satisfied. The revenue recognized is the net of the incremental increase in the upgrade sales price and cost of sales is the incremental increase in the cost of the Vacation Interval purchased. A provision for estimated customer returns (customer returns represent cancellations of sales transactions in which the customer fails to make the first installment payment) is reported net against Vacation Interval sales.

    The Company recognizes interest income as earned. To the extent interest payments become delinquent the Company ceases recognition of the interest income until collection is probable. When inventory is returned to the Company, any unpaid note receivable balances, net of the lower of historical cost or market value of the related Vacation Interval (which is the amount at which the Vacation Interval is being restored to inventory), are charged against the previously established allowance for uncollectible notes.

    Revenues related to one-time sampler contracts, which entitles the prospective owner to sample a resort for various periods, are recorded as earned.

    The Company receives fees for management services provided to the Management Clubs. These revenues are recognized on an accrual basis in the period the services are provided.

    Utilities, services, and other income is recognized on an accrual basis in the period service is provided.

    Sales and marketing costs are charged to expense in the period the corresponding revenue is recognized.

    Cash and Cash Equivalents -- Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents consist of cash, certificates of deposit, and money market funds.

    Restricted Cash -- Restricted cash consists of certificates of deposit which serve as collateral for construction bonds.

    Provision for Uncollectible Notes -- The Company records a provision for uncollectible notes at the time revenue is recognized. Such provision is recorded in an amount sufficient to maintain the allowance for uncollectible notes at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company. The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item: credit losses, customer returns (cancellations of sales whereby the customer fails to make their first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases are classified in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively.

    Inventories -- Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management routinely reviews the carrying value of its inventory on an individual project basis to determine that the carrying value does not exceed market value.

    Land, Equipment, Buildings, and Utilities -- Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management routinely reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Prepaid and Other Assets -- Prepaid and other assets consists primarily of prepaid booth rental, prepaid insurance, prepaid promotional items, prepaid postage, intangibles, commitment fees, debt issuance costs, supplies inventories, deposits, and miscellaneous receivables. Debt issuance costs are amortized over the life of the related debt. Intangibles are amortized over their useful lives, which do not exceed ten years.

    Income Taxes -- Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences in the recognition of expense and income for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded.

    Earnings Per Share -- Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The number of equivalent shares is computed using the treasury stock method which assumes that the increase in the number of shares resulting from the exercise of the stock options described in
Note 9 is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the stock options.

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31, 1997 and 1998:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                        --------------------------
                                                            1997           1998
                                                        -----------    -----------
Weighted average shares outstanding - basic .........     9,767,407     12,633,751
Issuance of shares from stock options exercised .....       321,949        791,392
Repurchase of shares from stock options proceeds ....      (272,537)      (742,161)
                                                        -----------    -----------
Weighted average shares outstanding - diluted .......     9,816,819     12,682,982
                                                        ===========    ===========

No stock options were granted or outstanding prior to 1997.

    Use of Estimates -- The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated.

    Environmental Remediation Costs -- The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would materially affect the operations, financial position, or cash flows of the Company.

    Reclassifications -- Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income.

    SFAS No. 130 -- The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income", effective January 1, 1998. The Company had no items classified as other comprehensive income in the periods presented.

    SFAS No. 131 -- The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. It establishes standards for reporting and displaying information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. Management has reviewed the requirements and definitions contained within SFAS No. 131 and believe the Company operates in only one segment.

    SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and will be adopted for the period ended December 31, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented. The Company currently has no derivative instruments.

    SOP No. 98-5 -- On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities" ("SOP No. 98-5"), effective for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires that costs for start-up activities, including organization costs, be charged to expense as incurred. The Company elected to early adopt SOP No. 98-5. At the time of its adoption, the Company had no start-up costs capitalized and, therefore, the adoption had no effect on results of operations or financial position of the Company.

3. CONCENTRATIONS OF RISK

    Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold under recourse provisions.

    The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

    If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

    Interest Rate Risk -- The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's indebtedness bears interest at variable rates and the Company's customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained and could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows, and financial position.

    Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition.

    Geographic Concentration -- The Company's notes receivable are primarily originated in Texas, Missouri, and Illinois. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas, Missouri, Massachusetts, and Illinois, with construction occurring in Georgia, and pre-development in Pennsylvania and Nevada. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

4. NOTES RECEIVABLE

    The Company provides financing to the purchasers of Vacation Intervals which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 1998, was approximately 14.2%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. These notes receivable totaled $1.5 million and $2.4 million at December 31, 1997 and 1998, respectively, and are typically non-interest bearing.

    In connection with promotional sales to certain customers, the Company entered into $3.5 million of non-interest bearing notes receivable. The Company calculated a discount of $1.2 million on these notes receivable utilizing a 10% discount rate, which represents the lowest rate offered its existing customers.

    Notes receivable are scheduled to mature as follows at December 31, 1998 (in thousands):

                 1999...........................................     $   2,843
                 2000...........................................         4,094
                 2001...........................................         2,900
                 2002...........................................         8,269
                 2003...........................................        23,882
                 Thereafter.....................................       155,918
                                                                     ---------
                                                                       197,906
                 Less allowance for uncollectible notes.........        23,947
                                                                     ---------
                           Notes receivable, net................     $ 173,959
                                                                     =========

    There were no notes sold with recourse during the years ended December 31, 1996, 1997, and 1998. The following schedule summarizes outstanding principal maturities of notes receivable sold with recourse as of December 31, 1997 and 1998 (in thousands):

                                                                                           DECEMBER 31,
                                                                                        ------------------
                                                                                          1997       1998
                                                                                        -------    -------
                 Unaffiliated third parties.................................            $ 6,550    $ 3,799
                 Affiliates.................................................                841         --
                                                                                        -------    -------
                     Total outstanding notes receivable sold with recourse..            $ 7,391    $ 3,799
                                                                                        =======    =======


    Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 1996, 1997, and 1998 (in thousands):

                                                                                                 DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997        1998
                                                                                       --------   --------    --------
                 Balance, beginning of period...................................       $  8,067   $  9,698    $ 12,621
                 Provision for credit losses....................................          8,733     10,524      16,372
                 Provision for customer releases charged to operating, general,
                   and administrative expenses..................................          1,146      1,215         831
                 Receivables charged off........................................         (8,248)    (8,816)     (5,877)
                                                                                       --------   --------    --------
                 Balance, end of period.........................................       $  9,698   $ 12,621    $ 23,947
                                                                                       ========   ========    ========

5. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

    The Company's land, equipment, buildings, and utilities consist of the following at December 31, 1997 and 1998 (in thousands):

                                                                                          DECEMBER 31,
                                                                                      -------------------
                                                                                       1997        1998
                                                                                      -------     -------
                      Land.................................................           $ 5,708     $ 6,689
                      Vehicles and equipment...............................             1,808       3,703
                      Utility plant, buildings, and facilities.............             4,140       4,497
                      Office equipment and furniture.......................             8,066      17,349
                      Improvements.........................................             7,796       9,827
                                                                                      -------     -------
                                                                                       27,518      42,065
                      Less accumulated depreciation........................            (4,907)     (8,040)
                                                                                      -------     -------
                      Land, equipment, buildings, and utilities, net.......           $22,611     $34,025
                                                                                      =======     =======

    Depreciation and amortization expense for the years ended December 31, 1996, 1997, and 1998, was $1.3 million, $1.5 million, and $3.3 million, respectively, which included amortization expense related to intangible assets included in prepaid and other assets of $179,000 in 1998.

6. INCOME TAXES

    Income tax expense consists of the following components for the years ended December 31, 1996, 1997, and 1998 (in thousands):

                                                                                  1996     1997     1998
                                                                                -------  -------  ------
                  Current:
                    Federal.............................................        $   992  $ 1,500  $ 3,945
                    State...............................................             --       --       --
                                                                                -------  -------  -------
                            Total current income tax expense............            992    1,500    3,945
                  Deferred income tax expense...........................          1,975    5,524    7,487
                                                                                -------  -------  -------
                            Total income tax expense....................        $ 2,967  $ 7,024  $11,432
                                                                                =======  =======  =======

    A reconciliation of income tax expense on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1996, 1997, and 1998, is as follows (in thousands):

                                                                    1996           1997            1998
                                                                -------------  --------------  -------------
                                                                DOLLARS  RATE  DOLLARS   RATE  DOLLARS  RATE
                                                                -------  ----  -------   ----  -------  ----
                     Income tax expense at statutory rates....  $ 2,700   34%  $ 6,454     34% $10,434  35.0%
                     State income taxes, net of Federal
                      income tax benefit......................      238    3%      570      3%     998   3.4%
                     Other....................................       29    1%       --     --       --    --
                                                                -------  ---   -------   ----  -------  ----
                             Total income tax expense.........  $ 2,967   38%  $ 7,024     37% $11,432  38.4%
                                                                =======  ===   =======   ====  =======  =====
                     Income tax expense attributable to:
                      Continuing operations...................  $ 3,140        $ 7,024         $11,432
                      Discontinued operations.................     (173)            --              --
                                                                -------        -------         -------
                             Total income tax expense.........  $ 2,967        $ 7,024         $11,432
                                                                =======        =======         =======

    Deferred income tax assets and liabilities as of December 31, 1997 and 1998, are as follows (in thousands):

                                                                                       1997      1998
                                                                                     --------  -------
                             Deferred tax liabilities:
                               Installment sales income.......................       $ 30,207  $58,993
                             Deferred tax assets:
                               Other..........................................            162     (110)
                               Alternative minimum tax credit.................          1,500    5,417
                               Net operating loss carryforward................         14,508   32,162
                                                                                     --------  -------
                                       Total deferred tax assets..............         16,170   37,469
                                                                                     --------  -------
                                       Net deferred tax liability.............       $ 14,037  $21,524
                                                                                     ========  =======

    The Company reports substantially all Vacation Interval sales which it finances on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the installment payments on customer receivables are received by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1998.

    The Company is subject to Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales treatment of Vacation Interval sales for regular tax purposes. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service, effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9 million per year, which will result in the Company paying substantial additional federal and state taxes in these years. The AMT liability creates a deferred tax asset which can be used to offset any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.

    The net operating losses ("NOL") expire between 2007 through 2018. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management believes that it will be able to utilize its net operating losses from normal operations or in the event an ownership change should occur which could limit the utilization of the NOL; and the Company could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

    The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 1998 (in thousands):

                        EXPIRATION DATES
                        ----------------
        2007......................................        $   315
        2008......................................             --
        2009......................................          1,385
        2010......................................          5,353
        2011......................................          4,239
        2012......................................         19,514
        2018......................................         54,821
                                                          -------
                                                          $85,627
                                                          =======

7. DEBT

    Loans, notes payable, capital lease obligations, and senior subordinated notes as of December 31, 1997 and 1998 (in thousands):

                                                                                             1997     1998
                                                                                           -------  --------
         $60 million revolving loan agreement, which contains certain financial covenants, due December 1999, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
           collateral for the note, at an interest rate of LIBOR plus 2.55%.............   $ 1,529  $ 11,210

         $40 million revolving loan agreement, which contains certain financial covenants, due October 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as
           collateral for the note, at an interest rate of LIBOR plus 2.5%..............    22,137    29,856

         $15 million revolving loan agreement which contains certain financial covenants, due November 2002, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as
           collateral for the note, at an interest rate of Prime plus 2%................    12,596    13,638

         $15 million revolving construction loan due October 2000, with drawings permitted until April 1999, a variable rate of LIBOR plus 3.5% secured by
           land, construction in process, and customer notes receivable.................        --        --

         $12 million revolving loan agreement which contains certain financial covenants, due May 2003, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged as collateral for
           the note, at an interest rate of Base plus 2.75%.............................     4,122        --

         $10 million line of credit due January 2000, with drawings permitted until
           December 1998, at a variable rate of LIBOR plus 3%, secured by land, improvements, and equipment of various Existing Resorts and New
           Resorts......................................................................     4,070        --

         Various notes, due from December 1999 through October 2005, collateralized by various assets with interest rates ranging from 4.2% to
            14.0%.......................................................................     1,785       223
                                                                                           -------  --------
                   Total notes payable..................................................    46,239    54,927
         Capital lease obligations......................................................     2,632     3,181
                                                                                           -------  --------
                   Total notes payable and capital lease obligations....................    48,871    58,108
         10 1/2% senior subordinated notes, due 2008, interest payable semi-
              annually on April 1 and October 1, guaranteed by all of the
              Company's present and future domestic restricted subsidiaries.............        --    75,000
                                                                                           -------  --------
                   Total................................................................   $48,871  $133,108
                                                                                           =======  ========

At December 31, 1998, prime rate was 7.75% and LIBOR rates were from 5.15% to 5.28%.

    Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain additional covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $12 million to $67 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1, a senior debt to equity ratio of not greater than 2.0 to 1, and a consolidated cash flow to consolidated interest expense ratio of at least 2.0 to 1; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents.

    Principal maturities of loans, notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 1998 (in thousands):


            1999.........................    $ 18,965
            2000.........................       8,275
            2001.........................       8,390
            2002.........................       8,216
            2003.........................       4,690
            Thereafter...................      84,572
                                             --------
                      Total..............    $133,108
                                             ========

    Total interest expense for the years ended December 31, 1996, 1997, and 1998 was $4.8 million, $4.7 million, and $7.1 million, respectively. Interest of $711,000, $823,000, and $2.7 million was capitalized during the years ended 1996, 1997, and 1998, respectively.

    As of December 31, 1998, approximately $89 million of assets of the Company were pledged as collateral.

8. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business the Company has been named a defendant in certain lawsuits. It is the opinion of the Company's management that the outcome of the suits now pending will not have a material adverse effect on the operations, cash flows, or the financial condition of the Company.

    Prior to 1996, the Company sold certain of its notes receivable with recourse to third parties and affiliated parties. The Company has a contingent liability for the notes receivable sold with recourse. The total amount of the contingent liability was equal to the uncollected balance of the notes as of December 31, 1998. The Company's management considers both pledged and sold with recourse notes receivable in the Company's allowance for uncollectible notes.

    The Company has entered into noncancelable operating leases covering office and storage facilities and small equipment which will expire at various dates through 2003. The total rental expense incurred during the years ended December 31, 1996, 1997, and 1998, was $1.7 million, $2.0 million, and $4.8 million, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 1998 (in thousands):

                                                                      CAPITAL   OPERATING
                                                                      LEASES     LEASES
                                                                      -------   ---------
         1999...............................................          $ 1,446   $   2,014
         2000...............................................            1,285       1,836
         2001...............................................              797       1,518
         2002...............................................              203         962
         2003...............................................               --         130
                                                                      -------   ---------
         Total minimum future lease payments................            3,731   $   6,460
                                                                                =========
         Less amounts representing interest.................             (550)
                                                                      -------
         Present value of future minimum lease payments.....          $ 3,181
                                                                      =======

    Equipment acquired under capital leases consists of the following at December 31, 1997 and 1998 (in thousands):

                                                                                1997      1998
                                                                               -------   -------
         Amount of equipment under capital leases.........................     $ 4,743   $ 3,627
         Less accumulated depreciation....................................        (861)     (862)
                                                                               -------   -------
                                                                               $ 3,882   $ 2,765
                                                                               =======   =======

    Periodically, the Company enters into employment agreements with certain executive officers which provide for minimum annual base salaries and other fringe benefits as determined by the Board of Directors of the Company. Certain of these agreements provide for bonuses based on the Company's operating results. The agreements are for varying terms of up to three years and typically can be terminated by either party upon 30 days notice to the other.

    Certain employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. These agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with the Company or disclose any confidential information of the Company.

    As of December 31, 1998, the Company had construction commitments of approximately $22.7 million.

9. EQUITY

    The Company completed its initial public offering in June 1997 of 3,600,000 shares of common stock at $16.00 per share (the "IPO"). Costs incurred in connection with the IPO were approximately $6.5 million. Net proceeds were used primarily for the repayment of amounts owed to affiliates and notes payable to third parties.

      Effective April 3, 1998, the Company completed the sale of 2,000,000 shares of Company common stock at a price of $24.375 per share. On the same date, the majority shareholder of the Company sold 875,000 additional shares of Company common stock to the public.

      Also effective April 3, 1998, the placement of $75 million aggregate principal amount of 10 1/2% senior subordinated notes due 2008 ("Senior Subordinated Notes") was completed by the Company. The Senior Subordinated Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities. The Company received proceeds from these two offerings in an aggregate net amount of $118.9 million. Costs incurred in connection with the offerings were approximately $4.4 million. The Company has utilized the proceeds primarily for the repayment of notes payable and capital lease obligations, and its construction and acquisition programs.

      The following unaudited condensed pro forma financial information for the years ended December 31, 1997 and 1998 was prepared from the consolidated financial statements of the Company by adjusting for the effect of all public offerings in 1997 and 1998, which includes the Company's initial public offering completed in June 1997 and the equity and debt offerings completed in April 1998, including debt repaid from proceeds of such offerings, as if all of these transactions had occurred on January 1, 1997. The pro forma information is for informational purposes only and not necessarily indicative of the financial position or results of operations that would have resulted had these offerings actually occurred on January 1, 1997, nor does it purport to represent future financial position or results of operations of the Company (in thousands, except per share amounts):

                                                      PRO FORMA CONDENSED
                                                    CONSOLIDATED STATEMENTS
                                                               OF
                                                       INCOME (UNAUDITED)
                                                       ------------------
                                                    YEARS ENDED DECEMBER 31,
                                                      1997            1998
                                                   -----------    -----------
Revenues .......................................   $    84,811    $   160,693
Expenses .......................................        69,136        131,393
                                                   -----------    -----------
   Income before provision for income taxes ....        15,675         29,300
Provision for income taxes .....................        (5,800)       (11,236)
                                                   -----------    -----------
   Net income ..................................   $     9,875    $    18,064
                                                   ===========    ===========
Net income per share:
   Basic .......................................   $      0.81    $      1.37
                                                   ===========    ===========
   Diluted .....................................   $      0.81    $      1.37
                                                   ===========    ===========
Weighted average shares outstanding:
   Basic .......................................    12,117,170     13,144,563
   Diluted .....................................    12,166,582     13,193,794

    During 1997, the Company established a stock option plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan provides for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the board of directors of the Company. The Company has reserved 1,600,000 shares of common stock for issuance pursuant to the Company's 1997 Stock Option Plan.

    Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $16.00 to $25.50 per share and expire 10 years from the date of grant.

    Stock option transactions during 1997 and 1998 are summarized as follows:

                                                     1997                           1998
                                           ---------------------------   ---------------------------
                                                          WEIGHTED                      WEIGHTED
                                                           AVERAGE                       AVERAGE
                                             NUMBER        EXERCISE        NUMBER        EXERCISE
                                           OF SHARES   PRICE PER SHARE   OF SHARES   PRICE PER SHARE
                                           ---------   ---------------   ---------   ---------------
Options outstanding, beginning of year...        --             --         863,000      $  17.93
Granted..................................   877,000       $  17.90         685,000      $  19.19
Exercised................................        --             --              --            --
Forfeited................................   (14,000)      $  16.00        (268,000)     $  22.58
                                           --------       --------       ---------      --------
Options outstanding, end of year.........   863,000       $  17.93       1,280,000      $  17.63
                                           ========       ========       =========      ========
Exercisable, end of year.................        --             --         215,750      $  17.93
                                           ========       ========       =========      ========


    For stock options outstanding at December 31, 1998:

                                                                   WEIGHTED                      WEIGHTED
                                                                   AVERAGE      WEIGHTED         AVERAGE
                                                        NUMBER    FAIR VALUE      AVERAGE        REMAINING
                           RANGE OF EXERCISE PRICES    OF SHARES  OF OPTIONS  EXERCISE PRICE   LIFE IN YEARS
                           ------------------------    ---------  ----------  --------------   -------------
                           $16.00 - $25.50 ........    1,280,000    $ 12.06       $ 17.63           9

    The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                      YEAR ENDED    YEAR ENDED
                                                                                     DECEMBER 31,  DECEMBER 31,
                                                                                         1997          1998
                                                                                    -------------  ------------
                    Net income-- as reported...............................            $11,960       $18,378
                    Net income-- pro forma.................................             11,404        16,374
                    Net income per share-- as reported:
                      Basic and diluted....................................               1.22          1.45
                    Net income per share-- pro forma:
                      Basic................................................               1.17          1.30
                      Diluted..............................................               1.16          1.29

    The fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 56.5% and 69.6% for 1997 and 1998, respectively, risk-free interest rate of 6.625% and 6.5% for 1997 and 1998, respectively, expected life of 7 years for both 1997 and 1998, and no distribution yield for both 1997 and 1998.

10. RELATED PARTY TRANSACTIONS

    Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts on a centralized and collective basis. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and Oak N' Spruce Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club; however, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement was entered into in March 1990, has a ten year term, and will continue year-to-year thereafter unless cancelled by either party. Oak N' Spruce Club was legally merged into a Club within Silverleaf Club effective January 1999. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. During the years ending December 31, 1996, 1997, and 1998, the Company recorded management fees of $2.2 million, $2.3 million, and $2.5 million, respectively, in management fee income.

    The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1996, 1997, and 1998, the Company incurred $2.1 million, $2.6 million, and $5.8 million, respectively, of expenses under these agreements. At December 31, 1997 and 1998, the net receivable from the Management Clubs totaled $1.3 million and $4.1 million, respectively. The amounts are included in amounts due from affiliates.

    The Company incurred and made payments to Recreational Consultants, Inc., an entity of which an officer of the Company is the principal. Amounts paid under this agreement totaled $539,000, $302,000, and $736,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

    The following schedule represents amounts due from affiliates at December 31, 1997 and 1998 (in thousands):


                                                       DECEMBER 31,
                                                    -----------------
                                                     1997       1998
                                                    -------   -------
Timeshare owners associations and other, net ....   $   107   $   (33)
Amount due from Silverleaf Club .................     1,282     2,895
Amount due from Oak N' Spruce Club ..............        --       889
Amount due from Crown Club ......................        --       364
                                                    -------   -------
          Total amounts due from affiliates .....   $ 1,389   $ 4,115
                                                    =======   =======

    During 1997, the Company paid off affiliate debt and accrued interest totaling approximately $15.0 million and received payments of approximately $5.0 million of affiliate notes receivable and accrued interest. The payment to affiliates was made with funds from the initial public offering in June 1997. On the consolidated balance sheets dated December 31, 1997 and 1998, the remaining due from affiliates relates to the Silverleaf Club, Oak N' Spruce Club, Crown Club, and the various homeowners' associations.

    The Company agreed to sell to the principal shareholder the Company's interest in a condominium and a residential dwelling at a price in excess of the Company's carrying value. As of December 31, 1996, the carrying value of these assets totaled approximately $450,000. In September 1997, the principal shareholder paid the Company $508,000 for these assets.

    The Company has entered into a ten year lease agreement with the principal shareholder for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land.

    In August 1997, subject to an employment agreement with an officer, the Company purchased a house for $531,000 and leased the house, with an option to purchase, to the officer for 13 months at a rental rate equal to the Company's expense for interest, insurance, and taxes, which was approximately $3,000 per month. In September 1998, the officer exercised his option to purchase the house at the end of the lease for $531,000. The Company holds a second lien on the house for $128,000, which is still owed to the Company by the officer at 8% per annum.

    In February 1998, the Company paid $250,000 for all of the outstanding stock of a marketing company, the President and sole shareholder of which simultaneously became an employee of the Company.

    In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and will pay $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $421,000, $401,000, and $246,000, during 1996, 1997, and 1998, respectively, for architectural services rendered to the Company.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates to be received on similar current notes receivable. The carrying value of loans, notes payable, Senior Subordinated Notes, and capital lease obligations approximates their fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

12. DISCONTINUED OPERATIONS

    The Company adopted a plan on December 31, 1996, to discontinue its development and sale of condominiums by CBI. All anticipated future costs of carrying and selling the remaining inventory of CBI were accrued as of December 31, 1996. Based on the formal plan adopted by the Company, substantially all assets were sold and liabilities repaid by December 31, 1997, and no accrual for losses was required.

13. ACQUISITIONS

    In August 1997, the Company acquired certain land and amenities located near St. Louis, Missouri, and Chicago, Illinois, for $2.9 million. The Company has developed these properties as Drive-to Resorts.

    In November 1997, the Company acquired a parcel of land near the "strip" in Las Vegas, Nevada, for $2.7 million. This property is intended for development as a new Destination Resort.

    In December 1997, the Company acquired the Oak N' Spruce resort in the Berkshire Mountains of western Massachusetts for $5.1 million as a new Destination Resort (originally intended to be a Drive-to Resort) to serve the greater New York City market. The Company plans additional development at the Oak N' Spruce resort.

    In December 1997, the Company acquired a tract of land in Galveston, Texas, for approximately $485,000; and in February 1998, the Company acquired another tract of land in Galveston for approximately $1.2 million. The Company intends to develop both of these tracts of land as a new beach-front Gulf Coast Destination Resort.

    In May 1998, the Company consummated an agreement with Crown Resort Co., LLC ("Crown") acquiring timeshare management rights and unsold Vacation Intervals at eight resorts in Alabama, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Texas for $4.8 million. The acquisition was accounted for under the purchase method of accounting.

    The Company acquired a golf course and undeveloped land near Atlanta, Georgia, for approximately $4.2 million. The undeveloped land was acquired in three parcels between September 1998 and December 1998 for $804,000 and the golf course was acquired in October 1998 for $3.4 million. The Company also acquired undeveloped land near Kansas City, Missouri, for approximately $1.5 million in September 1998 and acquired a tract of land in Philadelphia, Pennsylvania, for approximately $1.9 million in December 1998. The Company will develop all three properties as Drive-to Resorts. These acquisitions are accounted for under the purchase method of accounting based on preliminary information, and are subject to final allocation of purchase price.

14. SUBSIDIARY GUARANTEES

    All subsidiaries of the Company have guaranteed the $75.0 million of Senior Subordinated Notes (see Note 9). The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management had determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During the second quarter of 1998, the Company liquidated several subsidiaries with nominal operations.

    Combined summarized operating results of the Guarantor Subsidiaries for the years ended December 31, 1996, 1997, and 1998 are as follows (in thousands):

                                                                     1996      1997    1998
                                                                   --------  ------- ------
         Revenues................................................  $    761  $  407  $  135
                                                                   ========  ======  ======
         Loss from continuing operations, before income taxes....  $   (346) $ (140) $ (353)
                                                                   ========  ======  ======
         Net loss from discontinued operations, net of a
           benefit of $257 in 1996...............................  $   (438) $   --  $   --
                                                                   ========  ======  ======
         Net loss................................................  $   (656) $  (88) $ (217)
                                                                   ========  ======  ======

    Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 1997 and 1998 is as follows (in thousands):

                                                                 1997     1998
                                                                -------  -------
           Land, equipment, inventories, and utilities, net..   $ 1,985  $     8
           Other assets......................................       825       34
                                                                -------  -------
                     Total assets............................   $ 2,810  $    42
                                                                =======  =======
           Investment by parent (includes equity and amounts
             due to parent)..................................   $ 2,810  $    40
           Other liabilities.................................        --        2
                                                                -------  -------
                     Total liabilities and equity............   $ 2,810  $    42
                                                                =======  =======

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes the unaudited consolidated quarterly results of operations for 1998 and 1997 (in thousands, except per share amounts):

                                                                            FIRST      SECOND      THIRD      FOURTH
                                                                            QUARTER    QUARTER    QUARTER     QUARTER
                                                                           --------   --------    --------   --------
    Total revenues
        1998.......................................................        $ 31,029   $ 43,161    $ 45,219   $ 41,346
                                                                           ========   ========    ========   ========
        1997.......................................................        $ 17,926   $ 23,042    $ 22,903   $ 21,187
                                                                           ========   ========    ========   ========
    Total costs and operating expenses
        1998.......................................................        $ 25,257   $ 34,275    $ 36,364   $ 35,049
                                                                           ========   ========    ========   ========
        1997.......................................................        $ 13,713   $ 17,796    $ 16,993   $ 17,572
                                                                           ========   ========    ========   ========
    Income before income taxes
        1998.......................................................        $  5,772   $  8,887    $  8,854   $  6,297
                                                                           ========   ========    ========   ========
        1997.......................................................        $  4,213   $  5,246    $  5,909   $  3,616
                                                                           ========   ========    ========   ========
    Net income
        1998.......................................................        $  3,574   $  5,500    $  5,420   $  3,884
                                                                           ========   ========    ========   ========
        1997.......................................................        $  2,654   $  3,304    $  3,723   $  2,279
                                                                           ========   ========    ========   ========
    Earnings per common share (basic)
        1998.......................................................        $   0.32   $   0.42    $   0.42   $   0.30
                                                                           ========   ========    ========   ========
        1997.......................................................        $   0.34   $   0.38    $   0.33   $   0.20
                                                                           ========   ========    ========   ========
    Earnings per common share (diluted)
        1998.......................................................        $   0.31   $   0.41    $   0.42   $   0.30
                                                                           ========   ========    ========   ========
        1997.......................................................        $   0.34   $   0.38    $   0.33   $   0.20
                                                                           ========   ========    ========   ========


16. SUBSEQUENT EVENTS

    Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) plan (the "Plan"), a qualified defined contribution retirement plan covering employees 21 years of age or older who have completed one year of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, may do so on a discretionary basis. The Company, however, will incur the administrative costs of maintaining the Plan.

    In January 1999, the Company acquired undeveloped land near The Villages resort in Tyler, Texas, for approximately $970,000.

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                      DESCRIPTION
     -------                                     -----------
       3.1         --    Charter of Silverleaf Resorts, Inc. (incorporated by
                         reference to Exhibit 3.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
       3.2         --    Bylaws of Silverleaf Resorts, Inc. (incorporated by
                         reference to Exhibit 3.2 to Registrant's Form 10-K for
                         year ended December 31, 1997).
       4.1         --    Form of Stock Certificate of Registrant (incorporated
                         by reference to Exhibit 4.1 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
       4.2         --    Indenture dated April 1, 1998, between the Company and
                         Norwest Bank Minnesota, National Association, as
                         Trustee (incorporated by reference to Exhibit 4.1 to
                         Registrant's Form 10-Q for quarter ended March 31,
                         1998).
       4.3         --    Certificate No. 001 of 10 1/2% Senior Subordinated
                         Notes due 2008 in the amount of $75,000,000
                         (incorporated by reference to Exhibit 4.2 to
                         Registrant's Form 10-Q for quarter ended March 31,
                         1998).
       4.4         --    Subsidiary Guarantee dated April 8, 1998 by Silverleaf
                         Berkshires, Inc.; Bull's Eye Marketing, Inc.;
                         Silverleaf Resort Acquisitions, Inc.; Silverleaf
                         Travel, Inc.; Database Research, Inc.; and Villages
                         Land, Inc. (incorporated by reference to Exhibit 4.3 to
                         Registrant's Form 10-Q for the quarter ended March 31,
                         1998).
      10.1         --    Form of Registration Rights Agreement between
                         Registrant and Robert E. Mead (incorporated by
                         reference to Exhibit 10.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
    10.2.1         --    Employment Agreement between Registrant and Robert E.
                         Mead (incorporated by reference to Exhibit 10.2.1 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
    10.2.2         --    Employment Agreement between Registrant and David T.
                         O'Connor (incorporated by reference to Exhibit 10.2.2
                         to Amendment No. 1 dated May 16, 1997 to Registrant's
                         Registration Statement on Form S-1, File No.
                         333-24273).
    10.2.3         --    Employment Agreement between Registrant and Sharon K.
                         Brayfield (incorporated by reference to Exhibit 10.2.3
                         to Registrant's Registration Statement on Form S-1,
                         File No. 333-24273).
    10.2.4         --    Employment Agreement between Registrant and Thomas
                         Franks (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
    10.2.5         --    Memorandum Agreement, dated August 21, 1997, between
                         Registrant and Thomas C. Franks (incorporated by
                         reference to Exhibit 10.7 to Registrant's Form 10-Q for
                         quarter ended September 30, 1997).
    10.2.6         --    Employment Agreement, dated January 16, 1998, between
                         Registrant and Allen L. Hudson (incorporated by
                         reference to Exhibit 10.2.6 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
    10.2.7         --    Employment Agreement, dated January 20, 1998, between
                         Registrant and Jim Oestreich (incorporated by reference
                         to Exhibit 10.2.7 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
    10.2.8         --    Employment Agreement with Harry J. White, Jr.
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
    10.2.9         --    Amendment to Employment Agreement with Sharon K.
                         Brayfield (incorporated by reference to Exhibit 10.2 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
    10.2.10        --    First Amendment dated June 12, 1998, to Employment
                         Agreement with Jim Oestreich (incorporated by reference
                         to Exhibit 10.7 to Registrant's Form 10-Q for quarter
                         ended September 30, 1998).
    10.2.11        --    Second Amendment dated September 29, 1998, to
                         Employment Agreement with Jim Oestreich (incorporated
                         by reference to Exhibit 10.8 to Registrant's Form 10-Q
                         for quarter ended September 30, 1998).
    10.2.12        --    First Amendment dated August 31, 1998, to Employment
                         Agreement with David T. O'Connor (incorporated by
                         reference to Exhibit 10.10 to Registrant's Form 10-Q
                         for quarter ended September 30, 1998).
       10.3        --    1997 Stock Option Plan of Registrant (incorporated by
                         reference to Exhibit 10.3 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
     10.3.1        --    Nonqualified Stock Option Agreement (David T. O'Connor)
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1997).
     10.3.2        --    Incentive Stock Option Agreement (Larry H. Fritz)
                         (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1997).

     10.3.3        --    Non-Qualified Stock Option Agreement (Thomas Franks)
                         (incorporated by reference to Exhibit 10.8 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.4        --    Non-Qualified Stock Option Agreement (Stuart M. Bloch)
                         (incorporated by reference to Exhibit 10.9 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.5        --    Non-Qualified Stock Option Agreement (James B. Francis,
                         Jr.) (incorporated by reference to Exhibit 10.10 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.6        --    Non-Qualified Stock Option Agreement (Michael A.
                         Jenkins) (incorporated by reference to Exhibit 10.11 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
     10.3.7        --    Non-Qualified Stock Option Agreement, dated January 20,
                         1998, between Registrant and Jim Oestreich
                         (incorporated by reference to Exhibit 10.3.9 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
     10.3.8        --    Non-Qualified Stock Option Agreement dated June 25,
                         1998, with Thomas C. Franks (incorporated by reference
                         to Exhibit 10.3 to Registrant's Form 10-Q for quarter
                         ended June 30, 1998).
     10.3.9        --    Incentive and Non-Qualified Stock Option Agreement
                         dated June 25, 1998, with Sharon K. Brayfield
                         (incorporated by reference to Exhibit 10.4 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
    10.3.10         --   Non-Qualified Stock Option Agreement dated June 29,
                         1998, with Harry J. White, Jr. (incorporated by
                         reference to Exhibit 10.5 to Registrant's Form 10-Q for
                         quarter ended June 30, 1998).
    10.3.11         --   Non-Qualified Stock Option Agreement dated August 31,
                         1998, with David T. O'Connor (incorporated by reference
                         to Exhibit 10.11 to Registrant's Form 10-Q for quarter
                         ended September 30, 1998).
       10.4         --   Silverleaf Club Agreement between the Silverleaf Club
                         and the resort clubs named therein (incorporated by
                         reference to Exhibit 10.4 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
       10.5         --   Management Agreement between Registrant and the
                         Silverleaf Club (incorporated by reference to Exhibit
                         10.5 to Registrant's Registration Statement on Form
                         S-1, File No. 333-24273).
       10.6         --   Revolving Loan and Security Agreement, dated October
                         1996, by CS First Boston Mortgage Capital Corp.
                         ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
       10.7         --   Amendment No. 1 to Revolving Loan and Security
                         Agreement, dated November 8, 1996, between CSFBMCC and
                         Silverleaf Vacation Club, Inc. (incorporated by
                         reference to Exhibit 10.7 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
       10.8         --   Loan and Security Agreement among Textron Financial
                         Corporation ("Textron"), Ascension Resorts, Ltd. and
                         Ascension Capital Corporation, dated August 15, 1995
                         (incorporated by reference to Exhibit 10.9 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
       10.9         --   First Amendment to Loan and Security Agreement, dated
                         December 28, 1995, between Textron and Silverleaf
                         Vacation Club, Inc. (incorporated by reference to
                         Exhibit 10.10 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.10         --   Second Amendment to Loan and Security Agreement, dated
                         October 31, 1996, executed by Textron and Silverleaf
                         Vacation Club, Inc. (incorporated by reference to
                         Exhibit 10.11 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.11         --   Restated and Amended Loan and Security Agreement, dated
                         December 27, 1995, between Heller Financial, Inc.
                         ("Heller") and Ascension Resorts, Ltd. (incorporated by
                         reference to Exhibit 10.12 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
      10.12         --   Loan and Security Agreement, dated December 27, 1995,
                         executed by Ascension Resorts, Ltd. and Heller
                         (incorporated by reference to Exhibit 10.13 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.13         --   Amendment to Restated and Amended Loan and Security
                         Agreement, dated August 15, 1996, between Heller and
                         Silverleaf Vacation Club, Inc. (incorporated by
                         reference to Exhibit 10.14 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).
      10.14         --   Form of Indemnification Agreement (between Registrant
                         and all officers, directors, and proposed directors)
                         (incorporated by reference to Exhibit 10.18 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).

      10.15         --   Resort Affiliation and Owners Association Agreement
                         between Resort Condominiums International, Inc.,
                         Ascension Resorts, Ltd., and Hill Country Resort
                         Condoshare Club, dated July 29, 1995 (similar
                         agreements for all other Existing Resorts)
                         (incorporated by reference to Exhibit 10.19 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.16         --   First Amendment to Silverleaf Club Agreement, dated
                         March 28, 1990, among Silverleaf Club, Ozark Mountain
                         Resort Club, Holiday Hills Resort Club, the Holly Lake
                         Club, The Villages Condoshare Association, The Villages
                         Club, Piney Shores Club, and Hill Country Resort
                         Condoshare Club (incorporated by reference to Exhibit
                         10.22 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.17         --   First Amendment to Management Agreement, dated January
                         1, 1993, between Master Endless Escape Club and
                         Ascension Resorts, Ltd. (incorporated by reference to
                         Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.18         --   Contract of Sale, dated May 2, 1997, between Registrant
                         and third-party (incorporated by reference to Exhibit
                         10.24 to Amendment No. 1 dated May 16, 1997 to
                         Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).
      10.19         --   Amendment to Loan Documents, dated December 27, 1996,
                         among Silverleaf Vacation Club, Inc., Ascension
                         Resorts, Ltd., and Heller Financial, Inc. (incorporated
                         by reference to Exhibit 10.25 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on
                         Form S-1, File No. 333-24273).
      10.20         --   Contract of Sale between Thousand Trails, Inc. and
                         Registrant (approximately 98.475 acres, Galveston
                         County, Texas) (incorporated by reference to Exhibit
                         10.1 to Registrant's Form 10-Q for quarter ended
                         September 30, 1997).
      10.21         --   Contract of Sale between R.J. Novelli, Sr., et al and
                         Registrant (approximately 21.5 acres, Galveston County,
                         Texas) (incorporated by reference to Exhibit 10.2 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.22         --   Contract of Sale between Harmon/Koval Limited Liability
                         Company and Registrant (2.1 acres, Clark County,
                         Nevada) (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.23         --   Second Amendment to Restated and Amended Loan and
                         Security Agreement between Heller Financial, Inc. and
                         Registrant ($40 million revolving credit facility)
                         (incorporated by reference to Exhibit 10.4 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.24         --   Construction Loan Agreement between Heller Financial
                         Inc. and Registrant ($10 million revolving construction
                         loan facility) (incorporated by reference to Exhibit
                         10.5 to Registrant's Form 10-Q for quarter ended
                         September 30, 1997).
      10.25         --   Real Estate Contract of Sale dated September 30, 1997,
                         between Registrant and Robert E. Mead (incorporated by
                         reference to Exhibit 10.12 to Registrant's Form 10-Q
                         for quarter ended September 30, 1997).
      10.26         --   Silverleaf Club Agreement dated September 25, 1997,
                         between Registrant and Timber Creek Resort Club
                         (incorporated by reference to Exhibit 10.13 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1997).
      10.27         --   Loan Agreement, dated December 19, 1997, between Credit
                         Suisse First Boston Mortgage Capital, L.L.C. and
                         Registrant (incorporated by reference to Exhibit 10.31
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.28         --   Amendment to Loan Documents, dated December 22, 1997,
                         between Registrant and Credit Suisse First Boston
                         Mortgage Capital, L.L.C. (incorporated by reference to
                         Exhibit 10.32 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.29         --   Second Amendment to Management Agreement, dated
                         December 31, 1997, between Silverleaf Club and
                         Registrant (incorporated by reference to Exhibit 10.33
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.30         --   Silverleaf Club Agreement, dated January 5, 1998,
                         between Silverleaf Club and Oak N' Spruce Resort Club
                         (incorporated by reference to Exhibit 10.34 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.31         --   Contract of Sale, dated November 13, 1997, between Oak
                         N' Spruce Management, Inc., Beartown Development, Inc.,
                         Bruce Hagedorn and Doug Richie, and Registrant
                         (incorporated by reference to Exhibit 10.35 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).

      10.32         --   Contract of Sale, dated January 12, 1998, between Crown
                         Resort Co. L.L.C., Richard W. Dickson and Robert G.
                         Garner, and Registrant (incorporated by reference to
                         Exhibit 10.36 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.33         --   Contract of Sale, dated February 18, 1998, between
                         Registrant and Michael J. McDermott (incorporated by
                         reference to Exhibit 10.37 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
      10.34         --   Contract of Sale, dated February 19, 1998, between
                         Registrant and Lee R. Roper (incorporated by reference
                         to Exhibit 10.38 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.35         --   Contract of Sale, dated February 19, 1998, between
                         Registrant and J. Phillip Ballard, Jr., and Eagle
                         Greens Ltd. (incorporated by reference to Exhibit 10.39
                         to Registrant's Annual Report on Form 10-K for year
                         ended December 31, 1997).
      10.36         --   Stock Purchase Agreement, dated January 15, 1998,
                         between Silverleaf Resorts, Inc. and Jim Oestreich
                         (incorporated by reference to Exhibit 10.40 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.37         --   Contract of Sale, dated May 2, 1997, between Registrant
                         and Thousand Trails, Inc. (incorporated by reference to
                         Exhibit 10.41 to Registrant's Annual Report on Form
                         10-K for year ended December 31, 1997).
      10.38         --   First Amendment to Contract of Sale, dated July 25,
                         1997, between Registrant and Thousand Trails, Inc.
                         (incorporated by reference to Exhibit 10.42 to
                         Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).
      10.39         --   Master Club Agreement, dated November 13, 1997, between
                         Master Club and Fox River Resort Club (incorporated by
                         reference to Exhibit 10.43 to Registrant's Annual
                         Report on Form 10-K for year ended December 31, 1997).
      10.40         --   Letter Agreement dated March 16, 1998, between the
                         Company and Heller Financial, Inc. (incorporated by
                         reference to Exhibit 10.44 to Amendment No. 1 to Form
                         S-1, File No. 333-47427 filed March 16, 1998).
      10.41         --   Bill of Sale and Blanket Assignment dated May 28, 1998,
                         between the Company and Crown Resort Co., LLC
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended June 30,
                         1998).
      10.42         --   Contract of Sale by and between Terry Adair and George
                         R. Bedell, as Trustee, dated March 27, 1998
                         (incorporated by reference to Exhibit 10.1 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.43         --   Contract of Sale by and between Great Atlanta's
                         Properties Corp. and George R. Bedell, as Trustee,
                         dated August 12, 1998 (incorporated by reference to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.44         --   Contract of Sale, dated February 25, 1998 (as amended
                         in October 1998), by and between the Company and J.
                         Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a
                         Northeast Georgia Recreational Development Co., Inc.
                         (incorporated by reference to Exhibit 10.3 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.45         --   Amendment to Contract of Sale, dated October 14, 1998,
                         by and between the Company and J. Phillip Ballard, Jr.
                         and Eagle Greens, Ltd., f/k/a Northeast Georgia
                         Recreational Development Co., Inc. (incorporated by
                         reference to Exhibit 10.4 to Registrant's Form 10-Q for
                         quarter ended September 30, 1998).
      10.46         --   Second Amendment to Contract of Sale, dated October 14,
                         1998, by and between the Company and J. Phillip
                         Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast
                         Georgia Recreational Development Co., Inc.
                         (incorporated by reference to Exhibit 10.5 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.47         --   Management Agreement dated October 13, 1998, by and
                         between the Company and Eagle Greens, Ltd.
                         (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
      10.48         --   One to Four Family Residential Contract (Resale)
                         between the Company and Thomas C. Franks, dated July
                         30, 1998 (incorporated by reference to Exhibit 10.12 to
                         Registrant's Form 10-Q for quarter ended September 30,
                         1998).
     *10.49         --   Contract of Sale dated April 28, 1998, by and between
                         Beech Mountain Lakes Corp. and the Company.
     *10.50         --   Amendment to Contract of Sale dated November 24, 1998,
                         by and between Beech Mountain Lakes Corp. and the
                         Company.
     *10.51         --   Contract of Sale dated September 30, 1998, by and
                         between National American Corp. and the Company.
      *12.1         --   Statement concerning computation of ratios of earnings
                         to fixed charges

      *21.1         --   Subsidiaries of Silverleaf Resorts, Inc.
      *27.1         --   Financial Data Schedule.

------------

*          Filed herewith

    (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1998.

    (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

    (d) Financial Statement Schedules

    None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.