Form 10-Q
period 1999-03-31
SILVERLEAF RESORTS INC
filed 1999-05-13
CIK 1033032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                       OR


    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                       Commission file number: 001-13003


                            SILVERLEAF RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                      TEXAS                         75-2259890
            (State of incorporation)             (I.R.S. Employer
                                                Identification No.)


                        1221 RIVER BEND DRIVE, SUITE 120
                              DALLAS, TEXAS 75247
          (Address of principal executive offices, including zip code)


                                  214-631-1166
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of May 13, 1999: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            ended March 31, 1999 and 1998.......................................................         1

            Condensed Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998...............................................................         2

            Condensed Consolidated Statement of Shareholders' Equity for the
            three months ended March 31, 1999...................................................         3

            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998.......................................................         4

            Notes to the Condensed Consolidated Financial Statements............................         5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................................         8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................................................        13
            Signatures..........................................................................        13

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                      1999            1998
                                                                   ----------      ----------

REVENUES:
      Vacation Interval sales                                      $   41,327      $   26,609
      Sampler sales                                                     1,245             450
                                                                   ----------      ----------
        Total sales                                                    42,572          27,059

      Interest income                                                   5,666           2,959
      Interest income from affiliates                                      12              15
      Management fee income                                               900             502
      Other income                                                        474             494
                                                                   ----------      ----------
                Total revenues                                         49,624          31,029

COSTS AND OPERATING EXPENSES:
      Cost of Vacation Interval sales                                   5,769           3,698
      Sales and marketing                                              21,054          12,409
      Provision for uncollectible notes                                 4,133           3,444
      Operating, general and administrative                             6,296           3,867
      Depreciation and amortization                                     1,205             564
      Interest expense                                                  3,282           1,275
                                                                   ----------      ----------
                Total costs and operating expenses                     41,739          25,257

      Income before provision for income taxes                          7,885           5,772
      Provision for income taxes                                       (3,036)         (2,198)
                                                                   ----------      ----------
NET INCOME                                                         $    4,849      $    3,574
                                                                   ==========      ==========

NET INCOME PER COMMON SHARE:
      BASIC                                                        $     0.38      $     0.32
                                                                   ==========      ==========
      DILUTED                                                      $     0.38      $     0.31
                                                                   ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                                                        12,889,417      11,311,517
                                                                   ==========      ==========
      DILUTED                                                      12,889,417      11,537,446
                                                                   ==========      ==========


                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                              March 31,       December 31,
                                ASSETS                                          1999              1998
                                                                              ---------        ---------

      Cash and equivalents                                                    $  13,240        $  11,355
      Restricted cash                                                               873              873
      Notes receivable, net of allowance for uncollectible notes of
            $24,533 and $23,947, respectively                                   198,082          173,959
      Amounts due from affiliates                                                 5,036            4,115
      Inventories                                                                82,708           71,694
      Land, equipment, buildings, and utilities, net                             40,490           34,025
      Prepaid and other assets                                                   14,794           16,899
                                                                              ---------        ---------
                TOTAL ASSETS                                                  $ 355,223        $ 312,920
                                                                              =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

      LIABILITIES
      Accounts payable and accrued expenses                                   $  14,813        $   8,144
      Unearned revenues                                                           4,138            4,082
      Income taxes payable                                                        1,183            4,136
      Deferred income taxes, net                                                 22,856           21,524
      Notes payable and capital lease obligations                                90,458           58,108
      Senior subordinated notes                                                  75,000           75,000
                                                                              ---------        ---------
                Total Liabilities                                               208,448          170,994

      COMMITMENTS AND CONTINGENCIES

      SHAREHOLDERS' EQUITY
      Common Stock, par value $0.01 per share, 100,000,000
            shares authorized, 13,311,517 shares issued and
            12,889,417 shares outstanding at March 31, 1999 and
            December 31, 1998                                                       133              133
      Additional paid-in capital                                                109,339          109,339
      Retained earnings                                                          42,302           37,453
      Treasury stock, at cost (422,100 shares at March 31, 1999
            and December 31, 1998)                                               (4,999)          (4,999)
                                                                              ---------        ---------
                Total Shareholders' Equity                                      146,775          141,926
                                                                              ---------        ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 355,223        $ 312,920
                                                                              =========        =========



                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                      Common Stock
                               ------------------------
                                Number of         $0.01     Additional                       Treasury Stock
                                 Shares            Par        Paid-in       Retained      ----------------------
                                 Issued           Value       Capital       Earnings       Shares         Cost          Total
                               ----------         -----      ---------      --------      --------      --------      ---------

January 1, 1999                13,311,517         $ 133      $ 109,339      $ 37,453      (422,100)     $ (4,999)     $ 141,926

Net income                             --            --             --         4,849            --            --          4,849
                               ----------         -----      ---------      --------      --------      --------      ---------

March 31, 1999                 13,311,517         $ 133      $ 109,339      $ 42,302      (422,100)     $ (4,999)     $ 146,775
                               ==========         =====      =========      ========      ========      ========      =========


                See notes to consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------

 OPERATING ACTIVITIES:
    Net Income                                                    $  4,849         $  3,574
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                  1,205              564
      Deferred income taxes                                          1,332            1,669
      Increase (decrease) in cash from changes in
        assets and liabilities:
        Amounts due from affiliates                                   (921)            (764)
        Inventories                                                (11,014)          (5,949)
        Prepaid and other assets                                     2,028           (1,154)
        Accounts payable and accrued expenses                        6,669            2,408
        Unearned revenues                                               56            2,366
        Income taxes payable                                        (2,953)             529
                                                                  --------         --------
           Net cash provided by operating activities                 1,251            3,243
                                                                  --------         --------

 INVESTING ACTIVITIES:
    Purchases of land, equipment, buildings, and utilities          (7,491)          (2,081)
    Sales of land, equipment, buildings, and utilities               4,494               --
    Notes receivable, net                                          (24,123)         (17,802)
                                                                  --------         --------
           Net cash used in  investing activities                  (27,120)         (19,883)
                                                                  --------         --------

 FINANCING ACTIVITIES:
    Proceeds from borrowings from unaffiliated entities             37,380           22,937
    Payments on borrowings to unaffiliated entities                 (9,626)              --
    Payments on borrowings to affiliates                                --           (4,711)
                                                                  --------         --------
           Net cash provided by financing activities                27,754           18,226
                                                                  --------         --------

    Net increase in cash                                             1,885            1,586

 CASH AND CASH EQUIVALENTS:
    Beginning of period                                             11,355            4,970
                                                                  --------         --------
    End of period                                                 $ 13,240         $  6,556
                                                                  ========         ========


 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                 $  1,432         $  1,502
    Equipment acquired under capital lease or note                $  4,596         $    749


                See notes to consolidated financial statements.

                            SILVERLEAF RESORTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998 (File No. 001-13003) as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K. Certain previously reported amounts, however, have been reclassified to conform to the 1999 presentation.

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

NOTE 2 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31, 1999 and 1998:

                                                                Three Months Ended
                                                                   March 31,
                                                          -----------------------------
                                                             1999               1998
                                                          ----------         ----------

 Weighted average shares outstanding - basic              12,889,417         11,311,517
 Issuance of shares from stock options exercised                  --            892,333
 Repurchase of shares from stock options proceeds                 --           (666,404)
                                                          ----------         ----------
 Weighted average shares outstanding - diluted            12,889,417         11,537,446
                                                          ==========         ==========

For the three months ended March 31, 1999, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of March 31, 1999 and December 31, 1998 (in thousands):

                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                         ----------        ----------

 $60 million revolving loan agreement, which contains certain financial covenants, expires December 1999, principal and interest payable from the proceeds obtained on customer notes receivable pledged
   as collateral for the note, at an interest rate of LIBOR plus 2.55% ..........            31,401            11,210
 $40 million revolving loan agreement, which contains certain financial covenants, expires October 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
   as collateral for the note, at an interest rate of LIBOR plus 2.5% ...........            36,267            29,856
 $15 million revolving loan agreement which contains certain financial covenants, expires November 2002, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
   as collateral for the note, at an interest rate of prime plus 2% .............            12,176            13,638
 $15 million revolving construction loan due October 2000, with drawings permitted until April 1999, a variable rate of LIBOR plus 3.5% secured
   by land, construction in process, and customer notes receivable ..............                --                --
 Various notes, due from December 1999 through October 2005, collateralized by various assets with interest rates ranging from
   4.2% to 14.0% ................................................................             3,252               223
                                                                                         ----------        ----------
         Total notes payable ....................................................            83,096            54,927
 Capital lease obligations ......................................................             7,362             3,181
                                                                                         ----------        ----------
         Total notes payable and capital lease obligations ......................            90,458            58,108
 10 1/2% senior subordinated notes, due 2008, interest payable semi-
   annually on April 1 and October 1, guaranteed by all of the Company's
   present and future domestic restricted subsidiaries ..........................            75,000            75,000
                                                                                         ----------        ----------
                                                                                         $  165,458        $  133,108
                                                                                         ==========        ==========

At March 31, 1999, prime rate was 7.75% and the LIBOR rate was 5.0%. At December 31, 1998, prime rate was 7.75% and LIBOR rates were from 5.15% to 5.28%.

Effective March 31, 1999, the Company reached a definitive agreement with a lender to increase its $15 million revolving loan agreement, expiring in November 2002, to a $75 million two-year revolving loan agreement. The credit facility is based on an 85% advance rate against receivables compared to the previous advance rate of 70%. Additionally, the interest rate on the amended credit facility improved to LIBOR plus 3% from prime plus 2%.

NOTE 4 - SUBSIDIARY GUARANTEES

All subsidiaries of the Company have guaranteed the $75.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the three months ended March 31, 1999 and 1998, are as follows (in thousands):

                       March 31,
                 ----------------------
                  1999           1998
                 ------         ------

 Revenues        $    1         $   17
 Expenses           (45)           (54)
                 ------         ------
 Net loss        $  (44)        $  (37)
                 ======         ======


Combined summarized balance sheet information as of March 31, 1999 for the Guarantor Subsidiaries is as follows (in thousands):

                                                      March 31,
                                                        1999
                                                       ------

 Land, equipment, inventory, and utilities, net        $    6
 Other assets                                              26
                                                       ------
     Total assets                                      $   32
                                                       ======
 Investment by parent (includes equity and
     amounts due to parent)                            $  (29)
 Other liabilities                                         (3)
                                                       ------
     Total liabilities and equity                      $  (32)
                                                       ======

NOTE 5 - ACQUISITIONS

In January 1999, the Company acquired undeveloped land near The Villages resort in Tyler, Texas, for approximately $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1998 (File No. 001-13003).

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 80,000 owners. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                       1999            1998
                                                      -----           -----

 As a percentage of total revenues:
       Vacation Interval sales                         83.3%           85.8%
       Sampler sales                                    2.5%            1.4%
                                                      -----           -----
           Total sales                                 85.8%           87.2%

       Interest income                                 11.4%            9.6%
       Management fee income                            1.8%            1.6%
       Other income                                     1.0%            1.6%
                                                      -----           -----
           Total revenues                             100.0%          100.0%

 As a percentage of Vacation Interval sales:
       Cost of Vacation Interval sales                 14.0%           13.9%
       Provision for uncollectible notes               10.0%           12.9%

 As a percentage of total sales:
       Sales and marketing                             49.5%           45.9%

 As a percentage of total revenues:
       Operating, general and administrative           12.7%           12.5%
       Depreciation and amortization                    2.4%            1.8%

 As a percentage of interest income:
       Interest expense                                57.8%           42.9%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

Revenues for the quarter ended March 31, 1999 were $49.6 million, representing a $18.6 million or 60% increase over revenues of $31.0 million for the quarter ended March 31, 1998. The increase was primarily due to a $14.7 million increase in sales of Vacation Intervals and a $2.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from the addition of seven new sales offices since March 31, 1998.

In the 1999 first quarter, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 45.7% to 3,879 from 2,662 in the same period of 1998; the average price per interval increased 6.6% to $8,146 from $7,639. Total interval sales for the first three months of 1999 included 1,417 biennial intervals (counted as 709 Vacation Intervals) compared to 679 (340 Vacation Intervals) in the first three months of 1998. The Company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first quarter of 1999, the 2,248 upgraded Vacation Intervals were sold at an average price of $4,329 compared to 1,460 upgraded Vacation Intervals sold at an average price of $4,297 during the comparable 1998 period.

Sampler sales increased $795,000 to $1.2 million for the period ended March 31, 1999, compared to $450,000 for the same period in 1998. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from sales of the Company's Endless Escape Program to owners of Vacation Intervals at eight resorts that have been managed by the Company since May 1998.

Interest income increased 91% to $5.7 million for the quarter ended March 31, 1999, from $3.0 million for the same period of 1998. This increase primarily resulted from an $88.2 million increase in notes receivable, net of allowance for uncollectible notes, since March 31, 1998, due to increased sales.

Management fee income increased $398,000 for the 1999 first quarter, as compared to the 1998 first quarter. This increase was primarily the result of greater net income from the resorts' management clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in operating expenses.

Other income consists of water and utilities income, condominium rental income, marina income, golf pro shop income, and other miscellaneous items. Other income remained relatively flat at $474,000 for the first three months of 1999 compared to $494,000 for the first three months of 1998. Increases in golf pro shop income at Apple Mountain Resort were offset by the closing of the Oak N' Spruce Resort restaurant.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 14.0% in the first quarter of 1999, from 13.9% for the same period of 1998. As the Company continues to deplete its inventory of low cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased in comparison with the respective prior year period.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 49.5% for the quarter ended March 31, 1999, from 45.9% for the same period of 1998. Several factors contributed to the increase in sales and marketing costs as a percentage of sales. This increase, in part, is due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Finally, implementation costs associated with four new automated dialers contributed to the increase.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% for the first three months of 1999 from 12.9% for the same period of 1998. This is the result of improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 12.7% for the quarter ended March 31, 1999, as compared to 12.5% for the quarter ended March 31, 1998. The increase is primarily attributable to additional salaries, legal and printing fees associated with year-end reporting, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenue increased to 2.4% for the quarter ended March 31, 1999, compared to 1.8% for the quarter ended March 31, 1998. Overall, depreciation and amortization expense increased $641,000 for the first quarter of 1999, as compared to 1998, primarily due to investments in new automated dialers, telephone systems, and a central marketing facility.

Interest Expense

Interest expense as a percentage of interest income increased to 57.8% for the first quarter of 1999, from 42.9% for the same period of 1998. This increase was due to the interest expense generated by the $75.0 million 10.5% senior subordinated notes placed in April 1998 offset by increased interest income related to the previously discussed increase in notes receivable.

Income before Provision for Income Taxes

Income before provision for income taxes increased 36.6% to $7.9 million for the quarter ended March 31, 1999, from $5.8 million for the quarter ended March 31, 1998 as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.5% in the first quarter of 1999 as compared to 38.1% in the first quarter of 1998. This increase resulted from an increase in state income taxes, primarily due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

Net income increased $1.3 million, or 35.7%, to $4.9 million for the quarter ended March 31, 1999, from $3.6 million for the quarter ended March 31, 1998, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the three months ended March 31, 1999, cash provided by operations was $1.3 million, compared to $3.2 million for the same period of 1998. The decrease in cash provided by operations was a result of increased construction of inventory in the first quarter of 1999 compared to the first quarter of 1998. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% of eligible customer notes receivable and
(ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven to ten year period, borrowing against receivables has historically been a necessary part of normal operations.

For the three months ended March 31, 1999 and 1998, cash provided by financing activities was $27.8 million and $18.2 million, respectively. The increase in net cash provided by financing activities was mainly attributable to increased borrowings on the revolving credit facilities to support inventory construction and customer notes receivable financing. As of March 31, 1999, the Company's credit facilities provide for loans of up to $130.0 million. At March 31, 1999, approximately $79.8 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 1999, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.1%.

Effective March 31, 1999, the Company reached a definitive agreement with a lender to increase its $15 million revolving loan agreement, expiring in November 2002, to a $75 million two-year revolving loan agreement. The credit facility is based on an 85% advance rate against receivables compared to the previous advance rate of 70%.

Additionally, the interest rate on the amended credit facility improved to LIBOR plus 3% from prime plus 2%.

For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by an estimated amount of approximately $9.0 million per year for the pre-1997 adjustment, which will result in the Company paying substantial additional federal and state taxes in those years. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2018. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the three months ended March 31, 1999 and 1998, was $27.1 million and $19.9 million, respectively. The increase was due to the increased level of customer notes receivable resulting from higher sales volume and the purchase of undeveloped land near The Villages resort in Tyler, Texas, for approximately $1.0 million in January 1999.

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

Marketing system - The current Marketing system requires modifications in order to be year 2000 compliant. These modifications are anticipated to be completed by June 1999.

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

In addition to the major computer systems described above, the Company primarily utilizes standardized and upgraded Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are written in Visual Basic and programmed to handle year 2000 issues. All operating systems utilized by the Company, which include Novell Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company has evaluated all data communications equipment, including PCs. The Company has located a minimal number of PCs requiring replacement and no significant deficiencies of data communications equipment have been found.

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

Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $430,000, including an estimate of internal payroll committed to the projects, of which approximately $290,000 has already been incurred. The Company will utilize both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 95% complete and that its remediation is approximately 90% complete.

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

In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-year 2000 compliant systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information and (2) increased personnel to manually process the information. The Company does not believe the increased costs associated with such personnel would be significant. The Company currently does not have a contingency plan in place. The Company will evaluate the need for a plan during the remainder of 1999 as the Company progresses through the year 2000 conversion.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  10.1   Contract of Sale dated August 5, 1998, among David M. Fender and Jane
         M. Fender (or "Seller") and George R. Bedell (or "Purchaser").

  10.2 Third Amendment to Loan and Security Agreement dated as of March 31, 1999, between the Company and Textron Financial Corporation.

  27.0   Financial Data Schedule.

-------

  (b)    Reports on form 8-K

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999                    By: /s/ ROBERT E. MEAD
                                           -------------------------------------
                                                     Robert E. Mead
                                                Chairman of the Board and
                                                 Chief Executive Officer

Dated: May 13, 1999                    By: /s/ HARRY J. WHITE, JR.
                                           -------------------------------------
                                                  Harry J. White, Jr.
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  10.1      Contract of Sale dated August 5, 1998, among David M. Fender and
            Jane M. Fender (or "Seller") and George R. Bedell (or "Purchaser").

  10.2      Third Amendment to Loan and Security Agreement dated as of March
            31, 1999, between the Company and Textron Financial Corporation.

  27.0      Financial Data Schedule.