Form 10-Q
period 1999-06-30
SILVERLEAF RESORTS INC
filed 1999-08-10
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of August 10, 1999: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                     INDEX


                                                                                                                     Page
                                                                                                                     ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and six months ended June 30, 1999 and 1998............................................                    1

            Condensed Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998......................................................................                    2

            Condensed Consolidated Statement of Shareholders' Equity for the
            six months ended June 30, 1999 ........................................................                    3

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998...........................................................                    4

            Notes to the Condensed Consolidated Financial Statements...............................                    5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................                    8

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders....................................                   14

Item 6.     Exhibits and Reports on Form 8-K.......................................................                   15
            Signatures.............................................................................                   15

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
REVENUES:
     Vacation Interval sales                        $     46,447    $     37,328    $     87,775    $     63,937
     Sampler sales                                         1,497             553           2,741           1,003
                                                    ------------    ------------    ------------    ------------
       Total sales                                        47,944          37,881          90,516          64,940

     Interest income                                       6,761           4,024          12,427           6,983
     Interest income from affiliates                          12              16              24              31
     Management fee income                                   640             591           1,540           1,093
     Other income                                          1,186             649           1,660           1,143
                                                    ------------    ------------    ------------    ------------
               Total revenues                             56,543          43,161         106,167          74,190

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                       7,587           6,851          13,357          10,549
     Sales and marketing                                  24,259          16,023          45,313          28,432
     Provision for uncollectible notes                     4,645           4,412           8,777           7,856
     Operating, general and administrative                 6,067           4,245          12,363           8,112
     Depreciation and amortization                         1,335             686           2,540           1,250
     Interest expense                                      3,745           2,058           7,027           3,333
                                                    ------------    ------------    ------------    ------------
               Total costs and operating expenses         47,638          34,275          89,377          59,532

     Income before provision for income taxes              8,905           8,886          16,790          14,658
     Provision for income taxes                           (3,428)         (3,386)         (6,464)         (5,584)
                                                    ------------    ------------    ------------    ------------
NET INCOME                                          $      5,477    $      5,500    $     10,326    $      9,074
                                                    ============    ============    ============    ============

NET INCOME PER COMMON SHARE:
     BASIC                                          $       0.42    $       0.42    $       0.80    $       0.74
                                                    ============    ============    ============    ============
     DILUTED                                        $       0.42    $       0.41    $       0.80    $       0.73
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                            12,889,417      13,245,583      12,889,417      12,283,893
                                                    ============    ============    ============    ============
     DILUTED                                          12,889,417      13,395,215      12,889,417      12,493,091
                                                    ============    ============    ============    ============



           See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                 June 30,   December 31,
                             ASSETS                                1999        1998
                                                                ---------   ------------
Cash and cash equivalents                                       $   3,073    $  11,355
Restricted cash                                                       903          873
Notes receivable, net of allowance for uncollectible notes of
   $26,343 and $23,947, respectively                              228,423      173,959
Amounts due from affiliates                                         6,336        4,115
Inventories                                                        89,984       71,694
Land, equipment, buildings, and utilities, net                     43,274       34,025
Prepaid and other assets                                           16,351       16,899
                                                                ---------    ---------
              TOTAL ASSETS                                      $ 388,344    $ 312,920
                                                                =========    =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                           $  14,547    $   8,144
Unearned revenues                                                   6,635        4,082
Income taxes payable                                                  134        4,136
Deferred income taxes, net                                         24,579       21,524
Notes payable and capital lease obligations                       115,197       58,108
Senior subordinated notes                                          75,000       75,000
                                                                ---------    ---------
              Total Liabilities                                   236,092      170,994

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued and
      12,889,417 shares outstanding at June 30, 1999
      and December 31, 1998                                           133          133
Additional paid-in capital                                        109,339      109,339
Retained earnings                                                  47,779       37,453
Treasury stock, at cost (422,100 shares at June 30, 1999
      and December 31, 1998)                                       (4,999)      (4,999)
                                                                ---------    ---------
              Total Shareholders' Equity                          152,252      141,926
                                                                ---------    ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 388,344    $ 312,920
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


                       Common Stock
                  -----------------------
                   Number of     $0.01      Additional                     Treasury Stock
                    Shares        Par         Paid-in     Retained      ----------------------
                    Issued       Value        Capital     Earnings       Shares        Cost         Total
                  ----------   ----------   ----------   ----------     --------    ----------    ----------
January 1, 1999   13,311,517   $      133   $  109,339   $   37,453     (422,100)   $   (4,999)   $  141,926

Net income                --           --           --       10,326           --            --        10,326
                  ----------   ----------   ----------   ----------     --------    ----------    ----------

June 30, 1999     13,311,517   $      133   $  109,339   $   47,779     (422,100)   $   (4,999)   $  152,252
                  ==========   ==========   ==========   ==========     ========    ==========    ==========


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------    ---------
OPERATING ACTIVITIES:
   Net Income                                                   $  10,326    $   9,074
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                  2,540        1,250
     Deferred income taxes                                          3,055        3,424
     Increase (decrease) in cash from changes in
       assets and liabilities:
       Restricted cash                                                (30)          --
       Amounts due from affiliates                                 (2,221)      (1,779)
       Inventories                                                (18,290)     (14,153)
       Prepaid and other assets                                       394       (8,709)
       Accounts payable and accrued expenses                        6,403        5,595
       Unearned revenues                                            2,553        1,095
       Income taxes payable                                        (4,002)       1,172
                                                                ---------    ---------
          Net cash provided by (used in) operating activities         728       (3,031)
                                                                ---------    ---------

INVESTING ACTIVITIES:
   Purchases of land, equipment, buildings, and utilities         (11,489)      (6,187)
   Sales of land, equipment, buildings, and utilities               4,494           --
   Notes receivable, net                                          (54,464)     (39,925)
                                                                ---------    ---------
          Net cash used in investing activities                   (61,459)     (46,112)
                                                                ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities             71,502      103,990
   Payments on borrowings to unaffiliated entities                (19,053)     (74,210)
   Net proceeds from issuance of common stock                          --       44,782
                                                                ---------    ---------
          Net cash provided by financing activities                52,449       74,562
                                                                ---------    ---------

   Net (decrease) increase in cash                                 (8,282)      25,419

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             11,355        4,970
                                                                ---------    ---------
   End of period                                                $   3,073    $  30,389
                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $   7,431    $   1,994
   Income taxes paid                                            $   7,411    $     988
   Equipment acquired under capital lease or note               $   4,640    $     749




            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period ended December 31, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented. The Company currently has no derivative instruments.

NOTE 2 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 1999 and 1998:

                                                       Three Months Ended             Six Months Ended
                                                             June 30,                     June 30,
                                                     ------------------------     ------------------------
                                                        1999          1998           1999          1998
                                                     ----------    ----------     ----------    ----------
Weighted average shares outstanding - basic          12,889,417    13,245,583     12,889,417    12,283,893
Issuance of shares from stock options exercisable            --       900,000             --     1,025,000
Repurchase of shares from stock options proceeds             --      (750,368)            --      (815,802)
                                                     ----------    ----------     ----------    ----------
Weighted average shares outstanding - diluted        12,889,417    13,395,215     12,889,417    12,493,091
                                                     ==========    ==========     ==========    ==========

For the three and six months ended June 30, 1999, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of June 30, 1999 and December 31, 1998 (in thousands):

                                                                                 June 30,  December 31,
                                                                                   1999       1998
                                                                                 --------  ------------
$60 million revolving loan agreement, which contains certain financial covenants, expires December 1999, principal and interest payable from the proceeds obtained on customer notes receivable pledged
  as collateral for the note, at an interest rate of LIBOR plus 2.55% ........     50,104     11,210
$40 million revolving loan agreement, which contains certain financial covenants, expires October 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
  as collateral for the note, at an interest rate of LIBOR plus 2.5% .........     38,519     29,856
$75 million revolving loan agreement which contains certain financial covenants, expires April 2001, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
  as collateral for the note, at an interest rate of LIBOR plus 3% ...........     16,763     13,638
$15 million revolving construction loan due October 2000, with drawings permitted until April 1999, a variable rate of LIBOR plus 3.5% secured
  by land, construction in process, and customer notes receivable ............         --         --
Various notes, due from December 1999 through October 2005,
  collateralized by various assets with interest rates ranging from
  4.2% to 12.4% ..............................................................      3,371        223
                                                                                 --------   --------
        Total notes payable ..................................................    108,757     54,927
Capital lease obligations ....................................................      6,440      3,181
                                                                                 --------   --------
        Total notes payable and capital lease obligations ....................    115,197     58,108
10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries ........................     75,000     75,000
                                                                                 --------   --------
                                                                                 $190,197   $133,108
                                                                                 ========   ========

At June 30, 1999, prime rate was 7.75% and the LIBOR rates were from 5.23% to 5.37%. At December 31, 1998, prime rate was 7.75% and LIBOR rates were from 5.15% to 5.28%.

In accordance with the terms and conditions of the $60.0 million revolving loan agreement, on July 7, 1999, the Company exercised its right to obtain a one-year extension on the maturity date. Accordingly, the obligation will mature on December 21, 2000.

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

Combined summarized operating results of the Guarantor Subsidiaries for the three and six months ended June 30, 1999 and 1998, are as follows (in thousands):

                                                              June 30,
                                                            ------------
                                                            1999    1998
                                                            ----    ----
       Revenues                                             $ 13    $ 26

       Expenses                                              (63)    (98)
                                                            ----    ----
       Net loss                                             $(50)   $(72)
                                                            ====    ====

Combined summarized balance sheet information as of June 30, 1999 for the Guarantor Subsidiaries is as follows (in thousands):

                                                          June 30,
                                                            1999
                                                          --------
                   Other assets                              $ 9
                                                             ---

                       Total assets                          $ 9
                                                             ===

                   Investment by parent (includes equity
                     and amounts due to parent)              $ 9
                                                             ---

                       Total liabilities and equity          $ 9
                                                             ===

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

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 80,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                             Three Months Ended    Six Months Ended
                                                   June 30,            June 30,
                                             ------------------    ----------------
                                                1999      1998       1999     1998
                                             ---------  -------    -------   ------
As a percentage of total revenues:
     Vacation Interval sales                    82.1%     86.5%     82.7%     86.2%
     Sampler sales                               2.7%      1.3%      2.6%      1.3%
                                               -----     -----     -----     -----
        Total sales                             84.8%     87.8%     85.3%     87.5%

     Interest income                            12.0%      9.3%     11.7%      9.5%
     Management fee income                       1.1%      1.4%      1.4%      1.5%
     Other income                                2.1%      1.5%      1.6%      1.5%
                                               -----     -----     -----     -----
          Total revenues                       100.0%    100.0%    100.0%    100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales            16.3%     18.4%     15.2%     16.5%
     Provision for uncollectible notes          10.0%     11.8%     10.0%     12.3%

As a percentage of total sales:
     Sales and marketing                        50.6%     42.3%     50.1%     43.8%

As a percentage of total revenues:
     Operating, general and administrative      10.7%      9.8%     11.6%     10.9%
     Depreciation and amortization               2.4%      1.6%      2.4%      1.7%

As a percentage of interest income:
     Interest expense                           55.3%     50.9%     56.4%     47.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

Revenues for the quarter ended June 30, 1999 were $56.5 million, representing a $13.4 million or 31.0% increase over revenues of $43.2 million for the quarter ended June 30, 1998. The increase was primarily due to a $9.1 million increase in sales of Vacation Intervals and a $2.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from the marketing success of several sales offices that opened subsequent to June 30, 1998, in Georgia, Pennsylvania, South Carolina, and Tennessee.

In the second quarter of 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 19.2% to 4,031 from 3,381 in the same period of 1998; the average price per interval decreased 0.7% to

$8,532 from $8,591. Total interval sales for the second quarter of 1999 included 1,455 biennial intervals (counted as 728 Vacation Intervals) compared to 873 (437 Vacation Intervals) in the second quarter of 1998. The company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the second quarter of 1999, the 2,762 upgraded Vacation Intervals were sold at an average price of $4,364 compared to 1,896 upgraded Vacation Intervals sold at an average price of $4,368 during the comparable 1998 period.

Sampler sales increased $944,000 to $1.5 million for the period ended June 30, 1999, compared to $553,000 for the same period in 1998. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from increased sales of the Company's Endless Escape Program to owners of Vacation Intervals at seven resorts that have been managed by the Company since May 1998.

Interest income increased 67.7% to $6.8 million for the quarter ended June 30, 1999, from $4.0 million for the same period of 1998. This increase primarily resulted from a $96.5 million increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1998, due to increased sales.

Management fee income increased $49,000 for the 1999 second quarter, as compared to the 1998 second quarter. This increase was primarily the result of greater net income from the resorts' management clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in the management clubs' operating expenses.

Other income consists of water and utilities income, condominium rental income, marina income, golf pro shop income, and other miscellaneous items. Other income increased $537,000 to $1.2 million for the second quarter of 1999 compared to $649,000 for the same period of 1998. The increase was primarily the result of seasonal success at the Holiday Hills and Apple Mountain golf pro shops, as well as income generated by the new Holiday Hills restaurant.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 16.3% in the second quarter of 1999, from 18.4% for the same period of 1998. This decrease was primarily the result of a greater percentage of sales of Destination Resorts units and Presidents units in the second quarter of 1999 compared to the second quarter of 1998. These units typically represent a lower cost of sales percentage in comparison to overall inventory. In addition, the sales mix in the second quarter of 1999 included a higher percentage of older, lower priced vintage units compared to the second quarter of 1998.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 50.6% for the quarter ended June 30, 1999, from 42.3% for the same period of 1998. Several factors contributed to the increase in sales and marketing costs as a percentage of sales. This increase, in part, was due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Finally, implementation costs associated with four new automated dialers contributed to the increase.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% for the second quarter of 1999 from 11.8% for the same period of 1998. This is the result of improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenue increased to 10.7% for the quarter ended June 30, 1999, as compared to 9.8% for the quarter ended June 30, 1998. The increase is primarily attributable to higher salaries, increased headcount, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenue increased to 2.4% for the quarter ended June 30, 1999, compared to 1.6% for the quarter ended June 30, 1998. Overall, depreciation and amortization expense increased $649,000 for the second quarter of 1999, as compared to 1998, primarily due to investments in new automated dialers, telephone systems, and a central marketing facility.

Interest Expense

Interest expense as a percentage of interest income increased to 55.3% for the second quarter of 1999, from 50.9% for the same period of 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income before Provision for Income Taxes

Income before provision for income taxes remained flat at $8.9 million for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.5% in the second quarter of 1999 as compared to 38.1% in the second quarter of 1998. This increase resulted from an increase in state income taxes, primarily due to increased operations in Illinois, Missouri, Massachusetts, Georgia, and South Carolina.

Net Income

Net income remained flat at $5.5 million for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

Revenues for the six months ended June 30, 1999 were $106.2 million, representing a $32.0 million or 43.1% increase over revenues of $74.2 million for the six months ended June 30, 1998. The increase was primarily due to a $23.8 million increase in sales of Vacation Intervals and a $5.4 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from the marketing success of several sales offices that opened subsequent to June 30, 1998, in Georgia, Pennsylvania, South Carolina, and Tennessee.

In the first half of 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 30.9% to 7,910 from 6,043 in the same period of 1998; the average price per interval increased 2.1% to $8,343 from $8,172. Total interval sales for the six months ended June 30, 1999, included 2,872 biennial intervals (counted as 1,436 Vacation Intervals) compared to 1,552 (776 Vacation Intervals) in the six months ended June 30, 1998. The company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first half of 1999, the 5,010 upgraded Vacation Intervals were sold at an average price of $4,348 compared to 3,356 upgraded Vacation Intervals sold at an average price of $4,337 during the comparable 1998 period.

Sampler sales increased $1.7 million to $2.7 million for the six months ended June 30, 1999, compared to $1.0 million for the same period in 1998. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from sales of the Company's Endless Escape Program to owners of Vacation Intervals at seven resorts that have been managed by the Company since May 1998.

Interest income increased 77.5% to $12.5 million for the six months ended June 30, 1999, from $7.0 million for the same period of 1998. This increase primarily resulted from a $96.5 million increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1998, due to increased sales.

Management fee income increased $447,000 for the first half of 1999, as compared to the same period of 1998. This increase was primarily the result of greater net income from the resorts' management clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in the management clubs' operating expenses.

Other income consists of water and utilities income, condominium rental income, marina income, golf pro shop income, and other miscellaneous items. Other income increased $517,000 to $1.7 million for the six months ended June 30, 1999, compared to $1.1 million for the same period of 1998. The increase was primarily the result of increases in golf pro shop income at Apple Mountain and Holiday Hills Resorts, as well as income generated by the new Holiday Hills restaurant.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 15.2% for the six months ended June 30, 1999, from 16.5% for the same period of 1998. This decrease is primarily the result of a greater percentage of sales of Destination Resorts units and Presidents units in the first half of 1999 compared to the first half of 1998. These units typically represent a lower cost of sales percentage in comparison to overall inventory. In addition, the sales mix in the first half of 1999 included a higher percentage of older, lower priced vintage units compared to the first half of 1998.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 50.1% for the six months ended June 30, 1999, from 43.8% for the same period of 1998. Several factors contributed to the increase in sales and marketing costs as a percentage of sales. This increase, in part, was due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Finally, implementation costs associated with four new automated dialers contributed to the increase.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% for the six months ended June 30, 1999, from 12.3% for the six months ended June 30, 1998. This is the result of improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 11.6% for the six months ended June 30, 1999, as compared to 10.9% for the six months ended June 30, 1998. The increase is primarily attributable to higher salaries, increased headcount, legal and printing fees associated with year-end reporting, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenue increased to 2.4% for the six months ended June 30, 1999, compared to 1.7% for the six months ended June 30, 1998. Overall, depreciation and amortization expense increased $1.3 million for the first half of 1999, as compared to 1998, primarily due to investments in new automated dialers, telephone systems, and a central marketing facility.

Interest Expense

Interest expense as a percentage of interest income increased to 56.4% for the first half of 1999, from 47.5% for the same period of 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income before Provision for Income Taxes

Income before provision for income taxes increased 14.5% to $16.8 million for the six months ended June 30, 1999, from $14.7 million for the six months ended June 30, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes increased to 38.5% in the first half of 1999 as compared to 38.1% in the same period of 1998. This increase resulted from an increase in state income taxes, primarily due to increased operations in Illinois, Missouri, Massachusetts, Georgia, and South Carolina.

Net Income

Net income increased $1.3 million, or 13.8%, to $10.3 million for the six months ended June 30, 1999, from $9.1 million for the six months ended June 30, 1998, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the six months ended June 30, 1999, cash provided by operations was $728,000, compared to cash used in operating activities of $3.0 million for the same period of 1998. The increase in cash provided by operating activities was primarily a result of the timing of payments and collections of unearned revenues. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven to ten year period, borrowing against receivables has historically been a necessary part of normal operations.

For the six months ended June 30, 1999 and 1998, cash provided by financing activities was $52.4 million and $74.6 million, respectively. The decrease in net cash provided by financing activities was mainly attributable to issuing $75.0 million of senior subordinated notes and $44.8 million of Company common stock during the second quarter of 1998, offset by increased borrowings against pledged notes receivable. As of June 30, 1999, the Company's credit facilities provide for loans of up to $175.0 million. At June 30, 1999, approximately $105.4 million of principal and interest related to advances under the credit facilities was outstanding. For the six months ended June 30, 1999, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.0%.

In accordance with the terms and conditions of the $60.0 million revolving loan agreement, on July 7, 1999, the Company exercised its right to obtain a one-year extension on the maturity date. Accordingly, the obligation will mature on December 21, 2000. The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under existing third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the first quarter of 2000. The Company will continue to review the possibility of extending its borrowing capacity with existing lenders or issuing additional debt, equity, or mortgage-backed securities to finance future acquisitions, refinance debt, finance mortgage receivables, and provide for other working capital purposes.

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

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the six months ended June 30, 1999 and 1998, was $61.5 million and $46.1 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume.

YEAR 2000 COMPLIANCE

Many of the world's computer systems record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could potentially lead to disruptions in the Company's operations. The Company has conducted a review of its information technology ("IT") systems currently utilized and is in the process of identifying and assessing non-IT systems in order to determine potential year 2000 deficiencies. This study included reviewing all applicable reports, files, inquiry screens, maintenance screens, batch programs, software, hardware, and other interactive applications. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to year 2000 problems. In completing its assessment, the Company identified several primary computer systems that were not year 2000 compliant, including the Marketing system, the Sales and Credit system, the Accounts Receivable system, the Inventory system, the Finance Administration system, the Sales Commissions system, and the Predictive dialer software. Virtually all year 2000 modifications and upgrades to these systems were successfully tested and fully implemented by July 15, 1999.

In addition to the major computer systems described above, the Company primarily utilizes standardized and upgraded Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are either written in Visual Basic and programmed to handle year 2000 issues, or are other year 2000 certified packages. All operating systems utilized by the Company, which include Novell Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company has evaluated all data communications equipment, including PCs. The Company has located a minimal number of PCs requiring replacement and no significant deficiencies of data communications equipment have been found.

The Company identified all non-IT systems that may be year 2000 sensitive, primarily including access gates, alarms, irrigation systems, thermostats, and utility meters and switches at its resorts. Although these systems vary by resort, most of these systems were already year 2000 compliant or are not reliant on a time-chip that would be affected by year 2000. The Company believes, however, that any year 2000 modifications needed were completed as of the end of the second quarter.

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

Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $430,000, including an estimate of internal payroll committed to the projects, of which approximately $365,000 has already been incurred. The Company is utilizing both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 98% complete and that its remediation is approximately 95% complete.

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

In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-year 2000 compliant systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information and (2) increased personnel to manually process the information. The Company does not believe the increased costs associated with such personnel would be significant. The Company currently does not have a contingency plan in place. The Company will evaluate the need for a plan during the remainder of 1999 as the Company completes its year 2000 conversion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 18, 1999, a proposal to elect the nominees listed in the following table as the Class II Directors of the Company was submitted to a vote of the Company's stockholders. The voting was as follows:

         Nominee                    Votes For             Votes Withheld
         -------                    ---------             --------------
         Sharon K. Brayfield        12,530,341                24,258

         Michael A. Jenkins         12,530,341                24,258

At the same meeting, a proposal to ratify the appointment of Deloitte & Touche L.L.P. as independent auditors for the ensuing year was submitted to a vote of the Company's stockholders. The voting was as follows:

                                                     Votes For     Votes Against    Abstained
                                                     ---------     -------------    ---------
         Ratification of Independent Auditors        12,542,459        4,900          7,240

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  27.0   Financial Data Schedule.


-------

  (b)    Reports on Form 8-K

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 1999                 By: /s/ ROBERT E. MEAD
                                           ----------------------------
                                                 Robert E. Mead
                                            Chairman of the Board and
                                             Chief Executive Officer

Dated: August 10, 1999                 By: /s/ HARRY J. WHITE, JR.
                                           ----------------------------
                                               Harry J. White, Jr.
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27.0          Financial Data Schedule