Form 10-Q
period 1999-09-30
SILVERLEAF RESORTS INC
filed 1999-11-12
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 12, 1999: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX


                                                                                       Page
                                                                                       ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and nine months ended September 30, 1999 and 1998......................     1

            Condensed Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998..................................................     2

            Condensed Consolidated Statement of Shareholders' Equity for the
            nine months ended September 30, 1999...................................     3

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998...............................     4

            Notes to the Condensed Consolidated Financial Statements...............     5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................     8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings......................................................    15

Item 6.     Exhibits and Reports on Form 8-K.......................................    15

SIGNATURES.........................................................................    15

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                            ------------------------------      ------------------------------
                                                                1999              1998             1999              1998
                                                            ------------      ------------      ------------      ------------
REVENUES:
     Vacation Interval sales                                $     50,706      $     38,427      $    138,480      $    102,364
     Sampler sales                                                 1,475               682             4,217             1,685
                                                            ------------      ------------      ------------      ------------
       Total sales                                                52,181            39,109           142,697           104,049

     Interest income                                               7,554             4,262            19,981            11,244
     Interest income from affiliates                                  12                16                36                47
     Management fee income                                           678               725             2,218             1,819
     Other income                                                  1,337             1,107             2,997             2,250
                                                            ------------      ------------      ------------      ------------
               Total revenues                                     61,762            45,219           167,929           119,409

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                               7,826             5,605            21,183            16,154
     Sales and marketing                                          26,864            19,260            72,177            47,692
     Provision for uncollectible notes                             5,071             4,489            13,848            12,346
     Operating, general and administrative                         6,345             3,485            17,399            10,123
     Other expense                                                   876               740             2,185             2,213
     Depreciation and amortization                                 1,439             1,029             3,978             2,280
     Interest expense                                              4,517             1,756            11,545             5,088
                                                            ------------      ------------      ------------      ------------
               Total costs and operating expenses                 52,938            36,364           142,315            95,896

     Income before provision for income taxes                      8,824             8,855            25,614            23,513
     Provision for income taxes                                   (3,397)           (3,435)           (9,861)           (9,019)
                                                            ------------      ------------      ------------      ------------
NET INCOME                                                  $      5,427      $      5,420      $     15,753      $     14,494
                                                            ============      ============      ============      ============
NET INCOME PER COMMON SHARE:
     BASIC                                                  $       0.42      $       0.42      $       1.22      $       1.16
                                                            ============      ============      ============      ============
     DILUTED                                                $       0.42      $       0.42      $       1.22      $       1.14
                                                            ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC                                                    12,889,417        13,054,380        12,889,417        12,543,544
                                                            ============      ============      ============      ============
     DILUTED                                                  12,889,417        13,054,380        12,889,417        12,664,871
                                                            ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           September 30,       December 31,
                                                                               1999                1998
                                     ASSETS                                -------------      -------------
Cash and cash equivalents                                                  $       8,026      $      11,355
Restricted cash                                                                      903                873
Notes receivable, net of allowance for uncollectible notes of
   $29,018 and $23,947, respectively                                             258,499            173,959
Amounts due from affiliates                                                        8,581              4,115
Inventories                                                                       97,236             71,694
Land, equipment, buildings, and utilities, net                                    48,501             34,025
Prepaid and other assets                                                          16,492             16,899
                                                                           -------------      -------------
              TOTAL ASSETS                                                 $     438,238      $     312,920
                                                                           =============      =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                      $      15,424      $       8,144
Unearned revenues                                                                  7,412              4,082
Income taxes payable                                                               1,634              4,136
Deferred income taxes, net                                                        26,462             21,524
Notes payable and capital lease obligations                                      154,627             58,108
Senior subordinated notes                                                         75,000             75,000
                                                                           -------------      -------------
              Total Liabilities                                                  280,559            170,994
                                                                           -------------      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued and
      12,889,417 shares outstanding at September 30, 1999
      and December 31, 1998                                                          133                133
Additional paid-in capital                                                       109,339            109,339
Retained earnings                                                                 53,206             37,453
Treasury stock, at cost (422,100 shares at September 30, 1999
      and December 31, 1998)                                                      (4,999)            (4,999)
                                                                           -------------      -------------
              Total Shareholders' Equity                                         157,679            141,926
                                                                           -------------      -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     438,238      $     312,920
                                                                           =============      =============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                 Common Stock
                           -------------------------
                            Number of       $0.01        Additional                         Treasury Stock
                             Shares          Par          Paid-in        Retained      --------------------------
                             Issued         Value         Capital        Earnings        Shares           Cost            Total
                           ----------     ----------     ----------     ----------     ----------      ----------      ----------
January 1, 1999            13,311,517     $      133     $  109,339     $   37,453       (422,100)     $   (4,999)     $  141,926

Net income                         --             --             --         15,753             --              --          15,753
                           ----------     ----------     ----------     ----------     ----------      ----------      ----------
September 30, 1999         13,311,517     $      133     $  109,339     $   53,206       (422,100)     $   (4,999)     $  157,679
                           ==========     ==========     ==========     ==========     ==========      ==========      ==========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
OPERATING ACTIVITIES:
Net income                                                            $     15,753      $     14,494
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                              3,978             2,280
  Deferred income taxes                                                      4,938             6,037
  Increase (decrease) in cash from changes in
    assets and liabilities:
    Restricted cash                                                            (30)               --
    Amounts due from affiliates                                             (4,466)           (1,601)
    Inventories                                                            (25,542)          (23,957)
    Prepaid and other assets                                                   177           (10,631)
    Accounts payable and accrued expenses                                    7,280             5,837
    Unearned revenues                                                        3,330             1,688
    Income taxes payable                                                    (2,502)            1,994
                                                                      ------------      ------------
       Net cash provided by (used in) operating activities                   2,916            (3,859)
                                                                      ------------      ------------
INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities                     (15,576)          (10,676)
Sales of land, equipment, buildings, and utilities                           6,466                --
Notes receivable, net                                                      (84,540)          (63,225)
                                                                      ------------      ------------
       Net cash used in investing activities                               (93,650)          (73,901)
                                                                      ------------      ------------

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities                        145,672           118,682
Payments on borrowings to unaffiliated entities                            (58,267)          (78,808)
Net proceeds from issuance of common stock                                      --            44,782
Purchase of treasury stock                                                      --            (4,350)
                                                                      ------------      ------------
       Net cash provided by financing activities                            87,405            80,306
                                                                      ------------      ------------
Net (decrease) increase in cash                                             (3,329)            2,546

CASH AND CASH EQUIVALENTS:
Beginning of period                                                         11,355             4,970
                                                                      ------------      ------------
End of period                                                         $      8,026      $      7,516
                                                                      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                         $      8,277      $      2,216
Income taxes paid                                                     $      7,426      $        988
Equipment acquired under capital lease or note                        $      9,114      $      2,065



            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented.

NOTE 2 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 1999 and 1998:

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                            -------------------------------     -------------------------------
                                                                1999              1998              1999               1998
                                                            -------------     -------------     -------------     -------------
Weighted average shares outstanding - basic                    12,889,417        13,054,380        12,889,417        12,543,544
Issuance of shares from stock options exercisable                      --                --                --           728,887
Repurchase of shares from stock options proceeds                       --                --                --          (607,560)
                                                            -------------     -------------     -------------     -------------
Weighted average shares outstanding - diluted                  12,889,417        13,054,380        12,889,417        12,664,871
                                                            =============     =============     =============     =============

For the three and nine months ended September 30, 1999, and for the three months ended September 30, 1998, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of September 30, 1999 and December 31, 1998 (in thousands):

                                                                                               September 30,    December 31,
                                                                                                   1999            1998
                                                                                               -------------    ------------
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged
  as collateral for the note, at an interest rate of LIBOR plus 2.55% ....................           36,602           11,210
$70 million revolving loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
  as collateral for the note, at an interest rate of LIBOR plus 2.65% ....................           44,802           29,856
$75 million revolving loan agreement which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained from customer notes receivable which are pledged
  as collateral for the note, at an interest rate of LIBOR plus 3% .......................           60,073           13,638
Various notes, due from December 1999 through October 2005,
  collateralized by various assets with interest rates ranging from
  4.2% to 12.4% ..........................................................................            3,300              223
                                                                                               ------------     ------------
        Total notes payable ..............................................................          144,777           54,927
Capital lease obligations ................................................................            9,850            3,181
                                                                                               ------------     ------------
        Total notes payable and capital lease obligations ................................          154,627           58,108
10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries ....................................           75,000           75,000
                                                                                               ------------     ------------
                                                                                               $    229,627     $    133,108
                                                                                               ============     ============

At September 30, 1999, prime rate was 8.25% and the LIBOR rates were from 5.34% to 6.02%. At December 31, 1998, prime rate was 7.75% and LIBOR rates were from 5.15% to 5.28%.

Effective September 1, 1999, the Company reached a definitive agreement with a lender to increase its $40 million revolving loan agreement, due October 2005, to a $70 million five-year revolving loan agreement, due August 2004. The credit facility is based on an 85% advance rate against receivables compared to the previous advance rate of 70%. The interest rate on the amended credit facility is LIBOR plus 2.65% compared to the previous interest rate of LIBOR plus 2.5%.

Effective September 30, 1999, the Company entered into a $30 million revolving loan agreement with a lender. The $30 million revolving loan agreement, which contains certain financial covenants, is due September 30, 2006, and bears interest at either the lender's alternate base rate, as defined, or the adjusted Eurodollar rate plus 2.75%, as defined, determined at the time of each advance. Principal and interest are paid from the proceeds obtained from customer notes receivable pledged as collateral for the note. There were no amounts outstanding under this revolving loan agreement as of September 30, 1999.

NOTE 4 - SUBSIDIARY GUARANTEES

All subsidiaries of the Company have guaranteed the $75.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.


Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 1999 and 1998, are as follows (in thousands):

                                         September 30,
                                   --------------------------
                                      1999            1998
                                   ----------      ----------
Revenues                           $       46      $       81

Expenses                                  (65)           (188)
                                   ----------      ----------

Net loss                           $      (19)     $     (107)
                                   ==========      ==========





                                               September 30,
                                                   1999
                                               --------------

Other assets                                   $           10
                                               --------------

    Total assets                               $           10
                                               ==============

Investment by parent (includes equity
  and amounts due to parent)                   $           10
                                               --------------

    Total liabilities and equity               $           10
                                               ==============

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

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 90,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.







                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                  --------------------------      --------------------------
                                                     1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
As a percentage of total revenues:
  Vacation Interval sales                               82.1%           85.0%           82.5%           85.7%
  Sampler sales                                          2.4%            1.5%            2.5%            1.4%
                                                  ----------      ----------      ----------      ----------
   Total sales                                          84.5%           86.5%           85.0%           87.1%

  Interest income                                       12.2%            9.5%           11.9%            9.5%
  Management fee income                                  1.1%            1.6%            1.3%            1.5%
  Other income                                           2.2%            2.4%            1.8%            1.9%
                                                  ----------      ----------      ----------      ----------
     Total revenues                                    100.0%          100.0%          100.0%          100.0%

As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales                       15.4%           14.6%           15.3%           15.8%
  Provision for uncollectible notes                     10.0%           11.7%           10.0%           12.1%

As a percentage of total sales:
  Sales and marketing                                   51.5%           49.2%           50.6%           45.8%

As a percentage of total revenues:
  Operating, general and administrative                 10.3%            7.7%           10.4%            8.5%
  Other expense                                          1.4%            1.6%            1.3%            1.9%
  Depreciation and amortization                          2.3%            2.3%            2.4%            1.9%

As a percentage of interest income:
  Interest expense                                      59.7%           41.0%           57.7%           45.1%


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

Revenues for the quarter ended September 30, 1999 were $61.8 million, representing a $16.5 million or 36.6% increase over revenues of $45.2 million for the quarter ended September 30, 1998. The increase was primarily due to a $12.3 million increase in sales of Vacation Intervals and a $3.3 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from the marketing success of several sales offices that opened subsequent to September 30, 1998, in Georgia, South Carolina, and Tennessee.

In the third quarter of 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 9.4% to 3,948 from 3,608 in the same period of 1998; the average price per interval increased 13.2% to $9,357 from $8,265. Total interval sales for the third quarter of 1999 included 1,514 biennial intervals (counted as 757 Vacation Intervals) compared to 1,030 (515 Vacation Intervals) in the third quarter of 1998. The Company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the third quarter of 1999, the 3,152 upgraded Vacation Intervals were sold at an average price of $4,367 compared to 1,891 upgraded Vacation Intervals sold at an average price of $4,551 during the comparable 1998 period.

Sampler sales increased $793,000 to $1.5 million for the quarter ended September 30, 1999, compared to $682,000 for the same period in 1998. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from increased sales of the Company's Endless Escape Program to owners of Vacation Intervals at seven resorts that have been managed by the Company since May 1998.

Interest income increased 76.9% to $7.6 million for the quarter ended September 30, 1999, from $4.3 million for the same period of 1998. This increase primarily resulted from a $103.2 million increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1998, due to increased sales.

Management fee income decreased $47,000 for the 1999 third quarter, as compared to the 1998 third quarter. This decrease was primarily the result of an increase in the resorts' management clubs' operating expenses.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $230,000 to $1.3 million for the third quarter of 1999 compared to $1.1 million for the same period of 1998. The increase primarily relates to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 15.4% in the third quarter of 1999, from 14.6% for the same period of 1998. This increase was primarily the result of the sales mix in the third quarter of 1999 including a larger percentage of newer, higher cost inventory compared to the third quarter of 1998.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 51.5% for the quarter ended September 30, 1999, from 49.2% for the same period of 1998. Several factors contributed to the increase in sales and marketing costs as a percentage of sales. This increase, in part, was due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Finally, implementation costs associated with four new automated dialers contributed to the increase.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% for the third quarter of 1999 from 11.7% for the same period of 1998. This is the result of continued improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 10.3% for the quarter ended September 30, 1999, as compared to 7.7% for the quarter ended September 30, 1998. The increase is primarily attributable to higher than expected travel, legal, and professional fees, primarily related to expansion into new markets, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues remained relatively flat at 1.4% for the quarter ended September 30, 1999, as compared to 1.6% for the quarter ended September 30, 1998. The $136,000 increase in other expense primarily relates to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues was unchanged at 2.3% for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. Overall, depreciation and amortization expense increased $410,000 for the third quarter of 1999, as compared to 1998, primarily due to investments in new automated dialers, investments in telephone systems, and investments in two central marketing facilities, which opened in September 1998 and September 1999, respectively.

Interest Expense

Interest expense as a percentage of interest income increased to 59.7% for the third quarter of 1999, from 41.0% for the same period of 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $8.8 million for the quarter ended September 30, 1999, as compared to $8.9 million for the quarter ended September 30, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes remained relatively flat at 38.5% in the third quarter of 1999 as compared to 38.8% in the third quarter of 1998.

Net Income

Net income remained flat at $5.4 million for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

Revenues for the nine months ended September 30, 1999 were $167.9 million, representing a $48.5 million or 40.6% increase over revenues of $119.4 million for the nine months ended September 30, 1998. The increase was primarily due to a $36.1 million increase in sales of Vacation Intervals and an $8.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from the marketing success of several sales offices that opened subsequent to September 30, 1998, in Georgia, South Carolina, and Tennessee.

In the first nine months of 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 22.9% to 11,858 from 9,651 in the same period of 1998; the average price per interval increased 5.8% to $8,680 from $8,207. Total interval sales for the nine months ended September 30, 1999, included 4,386 biennial intervals (counted as 2,193 Vacation Intervals) compared to 2,582 (1,291 Vacation Intervals) in the nine months ended September 30, 1998. The company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first nine months of 1999, the 8,162 upgraded Vacation Intervals were sold at an average price of $4,356 compared to 5,247 upgraded Vacation Intervals sold at an average price of $4,414 during the comparable 1998 period.

Sampler sales increased $2.5 million to $4.2 million for the nine months ended September 30, 1999, compared to $1.7 million for the same period in 1998. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from sales of the Company's Endless Escape Program to owners of Vacation Intervals at seven resorts that have been managed by the Company since May 1998.

Interest income increased 77.3% to $20.0 million for the nine months ended September 30, 1999, from $11.3 million for the same period of 1998. This increase primarily resulted from a $103.2 million increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1998, due to increased sales.

Management fee income increased $399,000 for the first nine months of 1999, as compared to the same period of 1998. This increase was primarily the result of greater net income from the resorts' management clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in the management clubs' operating expenses.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $747,000 to $3.0 million for the nine months ended September 30, 1999, compared to $2.3 million for the same period of 1998. The increase primarily relates to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 15.3% for the nine months ended September 30, 1999, from 15.8% for the same period of 1998. This decrease is primarily the result of a greater percentage of sales of Destination Resorts units and Presidents units in the first nine months of 1999 compared to the same period of 1998. These units typically represent a lower cost of sales percentage in comparison to overall inventory. Sales price increases during the nine months ended September 30, 1999, also contributed to the decrease in cost of sales as a percentage of Vacation Interval sales compared to the same period of 1998.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 50.6% for the nine months ended September 30, 1999, from 45.8% for the same period of 1998. Several factors contributed to the increase in sales and marketing costs as a percentage of sales. This increase, in part, was due to the continued implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company continues to incur substantial marketing and start up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Finally, implementation costs associated with four new automated dialers contributed to the increase.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% for the nine months ended September 30, 1999, from 12.1% for the nine months ended September 30, 1998. This is the result of continued improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables relating to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 10.4% for the nine months ended September 30, 1999, as compared to 8.5% for the nine months ended September 30, 1998. The increase is primarily attributable to higher salaries, increased headcount, legal and printing fees associated with year-end reporting, increased title and recording fees due to increased borrowings against pledged notes receivable, and increased travel, legal, and professional fees, primarily related to expansion into new markets.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues decreased to 1.3% for the nine months ended September 30, 1999, as compared to 1.9% for the nine months ended September 30, 1998. Overall, other expenses remained flat at $2.2 million for the nine months ended September 30, 1999 and 1998.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.4% for the nine months ended September 30, 1999, compared to 1.9% for the nine months ended September 30, 1998. Overall, depreciation and amortization expense increased $1.7 million for the first nine months of 1999, as compared to 1998, primarily due to investments in new automated dialers, investments in telephone systems, and investments in two central marketing facilities, which opened in September 1998 and September 1999, respectively.

Interest Expense

Interest expense as a percentage of interest income increased to 57.7% for the first nine months of 1999, from 45.1% for the same period of 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income before Provision for Income Taxes

Income before provision for income taxes increased 8.9% to $25.6 million for the nine months ended September 30, 1999, from $23.5 million for the nine months ended September 30, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

Income tax expense as a percentage of income before provision for income taxes remained relatively flat at 38.5% in the first nine months of 1999 as compared to 38.4% in the same period of 1998.

Net Income

Net income increased $1.3 million, or 8.7%, to $15.8 million for the nine months ended September 30, 1999, from $14.5 million for the nine months ended September 30, 1998, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the nine months ended September 30, 1999, cash provided by operations was $2.9 million, compared to cash used in operating activities of $3.9 million for the same period of 1998. The increase in cash provided by operating activities was primarily a result of the timing of operational payments. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven to ten year period, borrowing against receivables has historically been a necessary part of normal operations.

For the nine months ended September 30, 1999 and 1998, cash provided by financing activities was $87.4 million and $80.3 million, respectively. The increase in net cash provided by financing activities was primarily due to increased borrowings against pledged notes receivable during the nine months ended September 30, 1999, compared to the same period of 1998. This increase was offset by the issuance of $75.0 million senior subordinated notes and $44.8 million of Company common stock during the second quarter of 1998. As of September 30, 1999, the Company's credit facilities provide for loans of up to $235.0 million. At September 30, 1999, approximately $141.5 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 1999, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.1%.

Effective September 1, 1999, the Company reached a definitive agreement with a lender to increase its $40 million revolving loan agreement, due October 2005, to a $70 million five-year revolving loan agreement, due August 2004. The credit facility is based on an 85% advance rate against receivables compared to the previous advance rate of 70%. The interest rate on the amended credit facility is LIBOR plus 2.65% compared to the previous interest rate of LIBOR plus 2.5%.

Effective September 30, 1999, the Company consummated a $30 million revolving loan agreement with a lender. The $30 million revolving loan agreement, which contains certain financial covenants, is due September 30, 2006, and bears interest at either the lender's alternate base rate, as defined, or the adjusted Eurodollar rate plus 2.75%, as defined, determined at the time of each advance. Principal and interest are paid from the proceeds obtained from customer notes receivable pledged as collateral for the note.

The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under existing third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the third quarter of 2000. The Company will continue to review the possibility of extending its borrowing capacity with existing lenders or issuing additional debt, equity, or mortgage-backed securities to finance future acquisitions, refinance debt, finance mortgage receivables, and provide for other working capital purposes.

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

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the nine months ended September 30, 1999 and 1998, was $93.7 million and $73.9 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume, which was partially offset by equipment sales.

YEAR 2000 COMPLIANCE

Many of the world's computer systems record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could potentially lead to disruptions in the Company's operations. The Company has conducted a review of its information technology ("IT") systems currently utilized and has identified and assessed non-IT systems in order to determine potential year 2000 deficiencies. This study included reviewing all applicable reports, files, inquiry screens, maintenance screens, batch programs, software, hardware, and other interactive applications. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to year 2000 problems. In completing its assessment, the Company identified several primary computer systems that were not year 2000 compliant, including the Marketing system, the Sales and Credit system, the Accounts Receivable system, the Inventory system, the Finance Administration system, the Sales Commissions system, and the Predictive dialer software. Virtually all year 2000 modifications and upgrades to these systems were successfully tested and fully implemented by July 15, 1999.

In addition to the major computer systems described above, the Company primarily utilizes standardized and upgraded Microsoft Office products that are year 2000 compliant. All personal computer ("PC") applications that are not in Microsoft Office are either written in Visual Basic and programmed to handle year 2000 issues, or are other year 2000 certified packages. All operating systems utilized by the Company, which include Novell Intranetware, OS/400, Windows 95, and Windows NT, are year 2000 compliant. The Company's AS400 hardware and related Network servers are year 2000 compliant as well. The Company has evaluated all data communications equipment, including PCs. The Company had to replace a minimal number of PCs and no significant deficiencies of data communications equipment have been found.

The Company identified all non-IT systems that may be year 2000 sensitive, primarily including access gates, alarms, irrigation systems, thermostats, and utility meters and switches at its resorts. Although these systems vary by resort, most of these systems were already year 2000 compliant or are not reliant on a time-chip that would be affected by year 2000. The Company believes, however, that any year 2000 modifications needed were completed as of the end of the second quarter of 1999.

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

Company management believes that the total cost of the aforementioned year 2000 computer system and equipment enhancements will be less than $430,000, including an estimate of internal payroll committed to the projects, of which approximately $425,000 has already been incurred. The Company is utilizing both internal and external resources to achieve year 2000 compliance. The Company has upgraded or replaced all systems it has found that were not compliant. Although the systems have been tested or certified, all programs and equipment will continue to be monitored for compatibility and functionality.

The failure to correct a material year 2000 internal problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures of third party vendors will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes, however, that its year 2000 compliance plan provides for adequate staffing, resources, and time to mitigate and proactively respond to any unforeseen year 2000 problems in a timely and preemptive manner. The cost of year 2000 compliance and the estimated date of completion of necessary modifications, however, are based on the Company's best estimates, which were derived from various assumptions of future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

In the event of a complete failure of the Company's information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-year 2000 compliant systems. The primary costs associated with such a necessity would be (1) increased time delays associated with posting of information and (2) increased personnel to manually process the information. The Company does not believe the increased costs associated with such personnel would be significant. The Company currently does not have any other contingency plans in place. The Company will continue to evaluate the need for such plans.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently subject to litigation arising in the normal course of its business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In the judgement of the Company, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company, its business, results of operations, or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Amended and Restated Receivables Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc.

10.2 Amended and Restated Inventory Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc.

10.3 Loan and Security Agreement dated September 30, 1999, between the Company and BankBoston, N.A., as Agent, and BankBoston, N.A. and various financial institutions, as Lenders.

10.4 Purchase and Sale Agreement dated July 30, 1999, between the Company and American National Bank and Trust Company of Chicago, as Trustee.

27.0     Financial Data Schedule.
-------

(b)      Reports on Form 8-K

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999                    By:  /s/  ROBERT E. MEAD
                                                 -------------------------------
                                                       Robert E. Mead
                                                   Chairman of the Board and
                                                    Chief Executive Officer

Dated:  November 12, 1999                    By:  /s/ HARRY J. WHITE, JR.
                                                 -------------------------------
                                                      Harry J. White, Jr.
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10.1                    Amended and Restated Receivables Loan and Security
                         Agreement dated September 1, 1999, between the Company
                         and Heller Financial, Inc.

 10.2                    Amended and Restated Inventory Loan and Security
                         Agreement dated September 1, 1999, between the Company and Heller Financial, Inc.

 10.3 Loan and Security Agreement dated September 30, 1999, between the Company and BankBoston, N.A., as Agent, and BankBoston, N.A. and various financial institutions, as Lenders.

 10.4 Purchase and Sale Agreement dated July 30, 1999, between the Company and American National Bank and Trust Company of Chicago, as Trustee.

 27.0                    Financial Data Schedule.

_____________

 (b)                     Reports on Form 8-K

                         None.