Form 10-K
period 1999-12-31
SILVERLEAF RESORTS INC
filed 2000-03-15
CIK 1033032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 001-13003

                            SILVERLEAF RESORTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

             TEXAS                                        75-2259890
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

 1221 RIVER BEND DRIVE, SUITE 120                            75247
          DALLAS, TEXAS                                    (Zip Code)
(Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code: 214-631-1166

           Securities Registered Pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------       -----------------------------------------
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

                                ---------------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on March 13, 2000 as reported on the New York Stock Exchange, was approximately $24,177,081. At March 13, 2000, there were 12,889,417 shares of the Registrant's Common Stock outstanding.

     Documents Incorporated by Reference: Certain portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1999 fiscal year, are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                 FORM 10-K INDEX

                                                                                            PAGE
                                                                                            ----
                                            PART I
Items 1 and 2.  Business and Properties....................................................    4

Item 3.         Legal Proceedings..........................................................   37

Item 4.         Submission of Matters to a Vote of Security Holders........................   37

                                            PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters......   37

Item 6.         Selected Financial Data....................................................   38

Item 7.         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...............................................   40

Item 7a.        Quantitative and Qualitative Disclosures about Market Risk.................   47

Item 8.         Financial Statements and Supplementary Data................................   47

Item 9.         Changes In and Disagreements With Accountants on Accounting and
                       Financial Disclosure................................................   47

                                            PART III

Item 10.        Directors and Executive Officers of the Registrant.........................   47

Item 11.        Executive Compensation.....................................................   49

Item 12.        Security Ownership of Certain Beneficial Owners and Management.............   49

Item 13.        Certain Relationships and Related Transactions.............................   49

                                            PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   49

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

OVERVIEW

    Silverleaf Resorts, Inc. ("Silverleaf" or the "Company") is a leading developer, marketer, and operator of "drive-to" timeshare resorts. Silverleaf currently owns and/or operates fourteen "drive-to resorts" in Texas, Missouri, Illinois, Alabama, Georgia, South Carolina, Pennsylvania, and Tennessee (the "Drive-to Resorts"). Silverleaf also owns and/or operates four "destination resorts" in Missouri, Mississippi, and Massachusetts (the "Destination Resorts"). The Company also owns four properties that are currently under development, including two properties being developed as Drive-to Resorts near Kansas City, Missouri, and Philadelphia, Pennsylvania, and two properties being developed as Destination Resorts in Las Vegas, Nevada, and Galveston, Texas (collectively, the "New Resorts"). The Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located proximate to major metropolitan areas. Silverleaf locates its Drive-to Resorts near principal market areas to facilitate more frequent "short stay" getaways, which it believes is a growing vacation trend. Silverleaf's Destination Resorts, which are located in or near areas with national tourist appeal, offer Silverleaf customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the "Existing Resorts") provide a quiet, relaxing vacation environment. The New Resorts extend Silverleaf's core strategy of drive-to getaways with opportunity to upgrade to Destination Resorts. Silverleaf believes its resorts offer its customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership ("Vacation Interval") for a two-bedroom unit at the Existing Resorts was $8,896 for 1999 and $8,166 for 1998, which compares favorably to an industry average price of $13,017 for 1998.

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

OPERATIONS

    Silverleaf is in the business of marketing and selling Vacation Intervals. Silverleaf's principal activities in this regard include (i) acquiring and developing timeshare resorts; (ii) marketing and selling one week annual and biennial Vacation Intervals to prospective first-time owners as well as leasing unsold Vacation Intervals (i.e., sampler sales); (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has substantial in-house capabilities which enable it to coordinate all aspects of development and expansion of the Existing Resorts and New Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications. The Company also performs substantially all marketing and sales functions internally and continues to make significant investments in operating technology, including sophisticated telemarketing and computer systems and proprietary software applications. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Intervals through on-site sales offices located at certain of its resorts which are located in close proximity to major metropolitan areas. This practice allows the Company an alternative to the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the timeshare industry.

    As part of the Vacation Interval sales process, the Company offers potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. The Company has historically financed its operations by borrowing from third-party lending institutions at an advance rate of up to 85% of eligible customer receivables. At December 31, 1999, the Company had a portfolio of approximately 51,886 customer promissory notes totaling approximately $317.5 million with an average yield of 13.7% per annum, which compares favorably to the Company's weighted average cost of borrowings of 9.2% per annum. At December 31, 1999, approximately $14.3 million in principal, or 4.5% of the Company's loans to Silverleaf Owners, were 61 to 120 days past due, and approximately $27.4 million in principal, or 8.6% of the Company's loans to Silverleaf Owners, were more than 120 days past due. The Company provides for uncollectible notes by reserving an amount which management believes is sufficient to cover anticipated losses from customer defaults.

    Each Existing Resort has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization, either Silverleaf Club or Crown Club (collectively "Management Clubs"), to manage the Existing Resorts on a collective basis. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. The Management Clubs, in turn, have contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Resorts on a collective basis. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts.

RECENT DEVELOPMENTS

    o INVESTMENTS IN MARKETING PROGRAMS AND TECHNOLOGY. During 1999, the Company was able to increase its tour flow and sales through significant investments in marketing programs, such as implementation of an automated scanning system to improve efficiency in leads processing, addition of a fourth telemarketing call center, and investments in state-of-the-art predictive dialing equipment for its call centers. Due to recent growth rates and implementation of new leads generation programs, the Company is experiencing higher than anticipated marketing costs in the first quarter of 2000. The Company has increased its headcount at the call centers significantly since the fourth quarter of 1999, which created inefficiencies due to lack of available training resources. In addition, the Company is moving towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned.

    o INCREASED SALES OF VACATION INTERVALS AT EXISTING RESORTS. The Company has been successful in improving internal sales growth at the Existing Resorts. During 1999, Silverleaf sold 15,829 Vacation Intervals (excluding upgrades) compared to 12,934 and 6,592 during 1998 and 1997, respectively. Total sales increased to $195.5 million in 1999 from $138.4 million and $70.1 million in 1998 and 1997, respectively.

    o INCREASED CREDIT FACILITIES. The Company increased its revolving credit facilities to $310.0 million during 1999, from $130.0 million at December 31, 1998.

    o IMPROVEMENTS IN COLLECTION EFFORTS. The Company has improved its provision for uncollectible notes from 12.1% of Vacation Interval sales in 1998 to 10.0% of Vacation Interval sales in 1999. This is primarily the result of improvements in the collection efforts, including increased staffing, improved collections administrative software, and the implementation of a program through which certain delinquent loans are assumed by existing owners with a consistent payment history. Collection efforts have also been enhanced with the implementation of auto-payment mechanisms. In late 1998, the Company initiated an auto-debit program whereby new Vacation Interval buyers can elect to have their monthly dues and installment payments charged directly to their bank accounts. In December 1999, Vacation Interval buyers were given the option to have their monthly dues and installment payments charged directly to their credit cards.

    o CONTINUED DEVELOPMENT OF TIMBER CREEK RESORT. Timber Creek Resort, located 50 miles south of St. Louis, Missouri, has 72 existing units. Silverleaf intends to develop approximately 528 additional units (27,456 Vacation Intervals) at the Timber Creek Resort. During 1999, the Company completed construction of a state-of-the-art miniature golf course at the resort.

    o CONTINUED DEVELOPMENT OF FOX RIVER RESORT. Fox River Resort, located approximately 70 miles southwest of Chicago, Illinois, has 126 existing units. Silverleaf intends to develop approximately 674 additional units (35,048 Vacation Intervals) on this property. During 1999, the Company added 66 units at the resort and purchased undeveloped land near the resort for $805,000.

    o CONTINUED DEVELOPMENT OF OAK N' SPRUCE RESORT. Oak N' Spruce Resort, located 134 miles west of Boston, has 180 existing units. Silverleaf intends to develop approximately 520 additional units (27,040 Vacation Intervals) at this resort. During 1999, the Company added 48 units, lighted tennis facilities, and an outdoor pool at the resort.

    o CONTINUED DEVELOPMENT OF THE VILLAGES. The Villages Resort, located on the shores of Lake Palestine, approximately 100 miles east miles east of Dallas, Texas, has 294 existing units. Silverleaf intends to develop approximately 406 additional units (20,908 Vacation Intervals) at this resort. During 1999, the Company added 18 units at the resort and purchased undeveloped land near the resort for $1.5 million.

    o CONTINUED DEVELOPMENT OF HOLIDAY HILLS RESORT. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 176 existing units. Silverleaf intends to develop approximately 624 additional units (32,396 Vacation Intervals) at this resort. During 1999, the Company added 98 units at the resort, completed construction of several amenities, including an outdoor pool, clubhouse, restaurant, and a conference room and pro shop overlooking the golf course, and purchased undeveloped land near the resort for $500,000.

    o CONTINUED DEVELOPMENT OF HILL COUNTRY RESORT. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 226 existing units. Silverleaf intends to develop approximately 374 additional units (19,418 Vacation Intervals) at this resort. During 1999, the Company added 37 units, a state-of-the-art miniature golf course, and an activity center at the resort.

    o CONTINUED DEVELOPMENT OF APPLE MOUNTAIN RESORT. Apple Mountain Resort, located 72 miles north of Atlanta, Georgia, has 48 existing units. Silverleaf intends to develop approximately 560 additional units (29,120 Vacation Intervals) at this resort. During 1999, the Company completed construction of several amenities at the resort, including a 9,445 square foot administration building and activity center, tennis court, swimming pool, stable and corral, miniature golf course, and volleyball and basketball courts.

    o DEVELOPMENT OF GALVESTON, TEXAS, SITE. In December 1997 and February 1998, Silverleaf acquired two adjoining tracts of land in Galveston, Texas, for approximately $1.7 million, to be developed as a new beach-front Gulf Coast Destination Resort (i.e., Silverleaf's Seaside Resort). Silverleaf intends to develop approximately 282 units (14,664 Vacation Intervals) at this resort. During 1999, the Company began construction on the first 24 units at this resort. Completion of these units will occur in the second quarter of 2000.

    o DEVELOPMENT OF NEW RESORTS. In November 1997, Silverleaf acquired a two-acre parcel near the "strip" in Las Vegas, Nevada, for $2.7 million. Silverleaf intends to develop this property as a new Destination Resort, which will contain approximately 157 units (8,164 Vacation Intervals). In December 1998, the Company purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property will be developed as a Drive-to Resort (i.e., Beech Mountain Resort). Silverleaf intends to develop 408 units (21,216 Vacation Intervals) at this resort. In September 1998, the Company purchased 260 acres of undeveloped land near Kansas City, Missouri, for approximately $1.5 million. The property will be developed as a Drive-to Resort (i.e., Lakeview Lodge). Silverleaf intends to develop approximately 608 units (31,616 Vacation Intervals) at this resort.

GROWTH STRATEGY

    Silverleaf intends to grow through the following strategies:

    INCREASING DEVELOPMENT AND SALES OF VACATION INTERVALS. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Resorts and the New Resorts by increasing marketing, sales, and development activities. At December 31, 1999, Silverleaf owned approximately 1,641 acres of land that were available for further development of timeshare units and amenities under Silverleaf's master plan. Silverleaf's master plan projects development of 6,099 additional units (including 204 units presently under construction), which would result in 316,682 additional Vacation Intervals. During 1999, Silverleaf has enhanced its marketing efforts, including increased telemarketing capacity through investments in computer and automated dialing technology, increased its sales force, enhanced its lead generation methods, completed the construction of new sales offices and other amenities, enhanced its collection efforts, and commenced the development of new lodging facilities. Furthermore, Silverleaf continues to emphasize its Endless Escape program designed to accommodate shorter, "getaway" vacations and market secondary products such as biennial (alternate year) intervals and short-term leasing packages ("Samplers") which are designed to broaden Silverleaf's potential market with a wider price range of product.

    INCREASING SALES OF UPGRADED INTERVALS. Silverleaf believes it can continue to improve operating margins by increasing sales of upgraded Vacation Intervals to existing Silverleaf Owners since these sales have significantly lower sales and marketing costs. Upgrades by a Silverleaf Owner include the purchase of a Vacation Interval (i) in a newly designed and constructed standard unit; (ii) in a larger or higher quality unit; (iii) during a more desirable time period; (iv) at a different Drive-to Resort; or (v) at a Destination Resort. Silverleaf has designed specific marketing and sales programs to sell upgraded Vacation Intervals to Silverleaf Owners. Silverleaf continues to construct higher quality, larger units for sale as upgraded Vacation Intervals, as well as developing sites at Las Vegas and Galveston as new upgrade locations. For example, at Ozark Mountain Resort in Branson, Missouri, luxury "Presidents View" units are offered for sale at prices ranging from $12,500 to $21,000 per Vacation Interval. Vacation Intervals exchanged for upgraded Vacation Intervals are added back to inventory, at historical cost, for resale at the current sales price. Sales of upgrades increased to $50.4 million in 1999 from $30.0 million in 1998 (upgrade sales represented 26.4% of Silverleaf's Vacation Interval sales in 1999 as compared to 22.1% for 1998). Silverleaf incurs additional sales commissions upon the resale of Vacation Intervals reconveyed to Silverleaf by purchasers of upgraded Vacation Intervals. Such sales absorb their proportionate share of marketing costs to the extent they displace the sale of another Vacation Interval, although they do not directly result in incremental marketing costs.

    DEVELOPMENT OF ADDITIONAL RESORTS AND ACQUISITIONS. In 1999, Silverleaf acquired undeveloped land for future development near three of its resorts. Silverleaf continues to seek new properties for Drive-to Resorts in scenic wooded areas on lakes or waterways that are near major metropolitan areas with favorable demographic characteristics. For Destination Resorts, Silverleaf seeks popular destination resort areas that are easily accessible to Silverleaf Owners. Silverleaf is currently exploring a number of other property acquisition opportunities, and intends to continue analyzing expansion through acquiring and/or developing additional resorts.

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

    SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 1999, Silverleaf had an inventory of 17,073 Vacation Intervals, and a master plan to construct new units which will result in up to 241,022 additional Vacation Intervals at the Existing Resorts and 75,660 Vacation Intervals at the New Resorts. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Resorts and New Resorts and the availability of financing, grant of governmental permits, and future land-planning and site-layout considerations.

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

    CENTRALIZED PROPERTY MANAGEMENT. Silverleaf presently operates all of the Existing Resorts on a centralized and collective basis, with operating and maintenance costs paid from Silverleaf Owners' monthly dues. Silverleaf believes that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates Silverleaf's internal exchange program, and the Endless Escape Program.

    EXPERIENCED MANAGEMENT. The Company's senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. Robert E. Mead, Chairman of the Board and Chief Executive Officer, has more than 20 years of experience in the timeshare industry and since 1995 has served as a trustee member of American Resort Developers Association ("ARDA"), the primary trade association for the timeshare industry. The Company's senior officers have an average of eighteen years of experience in the timeshare industry.

RESORTS SUMMARY

    The following tables set forth certain information regarding each of the Existing Resorts and New Resorts at December 31, 1999, unless otherwise indicated.

EXISTING RESORTS

                                                                                 VACATION INTERVALS
                                                      UNITS AT RESORTS              AT RESORTS
                                                  -------------------------   -------------------------
                               PRIMARY            INVENTORY                   INVENTORY                         DATE
                               MARKET                AT          PLANNED         AT         PLANNED             SALES
RESORT/LOCATION                SERVED             12/31/99     EXPANSION(B)   12/31/99     EXPANSION          COMMENCED
----------------------       -------------        ---------    ------------   ---------   -------------       ---------
DRIVE-TO RESORTS
Holly Lake                   Dallas-                 130           108           427        5,508(d)             1982
  Hawkins, TX                Ft. Worth, TX
The Villages                 Dallas-                 294           406         1,796       20,908(f)(i)          1980
  Flint, TX                  Ft. Worth, TX
Lake O' The Woods            Dallas-                  64            16           189          800(d)             1987
  Flint, TX                  Ft. Worth, TX
Piney Shores                 Houston, TX             154           446(i)      1,532       23,176(e)(i)          1988
  Conroe, TX
Hill Country                 Austin-San              226(h)        374(i)      2,755       19,418(e)(i)          1984
  Canyon Lake, TX            Antonio, TX
Timber Creek                 St. Louis,               72           528(i)      1,901       27,456(e)(i)          1997
  DeSoto, MO                 MO
Fox River                    Chicago, IL             126           674(i)      1,911       35,048(e)(i)          1997
  Sheridan, IL
Apple Mountain               Atlanta, GA              48           560(i)      1,770       29,120(e)(i)          1999
  Clarkesville, GA
Treasure Lake                Central PA              145            --(f)        959           --(f)             1998
  Dubois, PA
Alpine Bay                   Central AL               54            --(f)          4           --(f)             1998
  Alpine, AL
Beech Mountain Lakes         Eastern PA,              54            --(f)        124           --(f)             1998
  Drums, PA                    NY
Foxwood Hills                Eastern SC,             114            --(f)        322           --(f)             1998
  Westminster, SC              Western GA
Tansi Resort                 Nashville-              124            --(f)        367           --(f)             1998
  Crossville, TN             Knoxville, TN
Westwind Manor               Dallas-                  37            --(f)        342           --(f)             1998
  Bridgeport, TX             Ft. Worth, TX


DESTINATION RESORTS          LOCATIONS
Ozark Mountain               Branson,                136           388(i)        444       20,152(e)(i)          1982
   Kimberling City, MO       MO
Holiday Hills                Branson,                176           624(i)        898       32,396(e)(i)          1984
   Branson, MO               MO
Oak N' Spruce                Boston, MA              180           520(i)      1,164       27,040(e)(i)          1998
  South Lee, MA              New York, NY
Hickory Hills                Gulf Coast,              80            --(e)        168           --(e)             1998
  Gautier, MS                  MS
                                                   -----        ------        ------      -------
         Total                                     2,214         4,644        17,073      241,022
                                                   =====        ======        ======      =======




                                                    VACATION INTERVALS
                                                           SOLD
                                                   ---------------------      AVERAGE
                               PRIMARY                             IN          SALES
                               MARKET               THROUGH       1999         PRICE          AMENITIES/
RESORT/LOCATION                SERVED              12/31/99     ONLY (A)      IN 1999         ACTIVITIES(C)
----------------------       -------------         --------     --------     ---------        -------------
DRIVE-TO RESORTS
Holly Lake                   Dallas-                6,073        1,179       $  7,390         B,F,G,H,M,S,T
  Hawkins, TX                Ft. Worth, TX
The Villages                 Dallas-               13,084        2,552          7,996         B,F,H,M,S,T
  Flint, TX                  Ft. Worth, TX
Lake O' The Woods            Dallas-                3,011          450          7,596         F,M,S,T(g)
  Flint, TX                  Ft. Worth, TX
Piney Shores                 Houston, TX            6,284        1,623          9,403         B,F,H,M,S,T
  Conroe, TX
Hill Country                 Austin-San             8,625        1,681          9,279         H,M,S,T(g)
  Canyon Lake, TX            Antonio, TX
Timber Creek                 St. Louis,             1,843        1,049          8,617         B,F,G,H,M,S,T
  DeSoto, MO                 MO
Fox River                    Chicago, IL            4,641        2,967          9,923         B,F,G,H,M,S,T
  Sheridan, IL
Apple Mountain               Atlanta, GA              726          671          9,877         G,H,M,S,T
  Clarkesville, GA
Treasure Lake                Central PA             6,372           57          4,975         G,B,F,S,T,M
  Dubois, PA
Alpine Bay                   Central AL             2,750            1          5,344         G,B,F,S,T,M
  Alpine, AL
Beech Mountain Lakes         Eastern PA,            2,630           57          4,530         B,F,S,T
  Drums, PA                    NY
Foxwood Hills                Eastern SC,            5,396          253          7,690         G,T,F,S,M(g)
  Westminster, SC              Western GA
Tansi Resort                 Nashville-             5,905           27          6,676         T,G,F,B,M
  Crossville, TN             Knoxville, TN
Westwind Manor               Dallas-                1,545           --             --         G,F,M,S,T
  Bridgeport, TX             Ft. Worth, TX


DESTINATION RESORTS          LOCATIONS
Ozark Mountain               Branson,               6,404          296          9,699         B,F,H,M,S,T
   Kimberling City, MO       MO
Holiday Hills                Branson,               8,118          903         10,465         G,S,T(g)
   Branson, MO               MO
Oak N' Spruce                Boston, MA             8,196        2,052          8,421         F,G,S,T
  South Lee, MA              New York, NY
Hickory Hills                Gulf Coast,            3,912           11          3,573         B,F,G,M,S,T
  Gautier, MS                  MS
                                                   ------       ------       --------
         Total                                     95,515       15,829       $  8,896
                                                   ======       ======       ========

NEW RESORTS

                            PRIMARY         DATE         PLANNED           PLANNED       EXISTING AND PLANNED
   RESORT/LOCATION       MARKET SERVED    ACQUIRED       UNITS(i)        INTERVALS(i)    AMENITIES/ACTIVITIES
  ----------------       -------------    ---------    ----------        ------------    --------------------
  Galveston, TX........  Houston, TX        1997(j)       282            14,664(e)       B,F,M,S,T
  Las Vegas, NV........  Las Vegas, NV      1997          157             8,164(e)       S
  Smithville, MO.......  Kansas City, MO    1998          608(k)         31,616(e)(k)    F,M,S,T(g)
  Drums, PA............  Philadelphia, PA   1998          408(k)         21,216(e)(k)    B,F,M,S,T
                                                        -----            ------
          Total........                                 1,455            75,660
                                                        =====            ======

----------

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. For the year ended December 31, 1999, upgrade sales at the Existing Resorts were as follows:

                                                                    AVERAGE SALES PRICE
                                                                     FOR THE YEAR
                                                                     ENDED 12/31/99
                                                UPGRADED VACATION      -- NET OF
           RESORT                                INTERVALS SOLD     EXCHANGED INTERVAL
     ------------------                         -----------------   -------------------
     Holly Lake.......................                302                $ 3,664
     The Villages.....................              1,208                  4,686
     Lake O' The Woods................                175                  3,661
     Piney Shores.....................                895                  4,390
     Hill Country.....................              1,535                  4,845
     Timber Creek.....................                475                  3,793
     Fox River........................                741                  3,756
     Ozark Mountain...................                940                  5,180
     Holiday Hills....................              3,712                  4,388
     Oak N' Spruce....................              1,218                  4,032
     Beech Mountain...................                 16                  5,462
     Treasure Lake....................                154                  5,230
     Foxwood Hills....................                  4                  3,917
     Apple Mountain...................                 25                  1,913
                                                   ------                -------
                                                   11,400                $ 4,420
                                                   ======                =======

(b) Represents units included in the Company's master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 1999:



                                                 LAND-USE       LAND-USE   LAND-USE
                                                  PROCESS       PROCESS     PROCESS     CURRENTLY IN        SHELL
                                                NOT STARTED     PENDING    COMPLETE     CONSTRUCTION       COMPLETE     TOTAL
                                                -----------     -------    --------     ------------       --------     -----
Holly Lake...................................       54             --           50            --              4          108
The Villages.................................      162            180           40            24             --          406
Lake O' The Woods............................       --             --           16            --             --           16
Piney Shores.................................      266             --          180            --             --          446
Hill Country.................................      175             --          172            24              3          374
Timber Creek.................................      156            276           96            --             --          528
Fox River....................................      248            240          138            48             --          674
Ozark Mountain...............................      364             --           12            --             12          388
Holiday Hills................................      268            132          150            60             14          624
Oak N' Spruce................................      304             96           72            48             --          520
Apple Mountain...............................      482             --           78            --             --          560
                                                 -----            ---        -----           ---            ---        -----
                                                 2,479            924        1,004           204             33        4,644
                                                 =====            ===        =====           ===            ===        =====

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

        "Shell Complete" units are currently devoted to such uses as a general store, registration office, sales office, activity center, construction office, or pro shop. The Company anticipates that these units will continue to be used for such purposes during 2000.

(c) Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B -- boating; F -- fishing; G -- golf; H -- horseback riding; M -- miniature golf; S -- swimming pool; and T -- tennis.

(d) These figures are based on either 50 or 51 one-week intervals per unit.

(e) These figures are based primarily on 52 one-week intervals per unit.

(f) The Company has management rights with respect to these resorts and presently has no ability to expand the resorts.

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

    ENDLESS ESCAPE PROGRAM. The Company's Endless Escape Program offers Silverleaf Club members a benefit not typically enjoyed by many other timeshare owners. In addition to the right to use a unit one week per year, the Endless Escape Program allows Silverleaf Club members to also use vacant units at any of the Company's owned resorts for no additional charge. The Endless Escape Program is limited based on the availability of units. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than the owned Vacation Interval. The Company believes this program is important as many vacationers prefer shorter two to three day vacations.

    The Company amended the Endless Escape Program for customers purchasing a Vacation Interval after July 1, 1998. Customers purchasing a Vacation Interval at a Drive-to Resort after July 1, 1998 are unable to use the Endless Escape Program at the Company's Destination Resorts. However, customers who became Silverleaf Owners before such date are able to use the Endless Escape Program at all Destination Resorts, except the Galveston and Las Vegas resorts. Silverleaf Owners who purchase a Vacation Interval at any Destination Resort after such date are able to use the Endless Escape Program at any of the Company's owned resorts.

    YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

    EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience Silverleaf provides its members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. The Company executed approximately 2,044 intra-company exchanges in 1999. In addition, for an annual fee of approximately $86, most Silverleaf Owners may join the exchange program administered by RCI.

    DEEDED OWNERSHIP. The Company typically sells a Vacation Interval which entitles the owner to use a specific unit for a designated one-week interval each year. The Vacation Interval purchaser receives a recorded deed which grants the purchaser a percentage interest in a specific unit for a designated week. The Company also sells a biennial (alternate year) Vacation Interval, which allows the owner to use a unit for a one-week interval every other year with reduced dues.

    MANAGEMENT CLUBS. Each of the Existing Resorts has a Club for the benefit of the Silverleaf Owners. The Clubs operate under one of the Management Clubs to manage the Existing Resorts on a centralized and collective basis. The Management Clubs have contracted with the Company to perform the supervisory, management, and maintenance functions granted by the Clubs to the Management Clubs. Costs of these operations are covered by monthly dues paid by Silverleaf Owners to their respective Clubs together with income generated by the operation of certain amenities at the Existing Resorts. Due to Nevada timeshare laws, the proposed resort in Las Vegas will be managed by the Company as a separate club.

    ON-SITE SECURITY. The Existing Resorts are patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

DESCRIPTION OF EXISTING RESORTS OWNED AND OPERATED BY THE COMPANY

    HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of East Texas, approximately 105 miles east of Dallas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The Company owns approximately 2,740 acres within Holly Lake, of which approximately 2,667 acres may not be developed due to deed restrictions. At December 31, 1999, approximately 27 acres were developed and approximately 46 remaining acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 130 units were completed and an additional 108 units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, and stucco fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

    Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club and restaurant, Holly Lake restaurant, country store, indoor rodeo arena and stables, six tennis courts (two lighted), four different lakes (one with sandy swimming beach and swimming dock, one with boat launch for water skiing), two swimming pools with bathhouses, children's pool and pavilion, recently completed hiking/nature trail, children's playground area, two miniature golf courses, five picnic areas, activity center with big screen television, gameroom with arcade games and pool tables, horseback trails, activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery, and camp sites with electrical and water hookups. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

    At December 31, 1999, the resort contained 6,500 Vacation Intervals, of which 427 intervals remained available for sale. The Company plans to build an additional 108 units, which would yield an additional 5,508 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,900 to $10,800 for one-week stays. During 1999, 1,179 Vacation Intervals were sold.

    THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 650 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 1999, approximately 103 acres were developed, such that approximately 168 remaining acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 294 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 406 units and 16 units are planned for development at The Villages and Lake O' The Woods, respectively. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units);
(ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, siding exterior fourplexes, sixplexes, and three-story twelveplexes; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

    At December 31, 1999, The Villages contained 14,880 total Vacation Intervals, of which 1,796 remained available for sale. The Company plans to build 406 additional units at The Villages, which would yield an additional 20,908 Vacation Intervals available for sale. At December 31, 1999, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 189 remained available for sale. The Company plans to build 16 additional units at Lake O' The Woods, which would yield 800 additional Vacation Intervals available for sale. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $6,900 to $11,800 for one-week stays (and start at $4,500 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $8,400 to $19,000 depending on the value rating of the interval. During 1999, 2,552 and 450 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

    PINEY SHORES RESORT. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. At December 31, 1999, the resort contained approximately 116 acres, of which approximately 34 acres are planned by the Company for future development.

    At December 31, 1999, 154 units were completed and an additional 446 units are planned for development. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain "lodge-style" units feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings.

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

    At December 31, 1999, the resort contained 7,816 Vacation Intervals, of which 1,532 remained available for sale. The Company intends to build 446 additional units, which would yield an additional 23,176 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,900 to $19,000 for one-week stays (and start at $4,500 for biennial intervals). During 1999, 1,623 Vacation Intervals were sold.

    HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. At December 31, 1999, Hill Country Resort contained approximately 122 acres, of which approximately 25 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 226 units were completed and an additional 374 units are planned for development. Twenty units are single story, while all other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 64 units feature the Company's new "lodge style". "Presidents Villas" units feature a larger, more spacious floor plan (1,228 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children's playground area, barbecue and picnic areas, enclosed swimming pool and heated spa, children's wading pool, newly-constructed tennis court, archery range, and activity areas for shuffleboard, basketball, horseshoes, and volleyball. Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

    At December 31, 1999, the resort contained 11,380 Vacation Intervals, of which 2,755 remained available for sale. The Company plans to build 374 additional units, which collectively would yield 19,418 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,900 to $11,800 for one-week stays (and start at $4,500 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $8,400 to $21,000 depending on the value rating of the interval. During 1999, 1,681 Vacation Intervals were sold.

    OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 1999, the resort contained approximately 116 acres, of which approximately 82 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 136 units were completed and an additional 388 units are planned for development. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan or pine furnishings, or fireplace. "Presidents View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

    At December 31, 1999, the resort contained 6,848 Vacation Intervals, of which 444 remained available for sale. The Company plans to build 388 additional units which would yield an additional 20,152 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,900 to $13,000 for one-week stays, while one-week "Presidents View" intervals are priced at $12,500 to $21,000 depending on the value rating of the interval. During 1999, 296 Vacation Intervals were sold.

    HOLIDAY HILLS RESORT. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. At December 31, 1999, the resort contained approximately 395 acres, including a 91-acre golf course, of which approximately 119 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 176 units were completed and an additional 624 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. "Presidents Fairways" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include a newly renovated 18-hole golf course, miniature golf course, tennis court, picnic area, camp sites, archery range, basketball court, activity area which includes shuffleboard, horseshoes, and a children's playground, a new 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, and a new 2,800 square foot outdoor swimming pool with a wellness center. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowners' associations.

    At December 31, 1999, the resort contained 9,016 Vacation Intervals, of which 898 remained available for sale. The Company plans to build 624 additional units, which would yield an additional 32,396 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,900 to $14,000 for one-week stays (and start at $6,000 for biennial intervals), while one-week "Presidents Fairways" intervals are priced at $12,500 to $21,000 depending on the value rating of the interval. During 1999, 903 Vacation Intervals were sold.

    TIMBER CREEK RESORT. In August 1997, the Company acquired the Timber Creek Resort in Desoto, Missouri. The resort is located approximately 50 miles south of St. Louis. Prior to its acquisition by the Company, Timber Creek Resort was operated as a campground by a nationwide campground operator. At December 31, 1999, the resort contained approximately 331 acres, of which approximately 142 acres are currently planned by the Company to be used for development.

    At December 31, 1999, 72 units were completed and an additional 528 units are planned for future development. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is a 35-acre fishing lake. Other amenities, either existing or currently under construction, include a clubhouse, a par three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, archery, horseback riding trail with stable and corral, a welcome center, and hook-ups for recreational vehicles. The Company plans to construct a lake pavilion, indoor pool, indoor heated cedar sauna, and boat docks. Other planned improvements by the Company include conversion of the existing sales and registration buildings and renovation of the clubhouse and clubhouse pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 1999, the resort contained 3,744 Vacation Intervals and 1,901 Vacation Intervals remained available for sale. The Company plans to build 528 additional units, which would collectively yield 27,456 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,400 to $11,800 for one-week stays (and start at $4,500 for biennial intervals). During 1999, 1,049 Vacation Intervals were sold.

    FOX RIVER RESORT. In August 1997, the Company acquired the Fox River Resort in Sheridan, Illinois. The resort is located approximately 70 miles southwest of Chicago. Prior to its acquisition by the Company, Fox River Resort was operated as a campground by a nationwide campground operator. At December 31, 1999, the resort contained approximately 371 acres, of which approximately 216 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, 126 units are completed and an additional 674 units are planned for future development. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    Amenities currently available or under construction at the resort include a new par three five-hole executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, new sales and registration buildings, and hook-ups for recreational vehicles. The Company plans to construct a tennis court, sports court, shuffleboard courts, outdoor pavilion, playground, and children's movie theater. The Company also offers winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 1999, the resort contained 6,552 Vacation Intervals and 1,911 Vacation Intervals remained available for sale. The Company plans to build 674 additional units, which would collectively yield 35,048 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,400 to $11,800 for one-week stays (and start at $4,500 for biennial intervals). During 1999, 2,967 Vacation Intervals were sold.

    OAK N' SPRUCE RESORT. In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. At December 31, 1999, the resort contained approximately 240 acres, of which approximately 120 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, the resort had 180 units and an additional 520 units are planned for development. There are seven types of existing units at the resort: (i) studio flat, (ii) one-bedroom flat, (iii) one-bedroom townhouse,
(iv) two-bedroom flat, (v) two-bedroom townhouse, (vi) two-bedroom, flex-time, and (vii) two-bedroom, lockout. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    Amenities at the resort include two indoor heated swimming pools with hot tubs, one outdoor olympic-sized, spring fed pool with bar and snack bar, sauna, health club, nine-hole golf course, ski rentals, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and activity areas for sledding and badminton. The resort is also near Beartown State Forest.

    At December 31, 1999, the resort contained 9,360 Vacation Intervals, of which 1,164 remained available for sale. The Company plans to build 520 additional "lodge-style" units, which would yield an additional 27,040 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,400 to $14,000 for one-week stays (and start at $3,700 for biennial intervals). During 1999, 2,052 Vacation Intervals were sold.

    APPLE MOUNTAIN RESORT. In October 1998, the Company acquired the Apple Mountain Resort in Clarkesville, Georgia, which is approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 162 acres being the resort's golf course. At December 31, 1999, approximately 91 acres are currently planned by the Company to be used for future development.

    At December 31, 1999, the resort had 48 units and an additional 560 units are planned for development. The "Lodge Get-A-Way" units were the first units developed. Each unit is approximately 827 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, electronic door locks, and rattan or pine furniture.

    Amenities at the resort include a 9,445 square foot administration building and activity center featuring a wide screen television, pool tables, arcade games, snack area, and movie theatre. Other amenities at the resort include a tennis court, swimming pool, horseshoes, stable and corral, shuffleboard, archery, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids. A member services building is currently under construction.

    The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course is 1,530 feet at the lowest point and 1,600 feet at the highest point. The course is designed with approximately 104,000 square feet of bent grass greens. The course's tees total approximately 2 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and there are approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pine roughs along twelve of the fairways. The course has a five-acre irrigation lake and two ponds, one approximately 3,000 square feet and located on the fourth hole and the second approximately 1,500 square feet and located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment. There is also a golf professional on site to offer lessons and to plan events for the club.

    At December 31, 1999, the resort contained 2,496 Vacation Intervals, of which 1,770 remained available for sale. The Company plans to build 560 additional "lodge-style" units, which would yield an additional 29,120 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,400 to $11,800 for one-week stays (and start at $4,500 for biennial intervals). During 1999, 671 Vacation Intervals were sold.

DESCRIPTION OF EXISTING RESORTS MANAGED BY THE COMPANY

    The management rights to the following resorts were acquired via the acquisition of Crown Resort Co., LLC in May 1998.

    ALPINE BAY RESORT. Alpine Bay Resort is located in Talledega County, Alabama, near Lake Logan Martin and is approximately 50 miles east of Birmingham. The resort contains 54 units and includes a golf course, pro shop lounge, outdoor pool, and tennis courts. At December 31, 1999, there are four unsold Vacation Intervals at this resort. During 1999, one Silverleaf Club Endless Escape Program membership was sold. No further development is planned at this resort.

    HICKORY HILLS RESORT. Hickory Hills is located in Jackson County, Mississippi, near the Pascagoula River and is approximately 20 miles east of Biloxi. The resort contains 80 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. At December 31, 1999, there are approximately 168 unsold Vacation Intervals at this resort. During 1999, 11 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    BEECH MOUNTAIN LAKES RESORT. Beech Mountain Lakes is located in Butler Township, Luzerne County, Pennsylvania, and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center, tennis courts, and pontoon boat. At December 31, 1999, there are approximately 124 unsold Vacation Intervals at this resort. During 1999, 57 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    TREASURE LAKE RESORT. Treasure Lake is located in Sandy Township, Clearfield County, Pennsylvania, and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, a restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, tennis courts, and pontoon boat. At December 31, 1999, there are approximately 959 unsold Vacation Intervals at this resort. During 1999, 57 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    FOXWOOD HILLS RESORT. Foxwood Hills is located in Oconee County, South Carolina, near Lake Hartwell and is approximately 100 miles northeast of Atlanta. The resort contains 114 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, pontoon boat, and playground. At December 31, 1999, there are approximately 322 unsold Vacation Intervals at this resort. During 1999, 253 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    TANSI RESORT. Tansi Resort is located in Cumberland County, Tennessee, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. At December 31, 1999, there are approximately 367 unsold Vacation Intervals at this resort. During 1999, 27 Vacation Intervals and Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

    WESTWIND MANOR RESORT. Westwind Manor is located in Wise County, Texas, on Lake Bridgeport and is approximately 65 miles northwest of the Dallas-Fort Worth metroplex. The resort contains 37 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. At December 31, 1999, there are approximately 342 unsold Vacation Intervals at this resort. During 1999, no Vacation Intervals or Silverleaf Club Endless Escape Program memberships were sold. No further development is planned at this resort.

DESCRIPTION OF NEW RESORTS

    Silverleaf has four locations that are presently in various stages of development or pre-development as New Resorts. Except as specifically set forth below, the Company has not scheduled target dates for construction, completion of initial units, or commencement of sales and marketing efforts for these locations. Until such target dates have been definitively designated, the Company will continue to evaluate the development potential of each of these New Resorts.

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

    The Company plans to build 282 new units situated in three-story 12-plex buildings, with construction of 24 units in process as of December 31, 1999. Completion of these 24 units will occur in the second quarter of 2000. Sales efforts began in January 2000. All units will be two bedroom, two bath units. Amenities within each unit will include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and vaulted ceilings. This resort will also include the Company's upscale "Presidents Dunes" units which will overlook the Gulf of Mexico and offer 1,255 square feet of floor space, front and back verandas, washer and dryer, and a more elegant decor.

    The primary amenity at the resort is the Gulf of Mexico. This site has 635 feet of beachfront. Other currently existing amenities include a lodge with kitchen, sports court, and swimming pool. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    The Company plans to build 282 units which would yield 14,664 Vacation Intervals for sale. Sales efforts began in January 2000. Vacation Intervals at the resort will be priced from $7,400 to $17,500 for one-week stays (and start at $5,500 for biennial intervals).

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

    LAKEVIEW LODGE. In September 1998, the Company completed its purchase of 260 acres of undeveloped land near Kansas City, Missouri, to be developed as a Drive-to Resort. At December 31, 1999, 608 units are planned for development, with all units being two bedroom, two bath. Amenities within each unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is an adjoining fishing lake. Other planned amenities include a clubhouse, outdoor pavilion, swimming pool, lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, archery, horseback riding trail, stable and corral, lake pavilion, indoor pool, indoor heated cedar sauna, welcome center, and hook-ups for recreational vehicles.

    The Company plans to build 608 units which would yield 31,616 Vacation Intervals for sale. The resort is in the preliminary development phase. Vacation Intervals at the resort will be priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals).

    BEECH MOUNTAIN RESORT. In December 1998, the Company acquired 1,998 acres of undeveloped land near Philadelphia, Pennsylvania, to be developed as a Drive-to Resort. At December 31, 1999, all units planned for development will be two bedroom, two bath. Amenities within each unit will include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is a fishing lake. Other planned amenities include a clubhouse, outdoor pavilion, swimming pool, lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, archery, horseback riding trail, stable and corral, lake pavilion, indoor pool, indoor heated cedar sauna, welcome station, and hook-ups for recreational vehicles.

    The Company has received regulatory approval to develop 408 units, which would yield 21,216 Vacation Intervals for sale. The resort is in the preliminary development phase. Vacation Intervals at the resort will be priced from $6,500 to $12,500 for one-week stays (and start at $3,800 for biennial intervals).

MARKETING AND SALES

    Marketing is the process by which the Company attracts potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation. In 1999, the Company was able to increase its tour flow and sales through significant investments in marketing programs, such as implementation of an automated scanning system to improve efficiency in leads processing, addition of a fourth telemarketing call center, and investments in state-of-the-art predictive dialing equipment for its call centers. Due to recent growth rates and implementation of new leads generation programs, the Company is experiencing higher than anticipated marketing costs in the first quarter of 2000. The Company has increased its headcount at the call centers significantly since the fourth quarter of 1999, which created inefficiencies due to lack of available training resources. In addition, the Company is moving towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned.

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

    SALES. The Company actively sells its Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of the Company's on-site salesforce who conducts the prospect on a 90 minute tour of the resort and its related amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives offered by the Company. Prior to the closing of any sale, a verification officer (a salaried employee of the Company) interviews each prospect to ensure compliance with Company sales policies and regulatory agency requirements. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed.

    Sales representatives receive commissions ranging from 5% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1% to 3% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1% to 3%, which are also subject to chargebacks.

    Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or Samplers, which entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a Sampler against the down-payment on a Vacation Interval if purchased at a later date. In addition, the Company actively markets upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by the Company's in-house sales staff, the Company has contracted with a third party to assist in offsite marketing of upgrades at the Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 26.4% and 22.1% of the Company's gross revenues from Vacation Interval sales for 1999 and 1998, respectively. By offering Samplers and upgraded Vacation Intervals, the Company believes it offers an affordable product for all prospects in its target market. Also, by offering products with a range of prices, the Company attempts to attract younger purchasers with its lower-priced products and gradually upgrade such purchasers over time as their earnings increase.

    Because the Company's sales representatives are a critical component of the sales and marketing effort, the Company continually strives to attract, train, and retain a dedicated salesforce. The Company provides intensive sales instruction and training which, coupled with the representative's valuable local knowledge, assists the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is an employee of the Company and receives some employment benefits. At December 31, 1999, the Company employed approximately 856 sales representatives at its Existing Resorts.

CUSTOMER FINANCING

    The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers typically make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

    The Company's credit experience is such that in 1999 it allocated 10.0% of the purchase price of Vacation Intervals to its provision for uncollectible notes. In addition, in 1999 the Company decreased sales by $3.7 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment) and increased operating, general and administrative expenses by $1.2 million for customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy. In 1998, the Company implemented a program through which a significant number of delinquent loans have been assumed by existing owners with a consistent payment history.

    Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1999, the Company had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $318.9 million, was contingently liable with respect to approximately $2.2 million principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $32.3 million.

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

    The Company intends to borrow additional funds under its existing revolving credit facilities to finance its operations. Under its existing revolving credit facilities, the Company may borrow up to $310.0 million collateralized by customer promissory notes and mortgages. At December 31, 1999, the Company had borrowings under such revolving credit facilities in the approximate principal amount of $178.3 million. These facilities permit borrowings up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1999, the Company had a portfolio of approximately 51,886 Vacation Interval customer promissory notes in the approximate principal amount of $317.5 million, of which approximately $41.7 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

    At December 31, 1999, the Company's portfolio of customer notes receivable had an average yield of 13.7%. At such date, the Company's borrowings, which bear interest at variable rates, had a weighted average cost of 9.2%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically experienced and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer loans. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 5.7 years at December 31, 1999. The Company's revolving credit facilities mature between December 2000 and October 2005. Accordingly, there could be a mismatch between the Company's cash receipts and the Company's cash disbursements obligations in December 2000 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

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

CLUBS / MANAGEMENT CLUBS

    Upon purchasing a Vacation Interval at a resort, the purchaser automatically becomes a member of a homeowner's association ("Club") for that particular resort. At the resorts owned by the Company, the Company has the right to appoint the directors of the Clubs (collectively, the "Silverleaf Club"). However, the Company does not have this right related to the Clubs of the exclusively managed resorts (collectively, the "Crown Club"). The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may foreclose on the delinquent Silverleaf Owner's Vacation Interval. During 1999 and 1998, approximately 268 and 201 foreclosures, respectively, resulted from Silverleaf Owners' failure to pay monthly dues.

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

    At December 31, 1999, the Management Clubs had 568 full-time employees and is solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, the Company reimburses the Management Clubs for such services.

    The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, together with all income generated by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $49.98 per month ($24.99 for biennial owners), except for certain members of Oak N' Spruce Resort which prepay dues at an annual rate of approximately $350. Crown Club dues range from $275 to $355 annually. Such amounts are used by the Management Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements between the Company and the Management Clubs. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club or 10% to 15% of dues collected for Clubs within Crown Club, but the Company's right to receive such fee on an annual basis is limited to the amount of each Management Club's net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding year(s), subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, the Company believes its 2000 management fee will be subject to the net income limitation. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of
(i) the aforementioned maximum fees or (ii) each Management Club's net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. At December 31, 1999, there were approximately 77,000 and 24,000 Silverleaf Owners who pay dues to Silverleaf Club and Crown Club, respectively.

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

OTHER OPERATIONS

    OPERATION OF AMENITIES. The Company owns, operates, and receives the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although the Company owns the golf course at Holly Lake, a homeowners association in the development operates the golf course. In general, the Management Clubs receive revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

    UNIT LEASING. The Company also recognizes revenues from sales of Samplers which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five night Sampler package currently sells for $595. For the years ended December 31, 1999 and 1998, the Company recognized $4.3 million and $2.8 million, respectively, in revenues from Sampler sales.

    UTILITY SERVICES. The Company owns its own water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. The Company also currently owns its own waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. The Company is in the process of applying for permits to build expanded water supply and waste-water facilities at the Timber Creek and Fox River resorts. The Company has permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts.

    OTHER PROPERTY. The Company owns an undeveloped five-acre tract of land in Pass Christian, Mississippi, which has been listed with a broker for sale. The Company had planned to develop this property as a Destination Resort. However, in a survey, Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, the Company acquired land in Galveston, Texas, which is currently being developed as the Company's Seaside Resort. This resort was developed in lieu of the Pass Christian property. Additionally, the Company owns approximately 44 acres in Mississippi, and the Company is entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

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

    RCI EXCHANGES. The Company believes that its Vacation Intervals are made more attractive by the Company's participation in Vacation Interval exchange networks operated by RCI. The Existing Resorts, except Oak N' Spruce Resort, are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. Oak N' Spruce Resort is currently under contract with a different network exchange company, Interval International. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

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

    RCI has more than 3,300 participating resort facilities and over 2.4 million members worldwide as of December 31, 1999. During 1999, RCI processed over 1.8 million Vacation Interval exchanges. The cost of the annual membership fee in RCI, which is at the option and expense of the owner of the Vacation Interval, is currently $86 per year. Exchange rights require an additional fee of approximately $118 for domestic exchanges and $155 for foreign exchanges.

COMPETITION

    The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Four Seasons Resorts ("Four Seasons") have entered the industry. Other companies in the timeshare industry, including Sunterra

Corporation ("Sunterra"), Fairfield Communities, Inc. ("Fairfield"), Starwood Hotels & Resorts Worldwide Inc. ("Starwood"), Ramada Vacation Suites ("Ramada"), TrendWest Resorts, Inc. ("TrendWest"), and Bluegreen Corporation ("Bluegreen") are, or are subsidiaries of, public companies, with the enhanced access to capital and other resources that public ownership implies.

    Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts, and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts.

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

    The Company markets and sells its Vacation Intervals to residents of certain states adjacent or proximate to the states where the Company's resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. Most states have additional laws which regulate the Company's activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift, and sweepstakes laws; and other related laws. The Company does not register all of its resorts in each of the states where it registers certain resorts.

    The Company believes it is in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals to households which may include individuals who may not be financially sophisticated. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, or financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

    During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the "Merged Companies", or individually "Merged Company"). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Merged Companies consented purport to bind all successors and assigns, and accordingly binds the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, a Merged Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

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

EMPLOYEES

    At December 31, 1999, the Company employed 3,561 persons. The Company believes employee relations are good. None of the employees are represented by a labor union.

INSURANCE

    The Company carries comprehensive liability, fire, hurricane, and storm insurance with respect to the Company's resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operation, liquidity, or financial position. The Company self-insures for employee medical and dental claims reduced by certain stop-loss provisions. The Company also self-insures for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF CERTAIN INDEBTEDNESS

    EXISTING INDEBTEDNESS. The Company has revolving credit agreements with four lenders providing for loans up to an aggregate of $310.0 million, which the Company uses to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. In addition, the Company has a $75.0 million senior subordinated note due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries. The other foregoing loans mature between December 2000 and September 2006, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Resorts and New Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 85% of the unpaid balance of certain eligible customer notes receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

    Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company
(i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

    Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $17.5 million to $110 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1 and a liquidity ratio of not less than 5%, an interest coverage ratio of at least 2.0 to 1, a marketing expense ratio of no more than 0.55 to 1, a consolidated cash flow to consolidated interest expense ratio of at least 2.0 to 1, and total tangible capital funds greater than $200 million plus 75% of net income beginning October 1999; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

    The following table summarizes the Company's loans, other notes payable, capital lease obligations, and senior subordinated notes at December 31, 1999:

                                                                                        AMOUNT
                                                                                    --------------
                                                                                    (IN THOUSANDS)
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for
     the note, at an interest rate of LIBOR plus 2.55%..............................   $ 39,623

$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
     for the note, at an interest rate of LIBOR plus 2.65%..........................     45,680

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note,
     at an interest rate of LIBOR plus 3.00%........................................     62,215

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus
     2.67%..........................................................................     14,150

$30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for
     the note, at an interest rate of Prime.........................................      6,678

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly at an interest rate of
     LIBOR plus 3.50%...............................................................      9,937

Various notes, due from April 2000 through November 2009, collateralized by
     various assets with interest rates ranging from 4.2% to 14.0%..................      4,088
                                                                                      ---------
           Total notes payable......................................................    182,371

Capital lease obligations...........................................................     11,800
                                                                                      ---------
           Total notes payable and capital lease obligations........................    194,171

10 1/2% senior subordinated notes, due 2008, interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and
     future domestic restricted subsidiaries........................................     75,000
                                                                                      ---------
           Total....................................................................  $ 269,171
                                                                                      =========

    At December 31, 1999, LIBOR rates were from 5.82% to 6.00%, and the Prime rate was 8.50%.

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

                        DOLLAR VOLUME     NUMBER OF
                         OF VACATION       VACATION
                YEAR    INTERVAL SALES  INTERVAL OWNERS
                ----    --------------  ---------------
                1980         490             155
                1981         965             220
                1982       1,165             335
                1983       1,340             470
                1984       1,735             620
                1985       1,580             805
                1986       1,610             970
                1987       1,940           1,125
                1988       2,390           1,310
                1989       2,970           1,530
                1990       3,240           1,800
                1991       3,740           2,070
                1992       4,250           2,363
                1993       4,505           2,760
                1994       5,115           3,186
                1995       5,123           3,744
                1996       5,253           4,099
                1997       5,710           4,532
                1998       6,125           4,998

    United States Market. In 1998, approximately 270,000 intervals in U.S. properties were sold at a weighted average price of $10,537 per interval, resulting in total sales volume of $3.06 billion. By comparison, total sales volume in 1992 was $1.3 billion. Between 1985 and 1998, the number of resorts grew by 187%, the number of weekly intervals owned grew by more than 550%, and the number of owners grew by just over 500%. Approximately two million households owned intervals in U.S. timeshare properties at January 1, 1998.

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

    The Consumer. The median age of a Vacation Interval owner in 1999 in the United States was 49 years. The following table shows the estimated household incomes of Vacation Interval owners in the United States:

              HOUSEHOLD INCOME BEFORE TAXES
              Under $50,000.............................          21.8%
              $50,000 to $74,999........................          32.0%
              $75,000 to $99,999........................          22.7%
              $100,000 or more..........................          23.5%

    The U.S. Census Bureau has estimated that 29.5% of all U.S. households in 1997 had a household income between $25,000 and $50,000, which represents approximately 45% of the Company's customer base. Based upon a sampling of approximately 5% of the Company's customers who purchased a Vacation Interval in 1999, approximately 11% of such customers had an annual income less than $25,000, approximately 45% of such customers had an income of $25,000 to $50,000, and approximately 44% of such customers had an annual income greater than $50,000.

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

    SENSITIVITY OF CUSTOMERS TO GENERAL ECONOMIC CONDITIONS. The Company targets value-conscious customers who are generally more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. Any economic downturn could depress spending for Vacation Intervals, limit the availability, or increase the cost of financing for the Company and its customers, and adversely affect the collectibility of the Company's loans to Vacation Interval buyers. During past economic slowdowns and recessions, affiliated companies experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues and consequently increased foreclosures and loan losses. During any future economic slowdown or recession, the Company projects that increased delinquencies, foreclosures, and loan losses are likely to occur. Similar adverse consequences could result from significant increases in transportation costs. Any or all of the foregoing could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

    BORROWER DEFAULTS. The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened as the Company generally does not verify the credit history of its customers.

    The Company's credit experience is such that in 1999 it allocated 10.0% of the purchase price of Vacation Intervals to its provision for uncollectible notes. In addition, in 1999 the Company decreased sales by $3.7 million for customer returns and increased operating, general and administrative expenses by $1.2 million for customer releases. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy. In 1998, the Company implemented a program through which delinquent loans are assumed by existing owners with a solid credit record.

    Prior to 1996, the Company sold customer promissory notes and mortgages to third parties, generally with recourse, as a means of financing its operations. As a result, the Company may be required to repurchase customer promissory notes previously sold which become delinquent. The Company takes these contingent obligations into account in establishing its allowance for uncollectible notes. At December 31, 1999, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $317.5 million, was contingently liable with respect to approximately $2.2 million principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $32.3 million. There can be no assurance that such allowances are adequate.

    FINANCING CUSTOMER BORROWINGS. To finance its operations, the Company borrows funds under existing or future credit arrangements and is dependent on its ability to finance customer notes receivable through third party lenders to conduct its business.

        BORROWING BASE. To finance Vacation Interval customer notes receivable, the Company has entered into agreements with lenders to borrow up to approximately $310.0 million collateralized by customer promissory notes and mortgages. At December 31, 1999, the Company had such borrowings from lenders in the approximate principal amount of $178.3 million. The Company's lenders typically lend the Company up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 1999, the Company had a portfolio of approximately 51,886 Vacation Interval customer notes receivable in the approximate principal amount of $317.5 million, of which approximately $41.7 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

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

        INTEREST RATE MISMATCH. At December 31, 1999, the Company's portfolio of customer loans had a weighted average fixed interest rate of 13.7%. At such date, the Company's borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 9.2%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer notes receivable. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position. To the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

        MATURITY MISMATCH. The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 5.7 years at December 31, 1999. The Company's related revolving credit facilities mature between December 2000 and September 2006, with $60.0 million of these credit facilities maturing in December 2000. Accordingly, there could be a mismatch between the Company's anticipated cash receipts and cash disbursements in December 2000 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. While the Company has been successful in obtaining financing to date, there is no assurance it will be able to do so in the future.

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

    During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the Affiliated Companies and their affiliates. Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Affiliated Companies consented purport to bind all successors and assigns, and accordingly binds the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Affiliated Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Affiliated Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, an Affiliated Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Order may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

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

    RAPID GROWTH. The Company has experienced rapid growth which could place a strain on the Company's management, employees, and systems. Prior to August 1997, the Company owned and operated seven resorts. Since then, the Company has acquired four resorts and sites for four additional resorts and has acquired management rights with respect to seven timeshare resorts. As the Company's business develops and expands, the Company will require additional management and employees and will need to implement enhanced operational and financial systems. There can be no assurance that the Company will successfully hire, retain, integrate, and utilize management and employees and implement and maintain such operational and financial systems. Failure to hire, retain, and integrate management and employees or implement such systems successfully could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    COMPETITION. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, and Four Seasons, have entered the industry. Other companies in the timeshare industry, including Sunterra, Fairfield, Starwood, Ramada, TrendWest, and Bluegreen are, or are subsidiaries of, public companies with enhanced access to capital and other resources.

    Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts and to a lesser extent with the Company's newly-acquired Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts and New Resorts.

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

    ACCELERATION OF DEFERRED TAXES. While the Company reports sales of Vacation Intervals as income currently for financial reporting purposes, for regular federal income tax purposes the Company reports substantially all Vacation Interval sales on the installment method. Under the installment method, the Company recognizes income for tax on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. The Company's December 31, 1999 liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $86.7 million, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $58.5 million at December 31, 1999), including net operating loss carryforwards. This amount does not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. If the Company should sell the installment notes or be required to factor them or if the notes were foreclosed on by a lender of the Company or otherwise disposed of, the deferred gain would be reportable for tax and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. There can be no assurance that the Company would have sufficient cash resources to pay those taxes and interest. Furthermore, if the Company's sales of Vacation Intervals should decrease in the future, the Company's diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

    ALTERNATIVE MINIMUM TAXES. Prior to 1997, the Company used the installment method for the calculation of adjusted current earnings for federal alternative minimum tax purposes, although the accrual method is required under the Code. During 1997, the Company submitted a request to the Internal Revenue Service for permission to change to the accrual method for this computation. In 1998, the Company received a ruling from the Internal Revenue Service granting the request effective January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9 million, which results in the Company paying substantial additional federal and state taxes in those years. As a result of this change, the Company paid $668,000 and $4.8 million of federal alternative minimum tax for 1997 and 1998, respectively, and estimates total federal alternative minimum tax of $5.1 million for 1999.

    LIMITATIONS ON USE OF CARRYOVERS FROM OWNERSHIP CHANGE. The Company estimates that it had net operating loss carryforwards of approximately $121.4 million at December 31, 1999, for regular federal income tax purposes related primarily to the deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of net operating losses under
Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of a net operating loss by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Mr. Mead owned 100% of the stock of the Company until December 29, 1995, at which time his ownership decreased to approximately 99% and Ms. Brayfield acquired 1%. As a result of the Company's initial public offering in June 1997, Mr. Mead's ownership of the Company further decreased to approximately 67%. After the closing of the secondary offering in April 1998 and taking into account shares owned by his family and shares subsequently purchased in the open market by both Silverleaf and Mr. Mead, Mr. Mead owned 56.3% of the outstanding shares of Common Stock of the Company as of December 31, 1999. In the future, Mr. Mead, his family, or Ms. Brayfield could transfer their shares and/or the Company could issue additional shares, including shares which it is required to issue under its 1997 Stock Option Plan, which could result in more than a 50 percentage point change in ownership of the Company. If such a change occurs within a three year period, the limitations of Section 382 would apply. Although the Company does not believe that those limitations would currently adversely affect the Company, there can be no assurance that the limitations will not limit or deny the future utilization of the net operating loss by the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership. When such a change in ownership occurs, Section 383 of the Code also limits or denies the future utilization of certain carryover excess credits, including any unused minimum tax credit attributable to payment of alternative minimum taxes. Although the Company does not believe that these additional limitations would currently adversely affect the Company, there can be no assurance that these additional limitations will not limit or deny the future utilization of any excess tax credits of the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following such change in ownership.

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

    YEAR 2000 COMPLIANCE. In 1999, the Company completed its year 2000 compliance review of its information technology ("IT") systems and non-IT systems and successfully implemented all related upgrades, replacements, or modifications necessary. The

Company experienced virtually no year 2000 business interruptions either internally or related to its major vendors. The total cost of the year 2000-related enhancements was approximately $430,000, including an estimate of internal payroll committed to year 2000-related projects.

ITEM 3. LEGAL PROCEEDINGS

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

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the New York Stock Exchange ("NYSE") under the symbol "SVR." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock, as quoted on the
NYSE:

                                                        HIGH        LOW
                                                      --------    -------
     Year Ended December 31, 1998:
     First Quarter..............................      $ 29 1/8   $ 24 3/8
     Second Quarter ............................        25 5/8     15 7/8
     Third Quarter..............................        15 1/8     7 9/16
     Fourth Quarter.............................            14    6 13/16

     Year Ended December 31, 1999:
     First Quarter..............................      $ 10 1/4   $  6 3/8
     Second Quarter ............................        8 9/16     6 7/16
     Third Quarter..............................         8 7/8     6 1/16
     Fourth Quarter.............................         7 1/2    5 11/16

     Year Ended December 31, 2000:
     First Quarter (through March 13, 2000).....      $ 7 3/16   $  4 3/8

    On March 13, 2000, there were approximately 53 holders of record of the Company's Common Stock and the estimated number of beneficial stockholders was 2,325.

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

                                                                  YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                               1995           1996           1997         1998           1999
                                           -----------    -----------    -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales ..............   $    34,091    $    45,907    $    68,682   $   135,582   $   191,207

 Sampler sales .........................         1,310          1,717          1,415         2,768         4,250
                                           -----------    -----------    -----------   -----------   -----------
   Total sales .........................        35,401         47,624         70,097       138,350       195,457

  Interest income ......................         3,968          6,297          9,149        16,823        28,412
  Interest income from affiliates ......           393            377            247            62            48
  Management fee income ................         2,478          2,187          2,331         2,540         2,811
  Other income .........................         1,832          1,440          3,234         2,980         4,030
                                           -----------    -----------    -----------   -----------   -----------
   Total revenues ......................        44,072         57,925         85,058       160,755       230,758
                                           -----------    -----------    -----------   -----------   -----------

Costs and Operating Expenses:
  Cost of Vacation Interval sales ......         3,280          2,805          6,600        19,877        30,207
  Sales and marketing ..................        17,850         21,839         30,559        67,030       101,104
  Provision for uncollectible notes ....         6,632          8,733         10,524        16,372        19,121
  Operating, general and administrative          7,287          8,431          9,291        14,144        23,218
  Other expense ........................         1,493          1,685          2,939         3,040         3,416
  Depreciation and amortization ........           863          1,264          1,497         3,332         5,563
  Interest expense .....................         3,609          4,759          4,664         7,150        16,773
                                           -----------    -----------    -----------   -----------   -----------
   Total costs and operating expenses ..        41,014         49,516         66,074       130,945       199,402
                                           -----------    -----------    -----------   -----------   -----------

Income from continuing operations before
  provision for income taxes ...........         3,058          8,409         18,984        29,810        31,356
Provision for income taxes .............         1,512          3,140          7,024        11,432        12,072
                                           -----------    -----------    -----------   -----------   -----------
Income from continuing operations ......         1,546          5,269         11,960        18,378        19,284
Loss from discontinued operations ......        (1,484)          (295)          --            --            --
                                           -----------    -----------    -----------   -----------   -----------
Net income .............................   $        62    $     4,974    $    11,960   $    18,378   $    19,284
                                           ===========    ===========    ===========   ===========   ===========

Income per share from continuing
  operations-- Basic and Diluted (a) ...   $      0.20    $      0.68    $      1.22   $      1.45   $      1.50
                                           ===========    ===========    ===========   ===========   ===========
Net income per share-- Basic
  and Diluted (a) ......................   $      0.01    $      0.64    $      1.22   $      1.45   $      1.50
                                           ===========    ===========    ===========   ===========   ===========

Weighted average number of shares
  outstanding-- Basic ..................     7,590,295      7,711,517      9,767,407    12,633,751    12,889,417
                                           ===========    ===========    ===========   ===========   ===========
Weighted average number of shares
  outstanding-- Diluted ................     7,590,295      7,711,517      9,816,819    12,682,982    12,890,044
                                           ===========    ===========    ===========   ===========   ===========

                                                                      DECEMBER 31,
                                                   -----------------------------------------------
                                                     1995      1996      1997     1998       1999
                                                   -------   -------   -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA(b) ....................................   $ 7,530   $14,432   $25,145   $40,292   $53,692
OTHER OPERATING DATA:
  Number of Existing Resorts at period end .....         7         7        10        18        18
  Number of Vacation Intervals sold (excluding
    upgrades)(c) ...............................     4,464     5,634     6,592    12,934    15,829
  Number of upgraded Vacation Intervals sold ...     1,921     1,914     3,908     6,817    11,400
  Number of Vacation Intervals in inventory ....     6,580     6,746    10,931    14,453    17,073
  Average  price  of  Vacation Intervals  sold
    (excluding upgrades)(c)(d) .................   $ 5,965   $ 6,751   $ 7,854   $ 8,166   $ 8,896
  Average price of upgraded  Vacation  Intervals
    sold (net of exchanged interval)............   $ 3,885   $ 4,113   $ 4,326   $ 4,396   $ 4,420

                                                                     DECEMBER 31,
                                                ----------------------------------------------------
                                                  1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents .................   $  3,712   $    973   $  4,970   $ 11,355   $  4,814
  Amounts due from affiliates ...............      4,342      6,237      1,389      4,115      6,596
  Total assets ..............................     62,687     90,852    156,401    313,005    479,957
  Amounts due to affiliates .................     14,263     14,765       --         --         --
  Notes payable and capital lease obligations     23,363     41,986     48,871     58,108    194,171
  Senior subordinated notes .................       --         --         --       75,000     75,000
  Total liabilities .........................     46,999     70,190     72,636    171,079    318,747
  Shareholders' equity ......................     15,688     20,662     83,765    141,926    161,210

----------

(a) Earnings per share amounts are based on the weighted average number of shares outstanding.

(b) EBITDA represents income from continuing operations before depreciation and amortization, interest expense, and provision for income taxes. EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, EBITDA should not be construed as an alternative to net income as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income and cash flows from operating activities (determined in accordance with generally accepted accounting principles). The following table reconciles EBITDA to net income from continuing operations:

                                                  YEARS ENDED DECEMBER 31,
                                       -------------------------------------------
                                         1995    1996     1997     1998      1999
                                       -------  -------  -------  -------  -------
                                                  (DOLLARS IN THOUSANDS)
Income from continuing operations ...  $ 1,546  $ 5,269  $11,960  $18,378  $19,284
Depreciation and amortization .......      863    1,264    1,497    3,332    5,563
Interest expense ....................    3,609    4,759    4,664    7,150   16,773
Provision for income taxes ..........    1,512    3,140    7,024   11,432   12,072
                                       -------  -------  -------  -------  -------
EBITDA from continuing operations ...  $ 7,530  $14,432  $25,145  $40,292  $53,692
                                       =======  =======  =======  =======  =======

(c) Vacation Intervals sold during the years ended December 31, 1999, 1998, and 1997, include 5,936 biennial intervals (counted as 2,968 annual Vacation Intervals), 3,860 biennial intervals (counted as 1,930 annual Vacation Intervals), and 1,517 biennial intervals (counted as 759 annual Vacation Intervals), respectively. The Company did not begin selling biennial intervals until January 1997.

(d) Includes annual and biennial Vacation Interval sales for one-bedroom and two-bedroom units.

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

OVERVIEW

    The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations. The Company recognizes a maximum management fee of 15% of Silverleaf Club's gross revenues and 10% to 15% of Crown Club's dues collected, subject to a limitation of each Club's net income. However, if the Company does not receive the maximum management fees, such deficiency is deferred for payment in succeeding years, subject again to the net income limitation.

    The Company recognizes Vacation Interval sales revenues on the accrual basis. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. At December 31, 1999, approximately $360,000 of Vacation Interval sales transactions were deferred as the minimum down payment had not been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income. When deposits are ultimately recognized as sales, the interest portion is recognized as interest income.

    The Company accounts for uncollectible notes by recording a provision to its allowance for uncollectible notes at the time revenue is recognized. The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item -- credit losses, customer returns (customers that fail to make their first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management are consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases is classified in the Consolidated Statements of Income in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively. The Company sets the provision for uncollectible notes at an amount sufficient to maintain the allowance at a level which management considers adequate to provide for anticipated losses from customers' failure to fulfill their obligations under the notes. When inventory is returned to the Company, any unpaid notes receivable balances are charged against the previously established bad debt reserves net of the amount at which the Vacation Interval is restored to inventory, which is the lower of the historical cost basis or market value of the Vacation Interval.

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

    Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) and (ii) trade-in associated with the purchase of an upgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals which have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory acquired prior to 1996 through the Company's program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. New inventory added through the Company's construction and acquisition programs has a higher average cost than the Company's pre-1996 inventory. Accordingly, cost of sales has increased and will continue to increase as sales of new inventory increases relative to overall sales.

    The Company recognizes interest income as earned. To the extent interest payments become delinquent, the Company ceases recognition of the interest income until collection is probable.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information for the Company.

                                                YEARS ENDED DECEMBER 31,
                                               -------------------------
                                                1997     1998      1999
                                               -----     -----     -----
As a percentage of total revenues:
  Vacation Interval sales .................     80.7%     84.3%     82.9%
  Sampler sales ...........................      1.7       1.7       1.8
                                               -----     -----     -----

          Total sales
                                                82.4      86.0      84.7
  Interest income .........................     11.1      10.5      12.3
  Management fee income ...................      2.7       1.6       1.2
  Other income ............................      3.8       1.9       1.8
                                               -----     -----     -----
          Total revenues ..................    100.0%    100.0%    100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales .........      9.6%     14.7%     15.8%
  Provision for uncollectible notes .......     15.3      12.1      10.0
As a percentage of total sales:
  Sales and marketing .....................     43.6%     48.4%     51.7%
As a percentage of total revenues:
  Operating, general and administrative ...     10.9%      8.8%     10.1%
  Other expense ...........................      3.5       1.9       1.5
  Depreciation and amortization ...........      1.8       2.1       2.4
  Total costs and operating expenses ......     77.7      81.5      86.4
As a percentage of interest income:
  Interest expense ........................     49.6%     42.3%     58.9%

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
1998

Revenues

    Revenues in 1999 were $230.8 million, representing a $70.0 million, or 43.5%, increase over revenues of $160.8 million for the year ended December 31, 1998. The increase was primarily due to a $55.6 million increase in sales of Vacation Intervals and an $11.6 million increase in interest income. The strong increase in Vacation Interval revenues primarily resulted from increased sales at core resorts and increased sales at new resorts, primarily relating to Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998, Foxwood Hills in Westminster, South Carolina, which opened a sales office in the third quarter of 1998, and Apple Mountain near Atlanta, Georgia, which opened a sales office in the first quarter of 1999. In 1999 and 1998, sales were reduced by $3.7 million and $1.9 million, respectively, for cancellations related to customer returns (i.e., customers that failed to make their first installment payment).

    In 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 22.4% to 15,829 from 12,934 in 1998; the average price per interval increased 8.9% to $8,896 from $8,166. Total interval sales for 1999 included 5,936 biennial intervals (counted as 2,968 Vacation Intervals) compared to 3,860 biennial intervals (counted as 1,930 Vacation Intervals) in 1998. The Company also experienced increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 1999, the number of upgraded Vacation Intervals sold was 11,400 at an average price of $4,420 compared to 6,817 upgraded Vacation Intervals sold in 1998 at an average price of $4,396. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

    Sampler sales increased to $4.3 million in 1999 compared to $2.8 million in 1998. Increased sales of overnight samplers were partially offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase also resulted from increased sales of the Company's Endless Escape Program to owners of Vacation Intervals at seven resorts that have been managed by the Company since May 1998.

    Interest income increased 68.6% to $28.5 million for the year ended December 31, 1999 from $16.9 million for 1998. This increase primarily resulted from a $112.6 million increase in notes receivable, net of allowance for uncollectible notes, since December 31, 1998, due to increased sales. The increase in interest income related to notes receivable was partially offset by interest income on short-term investments, which decreased from $959,000 in 1998 to $234,000 in 1999 as proceeds from the debt and equity offerings completed in April 1998 were invested prior to their utilization.

    Management fee income increased 10.7% to $2.8 million in 1999 from $2.5 million in 1998. The increase in management fee income was primarily the result of greater net income from the Management Clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in the Management Clubs' operating expenses.

    Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased 35.2% to $4.0 million for the year ended December 31, 1999 from $3.0 million for the year ended December 31, 1998. The increase primarily relates to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999.

Cost of Sales

    Cost of sales as a percentage of gross Vacation Interval sales increased to 15.8% in 1999 from 14.7% in 1998. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1998. This increase, however, was partially offset by increased sales prices during 1999.

Sales and Marketing

    Sales and marketing costs as a percentage of total sales increased to 51.7% for the year ended December 31, 1999 from 48.4% for 1998. This increase, in part, was due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start-up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Implementation costs associated with new predictive dialing equipment at the Company's call centers as well as the opening of a fourth central marketing facility in September 1999 also contributed to the increase.

Provision for Uncollectible Notes

    Provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.0% in 1999 from 12.1% in 1998. This is the result of continued improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

    Operating, general and administrative expenses as a percentage of total revenues increased to 10.1% in 1999 from 8.8% in 1998. The increase is primarily attributable to higher salaries, increased headcount, increased travel, legal, and professional fees, primarily related to expansion into new markets, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

    Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues decreased to 1.5% in 1999 from 1.9% in 1998. Overall, other expense increased $376,000 from 1998, primarily due to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999.

Depreciation and Amortization

    Depreciation and amortization expense as a percentage of total revenues increased to 2.4% in 1999 from 2.1% in 1998. Overall, depreciation and amortization expense increased $2.2 million from 1998, primarily due to investments in new automated dialers, investments in telephone systems, and investments in two central marketing facilities, which opened in September 1998 and September 1999, respectively.

Interest Expense

    Interest expense as a percentage of interest income increased to 58.9% for the year ended December 31, 1999 from 42.3% in 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income Before Provision for Income Taxes

    Income from continuing operations before provision for income taxes increased 5.2% to $31.4 million for the year ended December 31, 1999, from $29.8 million for the year ended December 31, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

    Provision for income taxes as a percentage of income from continuing operations before provision for income taxes remained relatively flat at 38.5% in 1999 versus 38.4% in 1998.

Net Income

    Net income increased $906,000, or 4.9%, to $19.3 million for the year ended December 31, 1999, from $18.4 million for the year ended December 31, 1998, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31,
1997

Revenues

    Revenues in 1998 were $160.8 million, representing a $75.7 million or 89.0% increase over revenues of $85.1 million in 1997. The increase was primarily due to a $66.9 million increase in sales of Vacation Intervals and a $7.5 million increase in interest income. In 1998 and 1997, sales were reduced by $1.9 million and $2.8 million, respectively, for customer returns (i.e., customers that failed to make their first installment payment).

    In 1998, the number of Vacation Intervals sold, exclusive of sales of upgraded Vacation Intervals, increased 96.2% to 12,934 from 6,592 in 1997; the average price per unit increased 4.0% to $8,166 from $7,854. Total interval sales for 1998 included 3,860 biennial intervals (counted as 1,930 Vacation Intervals) compared to 1,517 biennial intervals (counted as 759 Vacation Intervals) in 1997. The Company also experienced increased sales of upgraded intervals at the Existing Resorts through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 1998, the number of upgraded Vacation Intervals sold was 6,817 at an average price of $4,396 compared to 3,908 upgraded Vacation Intervals sold in 1997 at an average price of $4,326. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

    In 1998, sampler sales increased to $2.8 million compared to $1.4 million in 1997. The increase resulted from increased sales of overnight samplers offered at new resorts, offset by an increase in biennial interval sales which are an alternative to the sampler program.

    Interest income increased 79.7% to $16.9 million in 1998 from $9.4 million in 1997. This increase resulted from an $81.9 million increase in notes receivable, net of allowance for uncollectible notes, due to increased sales, as well as interest income generated from the proceeds of the debt and equity offerings completed on April 3, 1998. Interest income from short-term investments, primarily from the proceeds from public offerings prior to their utilization, increased to $959,000 in 1998 compared to $354,000 in 1997.

    Management fee income increased 9.0% to $2.5 million in 1998 from $2.3 million in 1997. This increase was primarily the result of greater Silverleaf Club net income due to higher dues income resulting from an increased membership base, partially offset by an increase in operating expenses.

    Other income consists of water and utilities income, condominium rental income, and miscellaneous items. Other income decreased 7.8% to $3.0 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. This decrease was primarily the result of a $219,000 claims settlement included in other income in 1997.

Cost of Sales

    Cost of sales as a percentage of gross Vacation Interval sales increased to 14.7% in 1998 from 9.6% in 1997. As the Company continued to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales increased compared to 1997.

Sales and Marketing

    Sales and marketing costs as a percentage of total sales increased to 48.4% for the year ended December 31, 1998 from 43.6% for 1997. This increase is primarily due to the implementation of new marketing programs, start-up costs in recently opened markets or markets yet to open where sales have not yet reached mature levels to offset costs, and the deferred sales recognition associated with sales at resorts under construction whereby only the direct sales commissions costs related to such sales have been similarly deferred.

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

Operating, General and Administrative

    Operating, general and administrative expenses as a percentage of total revenues declined to 8.8% in 1998 from 10.9% in 1997. The decrease is the result of the Company's ability to increase sales without proportionate increases in overhead. Overall, operating, general and administrative expenses increased $4.9 million in 1998 as compared to the prior year, primarily due to an increase in corporate salaries and additional costs resulting from growth and the Company's publicly traded status effective June 1997.

Other Expense

    Other expense consists of water and utilities expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues decreased to 1.9% in 1998 from 3.5% in 1997. Overall, other expense increased $101,000 for the year ended December 31, 1998 compared to the year ended December 31, 1997.

Depreciation and Amortization

    Depreciation and amortization expense as a percentage of total revenues increased to 2.1% in 1998 from 1.8% in 1997. Overall, depreciation and amortization expense increased $1.8 million from 1997, primarily due to investments in a new automated dialer, telephone system, and central marketing facility.

Interest Expense

    Interest expense as a percentage of interest income decreased to 42.3% in 1998 from 49.6% in 1997. While interest expense increased $2.5 million, or 53.3%, overall compared to 1997, this increase was not proportionate with the increase in interest income previously discussed. This was due primarily to the payment of indebtedness with proceeds from the Company's equity and debt offerings in the second quarter of 1998, which resulted in lower effective interest rates and lower average balances on outstanding notes payable and capital lease obligations, offset by the interest expense generated by the 10.5% senior subordinated notes.

Income Before Provision for Income Taxes

    Income from continuing operations before provision for income taxes increased 57.0% to $29.8 million for the year ended December 31, 1998, from $19.0 million for the year ended December 31, 1997, as a result of the above mentioned operating results.

Provision for Income Taxes

    Provision for income taxes as a percentage of income from continuing operations before provision for income taxes increased to 38.4% in 1998 versus 37.0% in 1997. This increase resulted from an increase in state income taxes, primarily due to additional operations commencing in Illinois, Missouri, and Massachusetts.

Net Income

    Net income increased $6.4 million, or 53.7%, to $18.4 million for the year ended December 31, 1998, from $12.0 million for the year ended December 31, 1997, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS - YEAR 2000 SALES AND MARKETING

    Due to recent growth rates and implementation of new leads generation programs, the Company is experiencing higher than anticipated marketing costs in the first quarter of 2000. The Company has increased its headcount at the call centers significantly since the fourth quarter of 1999, which created inefficiencies due to lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management in 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

LIQUIDITY AND CAPITAL RESOURCES

    SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivables from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. During the years ended December 31, 1997, 1998, and 1999, the Company's operating activities reflected a use of cash of $3.4 million, $17.6 million, and $7.7 million, respectively. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

    Net cash provided by financing activities for the years ended December 31, 1997, 1998, and 1999 was $46.9 million, $118.5 million, and $124.3 million, respectively. During 1999, the increase in cash provided by financing activities to $124.3 million from $118.5 million in 1998 was primarily due to increased borrowings against pledged notes receivable during the year ended December 31, 1999, compared to 1998. The Company's revolving credit facilities provide for loans of up to $310.0 million. At December 31, 1999, approximately $178.3 million of principal and interest related to advances under the credit facilities was outstanding. Of this amount, $39.6 million, $9.9 million, $45.7 million, $76.4 million, and $6.7 million matures in 2000, 2002, 2004, 2005, and 2006, respectively. For the year ended December 31, 1999, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 9.2%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

    For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Consolidated Financial Statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income which results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9.0 million for the pre-1997 adjustment, which results in the Company paying substantial additional federal and state taxes in those years. The Company's net operating loss carryforwards, which also may be used to offset installment sales income, expire beginning in 2007 through 2019. Realization of the deferred tax asset arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other factors.

    USES OF CASH. Investing activities typically reflect a net use of cash because of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the years ended December 31, 1997, 1998, and 1999 was $39.5 million, $94.5 million, and $123.1 million, respectively. Cash used in investing activities increased significantly in each period primarily due to significant increases in customer notes receivable. Operating and investing activities also use cash because the Company requires funds to construct infrastructure, amenities, and additional units at the Existing Resorts and New Resorts, to acquire property for future resort development, and to support current operations. In 1999, the increase in cash used in operating and investing activities was also attributed to investments in a new central telemarketing facility and related automated dialers and computer equipment, as well as investments in undeveloped land, including $1.5 million of undeveloped land near The Villages Resort in Tyler, Texas, $500,000 of undeveloped land near Holiday Hills Resort in Branson, Missouri, and $805,000 of undeveloped land near Fox River Resort in Sheridan, Illinois. The acquisition of the Fox River, Timber Creek, and Oak N' Spruce resorts and the Las Vegas and Galveston sites in 1997, and the acquisition of the Crown resorts, the Atlanta, Kansas City, and Philadelphia sites, and a second parcel of land in Galveston in 1998, also contributed to the increases in cash used in operating and investing activities in those years. The Company acquired the Fox River and Timber Creek resorts in August 1997 for $2.9 million, the site in Las Vegas, Nevada, in November 1997 for $2.7 million, one tract of the Galveston property in December 1997 for $485,000, and the Oak N' Spruce Resort in Massachusetts in December 1997 for $5.1 million. The Company acquired a second tract of the Galveston property in February 1998 for $1.2 million, the Crown resorts in May 1998 for $4.8 million, the Kansas City site in September 1998 for $1.5 million, the Philadelphia site in December 1998 for $1.9 million, and various tracts of the Atlanta property throughout the fourth quarter of 1998 for $4.2 million. Also, in the third and fourth quarter of 1998, the Company reacquired 422,100 shares of its common stock for approximately $5.0 million. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 1999, the Company had construction commitments of approximately $30.8 million. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

    The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under certain existing or renegotiated third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for the year ended December 31, 2000. However, depending upon conditions in capital and other financial markets, and other factors including the Company's growth, development, and expansion plans, the Company may from time to time consider the issuance of other debt, equity, or collaterized mortgage-backed securities, the proceeds of which would be used to finance future acquisitions, refinance debt, finance mortgage receivables, or for other purposes. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

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

NEW ACCOUNTING STANDARD

    SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented.

YEAR 2000 COMPLIANCE

    In 1999, the Company completed its year 2000 compliance review of its information technology ("IT") systems and non-IT systems and successfully implemented all related upgrades, replacements, or modifications necessary. The Company experienced virtually no year 2000 business interruptions either internally or related to its major vendors. The total cost of the year 2000-related enhancements was approximately $430,000, including an estimate of internal payroll committed to year 2000-related projects.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of and for the year ended December 31, 1999, the Company had no derivative financial instruments or foreign operations. Interest on the Company's notes receivable and senior subordinated notes is fixed rate. See notes 3, 4, 7, and 11 to the Company's consolidated financial statements contained elsewhere herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the information set forth on Index to Consolidated Financial Statements appearing on page 54 of this report on Form 10-K.

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

    The following is a listing of the executive officers of the Company, none of whom has a family relationship with directors or other executive officers:

    ROBERT E. MEAD, age 53, founded the Company, has served as its Chairman of the Board since its inception, and has served as its Chief Executive Officer since May 1990. Mr. Mead began his career in hotel and motel management and also operated his own construction company. Mr. Mead currently serves as a trustee member of ARDA and has over 20 years of experience in the timeshare industry, with special expertise in the areas of consumer finance, hospitality management, and real estate development.

    SHARON K. BRAYFIELD, age 39, has served as the President of the Company since 1992 and manages all of the Company's day to day activities. Ms. Brayfield began her career with an affiliated company in 1982 as the Public Relations Director of Ozark Mountain Resort. In 1989, she was promoted to Executive Vice President of Resort Operations for an affiliated company and in 1991 was named Chief Operations Officer of the Company.

    DAVID T. O'CONNOR, age 58, has over 22 years of experience in real estate and timeshare sales and has worked periodically with

Mr. Mead over the past 16 years. Mr. O'Connor has served as the Company's Executive Vice President -- Sales for the past four years and as Vice President -- Sales since 1991. In such capacities he directed all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures.

    THOMAS C. FRANKS, age 46, joined the Company in August 1997 as President of a newly-formed, wholly owned subsidiary of the Company, Silverleaf Resort Acquisitions, Inc. In February 1998, Mr. Franks was named as Vice President-- Investor Relations and Governmental Affairs for the Company, and, in October 1998, Mr. Franks was named Executive Vice President-- Corporate Affairs. Mr. Franks has more than 17 years of experience in the timeshare industry and is responsible for acquisitions and industry and governmental relations. Mr. Franks served as the President of ARDA from February 1991 through July 1997.

    HARRY J. WHITE, JR., age 45, joined the Company in June 1998 as Chief Financial Officer and has responsibility for all accounting, financial reporting, and taxation issues. Prior to joining the Company, Mr. White was Chief Financial Officer of Thousand Trails, Inc. from 1992 to 1998 and previously was a senior manager with Deloitte & Touche LLP.

    LARRY H. FRITZ, age 47, has been employed by the Company (or an affiliated company) periodically over the past eleven years and has served in various marketing management positions. Since 1991, Mr. Fritz has served as the Company's chief marketing officer, with responsibility for daily marketing operations, and currently serves as the Company's Vice President -- Marketing.

    IOANNIS N. (JOHN) GIOLDASIS, age 49, has been with the Company since May 1993 and currently serves as Vice President -- Promotions. Mr. Gioldasis is responsible for the design and implementation of marketing strategies and promotional concepts for lead generation in Texas and other markets. Prior to joining the Company, Mr. Gioldasis was a national field director for Resort Property Consultants, Inc.

    ALLEN L. HUDSON, age 53, joined the Company on June 1, 1998 as Vice President -- Architecture and Engineering. Mr. Hudson was President and Chief Operating Officer of an architectural firm which provided consultant design and project management services to Silverleaf from 1995 until joining the Company.

    MICHAEL L. JONES, age 33, was appointed Vice President -- Information Services in May 1999. For more than five years prior to that time, Mr. Jones served in various positions with the Company, including Network Manager, Payroll Manager, and Director of Information Services.

    EDWARD L. LAHART, age 35, has served as Vice President -- Corporate Operations since June 1998. Prior to June 1998, Mr. Lahart served in various capacities in the Company's Credit and Collections department.

    ROBERT G. LEVY, age 51, was appointed Vice President -- Resort Operations in March 1997 and administers the Company's Management Agreement with the Silverleaf Club. Since 1990, Mr. Levy has held a variety of managerial positions with the Silverleaf Club including Project Manager, General Manager, Texas Regional Manager, and Director of Operations. Prior thereto, Mr. Levy spent 18 years in hotel, motel, and resort management, and was associated with the Sheraton, Ramada Inn, and Holiday Inn hotel chains.

    DAVID D. MCPHERSON, age 37, was appointed Vice President -- Finance in May 1999. Prior to that time, Mr. McPherson served as Director of Audit from July 1998 to May 1999 and as Director of Finance from May 1997 to July 1998. Before joining the Company, Mr. McPherson served as Chief Financial Officer of Neutral Posture Ergonomics, Inc. from May 1996 to April 1997 and as a Senior Auditor of Deloitte & Touche, LLP from September 1992 until May 1996.

    JAMES J. OESTREICH, age 59, joined the Company in February 1998 as Vice President-- Marketing Development. From January 1991 to August 1995, Mr. Oestreich served as Vice President of Sales and Marketing for Casablanca Express, Inc. From August 1995 until joining the Company, Mr. Oestreich served as President of Bull's Eye Marketing, Inc., a provider of marketing services to the resort and direct sales industries.

    SANDRA G. CEARLEY, age 38, has served as Secretary of the Company since its inception. Ms. Cearley maintains corporate minute books, oversees regulatory filings, and coordinates legal matters with the Company's attorneys.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

EXHIBIT
 NUMBER                                      DESCRIPTION
-------                                      -----------

3.1         -- Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
3.2         -- Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for year ended December 31, 1997).
4.1         -- Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
4.2         -- Indenture dated April 1, 1998, between the Company and Norwest
               Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for quarter ended March 31, 1998).
4.3         -- Certificate No. 001 of 101/2% Senior Subordinated Notes due
               2008 in the amount of $75,000,000 (incorporated by reference to
               Exhibit 4.2 to Registrant's Form 10-Q for quarter ended March 31,
               1998).
4.4         -- Subsidiary Guarantee dated April 8, 1998 by Silverleaf
               Berkshires, Inc.; Bull's Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to
               Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31, 1998).
*9.1        -- Voting Trust Agreement dated November 1, 1999 between Robert
               E. Mead and Judith F. Mead.
10.1        -- Form of Registration Rights Agreement between Registrant and
               Robert E. Mead (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.2.1      -- Employment Agreement between Registrant and Thomas Franks
               (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1997).
10.2.2      -- Memorandum Agreement, dated August 21, 1997, between
               Registrant and Thomas C. Franks (incorporated by reference to
               Exhibit 10.7 to Registrant's Form 10-Q for quarter ended September 30, 1997).
10.2.3      -- Employment Agreement, dated January 16, 1998, between
               Registrant and Allen L. Hudson (incorporated by reference to
               Exhibit 10.2.6 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.2.4      -- Employment Agreement, dated January 20, 1998, between
               Registrant And Jim Oestreich (incorporated by reference to
               Exhibit 10.2.7 to

               Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.2.5      -- Employment Agreement with Harry J. White, Jr. (incorporated by
               Reference to Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
10.2.6      -- Amendment to Employment Agreement with Sharon K. Brayfield
               (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q For quarter ended June 30, 1998).
10.2.7      -- First Amendment dated June 12, 1998, to Employment Agreement with Jim Oestreich (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.2.8      -- Second Amendment dated September 29, 1998, to Employment
               Agreement with Jim Oestreich (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.2.9      -- First Amendment dated August 31, 1998, to Employment Agreement with David T. O'Connor (incorporated by reference to Exhibit
               10.10 to Registrant's Form 10-Q for quarter ended September 30,
               1998).
10.3        -- 1997 Stock Option Plan of Registrant (incorporated by
               reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.4        -- Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit
               10.4 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.5        -- Management Agreement between Registrant and the Silverleaf
               Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.6        -- Revolving Loan and Security Agreement, dated October 1996, by
               CS First Boston Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.7        -- Amendment No. 1 to Revolving Loan and Security Agreement,
               dated November 8, 1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.8        -- Loan and Security Agreement among Textron Financial
               Corporation ("Textron"), Ascension Resorts, Ltd. and Ascension Capital Corporation, dated August 15, 1995 (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.9        -- First Amendment to Loan and Security Agreement, dated December
               28, 1995, between Textron and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.10       -- Second Amendment to Loan and Security Agreement, dated October
               31, 1996, executed by Textron and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.11       -- Loan and Security Agreement, dated December 27, 1995, executed by Ascension Resorts, Ltd. and Heller (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.12       -- Amendment to Restated and Amended Loan and Security Agreement,
               dated August 15, 1996, between Heller and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.13       -- Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.14       -- Resort Affiliation and Owners Association Agreement between
               Resort Condominiums International, Inc., Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.15       -- First Amendment to Silverleaf Club Agreement, dated March 28,
               1990, among Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to
               Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.16       -- First Amendment to Management Agreement, dated January 1,
               1993, between Master Endless Escape Club and Ascension Resorts, Ltd.

               (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.17       -- Contract of Sale, dated May 2, 1997, between Registrant and third-party (incorporated by reference to Exhibit 10.24 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.18       -- Amendment to Loan Documents, dated December 27, 1996, among
               Silverleaf Vacation Club, Inc., Ascension Resorts, Ltd., and Heller Financial, Inc. (incorporated by reference to Exhibit
               10.25 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.19       -- Second Amendment to Restated and Amended Loan and Security
               Agreement between Heller Financial, Inc. and Registrant ($40 million revolving credit facility) (incorporated by reference to
               Exhibit 10.4 to Registrant's Form 10-Q for quarter ended September 30, 1997).
10.20       -- Silverleaf Club Agreement dated September 25, 1997, between
               Registrant and Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for quarter ended September 30, 1997).
10.21       -- Second Amendment to Management Agreement, dated December 31,
               1997, between Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).
10.22       -- Silverleaf Club Agreement, dated January 5, 1998, between
               Silverleaf Club And Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.23       -- Master Club Agreement, dated November 13, 1997, between Master
               Club and Fox River Resort Club (incorporated by reference to
               Exhibit 10.43 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.24       -- Letter Agreement dated March 16, 1998, between the Company and
               Heller Financial, Inc. (incorporated by reference to Exhibit
               10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
10.25       -- Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended June 30, 1998).
10.26       -- Contract of Sale by and between Terry Adair and George R.
               Bedell, as Trustee, dated March 27, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.27       -- Contract of Sale by and between Great Atlanta's Properties
               Corp. and George R. Bedell, as Trustee, dated August 12, 1998 (incorporated by reference to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.28       -- Contract of Sale, dated February 25, 1998 (as amended in
               October 1998), by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.29       -- Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens, Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc. (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.30       -- Second Amendment to Contract of Sale, dated October 14, 1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia Recreational Development Co., Inc. (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.31       -- Management Agreement dated October 13, 1998, by and between the Company and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.32       -- One to Four Family Residential Contract (Resale) between the
               Company and Thomas C. Franks, dated July 30, 1998 (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for quarter ended September 30, 1998).
10.33       -- Contract of Sale dated April 28, 1998, by and between Beech
               Mountain Lakes Corp. and the Company.
10.34       -- Amendment to Contract of Sale dated November 24, 1998, by and between Beech Mountain Lakes Corp. and the Company.
10.35       -- Contract of Sale dated September 30, 1998, by and between
               National American Corp. and the Company.
10.36       -- First Amendment to 1997 Stock Option Plan for Silverleaf
               Resorts, Inc., effective as of

               May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998
10.37       -- Contract of Sale dated August 5, 1998, among David M. Fender and Jane M. Fender ("Seller") and George R. Bedell ("Purchaser") (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999).
10.38       -- Third Amendment to Loan and Security Agreement dated as of
               March 31, 1999, between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1999).
10.39       -- Amended and Restated Receivables Loan and Security Agreement
               dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
10.40       -- Amended and Restated Inventory Loan and Security Agreement
               dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
10.41       -- Loan and Security Agreement dated September 30, 1999, between the Company and BankBoston, N.A., as Agent, and BankBoston, N.A. and various financial institutions, as Lenders (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
10.42       -- Purchase and Sale Agreement dated July 30, 1999, between the
               Company and American National Bank and Trust Company of Chicago, as Trustee (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
*10.43      -- Fourth Amendment to Loan and Security Agreement dated as of
               December 16, 1999 between the Company and Textron Financial Corporation.
*10.44      -- Loan and Security Agreement dated as of December 16, 1999 between the Company and Textron Financial Corporation.
*10.45      -- Loan, Security and Agency Agreement dated as of December 16,
               1999 between the Company and Textron Financial Corporation.
*10.46      -- Second Amendment to 1997 Stock Option Plan, dated November 19,
               1999.
*10.47      -- Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club.
*12.1       -- Statement concerning computation of ratios of earnings to fixed charges
*21.1       -- Subsidiaries of Silverleaf Resorts, Inc.
*27.1       -- Financial Data Schedule.
------------

*   Filed herewith

(b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1999.

(c) The exhibits required by Item 601 of Regulation S-K have been listed above.

(d) Financial Statement Schedules

None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 15, 2000.

                                           SILVERLEAF RESORTS, INC.
                                           By: /s/ ROBERT E. MEAD
                                               ------------------
                                           Name: Robert E. Mead
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

    SIGNATURE                      TITLE                           DATE

/s/ ROBERT E. MEAD            Chairman of the Board and Chief     March 15, 2000
---------------------------   Executive Officer (Principal
    Robert E. Mead            Executive Officer)

/s/ SHARON K. BRAYFIELD       Director and President              March 15, 2000
---------------------------
    Sharon K. Brayfield

/s/ HARRY J. WHITE, JR.       Chief Financial Officer and         March 15, 2000
---------------------------   Treasurer (Principal Financial
    Harry J. White, Jr.       and Accounting Officer)

/s/ STUART MARSHALL BLOCH     Director                            March 15, 2000
---------------------------
    Stuart Marshall Bloch

/s/ JAMES B. FRANCIS, JR.     Director                            March 15, 2000
---------------------------
    James B. Francis, Jr.

/s/ MICHAEL A. JENKINS        Director                            March 15, 2000
---------------------------
    Michael A. Jenkins

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
Independent Auditors' Report ..........................................................55

Financial Statements

  Consolidated Balance Sheets as of December 31, 1998 and 1999 ........................56

  Consolidated  Statements  of Income for the years ended  December  31, 1997,
    1998, and 1999 ....................................................................57


  Consolidated Statements  of  Shareholders'  Equity  for  the  years  ended
    December 31, 1997, 1998, and 1999..................................................58


  Consolidated  Statements  of Cash  Flows for the years  ended  December 31,
    1997, 1998, and 1999...............................................................59


  Notes to Consolidated Financial Statements ..........................................60

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Silverleaf Resorts, Inc.

    We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 22, 2000

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                         DECEMBER 31,
                                                                     1998           1999
                                                                   ---------     ---------
                             ASSETS
Cash and cash equivalents .....................................    $  11,355     $   4,814
Restricted cash ...............................................          873           903
Notes receivable, net of allowance for uncollectible notes of
   $23,947 and $32,326, respectively ..........................      173,959       286,581
Amounts due from affiliates ...................................        4,115         6,596
Inventories ...................................................       71,694       112,810
Land, equipment, buildings, and utilities, net ................       34,025        51,050
Prepaid and other assets ......................................       16,984        17,203
                                                                   ---------     ---------
          TOTAL ASSETS ........................................    $ 313,005     $ 479,957
                                                                   =========     =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses .......................    $   8,144     $  15,539
  Unearned revenues ...........................................        4,167         5,601
  Income taxes payable ........................................        4,136           185
  Deferred income taxes, net ..................................       21,524        28,251
  Notes payable and capital lease obligations .................       58,108       194,171
  Senior subordinated notes ...................................       75,000        75,000
                                                                   ---------     ---------
          Total Liabilities ...................................      171,079       318,747

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 shares issued and 12,889,417 shares
     outstanding at December 31, 1998 and 1999 ................          133           133
  Additional paid-in capital ..................................      109,339       109,339
  Retained earnings ...........................................       37,453        56,737
  Treasury stock, at cost (422,100 shares) ....................       (4,999)       (4,999)
                                                                   ---------     ----------
          Total Shareholders' Equity ..........................      141,926       161,210
                                                                   ---------     ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........    $ 313,005     $ 479,957
                                                                   =========     =========

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1997           1998           1999
                                                      -----------    -----------    -----------
REVENUES:
  Vacation Interval sales ........................    $    68,682    $   135,582    $   191,207
  Sampler sales ..................................          1,415          2,768          4,250
                                                      -----------    -----------    -----------
    Total sales ..................................         70,097        138,350        195,457

  Interest income ................................          9,149         16,823         28,412
  Interest income from affiliates ................            247             62             48
  Management fee income ..........................          2,331          2,540          2,811
  Other income ...................................          3,234          2,980          4,030
                                                      -----------    -----------    -----------
          Total revenues .........................         85,058        160,755        230,758
                                                      -----------    -----------    -----------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales ................          6,600         19,877         30,207
  Sales and marketing ............................         30,559         67,030        101,104
  Provision for uncollectible notes ..............         10,524         16,372         19,121
  Operating, general and administrative ..........          9,291         14,144         23,218
  Other expense ..................................          2,939          3,040          3,416
  Depreciation and amortization ..................          1,497          3,332          5,563
  Interest expense ...............................          4,664          7,150         16,773
                                                      -----------    -----------    -----------
          Total costs and operating expenses .....         66,074        130,945        199,402
                                                      -----------    -----------    -----------

          Income before provision for income taxes         18,984         29,810         31,356
          Provision for income taxes .............          7,024         11,432         12,072
                                                      -----------    -----------    -----------

NET INCOME .......................................    $    11,960    $    18,378    $    19,284
                                                      ===========    ===========    ===========

NET INCOME PER SHARE-- Basic and Diluted .........    $      1.22    $      1.45    $      1.50
                                                      ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING-- Basic ............................      9,767,407     12,633,751     12,889,417
                                                      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING-- Diluted ..........................      9,816,819     12,682,982     12,890,044
                                                      ===========    ===========    ===========

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         COMMON STOCK
                                   ------------------------
                                    NUMBER OF      $0.01       ADDITIONAL                       TREASURY STOCK
                                     SHARES         PAR         PAID-IN       RETAINED     -------------------------
                                     ISSUED        VALUE        CAPITAL       EARNINGS       SHARES          COST           TOTAL
                                   ----------    ----------    ----------    ----------    ----------     ----------     ----------
 JANUARY 1, 1997 ...............    7,711,517    $       77    $   13,470    $    7,115          --       $     --       $   20,662
   Issuance of common stock.....    3,600,000            36        51,107          --            --             --           51,143
   Net income ..................         --            --            --          11,960          --             --           11,960
                                   ----------    ----------    ----------    ----------    ----------     ----------     ----------

 DECEMBER 31, 1997 .............   11,311,517           113        64,577        19,075          --             --           83,765
   Issuance of common stock.....    2,000,000            20        44,762          --            --             --           44,782
   Treasury stock ..............         --            --            --            --        (422,100)        (4,999)        (4,999)
   Net income ..................         --            --            --          18,378          --             --           18,378
                                   ----------    ----------    ----------    ----------    ----------     ----------     ----------
 DECEMBER 31, 1998 .............   13,311,517           133       109,339        37,453      (422,100)        (4,999)       141,926
   Net income ..................         --            --            --          19,284          --             --           19,284
                                   ----------    ----------    ----------    ----------    ----------     ----------     ----------
 DECEMBER 31, 1999 .............   13,311,517    $      133    $  109,339    $   56,737      (422,100)    $   (4,999)    $  161,210
                                   ==========    ==========    ==========    ==========    ==========     ==========     ==========


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                             1997         1998           1999
                                                                          ---------     ---------     ---------
 OPERATING ACTIVITIES:
   Net income ..........................................................  $  11,960     $  18,378     $  19,284
   Adjustments to reconcile net income to net cash used
      in operating activities:
      Depreciation and amortization ....................................      1,497         3,332         5,563
      Discontinued operations ..........................................      1,589          --            --
      Gain on disposal of land, equipment, buildings, and utilities.....        (34)         --            --
      Deferred income taxes ............................................      9,194         7,487         6,727
      Increase (decrease) in cash from changes in assets
      and liabilities:
        Restricted cash ................................................       (200)         (673)          (30)
        Amounts due from affiliates ....................................        551        (2,726)       (2,481)
        Inventories ....................................................    (18,010)      (44,262)      (41,116)
        Prepaid and other assets .......................................     (4,541)       (5,803)         (530)
        Accounts payable and accrued expenses ..........................      1,950         3,038         7,395
        Amounts due to affiliates ......................................       (286)         --            --
        Interest payable to affiliates .................................     (6,244)         --            --
        Unearned revenues ..............................................      1,332           960         1,434
        Income taxes payable ...........................................     (2,150)        2,636        (3,951)
                                                                          ---------     ---------     ---------
           Net cash used in operating activities .......................     (3,392)      (17,633)       (7,705)
                                                                          ---------     ---------     ---------
 INVESTING ACTIVITIES:
   Collections of notes receivable from affiliates .....................      4,297          --            --
   Proceeds from sales of land, equipment, buildings, and utilities.....      1,176          --           7,158
   Purchases of land, equipment, buildings, and utilities ..............     (8,692)      (12,552)      (17,629)
   Notes receivable, net ...............................................    (36,242)      (81,923)     (112,622)
                                                                          ---------     ---------     ---------
           Net cash used in investing activities .......................    (39,461)      (94,475)     (123,093)
                                                                          ---------     ---------     ---------
 FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities .................     54,069       166,658       219,607
   Payments on borrowings to unaffiliated entities .....................    (50,127)      (84,436)      (95,350)
   Payments of debt issuance costs .....................................       --          (3,512)         --
   Proceeds from borrowings from affiliates ............................         68          --            --
   Payments on borrowings to affiliates ................................     (8,303)         --            --
   Net proceeds from initial public offering ...........................     51,143          --            --
   Net proceeds from issuance of common stock ..........................       --          44,782          --
   Purchase of treasury stock ..........................................       --          (4,999)         --
                                                                          ---------     ---------     ---------
           Net cash provided by financing activities ...................     46,850       118,493       124,257
                                                                          ---------     ---------     ---------
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .........................................................      3,997         6,385        (6,541)
 CASH AND EQUIVALENTS:
    BEGINNING OF PERIOD ................................................        973         4,970        11,355
                                                                          ---------     ---------     ---------
    END OF PERIOD ......................................................  $   4,970     $  11,355     $   4,814
                                                                          =========     =========     =========

 SUPPLEMENTAL DISCLOSURES:
   Interest paid .......................................................  $  10,007     $   6,608     $  18,086
   Income taxes paid ...................................................       --           1,308         9,297
   Land and equipment acquired under capital leases ....................      2,943         2,015        11,806
   Costs incurred in connection with public offerings ..................      6,457         3,968          --


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

1. NATURE OF BUSINESS

    Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf") is in the business of marketing and selling vacation intervals ("Vacation Intervals"). Silverleaf's principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new prospective owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners ("Silverleaf Owners"); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of expansion of the 18 existing owned or managed resorts (the "Existing Resorts") and the development of any new timeshare resort, including site selection, design, and construction. The Company operates the Existing Resorts through two centralized organizations, Silverleaf Club and Crown Club (collectively, the "Management Clubs"), which bear the costs of operating, maintaining, and refurbishing the resorts from monthly dues paid by the Vacation Interval owners. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. The Company receives a management fee from the Management Clubs to compensate it for the services provided. In addition to Vacation Interval sales revenues, interest income derived from its financing activities, and the management fee received from the Management Clubs, the Company generates additional revenue from leasing of unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

    The consolidated financial statements of the Company as of and for the years ended December 31, 1997, 1998, and 1999, reflect the operations of the Company and its wholly owned subsidiaries, Condominium Builders, Inc. ("CBI"), Villages Land, Inc., Silverleaf Travel, Inc., Database Research, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. CBI was liquidated in 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Revenue and Expense Recognition -- A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, a 10% minimum down payment has been received, and the statutory rescission period has expired. If all criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. At December 31, 1999, $360,000 of Vacation Interval sales transactions were deferred as the minimum down payment had not been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income. When deposits are ultimately recognized as sales, the interest portion is recognized as interest income.

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

    Sales and marketing costs are charged to expense in the period incurred.

    Cash and Cash Equivalents -- Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents consist of cash, certificates of deposit, and money market funds.

    Restricted Cash -- Restricted cash consists of certificates of deposit which serve as collateral for construction bonds.

    Provision for Uncollectible Notes -- The Company records a provision for uncollectible notes at the time revenue is recognized. Such provision is recorded in an amount sufficient to maintain the allowance for uncollectible notes at a level considered adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company. The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item: credit losses, customer returns (cancellations of sales whereby the customer fails to make the first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases are classified in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively.

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

    Prepaid and Other Assets -- Prepaid and other assets consists primarily of prepaid booth rental, prepaid insurance, prepaid promotional items, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles are amortized over their useful lives, which do not exceed ten years.

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

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31, 1997, 1998, and 1999:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                       ----------------------------------------
                                                           1997         1998           1999
                                                       ----------    -----------    -----------
Weighted average shares outstanding - basic ........    9,767,407     12,633,751     12,889,417
Issuance of shares from stock options exercised ....      321,949        791,392         33,514
Repurchase of shares from stock options proceeds ...     (272,537)      (742,161)       (32,887)
                                                       ----------    -----------    -----------
Weighted average shares outstanding - diluted ......    9,816,819     12,682,982     12,890,044
                                                       ==========    ===========    ===========

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

     Reclassifications -- Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation. These reclassifications had no effect on net income.

     SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented.

3. CONCENTRATIONS OF RISK

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold under recourse provisions.

     The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

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

     Geographic Concentration -- The Company's notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia, with pre-development in Pennsylvania and Nevada. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

4. NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Intervals which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 1999 was approximately 13.7%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.4 million and $3.1 million at December 31, 1998 and 1999, respectively, and are typically non-interest bearing.

     In connection with promotional sales to certain customers, the Company entered into $3.5 million and $3.8 million of non-interest bearing notes receivable for the years ended December 31, 1998 and 1999, respectively. The Company calculated a discount of $1.2 million and $1.2 million for these notes receivable in aggregate as of December 31, 1998 and 1999, respectively, utilizing a 10% discount rate, which represents the lowest rate offered its existing customers. Additionally, in 1999, the Company also modified the interest rate on $7.0 million of certain notes receivable downward to 7.5%, which will be reinstated to the original interest rate after twelve months. The company calculated a discount of $198,000 on these notes receivable as of December 31, 1999.

     Notes receivable are scheduled to mature as follows at December 31, 1999 (in thousands):

       2000......................................        $  39,224
       2001......................................           44,919
       2002......................................           51,441
       2003......................................           58,909
       2004......................................           67,463
       Thereafter................................           56,951
                                                         ---------
                                                           318,907
       Less allowance for uncollectible notes....          (32,326)
                                                         ---------
                 Notes receivable, net...........        $ 286,581
                                                         =========


     There were no notes sold with recourse during the years ended December 31, 1997, 1998, and 1999. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 1998 and 1999 were $3.8 million and $2.2 million, respectively.

     Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                                                                       DECEMBER 31,
                                                                             ---------------------------------
                                                                                1997       1998        1999
                                                                             ---------- ----------  ----------
       Balance, beginning of period...................................        $  9,698   $  12,621   $  23,947
       Provision for credit losses....................................          10,524      16,372      19,121
       Provision for customer releases charged to operating, general,
         and administrative expenses..................................           1,215         831       1,178
       Receivables charged off........................................          (8,816)     (5,877)    (11,920)
                                                                              --------   ---------   ---------
       Balance, end of period.........................................        $ 12,621   $  23,947   $  32,326
                                                                              ========   =========   =========


5. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     The Company's land, equipment, buildings, and utilities consist of the following at December 31, 1998 and 1999 (in thousands):

                                                                   DECEMBER 31,
                                                               -------------------
                                                                1998        1999
                                                               -------     -------
      Land.................................................    $ 6,689     $ 9,540
      Vehicles and equipment...............................      3,703       7,864
      Utility plant, buildings, and facilities.............      4,497       8,067
      Office equipment and furniture.......................     17,349      27,413
      Improvements.........................................      9,827      11,186
                                                               -------     -------
                                                                42,065      64,070
      Less accumulated depreciation........................     (8,040)    (13,020)
                                                               -------     -------
      Land, equipment, buildings, and utilities, net.......    $34,025     $51,050
                                                               =======     =======


     Depreciation and amortization expense for the years ended December 31, 1997, 1998, and 1999 was $1.5 million, $3.3 million, and $5.6 million, respectively, which included amortization expense related to intangible assets included in prepaid and other assets of $0, $179,000, and $311,000 in 1997, 1998, and 1999, respectively.

6. INCOME TAXES

     Income tax expense consists of the following components for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                                        1997     1998     1999
                                                      -------  -------  ------
    Current income tax expense................        $ 1,500  $ 3,945  $ 5,345
    Deferred income tax expense...............          5,524    7,487    6,727
                                                      -------  -------  -------
              Total income tax expense........        $ 7,024  $11,432  $12,072
                                                      =======  =======  =======


     A reconciliation of income tax expense on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1997, 1998, and 1999 is as follows (in thousands):

                                                      1997                 1998                 1999
                                               ------------------    ----------------     ---------------
                                               DOLLARS      RATE     DOLLARS     RATE     DOLLARS    RATE
                                               -------     ------    -------     ----     -------    ----
    Income tax expense at statutory rates...   $ 6,454      34.0%    $10,434     35.0%    $10,975    35.0%
    State income taxes, net of Federal
      income tax benefit....................       570       3.0%        998      3.4%      1,097     3.5%
                                               -------     ------    -------     ----     -------    ----
              Total income tax expense......   $ 7,024      37.0%    $11,432     38.4%    $12,072    38.5%
                                               =======     ======    =======     ====     =======   =====


     Deferred income tax assets and liabilities as of December 31, 1998 and 1999 are as follows (in thousands):

                                                             1998      1999
                                                           --------  -------
          Deferred tax liabilities:
            Installment sales income................       $ 58,993  $86,718
          Deferred tax assets:
            Net operating loss carryforward.........         32,162   46,808
            Alternative minimum tax credit..........          5,417   10,710
            Other...................................           (110)     949
                                                           --------  -------
                    Total deferred tax assets.......         37,469   58,467
                                                           --------  -------
                    Net deferred tax liability......       $ 21,524  $28,251
                                                           ========  =======

     The Company reports substantially all Vacation Interval sales which it finances on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense which would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1999.

     The Company is subject to Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales treatment of Vacation Interval sales for regular tax purposes. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service, effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was or will be increased each year by approximately $9 million, which results in the Company paying substantial additional federal and state taxes in those years. The AMT liability creates a deferred tax asset which can be used to offset any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.

     The net operating losses ("NOL") expire between 2007 through 2019. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management believes that it will be able to utilize its net operating losses from normal operations. In the event an ownership change should occur which could limit the utilization of the NOL, the Company could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 1999 (in thousands):

                                EXPIRATION DATES
                                ----------------
              2007......................................    $    315
              2008......................................          --
              2009......................................       1,385
              2010......................................       5,353
              2011......................................       4,230
              2012......................................      19,351
              2018......................................      36,421
              2019......................................      54,352
                                                            --------
                                                            $121,407
                                                            ========


7. DEBT

     Loans, notes payable, capital lease obligations, and senior subordinated notes as of December 31, 1998 and 1999 (in thousands):

                                                                                                 1998       1999
                                                                                               --------   --------
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
    LIBOR plus 2.55% .......................................................................   $ 11,210   $ 39,623
$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable  pledged as collateral for the note, at an
    interest rate of LIBOR plus 2.65% ......................................................     29,856     45,680
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
    LIBOR plus 3.00% .......................................................................     13,638     62,215
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
    LIBOR plus 2.67% .......................................................................         --     14,150
$30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
    Prime ..................................................................................         --      6,678
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest rate of LIBOR plus
    3.50% ..................................................................................         --      9,937
Various notes, due from April 2000 through November 2009, collateralized
    by various assets with interest rates ranging from 4.2% to 14.0% .......................        223      4,088
                                                                                               --------   --------
       Total notes payable .................................................................     54,927    182,371
Capital lease obligations ..................................................................      3,181     11,800
                                                                                               --------   --------
       Total notes payable and capital lease obligations ...................................     58,108    194,171
10 1/2% senior subordinated notes, due 2008, interest payable semiannually on April
    1 and October 1, guaranteed by all of the Company's present and future domestic
    restricted subsidiaries ................................................................     75,000     75,000
                                                                                               --------   --------
       Total ...............................................................................   $133,108   $269,171
                                                                                               ========   ========

     At December 31, 1999, LIBOR rates were from 5.82% to 6.00%, and the Prime rate was 8.50%.

     Effective March 31, 1999, the Company reached a definitive agreement with a lender to increase its $15 million revolving loan agreement, expiring in November 2002, to a $75 million two-year revolving loan agreement, due April 2005. The credit facility is based on an 85% advance rate against receivables compared to the previous advance rate of 70%. Additionally, the interest rate on the amended credit facility improved to LIBOR plus 3% from Prime plus 2%.

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

     Effective September 30, 1999, the Company entered into a $30 million revolving loan agreement with a lender. The $30 million revolving loan agreement is due September 30, 2006, and bears interest at Prime. The credit facility is based on an 85% advance rate against receivables. Principal and interest are paid from the proceeds obtained from customer notes receivable pledged as collateral for the note.

     Effective December 16, 1999, the Company entered into a $75 million revolving loan agreement with a lender. The $75 million revolving loan agreement is due November 30, 2005, and bears interest at LIBOR plus 2.67%. The credit facility is based on an 85% advance rate against receivables. Principal and interest are paid from the proceeds obtained from customer notes receivable pledged as collateral for the note.

     Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company
(i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

     Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $17.5 million to $110 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1 and a liquidity ratio of not less than 5%, an interest coverage ratio of at least 2.0 to 1, a marketing expense ratio of no more than 0.55 to 1, a consolidated cash flow to consolidated interest expense ratio of at least 2.0 to 1, and total tangible capital funds greater than $200 million plus 75% of net income beginning October 1999; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

     Principal maturities of loans, notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 1999 (in thousands):

             2000............................         $ 68,441
             2001............................           30,928
             2002............................           29,729
             2003............................           27,855
             2004............................           25,713
             Thereafter......................           86,505
                                                      --------
                       Total.................         $269,171
                                                      ========

     Total interest expense for the years ended December 31, 1997, 1998, and 1999 was $4.7 million, $7.1 million, and $16.8 million, respectively. Interest of $823,000, $2.7 million, and $2.7 million was capitalized during the years ended 1997, 1998, and 1999, respectively.

     As of December 31, 1999, approximately $234.2 million of assets of the Company were pledged as collateral.

8. COMMITMENTS AND CONTINGENCIES

     The Company is currently subject to litigation arising in the normal course of its business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In the judgment of the Company, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company, its business, results of operations, or financial condition.

     Prior to 1996, the Company sold certain of its notes receivable with recourse to third parties and affiliated parties. The Company has a contingent liability for the notes receivable sold with recourse. The total amount of the contingent liability was equal to the uncollected balance of the notes as of December 31, 1999. The Company's management considers all notes receivable, including those sold with recourse, in the Company's allowance for uncollectible notes.

     The Company has entered into noncancelable operating leases covering office and storage facilities and equipment which will expire at various dates through 2004. The total rental expense incurred during the years ended December 31, 1997, 1998, and 1999 was $2.0 million, $4.8 million, and $8.0 million, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 1999 (in thousands):

                                                                      CAPITAL   OPERATING
                                                                      LEASES     LEASES
                                                                      -------   ---------
         2000...............................................          $ 5,304    $  2,638
         2001...............................................            4,899       2,193
         2002...............................................            2,293       1,729
         2003...............................................              844         212
         2004...............................................              270          23
                                                                      -------    --------
         Total minimum future lease payments................           13,610    $  6,795
                                                                                 ========
         Less amounts representing interest.................           (1,810)
                                                                      -------
         Present value of future minimum lease payments.....          $11,800
                                                                      =======

     Equipment acquired under capital leases consists of the following at December 31, 1998 and 1999 (in thousands):

                                                                1998      1999
                                                              -------   -------
    Amount of equipment under capital leases...............   $ 3,627   $13,352
    Less accumulated depreciation..........................      (862)   (3,263)
                                                              -------   -------
                                                              $ 2,765   $10,089
                                                              =======   =======

     Periodically, the Company enters into employment agreements with certain executive officers which provide for minimum annual base salaries and other fringe benefits as determined by the Board of Directors of the Company. Certain of these agreements provide for bonuses based on the Company's operating results. The agreements are for varying terms of up to three years and typically can be terminated by either party upon 30 days notice.

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

     As of December 31, 1999, the Company had construction commitments of approximately $30.8 million.

9. EQUITY

     In June 1997, the Company completed its initial public offering of 3,600,000 shares of common stock at $16.00 per share (the

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

     Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $7.31 to $25.50 per share and expire 10 years from the date of grant.

     Stock option transactions during 1997, 1998, and 1999 are summarized as follows:

                                                        1997                        1998                           1999
                                             --------------------------  ---------------------------  ---------------------------
                                                            WEIGHTED                     WEIGHTED                    WEIGHTED
                                                            AVERAGE                      AVERAGE                     AVERAGE
                                              NUMBER        EXERCISE       NUMBER        EXERCISE       NUMBER       EXERCISE
                                             OF SHARES  PRICE PER SHARE  OF SHARES   PRICE PER SHARE  OF SHARES   PRICE PER SHARE
                                             ---------  ---------------  ----------  ---------------  ----------  ---------------
Options outstanding, beginning of year ...         --             --        863,000       $17.93       1,280,000      $17.63
Granted ..................................    877,000         $17.90        685,000       $19.19         295,500      $ 7.58
Exercised ................................         --             --             --           --              --          --
Forfeited ................................    (14,000)        $16.00       (268,000)      $22.58         (98,500)     $17.65
                                             --------         ------     ----------       ------      ----------      ------
Options outstanding, end of year .........    863,000         $17.93      1,280,000       $17.63       1,477,000      $15.64
                                             ========         ======     ==========       ======      ==========      ======
Exercisable, end of year .................         --             --        215,750       $17.93         471,125      $17.46
                                             ========         ======     ==========       ======      ==========      ======


     For stock options outstanding at December 31, 1999:

                                                WEIGHTED       WEIGHTED           WEIGHTED
                                                AVERAGE        AVERAGE             AVERAGE
                                     NUMBER    FAIR VALUE      EXERCISE           REMAINING
        RANGE OF EXERCISE PRICES    OF SHARES  PER OPTION   PRICE PER SHARE     LIFE IN YEARS
        ------------------------    ---------  ----------   ---------------     -------------
        $7.31 - $25.50 .........    1,477,000     $10.23        $15.64               8.7

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for the stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1997, 1998, and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                     1997         1998           1999
                                                                 ------------- -------------  ------------
       Net income-- as reported...............................      $11,960       $18,378        $19,284
       Net income-- pro forma.................................       11,404        16,374         17,448
       Net income per share-- as reported:
         Basic and diluted....................................         1.22          1.45           1.50
       Net income per share-- pro forma:
         Basic................................................         1.17          1.30           1.35
         Diluted..............................................         1.16          1.29           1.35

     The weighted average fair value per common stock option granted during 1997, 1998, and 1999 were $11.51, $12.06, and $10.23, respectively. The fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 56.5% to 69.6% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 6.5%, expected life of 7 years for all grants, and no distribution yield for all grants.

10. RELATED PARTY TRANSACTIONS

     Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts on a centralized and collective basis. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club; however, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. During the years ending December 31, 1997, 1998, and 1999, the Company recorded management fees of $2.3 million, $2.5 million, and $2.8 million, respectively, in management fee income.

     The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1997, 1998, and 1999, the Company incurred $2.6 million, $5.8 million, and $10.3 million, respectively, of expenses under these agreements. At December 31, 1998 and 1999, the net receivable from the Management Clubs totaled $4.1 million and $6.6 million, respectively. The amounts are included in amounts due from affiliates.

     The following schedule represents amounts due from affiliates at December 31, 1998 and 1999 (in thousands):

                                                                    DECEMBER 31,
                                                                 ------------------
                                                                  1998       1999
                                                                 -------   --------
       Timeshare owners associations and other, net..........    $   (33)  $    202
       Amount due from Silverleaf Club.......................      3,784      5,896
       Amount due from Crown Club............................        364        498
                                                                 -------    -------
                 Total amounts due from affiliates...........    $ 4,115    $ 6,596
                                                                 =======    =======


     During 1997 and 1998, the Company incurred and made payments to Recreational Consultants, Inc., an entity of which an officer of the Company is the principal, of $302,000 and $736,000, respectively.

     In September 1997, the Company sold to the principal shareholder the Company's interest in a condominium and a residential dwelling for $508,000, which exceeded the Company's carrying value of approximately $450,000.

     In 1997, the Company entered into a ten-year lease agreement with the principal shareholder for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land.

     In August 1997, subject to an employment agreement with an officer, the Company purchased a house for $531,000 and leased the house, with an option to purchase, to the officer for 13 months at a rental rate equal to the Company's expense for interest, insurance, and taxes, which was approximately $3,000 per month. In September 1998, the officer exercised his option to purchase the house at the end of the lease for $531,000. The Company holds a second lien on the house for $44,000, which is still owed to the Company by the officer at 8% per annum.

     In February 1998, the Company paid $250,000 for all of the outstanding stock of a marketing company, the President and sole shareholder of which simultaneously became an employee of the Company.

     In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and will pay $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $401,000 and $246,000, during 1997 and 1998, respectively, for architectural services rendered to the Company.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short-term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates to be received on similar current notes receivable. The carrying value of loans, notes payable, and capital lease obligations approximates their fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings. The estimated fair value of the Company's $75 million Senior Subordinated Notes is approximately $50 million. However, these notes are not traded on a regular basis and are therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed. In general, the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

12. ACQUISITIONS

     In May 1998, the Company consummated an agreement with Crown Resort Co., LLC ("Crown") acquiring timeshare management rights and unsold Vacation Intervals at seven resorts in Alabama, Mississippi, Pennsylvania, South Carolina, Tennessee, and Texas for approximately $4.8 million. The acquisition was accounted for under the purchase method of accounting.

     In 1998, the Company acquired a golf course and undeveloped land near Atlanta, Georgia, for approximately $4.2 million, undeveloped land near Kansas City, Missouri, for approximately $1.5 million, and a tract of land in Philadelphia, Pennsylvania, for approximately $1.9 million. The Company has developed or intends to develop all three properties as Drive-to Resorts. These acquisitions are accounted for under the purchase method of accounting.

     In 1999, the Company acquired undeveloped land near The Villages Resort in Tyler, Texas, for approximately $1.5 million, undeveloped land near Holiday Hills Resort in Branson, Missouri, for approximately $500,000, and undeveloped land near Fox River Resort in Sheridan, Illinois, for approximately $805,000.

13. SUBSIDIARY GUARANTEES

     All subsidiaries of the Company have guaranteed the $75.0 million of Senior Subordinated Notes (see Note 9). The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management had determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During the second quarter of 1998, the Company liquidated several subsidiaries with nominal operations.

     Combined summarized operating results of the Guarantor Subsidiaries for the years ended December 31, 1997, 1998, and 1999 are as follows (in thousands):

                                                                 1997    1998   1999
                                                                 -----   -----  ----
    Revenues.................................................    $ 407   $ 135  $ 56
    Expenses.................................................     (547)   (488)  (89)
                                                                 -----   -----  ----
    Loss from continuing operations, before income taxes.....    $(140)  $(353) $(33)
    Income taxes.............................................       52     136    13
                                                                 -----   -----  ----
    Net loss.................................................    $ (88)  $(217) $(20)
                                                                 =====   =====  ====


    Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 1998 and 1999 is as follows (in thousands):

                                                               1998   1999
                                                               ----   ----
Land, equipment, inventories, and utilities, net ...........   $  8   $ --
Other assets ...............................................     34     10
                                                               ----   ----
          Total assets .....................................   $ 42   $ 10
                                                               ====   ====
Investment by parent (includes equity and amounts due to
  parent) ..................................................   $ 40   $ 10
Other liabilities ..........................................      2     --
                                                               ----   ----
          Total liabilities and equity .....................   $ 42   $ 10
                                                               ====   ====

14. 401(k) PLAN

     Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) plan (the "Plan"), a qualified defined contribution retirement plan, covering employees 21 years of age or older who have completed one year of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan during the year ended December 31, 1999.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations for 1999 and 1998 (in thousands, except per share amounts):

                                                FIRST      SECOND     THIRD     FOURTH
                                               QUARTER    QUARTER    QUARTER    QUARTER
                                               --------   --------   --------   -------
Total revenues
    1999 ...................................   $ 49,080   $ 56,374   $ 61,534   $63,770
                                               ========   ========   ========   =======
    1998 ...................................   $ 31,029   $ 43,161   $ 45,219   $41,346
                                               ========   ========   ========   =======
Total costs and operating expenses
    1999 ...................................   $ 41,195   $ 47,469   $ 52,710   $58,028
                                               ========   ========   ========   =======
    1998 ...................................   $ 25,257   $ 34,275   $ 36,364   $35,049
                                               ========   ========   ========   =======
Income before provision for income taxes
    1999 ...................................   $  7,885   $  8,905   $  8,824   $ 5,742
                                               ========   ========   ========   =======
    1998 ...................................   $  5,772   $  8,887   $  8,854   $ 6,297
                                               ========   ========   ========   =======
Net income
    1999 ...................................   $  4,849   $  5,477   $  5,427   $ 3,531
                                               ========   ========   ========   =======
    1998 ...................................   $  3,574   $  5,500   $  5,420   $ 3,884
                                               ========   ========   ========   =======
Earnings per common share (basic)
    1999 ...................................   $   0.38   $   0.42   $   0.42   $  0.27
                                               ========   ========   ========   =======
    1998 ...................................   $   0.32   $   0.42   $   0.42   $  0.30
                                               ========   ========   ========   =======
Earnings per common share (diluted)
    1999 ...................................   $   0.38   $   0.42   $   0.42   $  0.27
                                               ========   ========   ========   =======
    1998 ...................................   $   0.31   $   0.41   $   0.42   $  0.30
                                               ========   ========   ========   =======

                                INDEX TO EXHIBITS

     (a)  The following documents are filed as part of this report:

            EXHIBIT
            NUMBER                     DESCRIPTION
            -------                    -----------
        3.1     --    Charter of Silverleaf Resorts, Inc. (incorporated by
                      reference to Exhibit 3.1 to Amendment No. 1 dated May 16,
                      1997 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

        3.2     --    Bylaws of Silverleaf Resorts, Inc. (incorporated by
                      reference to Exhibit 3.2 to Registrant's Form 10-K for year ended December 31, 1997).

        4.1     --    Form of Stock Certificate of Registrant (incorporated by
                      reference to Exhibit 4.1 to Amendment No. 1 dated May 16,
                      1997 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

        4.2     --    Indenture dated April 1, 1998, between the Company and
                      Norwest Bank Minnesota, National Association, as Trustee
                      (incorporated by reference to Exhibit 4.1 to Registrant's
                      Form 10-Q for quarter ended March 31, 1998).

        4.3     --    Certificate No. 001 of 101/2% Senior Subordinated Notes
                      due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for quarter ended March 31, 1998).

        4.4     --    Subsidiary Guarantee dated April 8, 1998 by Silverleaf
                      Berkshires, Inc.; Bull's Eye Marketing, Inc.; Silverleaf
                      Resort Acquisitions, Inc.; Silverleaf Travel, Inc.;
                      Database Research, Inc.; and Villages Land, Inc.
                      (incorporated by reference to Exhibit 4.3 to Registrant's
                      Form 10-Q for the quarter ended March 31, 1998).

       *9.1     --    Voting Trust Agreement dated November 1, 1999 between
                      Robert E. Mead and Judith F. Mead.

       10.1     --    Form of Registration Rights Agreement between Registrant
                      and Robert E. Mead (incorporated by reference to Exhibit
                      10.1 to Amendment No. 1 dated May 16, 1997 to Registrant's
                      Registration Statement on Form S-1, File No. 333-24273).

     10.2.1     --    Employment Agreement between Registrant and Thomas Franks
                      (incorporated by reference to Exhibit 10.6 to Registrant's
                      Form 10-Q for quarter ended September 30, 1997).

     10.2.2     --    Memorandum Agreement, dated August 21, 1997, between
                      Registrant and Thomas C. Franks (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for quarter ended September 30, 1997).

     10.2.3     --    Employment Agreement, dated January 16, 1998, between
                      Registrant and Allen L. Hudson (incorporated by reference to Exhibit 10.2.6 to Registrant's Annual Report on Form
                      10-K for year ended December 31, 1997).

     10.2.4     --    Employment Agreement, dated January 20, 1998, between
                      Registrant And Jim Oestreich (incorporated by reference to
                      Exhibit 10.2.7 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

     10.2.5     --    Employment Agreement with Harry J. White, Jr.
                      (incorporated by Reference to Exhibit 10.1 to Registrant's
                      Form 10-Q for quarter ended June 30, 1998).

     10.2.6     --    Amendment to Employment Agreement with Sharon K. Brayfield
                      (incorporated by reference to Exhibit 10.2 to Registrant's
                      Form 10-Q For quarter ended June 30, 1998).

     10.2.7     --    First Amendment dated June 12, 1998, to Employment
                      Agreement with Jim Oestreich (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for quarter ended
                      September 30, 1998).

     10.2.8     --    Second Amendment dated September 29, 1998, to Employment
                      Agreement with Jim Oestreich (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for quarter ended
                      September 30, 1998).

     10.2.9     --    First Amendment dated August 31, 1998, to Employment
                      Agreement with David T. O'Connor (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for quarter ended September 30, 1998).

       10.3     --    1997 Stock Option Plan of Registrant (incorporated by
                      reference to Exhibit 10.3 to Amendment No. 1 dated May 16,
                      1997 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

       10.4     --    Silverleaf Club Agreement between the Silverleaf Club and
                      the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on
                      Form S-1, File No. 333-24273).

       10.5     --    Management Agreement between Registrant and the Silverleaf
                      Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No.
                      333-24273).

       10.6     --    Revolving Loan and Security Agreement, dated October 1996, by CS First Boston Mortgage Capital Corp. ("CSFBMCC") and
                      Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on
                      Form S-1, File No. 333-24273).

       10.7     --    Amendment No. 1 to Revolving Loan and Security Agreement,
                      dated November 8, 1996, between CSFBMCC and Silverleaf
                      Vacation Club, Inc. (incorporated by reference to Exhibit
                      10.7 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

       10.8     --    Loan and Security Agreement among Textron Financial
                      Corporation ("Textron"), Ascension Resorts, Ltd. and
                      Ascension Capital Corporation, dated August 15, 1995
                      (incorporated by reference to Exhibit 10.9 to Registrant's
                      Registration Statement on Form S-1, File No. 333-24273).

       10.9     --    First Amendment to Loan and Security Agreement, dated
                      December 28, 1995, between Textron and Silverleaf Vacation
                      Club, Inc. (incorporated by reference to Exhibit 10.10 to
                      Registrant's Registration Statement on Form S-1, File No.
                      333-24273).

      10.10     --    Second Amendment to Loan and Security Agreement, dated
                      October 31, 1996, executed by Textron and Silverleaf
                      Vacation Club, Inc. (incorporated by reference to Exhibit
                      10.11 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

      10.11     --    Loan and Security Agreement, dated December 27, 1995,
                      executed by Ascension Resorts, Ltd. and Heller
                      (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-1, File No.
                      333-24273).

      10.12     --    Amendment to Restated and Amended Loan and Security
                      Agreement, dated August 15, 1996, between Heller and
                      Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on
                      Form S-1, File No. 333-24273).

      10.13     --    Form of Indemnification Agreement (between Registrant and
                      all officers, directors, and proposed directors)
                      (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No.
                      333-24273).

      10.14     --    Resort Affiliation and Owners Association Agreement
                      between Resort Condominiums International, Inc., Ascension
                      Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other
                      Existing Resorts) (incorporated by reference to Exhibit
                      10.19 to Registrant's Registration Statement on Form S-1,
                      File No. 333-24273).

      10.15     --    First Amendment to Silverleaf Club Agreement, dated March
                      28, 1990, among Silverleaf Club, Ozark Mountain Resort
                      Club, Holiday Hills Resort Club, the Holly Lake Club, The
                      Villages Condoshare Association, The Villages Club, Piney
                      Shores Club, and Hill Country Resort Condoshare Club
                      (incorporated by reference to Exhibit 10.22 to Amendment
                      No. 1 dated May 16, 1997 to Registrant's Registration
                      Statement on Form S-1, File No. 333-24273).

      10.16     --    First Amendment to Management Agreement, dated January 1,
                      1993, between Master Endless Escape Club and Ascension
                      Resorts, Ltd. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                      Registration Statement on Form S-1, File No. 333-24273).

      10.17     --    Contract of Sale, dated May 2, 1997, between Registrant
                      and third-party (incorporated by reference to Exhibit
                      10.24 to Amendment No. 1 dated May 16, 1997 to
                      Registrant's Registration Statement on Form S-1, File No.
                      333-24273).

      10.18     --    Amendment to Loan Documents, dated December 27, 1996,
                      among Silverleaf Vacation Club, Inc., Ascension Resorts,
                      Ltd., and Heller Financial, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 dated May
                      16, 1997 to Registrant's Registration Statement on Form
                      S-1, File No. 333-24273).

      10.19     --    Second Amendment to Restated and Amended Loan and Security
                      Agreement between Heller Financial, Inc. and Registrant
                      ($40 million revolving credit facility) (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for quarter ended September 30, 1997).

      10.20     --    Silverleaf Club Agreement dated September 25, 1997,
                      between Registrant and Timber Creek Resort Club
                      (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for quarter ended September 30,
                      1997).

      10.21     --    Second Amendment to Management Agreement, dated December
                      31, 1997, between Silverleaf Club and Registrant
                      (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for year Ended
                      December 31, 1997).

      10.22     --    Silverleaf Club Agreement, dated January 5, 1998, between
                      Silverleaf Club And Oak N' Spruce Resort Club
                      (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for year ended
                      December 31, 1997).

      10.23     --    Master Club Agreement, dated November 13, 1997, between
                      Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

      10.24     --    Letter Agreement dated March 16, 1998, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No.
                      333-47427 filed March 16, 1998).

      10.25     --    Bill of Sale and Blanket Assignment dated May 28, 1998,
                      between the Company and Crown Resort Co., LLC
                      (incorporated by reference to Exhibit 10.6 to Registrant's
                      Form 10-Q for quarter ended June 30, 1998).

      10.26     --    Contract of Sale by and between Terry Adair and George R.
                      Bedell, as Trustee, dated March 27, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for quarter ended September 30, 1998).

      10.27     --    Contract of Sale by and between Great Atlanta's Properties
                      Corp. and George R. Bedell, as Trustee, dated August 12,
                      1998 (incorporated by reference to Registrant's Form 10-Q for quarter ended September 30, 1998).

      10.28     --    Contract of Sale, dated February 25, 1998 (as amended in
                      October 1998), by and between the Company and J. Phillip
                      Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast
                      Georgia Recreational Development Co., Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for quarter ended September 30, 1998).

      10.29     --    Amendment to Contract of Sale, dated October 14, 1998, by
                      and between the Company and J. Phillip Ballard, Jr. and Eagle Greens, Ltd., f/k/a Northeast Georgia Recreational
                      Development Co., Inc. (incorporated by reference to
                      Exhibit 10.4 to Registrant's Form 10-Q for quarter ended
                      September 30, 1998).

      10.30     --    Second Amendment to Contract of Sale, dated October 14,
                      1998, by and between the Company and J. Phillip Ballard, Jr. and Eagle Greens Ltd., f/k/a Northeast Georgia
                      Recreational Development Co., Inc. (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for quarter ended September 30, 1998).

      10.31     --    Management Agreement dated October 13, 1998, by and
                      between the Company and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1998).

      10.32     --    One to Four Family Residential Contract (Resale) between
                      the Company and Thomas C. Franks, dated July 30, 1998
                      (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for quarter ended September 30,
                      1998).

      10.33     --    Contract of Sale dated April 28, 1998, by and between
                      Beech Mountain Lakes Corp. and the Company.

      10.34     --    Amendment to Contract of Sale dated November 24, 1998, by
                      and between Beech Mountain Lakes Corp. and the Company.

      10.35     --    Contract of Sale dated September 30, 1998, by and between
                      National American Corp. and the Company.

      10.36     --    First Amendment to 1997 Stock Option Plan for Silverleaf
                      Resorts, Inc., effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

      10.37     --    Contract of Sale dated August 5, 1998, among David M.
                      Fender and Jane M. Fender ("Seller") and George R. Bedell
                      ("Purchaser") (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31,
                      1999).

      10.38     --    Third Amendment to Loan and Security Agreement dated as of
                      March 31, 1999, between the Company and Textron Financial
                      Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31,
                      1999).

      10.39     --    Amended and Restated Receivables Loan and Security
                      Agreement dated September 1, 1999, between the Company and
                      Heller Financial, Inc. (incorporated by reference to
                      Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

      10.40     --    Amended and Restated Inventory Loan and Security Agreement
                      dated September 1, 1999, between the Company and Heller
                      Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September
                      30, 1999).

      10.41     --    Loan and Security Agreement dated September 30, 1999,
                      between the Company and BankBoston, N.A., as Agent, and BankBoston, N.A. and various financial institutions, as Lenders (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30,
                      1999).

      10.42     --    Purchase and Sale Agreement dated July 30, 1999, between
                      the Company and American National Bank and Trust Company of Chicago, as Trustee (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

     *10.43     --    Fourth Amendment to Loan and Security Agreement dated as
                      of December 16, 1999 between the Company and Textron
                      Financial Corporation.

     *10.44     --    Loan and Security Agreement dated as of December 16, 1999
                      between the Company and Textron Financial Corporation.

     *10.45     --    Loan, Security and Agency Agreement dated as of December
                      16, 1999 between the Company and Textron Financial
                      Corporation.

     *10.46     --    Second Amendment to 1997 Stock Option Plan, dated November
                      19, 1999.

     *10.47     --    Eighth Amendment to Management Agreement, dated March 9,
                      1999, between the Registrant and the Silverleaf Club.

      *12.1     --    Statement concerning computation of ratios of earnings to
                      fixed charges

      *21.1     --    Subsidiaries of Silverleaf Resorts, Inc.

      *27.1     --    Financial Data Schedule.

------------

*       Filed herewith

     (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1999.

     (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

     (d)  Financial Statement Schedules

     None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.