Form 10-Q
period 2000-03-31
SILVERLEAF RESORTS INC
filed 2000-05-10
CIK 1033032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of May 10, 2000: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                     INDEX


                                                                                 Page
                                                                                ------
PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Condensed Consolidated Statements of Income for the three months
         ended March 31, 2000 and 1999........................................     1

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999................................................     2

         Condensed Consolidated Statement of Shareholders' Equity for the
         three months ended March 31, 2000....................................     3

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999.................................     4

         Notes to the Condensed Consolidated Financial Statements.............     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................     8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................    11

Item 6.  Exhibits and Reports on Form 8-K.....................................    11

         Signatures...........................................................    12

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
REVENUES:
     Vacation Interval sales                        $     53,886    $     41,328
     Sampler sales                                         1,297             700
                                                    ------------    ------------
       Total sales                                        55,183          42,028

     Interest income                                       8,769           5,666
     Interest income from affiliates                           8              12
     Management fee income                                    81             900
     Other income                                            865             474
                                                    ------------    ------------

               Total revenues                             64,906          49,080

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                       9,442           5,769
     Sales and marketing                                  30,527          20,685
     Provision for uncollectible notes                     5,388           4,133
     Operating, general and administrative                 7,307           5,368
     Other expense                                           934             753
     Depreciation and amortization                         1,781           1,205
     Interest expense                                      6,478           3,282
                                                    ------------    ------------

               Total costs and operating expenses         61,857          41,195

     Income before provision for income taxes              3,049           7,885
     Provision for income taxes                           (1,174)         (3,036)
                                                    ------------    ------------

NET INCOME                                          $      1,875    $      4,849
                                                    ============    ============

NET INCOME PER COMMON SHARE:

     BASIC                                          $       0.15    $       0.38
                                                    ============    ============

     DILUTED                                        $       0.15    $       0.38
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

     BASIC                                            12,889,417      12,889,417
                                                    ============    ============

     DILUTED                                          12,889,417      12,889,417
                                                    ============    ============



       See notes to condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                    March 31,  December 31,
                            ASSETS                                    2000         1999
                                                                  -----------  ------------

Cash and cash equivalents                                          $  12,211    $   4,814
Restricted cash                                                          903          903
Notes receivable, net of allowance for uncollectible notes of
   $35,942 and $32,326, respectively                                 316,312      286,581
Amounts due from affiliates                                            7,405        6,596
Inventories                                                          116,937      112,810
Land, equipment, buildings, and utilities, net                        51,596       51,050
Prepaid and other assets                                              17,321       17,203
                                                                   ---------    ---------

               TOTAL ASSETS                                        $ 522,685    $ 479,957
                                                                   =========    =========


            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                              $  16,116    $  15,539
Unearned revenues                                                      5,902        5,601
Income taxes payable                                                     518          185
Deferred income taxes, net                                            28,902       28,251
Notes payable and capital lease obligations                          233,162      194,171
Senior subordinated notes                                             75,000       75,000
                                                                   ---------    ---------

               Total Liabilities                                     359,600      318,747
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                      133          133
Additional paid-in capital                                           109,339      109,339
Retained earnings                                                     58,612       56,737
Treasury stock, at cost (422,100 shares)                              (4,999)      (4,999)
                                                                   ---------    ---------

               Total Shareholders' Equity                            163,085      161,210
                                                                   ---------    ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 522,685    $ 479,957
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



                                   Common Stock
                            ---------------------------
                               Number of       $0.01       Additional                    Treasury Stock
                                Shares          Par         Paid-in      Retained    ------------------------
                                Issued          Value        Capital     Earnings      Shares        Cost          Total
                            ---------------   ----------   ----------   ----------   ----------    ----------    ----------

January 1, 2000                  13,311,517   $      133   $  109,339   $   56,737     (422,100)   $   (4,999)   $  161,210

Net income                               --           --           --        1,875           --            --         1,875
                            ---------------   ----------   ----------   ----------   ----------    ----------    ----------

March 31, 2000                   13,311,517   $      133   $  109,339   $   58,612     (422,100)   $   (4,999)   $  163,085
                            ===============   ==========   ==========   ==========   ==========    ==========    ==========


          See notes to condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ------------------------
                                                                        2000         1999
                                                                     ----------   -----------
OPERATING ACTIVITIES:
   Net income                                                         $  1,875    $  4,849
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                       1,780       1,205
     Deferred income taxes                                                 651       1,332
     Increase (decrease) in cash from changes in
       assets and liabilities:
       Amounts due from affiliates                                        (809)       (921)
       Inventories                                                      (4,127)    (11,014)
       Prepaid and other assets                                           (195)      1,484
       Accounts payable and accrued expenses                               577       6,669
       Unearned revenues                                                   301         600
       Income taxes payable                                                333      (2,953)
                                                                      --------    --------
          Net cash provided by operating activities                        386       1,251
                                                                      --------    --------

INVESTING ACTIVITIES:
   Purchases of land, equipment, buildings, and utilities                 (471)     (7,491)
   Proceeds from sales of land, equipment, buildings, and utilities         --       4,494
   Notes receivable, net                                               (29,731)    (24,123)
                                                                      --------    --------
          Net cash used in investing activities                        (30,202)    (27,120)
                                                                      --------    --------

FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities                  51,123      37,380
   Payments on borrowings to unaffiliated entities                     (13,910)     (9,626)
                                                                      --------    --------
          Net cash provided by financing activities                     37,213      27,754
                                                                      --------    --------

   Net increase in cash                                                  7,397       1,885

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                   4,814      11,355
                                                                      --------    --------

   End of period                                                      $ 12,211    $ 13,240
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                      $  4,654    $  1,432
   Income taxes paid                                                  $    190    $  4,657
   Equipment acquired under capital lease or note                     $  1,778    $  4,596



           See notes to condensed consolidated financial statements.

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999 (File No. 001-13003) as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K. Certain previously reported amounts, however, have been reclassified to conform to the 2000 presentation.

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

NOTE 2 - EARNINGS PER SHARE

For the three months ended March 31, 2000 and 1999, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2000 and December 31, 1999 (in thousands):


                                                                                      March 31,        December 31,
                                                                                        2000              1999
                                                                                      ---------        ------------

$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged
  as collateral for the note, at an interest rate of LIBOR plus 2.55%.............     $ 32,524            $ 39,623
$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
  LIBOR plus 2.65%................................................................       47,590              45,680
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 3.00%...........................       72,722              62,215
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 2.67%...........................       29,553              14,150
$30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of Prime......................................       20,244               6,678
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
  rate of LIBOR plus 3.50%........................................................        9,936               9,937
$10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
  rate of LIBOR plus 3.25%........................................................        3,948                  --
Various notes, due from April 2000 through November 2009, collateralized
  by various assets with interest rates ranging from 4.20% to 14.0%...............        4,100               4,088
                                                                                      ---------           ---------
        Total notes payable.......................................................      220,617             182,371
Capital lease obligations.........................................................       12,545              11,800
                                                                                      ---------           ---------
        Total notes payable and capital lease obligations.........................      233,162             194,171
10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries.............................       75,000              75,000
                                                                                      ---------           ---------
                                                                                      $ 308,162           $ 269,171
                                                                                      =========           =========

At March 31, 2000, LIBOR rates were from 6.13% to 6.29%, and the Prime rate was 9.00%. At December 31, 1999, LIBOR rates were from 5.82% to 6.00%, and the Prime rate was 8.50%.

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

Combined summarized operating results of the Guarantor Subsidiaries for the three months ended March 31, 2000 and 1999, are as follows (in thousands):


                                                March 31,
                                         -----------------------
                                            2000        1999
                                         -----------  ----------
Revenues                                   $      --  $        1

Expenses                                          --         (45)
                                           ---------  ----------

Net loss                                   $      --  $      (44)
                                           =========  ==========



Combined summarized balance sheet information as of March 31, 2000 for the Guarantor Subsidiaries is as follows (in thousands):


                                              March 31,
                                                2000
                                             ----------
Other assets                                 $       10
                                             ----------

    Total assets                             $       10
                                             ==========

Investment by parent (includes equity
  and amounts due to parent)                 $       10
                                             ----------

    Total liabilities and equity             $       10
                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 1999 (File No. 001-13003).

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 106,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 2000      1999
                                               --------  --------

As a percentage of total revenues:
     Vacation Interval sales                     83.0%    84.2%
     Sampler sales                                2.0%     1.4%
                                                -----    -----
        Total sales                              85.0%    85.6%

     Interest income                             13.5%    11.6%
     Management fee income                        0.1%     1.8%
     Other income                                 1.4%     1.0%
                                                -----    -----
          Total revenues                        100.0%   100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales             17.5%    14.0%
     Provision for uncollectible notes           10.0%    10.0%

As a percentage of total sales:
     Sales and marketing                         55.3%    49.2%

As a percentage of total revenues:
     Operating, general and administrative       11.3%    10.9%
     Depreciation and amortization                2.7%     2.5%
     Other expense                                1.4%     1.5%

As a percentage of interest income:
     Interest expense                            73.8%    57.8%



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

Revenues for the quarter ended March 31, 2000 were $64.9 million, representing a $15.8 million or 32.2% increase over revenues of $49.1 million for the quarter ended March 31, 1999. The increase was primarily due to a $12.6 million increase in sales of Vacation Intervals and a $3.1 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the first quarter of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the first quarter of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 19.2% to 4,624 from 3,879 in the same period of 1999; the average price per interval increased 10.4% to $8,993 from $8,146. Total interval sales for the first quarter of 2000 included 1,666 biennial intervals (counted as 833 Vacation Intervals) compared to 1,417 (709 Vacation Intervals) in the first quarter of 1999. The Company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first quarter of 2000, the 2,934 upgraded Vacation Intervals were sold at an average price of $4,193 compared to 2,248 upgraded Vacation Intervals sold at an average price of $4,329 during the comparable 1999 period.

Sampler sales increased $597,000 to $1.3 million for the quarter ended March 31, 2000, compared to $700,000 for the same period in 1999. The increase primarily resulted from a $544,000 cumulative reclassification between sampler sales and related expenses in the first quarter of 1999, in order to restate sampler unearned revenues and sampler deferred expenses separately on the balance sheet.

Interest income increased 54.6% to $8.8 million for the quarter ended March 31, 2000, from $5.7 million for the same period of 1999. This increase primarily resulted from a $118.2 million increase in notes receivable, net of allowance for uncollectible notes, since March 31, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $819,000 for the first quarter of 2000, as compared to the first quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $391,000 to $865,000 for the first quarter of 2000 compared to $474,000 for the same period of 1999. The increase primarily relates to growth in water and utilities income and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.5% in the first quarter of 2000, from 14.0% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the first quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 55.3% for the quarter ended March 31, 2000, from 49.2% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first quarter of 2000. The Company increased its headcount at the call centers significantly during the first quarter of 2000, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management in 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was unchanged at 10.0% for the first quarter of 2000, compared to the first quarter of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 11.3% for the quarter ended March 31, 2000, as compared to 10.9% for the quarter ended March 31, 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues remained relatively flat at 1.4% for the quarter ended March 31, 2000, as compared to 1.5% for the quarter ended March 31, 1999. The $181,000 increase in other expense primarily relates to increased water and utilities expense.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues was relatively flat at 2.7% for the quarter ended March 31, 2000, compared to 2.5% for the quarter ended March 31, 1999. Overall, depreciation and amortization expense increased $576,000 for the first quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 73.8% for the first quarter of 2000, from 57.8% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased slightly in the first quarter of 2000 compared to the first quarter of 1999.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $3.0 million for the quarter ended March 31, 2000, as compared to $7.9 million for the quarter ended March 31, 1999, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes remained flat at 38.5% in the first quarter of 2000, as compared to the first quarter of 1999.

Net Income

Net income decreased to $1.9 million for the quarter ended March 31, 2000, as compared to $4.8 million for the quarter ended March 31, 1999, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the three months ended March 31, 2000, cash provided by operations was $386,000, compared to cash provided by operating activities of $1.3 million for the same period of 1999. The decrease in cash provided by operating activities was primarily a result of a decrease in net income and the timing of operational payments. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable
(i) by borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

For the three months ended March 31, 2000 and 1999, cash provided by financing activities was $37.2 million and $27.8 million, respectively. The increase in net cash provided by financing activities was primarily due to increased borrowings against pledged notes receivable during the three months ended March 31, 2000, compared to the same period of 1999. As of March 31, 2000, the Company's credit facilities provide for loans of up to $320.0 million. At March 31, 2000, approximately $216.5 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.4%.

The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under existing third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the year ended December 31, 2000. The Company will continue to review the possibility of extending its borrowing capacity with existing lenders or issuing additional debt or mortgage-backed securities to finance future acquisitions, refinance debt, finance mortgage receivables, and provide for other working capital purposes.

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the three months ended March 31, 2000 and 1999, was $30.2 million and $27.1 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume and $4.5 million of cash received in the first quarter of 1999 related to sales of equipment.

PART II: OTHER INFORMATION

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1 Contract of sale dated September 23, 1999 among the Company and George Woelfel, individually and as Co-Trustee, and PNC Bank, N.A., as Co-Trustee of the Woefel PNC Trust.

27.0   Financial Data Schedule.
----------

(b)    Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2000                              By: /s/ ROBERT E. MEAD
                                                     ---------------------------
                                                         Robert E. Mead
                                                     Chairman of the Board and
                                                      Chief Executive Officer


Dated: May 10, 2000                              By: /s/ HARRY J. WHITE, JR.
                                                     ---------------------------
                                                         Harry J. White, Jr.
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
   NO.       DESCRIPTION
-------      -----------
10.1         Contract of sale dated September 23, 1999 among the Company and George Woelfel, individually and as Co-Trustee, and PNC
             Bank, N.A., as Co-Trustee of the Woefel PNC Trust.

27.0         Financial Data Schedule.