Form 10-Q
period 2000-06-30
SILVERLEAF RESORTS INC
filed 2000-08-11
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of August 11, 2000: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX


                                                                                        Page
                                                                                        ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and six months ended June 30, 2000 and 1999................................   1

            Condensed Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999..........................................................   2

            Condensed Consolidated Statement of Shareholders' Equity for the
            six months ended June 30, 2000.............................................   3

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999...............................................   4

            Notes to the Condensed Consolidated Financial Statements...................   5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................   8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................   13

Item 4.     Submission of Matters to a Vote of Security Holders........................   13

Item 6.     Exhibits and Reports on Form 8-K...........................................   14

            Signatures.................................................................   14

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                               June 30,
                                                       -------------------------------       -------------------------------
                                                           2000               1999               2000               1999
                                                       ------------       ------------       ------------       ------------
REVENUES:
     Vacation Interval sales                           $     59,159       $     46,447       $    113,045       $     87,775
     Sampler sales                                              984              1,327              2,281              2,027
                                                       ------------       ------------       ------------       ------------
       Total sales                                           60,143             47,774            115,326             89,802

     Interest income                                          9,367              6,761             18,136             12,427
     Interest income from affiliates                              8                 12                 17                 24
     Management fee income                                      466                640                547              1,540
     Other income                                             1,335              1,186              2,200              1,660
                                                       ------------       ------------       ------------       ------------

               Total revenues                                71,319             56,373            136,226            105,453

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                         10,618              7,587             20,060             13,357
     Sales and marketing                                     31,597             24,143             62,124             44,828
     Provision for uncollectible notes                        5,916              4,645             11,304              8,777
     Operating, general and administrative                    6,767              5,180             14,074             10,548
     Other expense                                              953                833              1,888              1,586
     Depreciation and amortization                            1,854              1,335              3,635              2,540
     Interest expense                                         7,690              3,745             14,168              7,027
                                                       ------------       ------------       ------------       ------------

               Total costs and operating expenses            65,395             47,468            127,253             88,663

     Income before provision for income taxes
               and extraordinary item                         5,924              8,905              8,973             16,790
     Provision for income taxes                              (2,281)            (3,428)            (3,455)            (6,464)
                                                       ------------       ------------       ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM                       $      3,643       $      5,477       $      5,518       $     10,326

     Extraordinary gain on extinguishment of
               debt (net of income tax of $197)                 316                 --                316                 --
                                                       ------------       ------------       ------------       ------------

NET INCOME                                             $      3,959       $      5,477       $      5,834       $     10,326
                                                       ============       ============       ============       ============


BASIC AND DILUTED EARNINGS PER SHARE:
     Income before extraordinary item                  $       0.29       $       0.42       $       0.43       $       0.80
     Extraordinary item                                        0.02                 --               0.02                 --
                                                       ------------       ------------       ------------       ------------

               Net income                              $       0.31       $       0.42       $       0.45       $       0.80
                                                       ============       ============       ============       ============

WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                                 12,889,417         12,889,417         12,889,417         12,889,417
                                                       ============       ============       ============       ============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    June 30,      December 31,
                             ASSETS                                   2000           1999
                                                                   ---------      ------------
Cash and cash equivalents                                          $   4,243       $   4,814
Restricted cash                                                          978             903
Notes receivable, net of allowance for uncollectible notes of
   $39,242 and $32,326, respectively                                 352,905         286,581
Amounts due from affiliates                                            8,694           6,596
Inventories                                                          121,304         112,810
Land, equipment, buildings, and utilities, net                        50,982          51,050
Prepaid and other assets                                              18,726          17,203
                                                                   ---------       ---------

               TOTAL ASSETS                                        $ 557,832       $ 479,957
                                                                   =========       =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                              $  16,560       $  15,539
Unearned revenues                                                      8,427           5,601
Income taxes payable                                                      --             185
Deferred income taxes, net                                            29,299          28,251
Notes payable and capital lease obligations                          262,502         194,171
Senior subordinated notes                                             74,000          75,000
                                                                   ---------       ---------

               Total Liabilities                                     390,788         318,747

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                      133             133
Additional paid-in capital                                           109,339         109,339
Retained earnings                                                     62,571          56,737
Treasury stock, at cost (422,100 shares)                              (4,999)         (4,999)
                                                                   ---------       ---------

               Total Shareholders' Equity                            167,044         161,210
                                                                   ---------       ---------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 557,832       $ 479,957
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


                            Common Stock
                     --------------------------
                      Number of        $0.01         Additional                            Treasury Stock
                       Shares           Par           Paid-in         Retained       ---------------------------
                       Issued          Value          Capital         Earnings         Shares            Cost            Total
                     ----------      ----------      ----------      ----------      ----------       ----------       ----------
January 1, 2000      13,311,517      $      133      $  109,339      $   56,737        (422,100)      $   (4,999)      $  161,210

Net income                   --              --              --           5,834              --               --            5,834
                     ----------      ----------      ----------      ----------      ----------       ----------       ----------

June 30, 2000        13,311,517      $      133      $  109,339      $   62,571        (422,100)      $   (4,999)      $  167,044
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

                   SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
OPERATING ACTIVITIES:
     Net Income                                                            $  5,834       $ 10,326
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                          3,635          2,540
       Deferred income taxes                                                  1,048          3,055
       Extraordinary gain on extinguishment of debt                            (513)            --
       Increase (decrease) in cash from changes in
         assets and liabilities:
         Restricted cash                                                        (75)           (30)
         Amounts due from affiliates                                         (2,098)        (2,221)
         Inventories                                                         (8,494)       (18,290)
         Prepaid and other assets                                            (1,716)          (319)
         Accounts payable and accrued expenses                                1,021          6,403
         Unearned revenues                                                    2,826          3,266
         Income taxes payable                                                  (185)        (4,002)
                                                                           --------       --------
            Net cash provided by operating activities                         1,283            728
                                                                           --------       --------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                  (1,246)       (11,489)
     Proceeds from sales of land, equipment, buildings, and utilities            --          4,494
     Notes receivable, net                                                  (66,324)       (54,464)
                                                                           --------       --------
            Net cash used in investing activities                           (67,570)       (61,459)
                                                                           --------       --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                     98,766         71,502
     Payments on borrowings to unaffiliated entities                        (33,050)       (19,053)
                                                                           --------       --------
            Net cash provided by financing activities                        65,716         52,449
                                                                           --------       --------

     Net decrease in cash                                                      (571)        (8,282)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                      4,814         11,355
                                                                           --------       --------

     End of period                                                         $  4,243       $  3,073
                                                                           ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid during the year for:
         Interest                                                          $ 14,309       $  7,431
         Income taxes                                                      $  2,790       $  7,411

     Non-cash transactions:
         Equipment acquired under capital lease or note                    $  2,165       $  4,640
         Extraordinary gain on extinguishment of debt                      $    513       $     --


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2 - EARNINGS PER SHARE

For the three and six months ended June 30, 2000 and 1999, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2000 and December 31, 1999 (in thousands):

                                                                                                June 30,     December 31,
                                                                                                  2000          1999
                                                                                                --------     ------------
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.55% ...................................................      $ 34,129      $ 39,623

$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 2.65% ..................................        51,768        45,680

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 3.00% ...................................................        73,499        62,215

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.67% ...................................................        46,478        14,150

$30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of Prime .............................................        27,103         6,678

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
  rate of LIBOR plus 3.50% ...............................................................         9,936         9,937

$10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
  rate of LIBOR plus 3.25% ...............................................................         3,917            --

Various notes, due from August 2000 through November 2009, collateralized
  by various assets with interest rates ranging from 4.20% to 14.0% ......................         3,917         4,088
                                                                                                --------      --------
        Total notes payable ..............................................................       250,747       182,371
Capital lease obligations ................................................................        11,755        11,800
                                                                                                --------      --------
        Total notes payable and capital lease obligations ................................       262,502       194,171
10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries ....................................        74,000        75,000
                                                                                                --------      --------
                                                                                                $336,502      $269,171
                                                                                                ========      ========

At June 30, 2000, LIBOR rates were from 6.64% to 6.77%, and the Prime rate was 9.50%. At December 31, 1999, LIBOR rates were from 5.82% to 6.00%, and the Prime rate was 8.50%.

In June 2000, the Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes.

NOTE 4 - SUBSIDIARY GUARANTEES

All subsidiaries of the Company have guaranteed the $74.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the six months ended June 30, 2000 and 1999, are as follows (in thousands):

                  June 30,
              --------------
              2000      1999
              ----      ----
Revenues      $ --      $  1

Expenses        --       (45)
              ----      ----

Net loss      $ --      $(44)
              ====      ====

Combined summarized balance sheet information as of June 30, 2000 for the Guarantor Subsidiaries is as follows (in thousands):

                                            June 30,
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

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 109,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                ------------------       -----------------
                                                 2000        1999        2000        1999
                                                ------       -----       -----       -----
As a percentage of total revenues:
     Vacation Interval sales                      82.9%       82.4%       83.0%       83.2%
     Sampler sales                                 1.4%        2.4%        1.7%        1.9%
                                                ------       -----       -----       -----
        Total sales                               84.3%       84.8%       84.7%       85.1%

     Interest income                              13.1%       12.0%       13.3%       11.8%
     Management fee income                         0.7%        1.1%        0.4%        1.5%
     Other income                                  1.9%        2.1%        1.6%        1.6%
                                                ------       -----       -----       -----
          Total revenues                         100.0%      100.0%      100.0%      100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales              17.9%       16.3%       17.7%       15.2%
     Provision for uncollectible notes            10.0%       10.0%       10.0%       10.0%

As a percentage of total sales:
     Sales and marketing                          52.5%       50.5%       53.9%       49.9%

As a percentage of total revenues:
     Operating, general and administrative         9.5%        9.2%       10.3%       10.0%
     Other expense                                 1.3%        1.5%        1.4%        1.5%
     Depreciation and amortization                 2.6%        2.4%        2.7%        2.4%

As a percentage of interest income:
     Interest expense                             82.0%       55.3%       78.0%       56.4%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

Revenues for the quarter ended June 30, 2000 were $71.3 million, representing a $14.9 million or 26.5% increase over revenues of $56.4 million for the quarter ended June 30, 1999. The increase was primarily due to a $12.7 million increase in sales of Vacation Intervals and a $2.6 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the second quarter of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the second quarter of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, decreased 2.5% to 3,931 from 4,031 in the same period of 1999; and the average price per interval increased 15.1% to $9,822 from $8,532. Total interval sales for the second quarter of 2000 included 1,768 biennial intervals (counted as 884 Vacation Intervals) compared to 1,455 (728 Vacation Intervals) in the second quarter of 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the second quarter of 2000, the 4,211 upgraded Vacation Intervals were sold at an average price of $4,879 compared to 2,762 upgraded Vacation Intervals sold at an average price of $4,364 during the comparable 1999 period.

Sampler sales decreased $343,000 to $984,000 for the quarter ended June 30, 2000, compared to $1.3 million for the same period in 1999. Despite an increase in sales contracts, the decrease resulted from the timing of revenue recognition which corresponds to when members utilize their stays.

Interest income increased 38.4% to $9.4 million for the quarter ended June 30, 2000, from $6.8 million for the same period of 1999. This increase primarily resulted from a $124.5 million increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $174,000 for the second quarter of 2000, as compared to the second quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $149,000 to $1.3 million for the second quarter of 2000 compared to $1.2 million for the same period of 1999. The increase primarily relates to growth in water and utilities income and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.9% in the second quarter of 2000, from 16.3% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the second quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 52.5% for the quarter ended June 30, 2000, from 50.5% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the second quarter of 2000. The Company increased its headcount at the call centers significantly since the second quarter of 1999, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management for the remainder of 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was unchanged at 10.0% for the second quarter of 2000, compared to the second quarter of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 9.5% for the second quarter of 2000, compared to 9.2% for the same period of 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and increased title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues decreased to 1.3% for the quarter ended June 30, 2000, as compared to 1.5% for the quarter ended June 30, 1999. The $120,000 increase in other expense primarily relates to increased water and utilities expense.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.6% for the quarter ended June 30, 2000, compared to 2.4% for the quarter ended June 30, 1999. Overall, depreciation and amortization expense increased $519,000 for the second quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 82.0% for the second quarter of 2000, from 55.3% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.6% in the second quarter of 2000 compared to 9.0% in the second quarter of 1999.

Income before Provision for Income Taxes and Extraordinary Item

Income before provision for income taxes and extraordinary item decreased to $5.9 million for the quarter ended June 30, 2000, as compared to $8.9 million for the quarter ended June 30, 1999, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and extraordinary item remained flat at 38.5% in the second quarter of 2000, as compared to the second quarter of 1999.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the second quarter of 2000. There were no extraordinary items during the second quarter of 1999.

Net Income

Net income decreased to $4.0 million for the quarter ended June 30, 2000, as compared to $5.5 million for the quarter ended June 30, 1999, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

Revenues for the six months ended June 30, 2000 were $136.2 million, representing a $30.8 million or 29.2% increase over revenues of $105.5 million for the six months ended June 30, 1999. The increase was primarily due to a $25.3 million increase in sales of Vacation Intervals and a $5.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the six months of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the first half of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, decreased 2.1% to 7,747 from 7,910 in the same period of 1999; and the average price per interval increased 17.8% to $9,825 from $8,343. Total interval sales for the six months ended June 30, 2000 included 3,434 biennial intervals (counted as 1,717 Vacation Intervals) compared to 2,872 (1,436 Vacation Intervals) in the six months ended June 30, 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first half of 2000, the 7,706 upgraded Vacation Intervals were sold at an average price of $4,792 compared to 5,010 upgraded Vacation Intervals sold at an average price of $4,348 during the comparable 1999 period.

Sampler sales increased $254,000 to $2.3 million for the six months ended June 30, 2000, compared to $2.0 million for the same period in 1999. The increase relates to an increase in sales contracts and the timing of revenue recognition which corresponds to when members utilize their stays.

Interest income increased 45.8% to $18.2 million for the six months ended June 30, 2000, from $12.5 million for the same period of 1999. This increase primarily resulted from a $124.5 million increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $993,000 for the first half of 2000, as compared to the first half of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $540,000 to $2.2 million for the six months ended June 30, 2000 compared to $1.7 million for the same period of 1999. The increase primarily relates to growth in water and utilities income and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.7% in the six months ended June 30, 2000, from 15.2% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales increased compared to 1999. This increase, however, was partially offset by increased sales prices since June 30, 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 53.9% for the six months ended June 30, 2000, from 49.9% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first half of 2000. The Company increased its headcount at the call centers significantly since the second quarter of 1999, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management for the remainder of 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was unchanged at 10.0% for the six months ended June 30, 2000, compared to the same period of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 10.3% for the six months ended June 30, 2000, as compared to 10.0% for the six months ended June 30, 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues remained relatively flat at 1.4% for the first half of 2000, as compared to 1.5% for the first half of 1999. The $302,000 increase in other expense primarily relates to increased water and utilities expense.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.7% for the six months ended June 30, 2000, compared to 2.4% for the six months ended June 30, 1999. Overall, depreciation and amortization expense increased $1.1 million for the first half of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 78.0% for the first half of 2000, from 56.4% for the first half of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.5% in the first six months of 2000 compared to 9.2% in the first six months of 1999.

Income before Provision for Income Taxes and Extraordinary Item

Income before provision for income taxes and extraordinary item decreased to $9.0 million for the six months ended June 30, 2000, as compared to $16.8 million for the six months ended June 30, 1999, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and extraordinary item remained flat at 38.5% in the first half of 2000, as compared to the same period of 1999.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the first six months of 2000. There were no extraordinary items during the first six months of 1999.

Net Income

Net income decreased to $5.8 million for the six months ended June 30, 2000, as compared to $10.3 million for the six months ended June 30, 1999, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the six months ended June 30, 2000, cash provided by operations was $1.3 million, compared to cash provided by operating activities of $728,000 for the same period of 1999. The increase in cash provided by operating activities was primarily a result of the timing of inventory construction payments. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

For the six months ended June 30, 2000 and 1999, cash provided by financing activities was $65.7 million and $52.4 million, respectively. The increase in net cash provided by financing activities was primarily due to increased borrowings against pledged notes receivable during the six months ended June 30, 2000, compared to the same period of 1999. As of June 30, 2000, the Company's credit facilities provide for loans of up to $325.0 million. At June 30, 2000, approximately $246.8 million of principal and interest related to advances under the credit facilities was outstanding. For the six months ended June 30, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.5%.

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

The 10 1/2% senior subordinated notes issued by the Company require compliance with a consolidated interest coverage ratio. The Company is currently in compliance with such ratio and believes it will remain so in the future. Should the Company slip below the ratio, management does not believe that its core operations would be impaired because its key operational credit facilities are not affected by the Company's failure to comply with that consolidated interest coverage ratio. However, the Company's ability to incur certain types and amounts of additional indebtedness, to pay dividends, and make investments in unrestricted subsidiaries could be materially affected.

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the six months ended June 30, 2000 and 1999, was $67.6 million and $61.5 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume and $4.5 million of cash received in the first half of 1999 related to sales of equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 9, 2000, a proposal to elect the nominees listed in the following table as the Class III Directors of the Company was submitted to a vote of the Company's stockholders. The voting was as follows:

Nominee                            Votes For                     Votes Withheld
-------                            ---------                     --------------
Robert E. Mead                     12,402,130                       58,808

James B. Francis, Jr.              12,403,685                       57,253

At the same meeting, a proposal to ratify the appointment of Deloitte & Touche L.L.P. as independent auditors for the ensuing year was submitted to a vote of the Company's stockholders. The voting was as follows:

                                            Votes For           Votes Against   Abstained
                                            ---------           -------------   ---------
Ratification of Independent Auditors        12,426,159              9,958        24,821


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule.

----------

(b)  Reports on Form 8-K

     None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000                       By: /s/ ROBERT E. MEAD
                                                 -------------------------------
                                                      Robert E. Mead
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: August 11, 2000                       By: /s/ HARRY J. WHITE, JR.
                                                 -------------------------------
                                                    Harry J. White, Jr.
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule