Form 10-Q
period 2000-09-30
SILVERLEAF RESORTS INC
filed 2000-11-13
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                        Commission file number: 001-13003


                            SILVERLEAF RESORTS, INC.
             (Exact name of registrant as specified in its charter)

          TEXAS                                            75-2259890
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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 13, 2000: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and nine months ended September 30, 2000 and 1999..............................................   1

            Condensed Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999..........................................................................   2

            Condensed Consolidated Statement of Shareholders' Equity for the
            nine months ended September 30, 2000...........................................................   3

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999.......................................................   4

            Notes to the Condensed Consolidated Financial Statements.......................................   5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................................   8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................  13

Item 6.     Exhibits and Reports on Form 8-K...............................................................  13

            Signatures.....................................................................................  14

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------    ----------------------------
                                                         2000             1999           2000            1999
                                                     ------------    ------------    ------------    ------------
REVENUES:
    Vacation Interval sales                          $     61,831    $     50,706    $    174,876    $    138,481
    Sampler sales                                           1,891           1,247           4,172           3,274
                                                     ------------    ------------    ------------    ------------
      Total sales                                          63,722          51,953         179,048         141,755

    Interest income                                         9,803           7,554          27,939          19,981
    Interest income from affiliates                             8              12              25              36
    Management fee income                                     150             678             697           2,218
    Other income                                            1,836           1,337           4,036           2,997
                                                     ------------    ------------    ------------    ------------

              Total revenues                               75,519          61,534         211,745         166,987

COSTS AND OPERATING EXPENSES:
    Cost of Vacation Interval sales                        10,936           7,826          30,995          21,183
    Sales and marketing                                    32,270          26,709          94,393          71,537
    Provision for uncollectible notes                       6,183           5,071          17,488          13,848
    Operating, general and administrative                   7,190           6,156          21,264          16,704
    Other expense                                           1,004             992           2,892           2,578
    Depreciation and amortization                           1,893           1,439           5,528           3,979
    Interest expense                                        8,973           4,517          23,141          11,544
                                                     ------------    ------------    ------------    ------------

        Total costs and operating expenses                 68,449          52,710         195,701         141,373

    Income before provision for income taxes
        and extraordinary item                              7,070           8,824          16,044          25,614
    Provision for income taxes                             (2,722)         (3,397)         (6,178)         (9,861)
                                                     ------------    ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                            4,348           5,427           9,866          15,753

    Extraordinary gain on extinguishment of
        debt (net of income tax of $197)                       --              --             316              --
                                                     ------------    ------------    ------------    ------------

NET INCOME                                           $      4,348    $      5,427    $     10,182    $     15,753
                                                     ============    ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
    Income before extraordinary item                 $       0.34    $       0.42    $       0.77    $       1.22
    Extraordinary item                                         --              --            0.02              --
                                                     ------------    ------------    ------------    ------------

              Net income                             $       0.34    $       0.42    $       0.79    $       1.22
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic                                              12,889,417      12,889,417      12,889,417      12,889,417
                                                     ============    ============    ============    ============

    Diluted                                            12,889,417      12,889,417      12,892,057      12,889,417
                                                     ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    September 30,   December 31,
                               ASSETS                                   2000            1999
                                                                    -------------   ------------
Cash and cash equivalents                                           $      7,596    $      4,814
Restricted cash                                                            1,178             903
Notes receivable, net of allowance for uncollectible notes of
   $31,942 and $32,326, respectively                                     389,113         286,581
Amounts due from affiliates                                               10,898           6,596
Inventories                                                              123,599         112,810
Land, equipment, buildings, and utilities, net                            51,630          51,050
Prepaid and other assets                                                  19,211          17,203
                                                                    ------------    ------------

               TOTAL ASSETS                                         $    603,225    $    479,957
                                                                    ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                               $     18,993    $     15,539
Unearned revenues                                                          8,704           5,601
Income taxes payable                                                          --             185
Deferred income taxes, net                                                31,180          28,251
Notes payable and capital lease obligations                              298,956         194,171
Senior subordinated notes                                                 74,000          75,000
                                                                    ------------    ------------

               Total Liabilities                                         431,833         318,747

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                          133             133
Additional paid-in capital                                               109,339         109,339
Retained earnings                                                         66,919          56,737
Treasury stock, at cost (422,100 shares)                                  (4,999)         (4,999)
                                                                    ------------    ------------

               Total Shareholders' Equity                                171,392         161,210
                                                                    ------------    ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    603,225    $    479,957
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


                            Common Stock
                     -----------------------
                      Number of      $0.01     Additional                      Treasury Stock
                       Shares         Par        Paid-in     Retained    ------------------------
                       Issued        Value       Capital     Earnings      Shares         Cost          Total
                     ----------   ----------   ----------   ----------   ----------    ----------    ----------
January 1, 2000      13,311,517   $      133   $  109,339   $   56,737     (422,100)   $   (4,999)   $  161,210

Net income                   --           --           --       10,182           --            --        10,182
                     ----------   ----------   ----------   ----------   ----------    ----------    ----------

September 30, 2000   13,311,517   $      133   $  109,339   $   66,919     (422,100)   $   (4,999)   $  171,392
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           -------------    -------------
OPERATING ACTIVITIES:
     Net Income                                                            $      10,182    $      15,753
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                                               5,528            3,979
       Gain on sale of investment                                                   (317)              --
       Deferred income taxes                                                       2,929            4,938
       Extraordinary gain on extinguishment of debt                                 (513)              --
       Increase (decrease) in cash from changes in
         assets and liabilities:
         Restricted cash                                                            (275)             (30)
         Amounts due from affiliates                                              (4,302)          (4,466)
         Inventories                                                             (10,789)         (25,542)
         Prepaid and other assets                                                 (1,958)            (850)
         Accounts payable and accrued expenses                                     3,454            7,280
         Unearned revenues                                                         3,103            4,356
         Income taxes payable                                                       (185)          (2,502)
                                                                           -------------    -------------
            Net cash provided by operating activities                              6,857            2,916
                                                                           -------------    -------------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                       (1,247)         (15,576)
     Proceeds from sales of land, equipment, buildings, and utilities                 --            6,466
     Notes receivable, net                                                      (102,532)         (84,540)
                                                                           -------------    -------------
            Net cash used in investing activities                               (103,779)         (93,650)
                                                                           -------------    -------------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                         142,508          145,672
     Payments on borrowings to unaffiliated entities                             (42,804)         (58,267)
                                                                           -------------    -------------
            Net cash provided by financing activities                             99,704           87,405
                                                                           -------------    -------------

     Net decrease in cash                                                          2,782           (3,329)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                           4,814           11,355
                                                                           -------------    -------------

     End of period                                                         $       7,596    $       8,026
                                                                           =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid during the year for:
         Interest                                                          $      21,276    $       8,277
         Income taxes                                                      $       3,630    $       7,426

     Non-cash transactions:
         Equipment acquired under capital lease or note                    $       4,631    $       9,114
         Extraordinary gain on extinguishment of debt                      $         513    $          --


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2 - EARNINGS PER SHARE

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       -------------------------   --------------------------
                                                          2000           1999          2000           1999
                                                       -----------   -----------   -----------    -----------
Weighted average shares outstanding - basic             12,889,417    12,889,417    12,889,417     12,889,417
                                                       -----------   -----------   -----------    -----------
Issuance of shares from stock options exercisable               --            --        15,219             --
Repurchase of shares from stock options proceeds                --            --       (12,579)            --
                                                       -----------   -----------   -----------    -----------
Weighted average shares outstanding - diluted           12,889,417    12,889,417    12,892,057     12,889,417
                                                       ===========   ===========   ===========    ===========


For the three months September 30, 2000, and the three and nine months ended September 30, 1999, the weighted average shares outstanding assuming dilution was anti-dilutive.

NOTE 3 - DEBT

Loans, notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2000 and December 31, 1999 (in thousands):


                                                                                        September 30,   December 31,
                                                                                             2000          1999
                                                                                        -------------   -------------
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.55% ..............................................   $      34,325   $      39,623

$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 2.65% .............................          59,862          45,680

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 3.00% .............................          74,156          62,215

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 2.67% .............................          67,446          14,150

$40 million revolving loan agreement, which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of Prime ........................................          27,840           6,678

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
  rate of LIBOR plus 3.50% ..........................................................           9,936           9,937

$10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
  rate of LIBOR plus 3.25% ..........................................................           8,925              --

Various notes, due from October 2000 through November 2009, collateralized
  by various assets with interest rates ranging from 4.20% to 14.0% .................           3,795           4,088
                                                                                        -------------   -------------
        Total notes payable .........................................................         286,285         182,371

Capital lease obligations ...........................................................          12,671          11,800
                                                                                        -------------   -------------
        Total notes payable and capital lease obligations ...........................         298,956         194,171

10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries ...............................          74,000          75,000
                                                                                        -------------   -------------
                                                                                        $     372,956   $     269,171
                                                                                        =============   =============

At September 30, 2000, LIBOR rates were from 6.62% to 6.80%, and the Prime rate was 9.50%. At December 31, 1999, LIBOR rates were from 5.82% to 6.00%, and the Prime rate was 8.50%.

In June 2000, the Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes.

Effective August 18, 2000, the Company reached a definitive agreement with a lender to increase its $30 million revolving loan agreement, due September 2006, to a $40 million five-year revolving loan agreement, due August 2005.

NOTE 4 - SUBSIDIARY GUARANTEES

As of September 30, 2000, all subsidiaries of the Company have guaranteed the $74.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 2000 and 1999, are as follows (in thousands):

                                        September 30,
                                  -----------------------
                                     2000          1999
                                  ----------   ----------
Revenues                          $       --   $       46

Expenses                                  --          (65)
                                  ----------   ----------

Net loss                          $       --   $      (19)
                                  ==========   ==========


Combined summarized balance sheet information as of September 30, 2000 for the Guarantor Subsidiaries is as follows (in thousands):


                                           September 30,
                                               2000
                                           -------------
Other assets                               $          10
                                           -------------

    Total assets                           $          10
                                           =============

Investment by parent (includes equity
  and amounts due to parent)               $          10
                                           -------------

    Total liabilities and equity           $          10
                                           =============


NOTE 5 - SUBSEQUENT EVENTS

Effective October 16, 2000, the Company reached a definitive agreement with a lender to increase its $40 million revolving loan agreement, due August 2005, to a $45 million revolving loan agreement.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet special purpose entity, formed on October 16, 2000. The agreement has a term of 5 years. On November 1, 2000, the first funding of $41.4 million was drawn against this credit facility.

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

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 113,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                 ------------------------    ------------------------
                                                    2000          1999          2000          1999
                                                 ----------    ----------    ----------    ----------
As a percentage of total revenues:
     Vacation Interval sales                           81.9%         82.4%         82.6%         82.9%
     Sampler sales                                      2.5%          2.0%          2.0%          2.0%
                                                 ----------    ----------    ----------    ----------
        Total sales                                    84.4%         84.4%         84.6%         84.9%

     Interest income                                   13.0%         12.3%         13.2%         12.0%
     Management fee income                              0.2%          1.1%          0.3%          1.3%
     Other income                                       2.4%          2.2%          1.9%          1.8%
                                                 ----------    ----------    ----------    ----------
          Total revenues                              100.0%        100.0%        100.0%        100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales                   17.7%         15.4%         17.7%         15.3%
     Provision for uncollectible notes                 10.0%         10.0%         10.0%         10.0%

As a percentage of total sales:
     Sales and marketing                               50.6%         51.4%         52.7%         50.5%

As a percentage of total revenues:
     Operating, general and administrative              9.5%         10.0%         10.0%         10.0%
     Other expense                                      1.3%          1.6%          1.4%          1.5%
     Depreciation and amortization                      2.5%          2.3%          2.6%          2.4%

As a percentage of interest income:
     Interest expense                                  91.5%         59.7%         82.8%         57.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Revenues for the quarter ended September 30, 2000 were $75.5 million, representing a $14.0 million or 22.7% increase over revenues of $61.5 million for the quarter ended September 30, 1999. The increase was primarily due to an $11.1 million increase in sales of Vacation Intervals and a $2.2 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the third quarter of 2000 versus the same period of 1999, increased sales and improved closing percentages at several sales offices, and increased sales prices.

In the third quarter of 2000, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, increased 14.4% to 4,517 from 3,948 in the same period of 1999; and the average price per interval increased 4.2% to $9,751 from $9,357. Total interval sales for the third quarter of 2000 included 1,723 biennial intervals (counted as 862 Vacation Intervals) compared to 1,514 (757 Vacation Intervals) in the third quarter of 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In July 2000, the Company began to offer a downgrade product to delinquent customers as a mechanism for lowering such customers' monthly installment payments. Including these downgrades, 4,804 in-house Vacation Intervals were sold at an average price of $3,702 during the third quarter of 2000, compared to 3,152 upgraded Vacation Intervals sold at an average price of $4,367 during the comparable 1999 period. Excluding downgrades, 4,406 upgrades were sold during the third quarter of 2000, at an average price of $4,797.

Sampler sales increased $644,000 to $1.9 million for the quarter ended September 30, 2000, compared to $1.2 million for the same period in 1999. The increase relates to an increase in sales contracts and the timing of revenue recognition which corresponds to when purchasers of samplers utilize their stays.

Interest income increased 29.7% to $9.8 million for the quarter ended September 30, 2000, from $7.6 million for the same period of 1999. This increase primarily resulted from a $130.6 million increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $528,000 for the third quarter of 2000, as compared to the third quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $499,000 to $1.8 million for the third quarter of 2000 compared to $1.3 million for the same period of 1999. The increase primarily relates to a gain of $317,000 associated with the sale of land. The increase also relates to growth in water and utilities income and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.7% in the third quarter of 2000, from 15.4% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the third quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 50.6% for the quarter ended September 30, 2000, from 51.4% for the same period of 1999. The Company realized efficiency improvements in its marketing processes during the third quarter of 2000, specifically in its staffing of available training resources and in its transition towards increased reliance on national retail chains for its leads generation efforts.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was unchanged at 10.0% for the third quarter of 2000, compared to the third quarter of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 9.5% for the third quarter of 2000, compared to 10.0% for the same period of 1999. Overall, operating, general and administrative expenses increased $1.0 million for the third quarter of 2000, as compared to 1999, primarily due to increased headcount, higher salaries, increased legal expense, and increased title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues decreased to 1.3% for the quarter ended September 30, 2000, as compared to 1.6% for the quarter ended September 30, 1999. In absolute dollars, other expense was virtually unchanged in the quarter ended September 30, 2000 compared to the same 1999 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.5% for the quarter ended September 30, 2000, compared to 2.3% for the quarter ended September 30, 1999. Overall, depreciation and amortization expense increased $454,000 for the third quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 91.5% for the third quarter of 2000, from 59.7% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.7% in the third quarter of 2000 compared to 9.1% in the third quarter of 1999.

Income before Provision for Income Taxes and Extraordinary Item

Income before provision for income taxes and extraordinary item decreased to $7.1 million for the quarter ended September 30, 2000, as compared to $8.8 million for the quarter ended September 30, 1999, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and extraordinary item remained flat at 38.5% in the third quarter of 2000, as compared to the third quarter of 1999.

Net Income

Net income decreased to $4.3 million for the quarter ended September 30, 2000, as compared to $5.4 million for the quarter ended September 30, 1999, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Revenues for the nine months ended September 30, 2000 were $211.7 million, representing a $44.8 million or 26.8% increase over revenues of $167.0 million for the nine months ended September 30, 1999. The increase was primarily due to a $36.4 million increase in sales of Vacation Intervals and a $7.9 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the first nine months of 2000 versus the same period of 1999, increased sales and improved closing percentages at several sales offices, and increased sales prices.

In the first nine months of 2000, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, increased 3.4% to 12,264 from 11,858 in the same period of 1999; and the average price per interval increased 12.9% to $9,798 from $8,680. Total interval sales for the nine months ended September 30, 2000 included 5,157 biennial intervals (counted as 2,579 Vacation Intervals) compared to 4,386 (2,193 Vacation Intervals) in the nine months ended September 30, 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In July 2000, the Company began to offer a downgrade product to delinquent customers as a mechanism for lowering such customers' monthly installment payments. Including downgrades, 12,510 in-house Vacation Intervals were sold at an average price of $4,374 during the first nine months of 2000, compared to 8,162 upgraded Vacation Intervals sold at an average price of $4,356 during the comparable 1999 period. Excluding downgrades, 12,112 upgrades were sold during the nine months ended September 30, 2000, at an average price of $4,794.

Sampler sales increased $898,000 to $4.2 million for the nine months ended September 30, 2000, compared to $3.3 million for the same period in 1999. The increase relates to an increase in sales contracts and the timing of revenue recognition which corresponds to when purchasers of samplers utilize their stays.

Interest income increased 39.7% to $28.0 million for the nine months ended September 30, 2000, from $20.0 million for the same period of 1999. This increase primarily resulted from a $130.6 million increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $1.5 million for the nine months ended September 30, 2000, as compared to the same period of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $1.0 million to $4.0 million for the nine months ended September 30, 2000, compared to $3.0 million for the same period of 1999. The increase consists of a $317,000 gain associated with the sale of land, growth in water and utilities income, and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.7% in the nine months ended September 30, 2000, from 15.3% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales increased compared to 1999. This increase, however, was partially offset by increased sales prices since September 30, 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 52.7% for the nine months ended September 30, 2000, from 50.5% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first nine months of 2000. The Company increased its headcount at the call centers significantly since the third quarter of 1999, which created inefficiencies due to temporary lack of available training resources. The Company also moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs was slower in generating leads than originally planned. In the third quarter of 2000, however, marketing efficiencies were realized as sales and marketing costs as a percentage of sales declined.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was unchanged at 10.0% for the nine months ended September 30, 2000, compared to the same period of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained unchanged at 10.0% for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. Overall, operating, general and administrative expense increased $4.6 million, for the first nine months of 2000, as compared to 1999, primarily due to increased headcount, higher salaries, increased legal expense, and increased title and recording fees due to increased borrowings against pledged notes receivable.

Other Expense

Other expense consists of water and utilities expenses, golf course and pro shop expenses, marina expenses, and other miscellaneous expenses. Other expense as a percentage of total revenues remained relatively flat at 1.4% for the nine months ended September 30, 2000, as compared to 1.5% for the same period of 1999. The $314,000 increase in other expense primarily relates to increased water and utilities expense.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.6% for the nine months ended September 30, 2000, compared to 2.4% for the nine months ended September 30, 1999. Overall, depreciation and amortization expense increased $1.5 million for the nine months ended September 30, 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 82.8% for the nine months ended September 30, 2000, from 57.7% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.6% in the first nine months of 2000 compared to 9.2% in the first nine months of 1999.

Income before Provision for Income Taxes and Extraordinary Item

Income before provision for income taxes and extraordinary item decreased to $16.0 million for the nine months ended September 30, 2000, as compared to $25.6 million for the nine months ended September 30, 1999, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and extraordinary item remained flat at 38.5% for the first nine months of 2000, as compared to the same period of 1999.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the first nine months of 2000. There were no extraordinary items during the first nine months of 1999.

Net Income

Net income decreased to $10.2 million for the nine months ended September 30, 2000, as compared to $15.8 million for the nine months ended September 30, 1999, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from down payments on the sale of Vacation Intervals, sampler sales, collections of principal and interest on customer notes receivable from Vacation Interval owners, management fees, and resort and utility operations. During the nine months ended September 30, 2000, cash provided by operations was $6.9 million, compared to cash provided by operating activities of $2.9 million for the same period of 1999. The increase in cash provided by operating activities was primarily a result of the timing of inventory construction payments. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven to ten year customer promissory note. The Company generates cash from financing of customer notes receivable (i) by borrowing at an advance rate of 70% to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

For the nine months ended September 30, 2000 and 1999, cash provided by financing activities was $99.7 million and $87.4 million, respectively. The increase in net cash provided by financing activities was primarily due to decreased payments on borrowings during the nine months ended September 30, 2000, compared to the same period of 1999. As of September 30, 2000, the Company's credit facilities provide for loans of up to $335.0 million. At September 30, 2000, approximately $282.5 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.6%.

The Company believes that with respect to its current operations and capital commitments, its borrowing capacity under existing third-party lending agreements, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the year ended December 31, 2001. The Company will continue to review the possibility of extending its borrowing capacity with existing lenders or issuing additional debt or mortgage-backed securities to finance future acquisitions, refinance debt, finance mortgage receivables, and provide for other working capital purposes.

USES OF CASH. Investing activities typically reflect a net use of cash as a result of loans to customers in connection with the Company's Vacation Interval sales, capital additions, and property acquisitions. Net cash used in investing activities for the nine months ended September 30, 2000 and 1999, was $103.8 million and $93.7 million, respectively. The increase was primarily due to the increased level of customer notes receivable resulting from higher sales volume, reduced capital expenditures, and $6.5 million of cash received in the first nine months of 1999 related to sales of equipment.

SUBSEQUENT EVENTS

Effective October 16, 2000, the Company reached a definitive agreement with a lender to increase its $40 million revolving loan agreement, due August 2005, to a $45 million revolving loan agreement.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet special purpose entity, formed on October 16, 2000. The agreement has a term of 5 years. On November 1, 2000, the first funding of $41.4 million was drawn against this credit facility.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Amendment No. 1, dated August 18, 2000, to Loan and Security Agreement, dated September 30, 1999, among the Company, BankBoston, N.A., and Liberty Bank.

         10.2 Amendment No. 2, dated October 16, 2000, to Loan and Security Agreement, dated September 30, 1999, among the Company, BankBoston, N.A., and Liberty Bank.

         10.3 Receivables Loan and Security Agreement, dated October 30, 2000, by and among the Company, as Servicer, Silverleaf Finance I, Inc., as Borrower, DG Bank Deutsche Genossenschaftsbank, as Agent, Autobahn Funding Company LLC, as Lender, U.S. Bank Trust N.A., as Agent's Bank, and Wells Fargo Bank, National Association, as the Backup Servicer.

         10.4 Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser.

         10.5 Supplemental Executive Retirement Plan Agreement between the Company and Thomas C. Franks.

         10.6 Supplemental Executive Retirement Plan Agreement between the Company and Sharon K. Brayfield.

         27.0     Financial Data Schedule.

----------

         (b)      Reports on Form 8-K

                  None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000                   By: /s/ ROBERT E. MEAD
                                               --------------------------
                                                    Robert E. Mead
                                               Chairman of the Board and
                                               Chief Executive Officer

Dated: November 13, 2000                    By: /s/ HARRY J. WHITE, JR.
                                               --------------------------
                                                    Harry J. White, Jr.
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Amendment No. 1, dated August 18, 2000, to Loan and Security
               Agreement, dated September 30, 1999, among the Company,
               BankBoston, N.A., and Liberty Bank.

 10.2          Amendment No. 2, dated October 16, 2000, to Loan and Security
               Agreement, dated September 30, 1999,
               among the Company, BankBoston, N.A., and Liberty Bank.

 10.3          Receivables Loan and Security Agreement, dated October 30,
               2000, by and among the Company, as Servicer, Silverleaf
               Finance I, Inc., as Borrower, DG Bank Deutsche
               Genossenschaftsbank, as Agent, Autobahn Funding Company LLC, as Lender, U.S. Bank Trust N.A., as Agent's Bank, and Wells
               Fargo Bank, National Association, as the Backup Servicer.

 10.4 Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and Silverleaf Finance I,
               Inc., as Purchaser.

 10.5          Supplemental Executive Retirement Plan Agreement between the
               Company and Thomas C. Franks.

 10.6          Supplemental Executive Retirement Plan Agreement between the
               Company and Sharon K. Brayfield.

 27.0          Financial Data Schedule.