Form 10-Q/A
period 2000-03-31
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
[X]    AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of May 10, 2000 was: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX


This amendment No. 1 on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements, included in Item 1, as discussed in Note 5 thereto.

                                                                                             Page
                                                                                             ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Consolidated Condensed Statements of Income for the three months ended
            March 31, 2000 (restated) and 1999 (restated) .................................    3

            Consolidated Condensed Balance Sheets as of March 31, 2000 (restated)
            and December 31, 1999 (restated) ..............................................    4

            Consolidated Condensed Statement of Shareholders' Equity for the three
            months ended March 31, 2000 (restated) ........................................    5

            Consolidated Condensed Statements of Cash Flows for the three months
            ended March 31, 2000 (restated) and 1999 (restated) ...........................    6

            Notes to the Consolidated Condensed Financial Statements ......................    7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................................   11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .............................................................   15

Item 6.     Exhibits and Reports on Form 8-K ..............................................   15

            Signatures ....................................................................   15


                                EXPLANATORY NOTE

         On November 19, 2002, the Company simultaneously filed this Form 10Q/A report and the other below described delinquent and/or amended reports with the Securities and Exchange Commission:

                  Forms 10-Q for each of the quarterly periods ended June 30, 2002 and March 31, 2002;

                  Forms 10-K for each of the years ended December 31, 2001 and December 31, 2000;

                  Forms 10-Q for each of the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001;

                  Forms 10-Q/A for each of the quarterly periods ended September 30, 2000 and June 30, 2000.

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q/A UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q/A, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE EXPECTATIONS OF THE COMPANY FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE ORIGINAL FILING DATE OF THIS REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING. AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

PART I:  FINANCIAL INFORMATION (UNAUDITED)
ITEM 1  FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                             2000                  1999
                                                             ----                  ----
                                                        (As Restated)         (As Restated)
REVENUES:
     Vacation Interval sales                             $     54,498         $     41,675
     Sampler sales                                              1,268                  508
                                                         ------------         ------------
       Total sales                                             55,766               42,183

     Interest income                                            8,685                5,608
     Management fee income                                         81                  900
     Other income                                                 861                  728
                                                         ------------         ------------

               Total revenues                                  65,393               49,419

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                            9,544                5,875
     Sales and marketing                                       30,666               21,267
     Provision for uncollectible notes                          5,849                4,262
     Operating, general and administrative                      8,551                6,383
     Depreciation and amortization                              1,813                1,237
     Interest expense and lender fees                           6,486                3,285
                                                         ------------         ------------

               Total costs and operating expenses              62,909               42,309

     Income before provision for income taxes                   2,484                7,110
     Provision for income taxes                                  (920)              (2,738)
                                                         ------------         ------------

NET INCOME                                               $      1,564         $      4,372
                                                         ============         ============

NET INCOME PER COMMON SHARE:

     BASIC                                               $       0.12         $       0.34
                                                         ============         ============

     DILUTED                                             $       0.12         $       0.34
                                                         ============         ============

WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                                   12,889,417           12,889,417
                                                         ============         ============

           See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                       March 31,     December 31,
                              ASSETS                                     2000            1999
                                                                         ----            ----
                                                                    (As Restated)    (As Restated)
Cash and cash equivalents                                            $  12,211         $   4,814
Restricted cash                                                            903               903
Notes receivable, net of allowance for uncollectible notes of
   $36,073 and $32,023, respectively                                   311,795           282,290
Accrued interest receivable                                              2,324             2,255
Amounts due from affiliates                                              7,770             6,596
Inventories                                                            116,503           112,613
Land, equipment, buildings, and utilities, net                          50,959            50,446
Land held for sale                                                       1,136             1,078
Prepaid and other assets                                                17,341            16,947
                                                                     ---------         ---------
               TOTAL ASSETS                                          $ 520,942         $ 477,942
                                                                     =========         =========


              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                $  12,021         $  13,398
Accrued interest payable                                                 4,835             2,621
Amounts due to affiliates                                                  365                --
Unearned revenues                                                        8,035             7,998
Income taxes payable                                                        --               185
Deferred income taxes, net                                              27,171            26,256
Notes payable and capital lease obligations                            233,935           194,468
Senior subordinated notes                                               75,000            75,000
                                                                     ---------         ---------
               Total Liabilities                                       361,362           319,926
                                                                     ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                        133               133
Additional paid-in capital                                             109,339           109,339
Retained earnings                                                       55,107            53,543
Treasury stock, at cost (422,100 shares)                                (4,999)           (4,999)
                                                                     ---------         ---------
               Total Shareholders' Equity                              159,580           158,016
                                                                     ---------         ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 520,942         $ 477,942
                                                                     =========         =========

         See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                        Common Stock
                                     --------------------
                                     Number of      $0.01     Additional                       Treasury Stock
                                      Shares         Par       Paid-in      Retained        --------------------
                                      Issued        Value      Capital      Earnings        Shares          Cost           Total
                                      ------        -----      -------      --------        ------          ----           -----
January 1, 2000 (As Previously
     Reported)                      13,311,517      $133      $109,339      $ 56,737       (422,100)      $(4,999)      $ 161,210

Adjustments                                 --        --            --        (3,194)            --            --          (3,194)
                                    ----------      ----      --------      --------       --------       -------       ---------

January 1, 2000 (As Restated)       13,311,517       133       109,339        53,543       (422,100)       (4,999)        158,016

Net income (As Restated)                    --        --            --         1,564             --            --           1,564
                                    ----------      ----      --------      --------       --------       -------       ---------

March 31, 2000 (As Restated)        13,311,517      $133      $109,339      $ 55,107       (422,100)      $(4,999)      $ 159,580
                                    ==========      ====      ========      ========       ========       =======       =========

    See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                         2000            1999
                                                                         ----            ----
                                                                     (As Restated)   (As Restated)
OPERATING ACTIVITIES:
   Net income                                                           $  1,564       $  4,372
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Provision for uncollectible notes                                     5,849          4,262
     Depreciation and amortization                                         1,813          1,237
     Deferred income taxes                                                   915          1,034
     Increase (decrease) in cash from changes in
       assets and liabilities:
       Notes receivable                                                  (35,354)       (28,681)
       Accrued interest receivable                                           (69)           (48)
       Amounts due from affiliates                                          (809)          (921)
       Inventories                                                        (3,890)       (10,908)
       Land held for sale                                                    (58)           (15)
       Prepaid and other assets                                             (471)         2,191
       Accounts payable and accrued expenses                              (1,377)         4,686
       Accrued interest payable                                            2,214          1,971
       Unearned revenues                                                      37            333
       Income taxes payable                                                 (185)        (2,953)
                                                                        --------       --------
          Net cash used in operating activities                          (29,821)       (23,440)
                                                                        --------       --------

INVESTING ACTIVITIES:
   Purchases of land, equipment, buildings, and utilities                   (471)        (7,491)
   Proceeds from sales of land, equipment, buildings and utilities            --          4,494
                                                                        --------       --------
          Net cash used in investing activities                             (471)        (2,997)
                                                                        --------       --------

FINANCING ACTIVITIES:
   Proceeds from borrowings from unaffiliated entities                    51,599         37,948
   Payments on borrowings to unaffiliated entities                       (13,910)        (9,626)
                                                                        --------       --------
          Net cash provided by financing activities                       37,689         28,322
                                                                        --------       --------

   Net increase in cash and cash equivalents                               7,397          1,885

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                     4,814         11,355
                                                                        --------       --------

   End of period                                                        $ 12,211       $ 13,240
                                                                        ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                        $  4,416       $  1,454
   Income taxes paid                                                    $    190       $  4,657
   Equipment acquired under capital lease or note                       $  1,778       $  4,596

            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These consolidated condensed financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Subsequent to the issuance of its annual and interim financial statements for the year ended December 31, 1999 and the quarterly period ended March 31, 2000, the Company's management determined that the accounting treatment afforded to certain types of transactions was inappropriate. Accordingly, the previously reported financial information for the three months ended March 31, 2000 and 1999, along with the December 31, 1999 balance sheet, have been restated. Such restatement is further discussed in Note 5 to the Company's financial statements included herein.

Certain previously reported amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will be adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact of SFAS No. 133 on the Company's results of operations, financial position, or cash flows will be dependent on the level and types of derivative instruments the Company will have entered into at the time the standard is implemented.

SAB No. 101 -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which is required to be adopted by the Company in 2000. In connection with the adoption of SAB No. 101 in the fourth quarter of 2000, management determined that its methodology for recording sampler sales was inappropriate. As a result, the Company has changed its method of accounting for sampler sales, and treated such change as a correction of an error. See Note 5. There were no other significant changes in the Company's accounting practices resulting from the adoption of SAB No. 101.

NOTE 2 - EARNINGS PER SHARE

Outstanding stock options were not dilutive because the exercise price for such options exceeded the market price for the Company's shares for the three months ended March 31, 2000 and 1999.

NOTE 3 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                                                     March 31,     December 31,
                                                                                       2000            1999
                                                                                       ----            ----
$60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.55% .........................................      $ 32,689      $ 39,864

$70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
  for the note, at an interest rate of LIBOR plus 2.65% ........................        47,690        45,783

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 3.00% .........................................        72,945        62,166

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
  an interest rate of LIBOR plus 2.67% .........................................        29,753        14,150

$30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the
  note, at an interest rate of Prime ...........................................        20,329         6,680

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
  rate of LIBOR plus 3.50% .....................................................         9,936         9,937

$10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
  rate of LIBOR plus 3.25% .....................................................         3,948            --

Various notes, due from April 2000 through November 2009, collateralized
  by various assets with interest rates ranging from 4.20% to 14.0% ............         4,100         4,088
                                                                                      --------      --------
        Total notes payable ....................................................       221,390       182,668
Capital lease obligations ......................................................        12,545        11,800
                                                                                      --------      --------
        Total notes payable and capital lease obligations ......................       233,935       194,468

10 1/2% senior subordinated notes, due 2008, interest payable semi-
  annually on April 1 and October 1, guaranteed by all of the Company's
  present and future domestic restricted subsidiaries ..........................        75,000        75,000
                                                                                      --------      --------
                                                                                      $308,935      $269,468
                                                                                      ========      ========

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

Combined summarized operating results of the Guarantor Subsidiaries for the three months ended March 31, 2000 and 1999, are as follows (in thousands):

                    March 31,
                    ---------
                 2000        1999
                 ----        ----
Revenues        $  --        $  1

Expenses           --         (45)
                -----        ----

Net loss        $  --        $(44)
                =====        ====

Combined summarized balance sheet information as of March 31, 2000 for the Guarantor Subsidiaries is as follows (in thousands):

                                          March 31,
                                            2000
                                            ----
Other assets                                 $10
                                             ---

    Total assets                             $10
                                             ===

Investment by parent (includes equity
  and amounts due to parent)                 $10
                                             ---

    Total liabilities and equity             $10
                                             ===

NOTE 5 - RESTATEMENT

Subsequent to the issuance of its interim financial statements for the quarter ended March 31, 2000, the Company's management determined that the accounting treatment that had been originally afforded to certain types of transactions was inappropriate. The specific matters for which adjustments have been made are described below:

Revision to Downgrade Policy - It was determined that the Company's reporting classification for downgrade transactions was inappropriate. Previously, the Company had inappropriately classified the difference between the traded Vacation Interval and the newly assumed Vacation Interval of lower value as a reduction to Vacation Interval sales. The decreased sales price from the original Vacation Interval to the downgraded Vacation Interval represents a write-off of an uncollectible note. Hence, the Company increased Vacation Interval sales and equal amounts were charged to the provision for uncollectible notes as shown below for the period restated.

Delayed Cancellation of Rescinded Sales - The Company identified an accumulation of rescinded Vacation Interval sales that had not been appropriately cancelled. To correct the delayed cancellation of such sales, the Company adjusted Vacation Interval sales and the direct costs associated with these sales as shown below for the periods restated.

Deferral of Sales within the Rescission Period - It was determined that the Company was immediately recognizing certain Vacation Interval sales rather than appropriately deferring such sales until the customer's legal right of rescission period had elapsed. Consequently, the Company adjusted Vacation Interval sales and the direct costs associated with these sales as shown below for the periods restated.

Interest Income Related to Loan Amortization - The Company determined that an over-application of principal related to certain customer accounts had occurred in 2000. To properly account for interest income during 2000, the Company recorded an adjustment to interest income as shown below, with offsetting increases to customer notes receivable.

Revision to Sampler Revenue Recognition Policy - In connection with the adoption of SAB No. 101, the Company determined that it had inappropriately accounted for customer payments associated with the sampler program as revenue in advance of fulfilling the Company's obligations or expiration of the sampler terms. As a result, the Company has modified its method of accounting for sampler sales to properly match revenues to the fulfillment of its obligations, which resulted in the adjustment of sampler sales and the direct costs associated with these sales as shown below for the periods restated.

Reconciliation of Lender Debt - It was discovered that the Company had not been appropriately reconciling debt balances and lender lock box activity related to pledged notes receivable. As a result, the Company failed to recognize certain customer deposits and returned customer payments processed through the lender lock boxes on a timely basis. The Company could not identify the specific customers involved, and determined that it would not pursue recovery of any amounts previously credited to customers in error. As a result, management concluded that the correcting adjustment should reduce interest income, increase the provision for uncollectible notes, and increase the recorded debt balances. Consequently, adjustments were made to reconcile lender debt as shown below for the periods restated.

Litigation Costs - The Company was notified by its insurance carrier that remediation work performed by the Company related to certain condominiums subject to litigation would not be covered by insurance. Prior to that time, the Company had incorrectly deferred these remediation costs under the premise that such costs would be recovered. The Company has written-off the deferred remediation costs as shown below for the periods restated.

Cash Flows From Operating Activities - On the consolidated statements of cash flows, customer notes receivable activity is now properly classified as an operating activity rather than an investing activity as previously reported.

A summary of the effects of these adjustments on the Company's consolidated condensed statements of income is as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                          1999            2000
                                                                          ----            ----
Revenues As Previously Reported ...............................        $ 49,080         $ 64,906
    Revision to downgrade policy ..............................              --               82
    Delayed cancellation of rescinded sales ...................            (361)            (174)
    Deferral of sales within the rescission period ............             365              585
    Revision to interest income related to loan amortization ..              --               38
    Revision to sampler revenue recognition policy ............             405               87
    Reconciliation of lender debt .............................             (70)            (131)
                                                                       --------         --------
        Total adjustments .....................................             339              487

    Revenues As Restated ......................................        $ 49,419         $ 65,393
                                                                       ========         ========

Costs and Expenses As Previously Reported .....................        $ 41,195         $ 61,857
    Increased provision for uncollectible notes ...............              --              400
    Revision to downgrade policy ..............................              --               82
    Delayed cancellation of rescinded sales ...................             (85)             (49)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                          1999            2000
                                                                          ----            ----
    Deferral of sales within the rescission period ............             239              249
    Revision to sampler revenue recognition policy ............             599               20
    Reconciliation of lender debt .............................              82              155
    Litigation costs ..........................................              --              136
    Other miscellaneous items .................................             279               59
                                                                       --------         --------
        Total adjustments .....................................           1,114            1,052

    Costs and Expenses As Restated ............................        $ 42,309         $ 62,909
                                                                       ========         ========

Income before provision for income taxes as previously reported        $  7,885         $  3,049
    Total adjustments .........................................            (775)            (565)
                                                                       --------         --------
    Income before provision for income taxes as restated ......        $  7,110         $  2,484
                                                                       ========         ========

Provision for income taxes as previously reported .............        $  3,036         $  1,174
    Total adjustments .........................................            (298)            (254)
                                                                       --------         --------
    Provision for income taxes as restated ....................        $  2,738         $    920
                                                                       ========         ========

Net income as previously reported .............................        $  4,849         $  1,875
    Total adjustments .........................................            (477)            (311)
                                                                       --------         --------
    Net income as restated ....................................        $  4,372         $  1,564
                                                                       ========         ========

A summary of the significant effects of the restatement on the Company's consolidated condensed financial statements for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                     1999                               2000
                                                                     ----                               ----
                                                              AS                                AS
                                                          PREVIOUSLY           AS           PREVIOUSLY           AS
                                                           REPORTED         RESTATED         REPORTED         RESTATED
                                                           --------         --------         --------         --------
Vacation Interval sales ...........................        $ 41,328         $ 41,675         $ 53,886         $ 54,498
Sampler sales .....................................             700              508            1,297            1,268
Total revenues ....................................          49,080           49,419           64,906           65,393
Total costs and expenses ..........................          41,195           42,309           61,857           62,909
Income before provision for income taxes ..........           7,885            7,110            3,049            2,484
Net income ........................................           4,849            4,372            1,875            1,564
Earnings per share - basic and diluted ............            0.38             0.34             0.15             0.12

Net cash provided by (used in) operating activities           1,251          (23,440)             386          (29,821)
Net cash used in investing activities .............         (27,120)          (2,997)         (30,202)            (471)

                                                DECEMBER 31, 1999                 MARCH 31, 2000
                                                -----------------                 --------------
                                                AS                              AS
                                            PREVIOUSLY                      PREVIOUSLY
                                             REPORTED      AS RESTATED       REPORTED       AS RESTATED
                                             --------      -----------       --------       -----------
Notes receivable, net ...............        $286,581        $282,290        $316,312        $311,795
Accrued interest receivable .........             (a)           2,255             (a)           2,324
Land held for sale ..................             (a)           1,078             (a)           1,136

Prepaid and other assets ............          17,203          16,947          17,321          17,341

Accounts payable and accrued expenses          15,539          13,398          16,116          12,021
Accrued interest payable ............             (a)           2,621             (a)           4,835

Unearned revenues ...................           5,601           7,998           5,902           8,035

Deferred income taxes, net ..........          28,251          26,256          28,902          27,171
Notes payable and capital lease
obligations .........................         194,171         194,468         233,162         233,935

Retained earnings ...................          56,737          53,543          58,612          55,107

Total shareholders' equity ..........         161,210         158,016         163,085         159,580

(a) - not previously presented separately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated condensed financial statements for the three months ended March 31, 2000 and 1999, have been restated as discussed in Note 5 to the accompanying consolidated condensed financial statements. The information included in the following discussion gives effect to that restatement.

Certain matters discussed throughout this Form 10-Q/A filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

The Company currently owns and/or operates 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 106,000. The consolidated condensed financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                    2000           1999
                                                    ----           ----
As a percentage of total revenues:
     Vacation Interval sales ..............          83.4%          84.4%
     Sampler sales ........................           1.9%           1.0%
                                                   ------         ------
        Total sales .......................          85.3%          85.4%

     Interest income ......................          13.3%          11.3%
     Management fee income ................           0.1%           1.8%
     Other income .........................           1.3%           1.5%
                                                   ------         ------
          Total revenues ..................         100.0%         100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales ......          17.5%          14.1%
     Provision for uncollectible notes ....          10.7%          10.2%

As a percentage of total sales:
     Sales and marketing ..................          55.0%          50.4%

As a percentage of total revenues:
     Operating, general and administrative           13.1%          12.9%
     Depreciation and amortization ........           2.8%           2.5%

As a percentage of interest income:
     Interest expense and lender fees .....          74.7%          58.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

Revenues for the quarter ended March 31, 2000 were $65.4 million, representing a $16.0 million or 32.3% increase over revenues of $49.4 million for the quarter ended March 31, 1999. The increase was primarily due to a $12.8 million increase in sales of Vacation Intervals and a $3.1 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the first quarter of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the first quarter of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, was 3,877 compared to 3,923 in the same period of 1999; the average price per interval, however, increased 20.7% to $9,831 from $8,143. Total interval sales for the first quarter of 2000 included 1,666 biennial intervals (counted as 833 Vacation Intervals) compared to 1,417 (709 Vacation Intervals) in the first quarter of 1999. The Company also increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first quarter of 2000, the 3,495 upgraded Vacation Intervals were sold at an average price of $4,688 compared to 2,248 upgraded Vacation Intervals sold at an average price of $4,329 during the comparable 1999 period.

Sampler sales increased $760,000 to $1.3 million for the quarter ended March 31, 2000, compared to $508,000 for the same period in 1999. Despite an increase in sales contracts, the increase resulted from the timing of revenue recognition, which corresponds to when members utilize their stays.

Interest income increased 54.9% to $8.7 million for the quarter ended March 31, 2000, from $5.6 million for the same period of 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since March 31, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $819,000 for the first quarter of 2000, as compared to the first quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $133,000 to $861,000 for the first quarter of 2000 compared to $728,000 for the same period of 1999. The increase primarily relates to growth in water and utilities income and increased golf course and pro shop income at two resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.5% in the first quarter of 2000, from 14.1% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the first quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 55.0% for the quarter ended March 31, 2000, from 50.4% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first quarter of 2000. The Company increased its headcount at the call centers significantly during the first quarter of 2000, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management in 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained virtually unchanged at 10.7% for the first quarter of 2000, compared to 10.2% for the first quarter of 1999.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 13.1% for the quarter ended March 31, 2000, as compared to 12.9% for the quarter ended March 31, 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, an increase in title and recording fees due to increased borrowings against pledged notes receivable, and an increase in water and utilities expenses due to Company growth.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues was relatively flat at 2.8% for the quarter ended March 31, 2000, compared to 2.5% for the quarter ended March 31, 1999. Overall, depreciation and amortization expense increased $576,000 for the first quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 74.7% for the first quarter of 2000, from 58.6% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased slightly in the first quarter of 2000 compared to the first quarter of 1999.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $2.5 million for the quarter ended March 31, 2000, as compared to $7.1 million for the quarter ended March 31, 1999, as a result of the aforementioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 37.0% in the first quarter of 2000, as compared to 38.5% in the first quarter of 1999. The decrease in the effective tax rate is primarily the result of permanent differences in 2000 lowering the benefit recognized.

Net Income

Net income decreased to $1.6 million for the quarter ended March 31, 2000, as compared to $4.4 million for the quarter ended March 31, 1999, as a result of the aforementioned operating results.

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

For the three months ended March 31, 2000 and 1999, cash provided by financing activities was $37.7 million and $28.3 million, respectively. The increase in net cash provided by financing activities was primarily due to increased borrowings against pledged notes receivable during the three months ended March 31, 2000, compared to the same period of 1999. As of March 31, 2000, the Company's credit facilities provide for loans of up to $320.0 million. At March 31, 2000, approximately $218.2 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.4%.

USES OF CASH. During the three months ended March 31, 2000, cash used in operating activities was $29.8 million, compared to cash used in operating activities of $23.4 million for the same period of 1999. The increase in cash used in operating activities was primarily a result of an increase in customer notes receivable.

Investing activities typically reflect a net use of cash as a result of capital additions and property acquisitions. Net cash used in investing activities for the three months ended March 31, 2000 and 1999, was $471,000 and $3.0 million, respectively. The decrease was primarily due to a reduction in capital expenditures offset by $4.5 million of cash received in the first quarter of 1999 related to sales of equipment.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Unless otherwise indicated, the following items were included with the original Form 10-Q for the quarterly period ended March 31, 2000 filed on May 10, 2000.

(a)      Exhibits

10.1     Contract of sale dated September 23, 1999 among the Company and George
         Woelfel, individually and as Co-Trustee, and PNC Bank, N.A., as Co-Trustee of the Woefel PNC Trust.

*99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*Filed herewith

(b)      Reports on Form 8-K

         None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2002             By:  /s/  ROBERT E. MEAD
                                           -------------------
                                             Robert E. Mead
                                        Chairman of the Board and
                                         Chief Executive Officer

Dated:  November 19, 2002              By: /s/  HARRY J. WHITE, JR.
                                           ------------------------
                                               Harry J. White, Jr.
                                            Chief Financial Officer

                                 CERTIFICATION

    I, Robert E. Mead, Chairman and Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Silverleaf Resorts, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 19, 2002                    /s/ ROBERT E. MEAD
                                         ------------------------------------
                                         Robert E. Mead
                                         Chairman and Chief Executive Officer


                                  CERTIFICATION

    I, Harry J. White, Jr., Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Silverleaf Resorts, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 19, 2002                    /s/ HARRY J. WHITE, JR.
                                         -----------------------------------
                                         Harry J. White, Jr.
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
99.1            Certification of CEO Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99.2            Certification of CFO Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002