Form 10-Q/A
period 2000-06-30
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of August 11, 2000 was: 12,889,417

                            SILVERLEAF RESORTS, INC.

                                      INDEX

This amendment No. 1 on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements, included in Item 1, as discussed in Note 5 thereto.

                                                                                           Page
                                                                                         ---------
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Consolidated Condensed Statements of Operations for the three months
            and six months ended June 30, 2000 (restated) and 1999 (restated) .........     3

            Consolidated Condensed Balance Sheets as of June 30, 2000 (restated)
            and December 31, 1999 (restated) ..........................................     4

            Consolidated Condensed Statement of Shareholders' Equity for the six
            months ended June 30, 2000 (restated) .....................................     5

            Consolidated Condensed Statements of Cash Flows for the six months
            ended June 30, 2000 (restated) and 1999 (restated) ........................     6

            Notes to the Consolidated Condensed Financial Statements ..................     7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................     13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .........................................................     19

Item 4.     Submission of Matters to a Vote of Security Holders .......................     19

Item 6.     Exhibits and Reports on Form 8-K ..........................................     19

            Signatures ................................................................     20

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

         Forms 10-K for each of the years ended December 31, 2001 and December 31, 2000;

         Forms 10-Q for each of the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001;

         Forms 10-Q/A for the quarterly periods ended September 30, 2000 and March 31, 2000.

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q/A UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q/A, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE EXPECTATIONS OF THE COMPANY FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THE ORIGINAL FILING DATE OF THIS REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

PART I:  FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.  FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                            -------------------------------       -------------------------------
                                                                 2000             1999                   2000             1999
                                                            (As Restated)      (As Restated)      (As Restated)    (As Restated)
                                                            ------------       ------------       ------------       ------------
    REVENUES:

         Vacation Interval sales                            $     59,338       $     45,703       $    113,836       $     87,378
         Sampler sales                                               275                360              1,543                868
                                                            ------------       ------------       ------------       ------------
           Total sales                                            59,613             46,063            115,379             88,246

         Interest income                                           9,480              6,824             18,165             12,432
         Management fee income                                       466                640                547              1,540
         Other income                                              1,323              1,571              2,184              2,299
                                                            ------------       ------------       ------------       ------------

                   Total revenues                                 70,882             55,098            136,275            104,517

    COSTS AND OPERATING EXPENSES:

         Cost of Vacation Interval sales                          10,559              7,520             20,103             13,395
         Sales and marketing                                      31,717             24,102             62,383             45,369
         Provision for uncollectible notes                        14,682              4,504             20,531              8,766
         Operating, general and administrative                     8,577              6,197             17,128             12,580
         Depreciation and amortization                             1,886              1,367              3,699              2,604
         Interest expense and lender fees                          7,612              3,795             14,098              7,080
                                                            ------------       ------------       ------------       ------------

                   Total costs and operating expenses             75,033             47,485            137,942             89,794

         Income (loss) before benefit (provision) for
                   income taxes and extraordinary item            (4,151)             7,613             (1,667)            14,723
         Benefit (provision) for income taxes                      1,544             (2,931)               624             (5,669)
                                                            ------------       ------------       ------------       ------------

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 $     (2,607)      $      4,682       $     (1,043)      $      9,054

         Extraordinary gain on extinguishment of
                   debt (net of income tax of $197)                  316               --                  316               --
                                                            ------------       ------------       ------------       ------------

    NET INCOME (LOSS)                                       $     (2,291)      $      4,682       $       (727)      $      9,054
                                                            ============       ============       ============       ============


    BASIC AND DILUTED EARNINGS PER SHARE:

         Income (loss) before extraordinary item            $      (0.20)      $       0.36       $      (0.08)      $       0.70
         Extraordinary item                                         0.02               --                 0.02               --
                                                            ------------       ------------       ------------       ------------

                   Net income (loss)                        $      (0.18)      $       0.36       $      (0.06)      $       0.70
                                                            ============       ============       ============       ============

    WEIGHTED AVERAGE BASIC AND DILUTED
         SHARES OUTSTANDING:                                  12,889,417         12,889,417         12,889,417         12,889,417
                                                            ============       ============       ============       ============


            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                         June 30,      December 31,
                                                                           2000           1999
                                                                      --------------  --------------
                                                                      (As Restated)   (As Restated)
  ASSETS
    Cash and cash equivalents                                          $   4,243       $   4,814
    Restricted cash                                                          978             903
    Notes receivable, net of allowance for uncollectible notes of
       $47,646 and $32,023, respectively                                 339,162         282,290
    Accrued interest receivable                                            2,590           2,255
    Amounts due from affiliates                                            9,028           6,596
    Inventories                                                          120,426         112,613
    Land, equipment, buildings, and utilities, net                        50,313          50,446
    Income taxes receivable                                                2,564            --
    Land held for sale                                                     1,063           1,078
    Prepaid and other assets                                              18,256          16,947
                                                                      --------------  --------------

                   TOTAL ASSETS                                        $ 548,623       $ 477,942
                                                                      ==============  ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

    Accounts payable and accrued expenses                              $  14,462       $  13,398
    Accrued interest payable                                               3,044           2,621
    Amounts due to affiliates                                                334            --
    Unearned revenues                                                     10,950           7,998
    Income taxes payable                                                    --               185
    Deferred income taxes, net                                            25,788          26,256
    Notes payable and capital lease obligations                          262,756         194,468
    Senior subordinated notes                                             74,000          75,000
                                                                      --------------  --------------

                   Total Liabilities                                     391,334         319,926

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY
    Common stock, par value $0.01 per share, 100,000,000
          shares authorized, 13,311,517 shares issued, and
          12,889,417 shares outstanding                                      133             133
    Additional paid-in capital                                           109,339         109,339
    Retained earnings                                                     52,816          53,543
    Treasury stock, at cost (422,100 shares)                              (4,999)         (4,999)
                                                                      --------------  --------------

                   Total Shareholders' Equity                            157,289         158,016
                                                                      --------------  --------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 548,623       $ 477,942
                                                                      ==============  ==============



       See notes to consolidated condensed financial statements.

                 SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                           Common Stock
                                    -------------------------
                                      Number of      $0.01       Additional                    Treasury Stock
                                        Shares        Par          Paid-in      Retained   ------------------------
                                        Issued       Value         Capital      Earnings       Shares        Cost          Total
                                    --------------  ---------  -------------  -----------  ------------  -----------   ------------
January 1, 2000 (As Previously
     Reported)                          13,311,517     $ 133      $ 109,339     $ 56,737      (422,100)    $ (4,999)     $ 161,210

Adjustments                                      -         -              -       (3,194)            -            -         (3,194)
                                    --------------- ---------  ------------- ------------ ------------- ------------  -------------

January 1, 2000 (As Restated)           13,311,517       133        109,339       53,543      (422,100)      (4,999)       158,016

Net loss (As Restated)                           -         -              -         (727)            -            -           (727)
                                    --------------- ---------  ------------- ------------ ------------- ------------  -------------

June 30, 2000 (As Restated)             13,311,517     $ 133      $ 109,339     $ 52,816      (422,100)    $ (4,999)     $ 157,289
                                    =============== =========  ============= ============ ============= ============  =============


            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ----------------------------
                                                                                  2000           1999
                                                                              (As Restated)  (As Restated)
                                                                              -------------  -------------
    OPERATING ACTIVITIES:
         Net income (loss)                                                     $   (727)      $  9,054
         Adjustments to reconcile net income (loss) to net cash
           used in operating activities:
           Provision for uncollectible notes                                     20,531          8,766
           Depreciation and amortization                                          3,699          2,604
           Deferred income taxes                                                   (468)         2,260
           Extraordinary gain on extinguishment of debt                            (514)          --
           Increase (decrease) in cash from changes in
             assets and liabilities:
             Restricted cash                                                        (75)           (30)
             Notes receivable                                                   (77,403)       (62,146)
             Accrued interest receivable                                           (335)          (348)
             Amounts due from affiliates                                         (2,098)        (2,221)
             Inventories                                                         (7,813)       (18,251)
             Land held for sale                                                      15            (24)
             Prepaid and other assets                                            (1,499)           258
             Income tax receivable                                               (2,564)          --
             Accounts payable and accrued expenses                                1,064          6,315
             Accrued interest payable                                               423              3
             Unearned revenues                                                    2,952          3,413
             Income taxes payable                                                  (185)        (4,002)
                                                                              -------------  -------------
                Net cash used in operating activities                           (64,997)       (54,349)
                                                                              -------------  -------------

    INVESTING ACTIVITIES:
         Purchases of land, equipment, buildings, and utilities                  (1,247)       (11,489)
         Proceeds from sales of land, equipment, buildings, and utilities          --            4,494
                                                                              -------------  -------------
                Net cash used in investing activities                            (1,247)        (6,995)
                                                                              -------------  -------------

    FINANCING ACTIVITIES:
         Proceeds from borrowings from unaffiliated entities                     98,723         72,115
         Payments on borrowings to unaffiliated entities                        (33,050)       (19,053)
                                                                              -------------  -------------
                Net cash provided by financing activities                        65,673         53,062
                                                                              -------------  -------------

         Net decrease in cash and cash equivalents                                 (571)        (8,282)

    CASH AND CASH EQUIVALENTS:
         Beginning of period                                                      4,814         11,355
                                                                              -------------  -------------

         End of period                                                         $  4,243       $  3,073
                                                                              =============  =============

    SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid during the year for:

             Interest                                                          $ 13,817       $  7,480
             Income taxes                                                      $  2,790       $  7,411

         Non-cash transactions:
             Equipment acquired under capital lease or note                    $  2,165       $  4,640
             Extraordinary gain on extinguishment of debt                      $    514       $   --


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

Subsequent to the issuance of its annual and interim financial statements for the year ended December 31, 1999 and the quarterly periods in the six months ended June 30, 2000, the Company's management determined that the accounting treatment afforded to certain types of transactions was inappropriate. Accordingly, the previously reported financial information for the three and six month periods ended June 30, 2000 and 1999, along with the December 31, 1999 balance sheet, have been restated. Such restatement is further discussed in Note 5 to the Company's financial statements included herein.

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

NOTE 2 - EARNINGS PER SHARE

Outstanding stock options were not dilutive because the exercise price for such options exceeded the market price for the Company's shares for the three and six month periods ended June 30, 2000 and 1999.

NOTE 3 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                                            2000          1999
                                                                                          --------      --------
    $60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged
      as collateral for the note, at an interest rate of LIBOR plus 2.55% ..........      $ 34,249      $ 39,864

    $70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
      collateral for the note, at an interest rate of LIBOR plus 2.65% .............        51,885        45,783

    $75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of LIBOR plus 3.00% ........................        73,626        62,166

    $75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of LIBOR plus 2.67% ........................        46,436        14,150

    $30 million revolving loan agreement, which contains certain financial covenants, due September 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of Prime ...................................        27,035         6,680

    $10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
      rate of LIBOR plus 3.50% .....................................................         9,936         9,937

    $10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
      rate of LIBOR plus 3.25% .....................................................         3,917          --

    Various notes, due from August 2000 through November 2009, collateralized
      by various assets with interest rates ranging from 4.20% to 14.0% ............         3,917         4,088
                                                                                          --------      --------
            Total notes payable ....................................................       251,001       182,668
    Capital lease obligations ......................................................        11,755        11,800
                                                                                          --------      --------
            Total notes payable and capital lease obligations ......................       262,756       194,468
    10 1/2% senior subordinated notes, due 2008, interest payable semi-
      annually on April 1 and October 1, guaranteed by all of the Company's
      present and future domestic restricted subsidiaries ..........................        74,000        75,000
                                                                                          --------      --------
                                                                                          $336,756      $269,468
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

As of June 30, 2000, the Company is in default with respect to its operating covenants related to one of its revolving loan agreements, with respect to its operating covenants related to its senior subordinated notes, and with respect to under-collateralization related to a non-revolving secured lender.

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

Combined summarized operating results of the Guarantor Subsidiaries for the six months ended June 30, 2000 and 1999, are as follows (in thousands):

                                     June 30,
                         -----------------------------------
                             2000                    1999
                         -----------              ----------
    Revenues                  $--                  $  1
    Expenses                   --                   (45)
                         -----------              ----------
    Net loss                  $--                  $(44)
                         ===========              ==========

Combined summarized balance sheet information as of June 30, 2000 for the Guarantor Subsidiaries is as follows (in thousands):

                                             June 30, 2000
                                            ----------------
Other assets                                           $ 10
                                            ----------------
    Total assets                                       $ 10
                                            ================

Investment by parent (includes equity
  and amounts due to parent)                           $ 10
                                            ----------------
    Total liabilities and equity                       $ 10
                                            ================

NOTE 5 - RESTATEMENT

Subsequent to the issuance of its interim financial statements for the three and six-month periods ended June 30, 2000, the Company's management determined that the accounting treatment that had been originally afforded to certain types of transactions was inappropriate. The specific matters for which adjustments have been made are described below:

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

Provision for Uncollectible Notes - During 2000, the Company substantially reduced two programs that were previously used to remedy defaulted notes receivable. Additionally, there was a deterioration of the U.S. economy that came to public awareness in late 2000. In connection with the Company's analysis of the adequacy of its allowance for uncollectible notes for the year ended December 31, 2000, it was determined that a significant increase to the provision for uncollectible notes was warranted. Based on these results, the Company reexamined the adequacy of its reserve in prior periods. It was determined that the performance of the notes receivable portfolio began to deteriorate in the second quarter of 2000. Accordingly, the Company increased its allowance for uncollectible notes and the related provision for uncollectible notes as shown below.

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

Revision to Prepaid Customer Lists Policy - It was determined that the Company's accounting treatment for costs of acquiring marketing customer lists to be used in the leads accumulation process was inappropriate. Previously, the Company had capitalized and amortized these costs over their estimated useful lives. Subsequently, it was determined that these costs should be charged to expense as incurred. As a result, the Company charged such costs to sales and marketing expense as shown below.

Cash Flows From Operating Activities - On the consolidated statements of cash flows, customer notes receivable activity is now properly classified as an operating activity rather than an investing activity as previously reported.

A summary of the effects of these adjustments on the Company's consolidated condensed statements of operations is as follows (in thousands):

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              -----------------------       -------------------------
                                                                 1999          2000            1999            2000
                                                              --------       --------       ---------       ---------
    Revenues As Previously Reported ....................      $ 56,373       $ 71,319       $ 105,453       $ 136,225
     Revision to downgrade policy ......................          --              698            --               780

     Delayed cancellation of rescinded sales ...........          (746)          (843)         (1,107)         (1,017)
     Deferral of sales within the rescission period ....          (316)          --                49             585
     Revision to interest income related to loan .......
      amortization .....................................          --              180            --               218
     Revision to sampler revenue recognition policy ....          (264)          (397)            141            (310)
     Reconciliation of lender debt .....................            51            (75)            (19)           (206)
                                                              --------       --------       ---------       ---------
            Total adjustments ..........................        (1,275)          (437)           (936)             50

     Revenues As Restated ..............................      $ 55,098       $ 70,882       $ 104,517       $ 136,275
                                                              ========       ========       =========       =========

    Costs and Expenses As Previously Reported ..........      $ 47,468       $ 65,395       $  88,663       $ 127,252
        Increased provision for uncollectible notes ....          --            8,379            --             8,779
        Revision to downgrade policy ...................          --              698            --               780
        Delayed cancellation of rescinded sales ........          (214)          (244)           (299)           (293)
        Deferral of sales within the rescission period .          (117)          --               122             249

        Revision to sampler revenue recognition policy .            73             18             672              38
        Reconciliation of lender debt ..................            (6)             6              76             161
        Litigation costs ...............................          --              503            --               639
        Revision to prepaid customer lists policy ......          --              185            --               185
        Other miscellaneous items ......................           281             93             560             152
                                                               --------       --------       ---------       ---------
           Total adjustments ..........................            17          9,638           1,131          10,690

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                             ------------------------      -------------------------
                                                                1999           2000           1999            2000
                                                             ------------------------      -------------------------
        Costs and Expenses As Restated .................      $ 47,485       $ 75,033       $  89,794       $ 137,942
                                                              ========       ========       =========       =========
    Income before provision for income taxes as
    previously reported ................................      $  8,905       $  5,924       $  16,790       $   8,973
        Total adjustments ..............................        (1,292)       (10,075)         (2,067)        (10,640)
                                                               --------       --------       ---------       ---------
        Income (loss) before provision for income taxes
        as restated ....................................      $  7,613       $ (4,151)      $  14,723       $  (1,667)
                                                              ========       ========       =========       =========
    Provision for income taxes as previously reported ..      $  3,428       $  2,281       $   6,464       $   3,455
        Total adjustments ..............................          (497)        (3,825)           (795)         (4,079)
                                                               --------       --------       ---------       ---------
        Provision (benefit) for income taxes as restated      $  2,931       $ (1,544)      $   5,669       $    (624)
                                                              ========       ========       =========       =========
    Net income as previously reported ..................      $  5,477       $  3,959       $  10,326       $   5,834
        Total adjustments ..............................          (795)        (6,250)         (1,272)         (6,561)
                                                               --------       --------       ---------       ---------
        Net income (loss) as restated ..................      $  4,682       $ (2,291)      $   9,054       $    (727)
                                                              ========       ========       =========       =========

A summary of the significant effects of the restatement on the Company's consolidated condensed financial statements for the three and six month periods ended June 30, 2000 and 1999, and as of June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                            -----------------------------------------------
                                                                                     1999                       2000
                                                                            ---------------------     ---------------------
                                                                               AS                        AS
                                                                            PREVIOUSLY      AS        PREVIOUSLY      AS
                                                                             REPORTED    RESTATED      REPORTED    RESTATED
                                                                            ----------   --------     ----------   --------

        Vacation Interval sales .......................................      $46,447      $45,703      $59,159      $ 59,338
        Sampler sales .................................................        1,327          360          984           275
        Total revenues ................................................       56,373       55,098       71,319        70,882
        Total costs and expenses ......................................       47,468       47,485       65,395        75,033
        Income (loss) before provision (benefit) for income taxes and
             extraordinary item .......................................        8,905        7,613        5,924        (4,151)

        Net income (loss) .............................................        5,477        4,682        3,959        (2,291)
        Earnings (loss) per share before extraordinary item - basic and         0.42         0.36         0.29         (0.20)
             diluted
        Earnings (loss) per share - basic and diluted .................         0.42         0.36         0.31         (0.18)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------------------------------
                                                                                    1999                          2000
                                                                           ----------------------      --------------------------
                                                                              AS                           AS
                                                                           PREVIOUSLY      AS          PREVIOUSLY          AS
                                                                            REPORTED    RESTATED        REPORTED        RESTATED
                                                                           ---------    ---------      ----------       ---------
        Vacation Interval sales .......................................    $  87,775    $  87,378       $ 113,045       $ 113,836
        Sampler sales .................................................        2,027          868           2,281           1,543
        Total revenues ................................................      105,453      104,517         136,226         136,275
        Total costs and expenses ......................................       88,663       89,794         127,253         137,942
        Income (loss) before provision (benefit) for income taxes and
               extraordinary item .....................................       16,790       14,723           8,973          (1,667)


        Net income (loss) .............................................       10,326        9,054           5,834            (727)
        Earnings (loss) per share before extraordinary item - basic and         0.80         0.70            0.43           (0.08)
               diluted
        Earnings (loss) per share - basic and diluted .................         0.80         0.70            0.45           (0.06)

        Net cash provided by (used in) operating activities ...........          728      (54,349)          1,283         (64,997)


        Net cash used in investing activities .........................      (61,459)      (6,995)        (67,570)         (1,247)

                                                   DECEMBER 31, 1999         JUNE 30, 2000
                                             ------------------------------------------------------
                                                 AS                           AS
                                             PREVIOUSLY                   PREVIOUSLY
                                              REPORTED     AS RESTATED     REPORTED     AS RESTATED
                                             ----------    -----------    ----------    -----------
    Notes receivable, net ...............      $286,581      $282,290      $352,905      $339,162
    Accrued interest receivable .........           (a)         2,255           (a)         2,590
    Land held for sale ..................           (a)         1,078           (a)         1,063
    Prepaid and other assets ............        17,203        16,947        18,726        18,256
    Accounts payable and accrued expenses        15,539        13,398        16,560        14,462
    Accrued interest payable ............           (a)         2,621           (a)         3,044
    Unearned revenues ...................         5,601         7,998         8,427        10,950
    Deferred income taxes, net ..........        28,251        26,256        29,299        25,788
    Notes payable and capital lease .....       194,171       194,468       262,502       262,756
    obligations
    Retained earnings ...................        56,737        53,543        62,571        52,816

    Total shareholders' equity ..........       161,210       158,016       167,044       157,289


(a)  - not previously presented separately


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated condensed financial statements for the three and six months ended June 30, 2000 and 1999, have been restated as discussed in Note 5 to the accompanying consolidated condensed financial statements. The information included in the following discussion gives effect to that restatement.

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

RESULTS OF OPERATIONS

                                                     Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                     -----------------       -----------------
                                                      2000       1999        2000         1999
                                                     -----       -----       -----       -----
    As a percentage of total revenues:
         Vacation Interval sales                      83.7%       82.9%       83.5%       83.6%
         Sampler sales                                 0.4%        0.7%        1.2%        0.8%
                                                     -----       -----       -----       -----
            Total sales                               84.1%       83.6%       84.7%       84.4%

         Interest income                              13.4%       12.4%       13.3%       11.9%
         Management fee income                         0.7%        1.2%        0.4%        1.5%
         Other income                                  1.8%        2.8%        1.6%        2.2%
                                                     -----       -----       -----       -----
              Total revenues                         100.0%      100.0%      100.0%      100.0%

    As a percentage of Vacation Interval sales:
         Cost of Vacation Interval sales              17.8%       16.5%       17.7%       15.3%
         Provision for uncollectible notes            24.7%        9.9%       18.0%       10.0%

    As a percentage of total sales:
         Sales and marketing                          53.2%       52.3%       54.1%       51.4%

    As a percentage of total revenues:
         Operating, general and administrative        12.1%       11.2%       12.6%       12.0%
         Depreciation and amortization                 2.7%        2.5%        2.7%        2.5%

    As a percentage of interest income:
         Interest expense and lender fees             80.3%       55.6%       77.6%       56.9%

The following table sets forth certain operating information for the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

Revenues for the quarter ended June 30, 2000 were $70.9 million, representing a $15.8 million or 28.6% increase over revenues of $55.1 million for the quarter ended June 30, 1999. The increase was primarily due to a $13.6 million increase in sales of Vacation Intervals and a $2.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the second quarter of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the second quarter of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, was 3,947 compared to 3,943 in the same period of 1999; however, the average price per interval increased 15.2% to $9,828 from $8,534. Total interval sales for the second quarter of 2000 included 1,768 biennial intervals (counted as 884 Vacation Intervals) compared to 1,455 (728 Vacation Intervals) in the second quarter of 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the second quarter of 2000, the 4,211 upgraded Vacation Intervals were sold at an average price of $4,879 compared to 2,762 upgraded Vacation Intervals sold at an average price of $4,364 during the comparable 1999 period.

Sampler sales decreased $85,000 to $275,000 for the quarter ended June 30, 2000, compared to $360,000 for the same period in 1999. Despite an increase in sales contracts, the decrease resulted from the timing of revenue recognition, which corresponds to when members utilize their stays.

Interest income increased 38.9% to $9.5 million for the quarter ended June 30, 2000, from $6.8 million for the same period of 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $174,000 for the second quarter of 2000, as compared to the second quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $248,000 to $1.3 million for the second quarter of 2000 compared to $1.6 million for the same period of 1999. The decrease primarily relates to a reduction of sales of the Bonus Time Program to owners of Vacation Intervals at the Company's managed resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.8% in the second quarter of 2000, from 16.5% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the second quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 53.2% for the quarter ended June 30, 2000, from 52.3% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the second quarter of 2000. The Company increased its headcount at the call centers significantly since the second quarter of 1999, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management for the remainder of 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 24.7% for the second quarter of 2000, compared to 9.9% the second quarter of 1999. The increased provision for uncollectible notes was due to a deterioration of the U.S. economy and a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 12.1% for the second quarter of 2000, compared to 11.2% for the same period of 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and increased title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.7% for the quarter ended June 30, 2000, compared to 2.5% for the quarter ended June 30, 1999. Overall, depreciation and amortization expense increased $519,000 for the second quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 80.3% for the second quarter of 2000, from 55.6% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.6% in the second quarter of 2000 compared to 9.0% in the second quarter of 1999.

Income (Loss) before Benefit (Provision) for Income Taxes and Extraordinary Item

Income (loss) before benefit (provision) for income taxes and extraordinary item decreased $11.8 million to a loss of $4.2 million for the quarter ended June 30, 2000, from income of $7.6 million for the quarter ended June 30, 1999. The decrease is a result of the aforementioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes and extraordinary item was 37.2% for the second quarter of 2000 compared to 38.5% in the second quarter of 1999. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the second quarter of 2000. There were no extraordinary items during the second quarter of 1999.

Net Income (Loss)

Net income decreased $7.0 million to a loss of $2.3 million for the quarter ended June 30, 2000, as compared to net income of $4.7 million for the quarter ended June 30, 1999. The decrease is a result of the aforementioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

Revenues for the six months ended June 30, 2000 were $136.3 million, representing a $31.8 million or 30.4% increase over revenues of $104.5 million for the six months ended June 30, 1999. The increase was primarily due to a $26.5 million increase in sales of Vacation Intervals and a $5.7 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the six months of 2000 versus the same period of 1999, improved closing percentages at several sales offices, and increased sales prices.

In the first half of 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, decreased 0.5% to 7,824 from 7,866 in the same period of 1999; however, the average price per interval increased 17.9% to $9,829 from $8,339. Total interval sales for the six months ended June 30, 2000 included 3,434 biennial intervals (counted as 1,717 Vacation Intervals) compared to 2,872 (1,436 Vacation Intervals) in the six months ended June 30, 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the first half of 2000, the 7,706 upgraded Vacation Intervals were sold at an average price of $4,792 compared to 5,010 upgraded Vacation Intervals sold at an average price of $4,348 during the comparable 1999 period.

Sampler sales increased $675,000 to $1.5 million for the six months ended June 30, 2000, compared to $868,000 for the same period in 1999. The increase is consistent with the overall increase in Vacation Interval sales.

Interest income increased 46.1% to $18.2 million for the six months ended June 30, 2000, from $12.4 million for the same period of 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since June 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $993,000 for the first half of 2000, as compared to the first half of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $115,000 to $2.2 million for the six months ended June 30, 2000 compared to $2.3 million for the same period of 1999. The decrease primarily relates to a reduction of sales of the Bonus Time Program to owners of Vacation Intervals at the Company's managed resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.7% in the six months ended June 30, 2000, from 15.3% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales increased compared to 1999. This increase, however, was partially offset by increased sales prices since June 30, 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 54.1% for the six months ended June 30, 2000, from 51.4% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first half of 2000. The Company increased its headcount at the call centers significantly since the second quarter of 1999, which created inefficiencies due to temporary lack of available training resources. In addition, the Company has moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs has been slower in generating leads than originally planned. A major focus of Company management for the remainder of 2000 is to improve the efficiencies of the marketing process, which will bring sales and marketing expenses more in line with expectations.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 18.0% for the six months ended June 30, 2000, compared to 10.0% for the same period of 1999. The increased provision for uncollectible notes was due to the deterioration of the U.S. economy and a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 12.6% for the six months ended June 30, 2000, as compared to 12.0% for the six months ended June 30, 1999. The increase is primarily attributable to increased legal expenses, increases in payroll taxes, employee benefits, and workers' compensation related to Company growth, and an increase in title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 2.7% for the six months ended June 30, 2000, compared to 2.5% for the six months ended June 30, 1999. Overall, depreciation and amortization expense increased $1.1 million for the first half of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 77.6% for the first half of 2000, from 56.9% for the first half of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.5% in the first six months of 2000 compared to 9.2% in the first six months of 1999.

Income (Loss) before Benefit (Provision) for Income Taxes and Extraordinary Item

Income (loss) before benefit (provision) for income taxes and extraordinary item decreased $16.4 million to a loss of $1.7 million for the six months ended June 30, 2000 from income of $14.7 million for the six months ended June 30, 1999. The decrease is a result of the aforementioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes and extraordinary item was 37.4% for the first six months of 2000 compared to 38.5% for the same period of 1999. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the first six months of 2000. There were no extraordinary items during the first six months of 1999.

Net Income (Loss)

Net income decreased $9.8 million to a loss of $727,000 for the six months ended June 30, 2000, as compared to net income of $9.1 million for the six months ended June 30, 1999. The decrease is a result of the aforementioned operating results.

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

For the six months ended June 30, 2000 and 1999, cash provided by financing activities was $65.7 million and $53.1 million, respectively. The increase in net cash provided by financing activities was primarily due to increased borrowings against pledged notes receivable during the six months ended June 30, 2000, compared to the same period of 1999. As of June 30, 2000, the Company's credit facilities provide for loans of up to $325.0 million. At June 30, 2000, approximately $248.2 million of principal related to advances under the credit facilities was outstanding. For the six months ended June 30, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.5%.

USES OF CASH. During the six months ended June 30, 2000, cash used in operating activities was $65.0 million, compared to cash used in operating activities of $54.3 million for the same period of 1999. The increase in cash used in operating activities was primarily the result of an increase in customer notes receivable.

Investing activities typically reflect a net use of cash as a result of capital additions and property acquisitions. Net cash used in investing activities for the six months ended June 30, 2000 and 1999, was $1.2 million and $7.0 million, respectively. The decrease was primarily due to decreased purchases of land, equipment, buildings, and utilities offset by $4.5 million of cash received in the first half of 1999 related to sales of equipment.

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

At the same meeting, a proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the ensuing year was submitted to a vote of the Company's stockholders. The voting was as follows:

                                                     Votes For         Votes Against    Abstained
                                                     ---------         -------------    ---------
         Ratification of Independent Auditors        12,426,159           9,958           24,821


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Unless otherwise indicated, the following items were included with the original Form 10-Q for the quarterly period ended June 30, 2000 filed on August 11, 2000.

(a) Exhibits

*99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------
*Filed herewith

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

Date:  November 19, 2002                              /s/ ROBERT E. MEAD
                                                      --------------------------
                                                      Robert E. Mead
                                                      Chairman and Chief
                                                      Executive Officer

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