Form 10-Q/A
period 2000-09-30
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

================================================================================


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


================================================================================

                            SILVERLEAF RESORTS, INC.

                                      INDEX

This amendment No. 1 on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements, included in Item 1, as discussed in Note 5 thereto.

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Consolidated Condensed Statements of Operations for the three months
          and nine months ended September 30, 2000 (restated) and 1999 (restated)......   3

          Consolidated Condensed Balance Sheets as of September 30, 2000 (restated)
          and December 31, 1999 (restated).............................................   4

          Consolidated Condensed Statement of Shareholders' Equity for the nine
          months ended September 30, 2000 (restated)...................................   5

          Consolidated Condensed Statements of Cash Flows for the nine months
          ended September 30, 2000 (restated) and 1999 (restated)......................   6

          Notes to the Consolidated Condensed Financial Statements.....................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations........................................................  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................  19

Item 6.   Exhibits and Reports on Form 8-K.............................................  19

          Signatures...................................................................  20

                                EXPLANATORY NOTE

      On November 19, 2002, the Company simultaneously filed this Form 10Q/A report and the other below described delinquent and/or amended reports with the Securities and Exchange Commission:

      - Forms 10-Q for each of the quarterly periods ended June 30, 2002 and March 31, 2002;

      - Forms 10-K for each of the years ended December 31, 2001 and December 31, 2000;

      - Forms 10-Q for each of the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001;

      - Forms 10-Q/A for each of the quarterly periods ended June 30, 2000 and March 31, 2000.

      CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q/A UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q/A, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE EXPECTATIONS OF THE COMPANY FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE ORIGINAL FILING DATE OF THIS REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, AND HAVE NOT BEEN UPDATED FOR THIS FILING AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

PART I  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended                    Nine Months Ended
                                                            -------------------------------     -------------------------------
                                                                    September 30,                       September 30,
                                                            -------------------------------     -------------------------------
                                                                2000              1999              2000              1999
                                                            -------------     -------------     -------------     -------------
                                                            (As Restated)     (As Restated)     (As Restated)     (As Restated)
REVENUES:

        Vacation Interval sales                             $     67,585      $     51,517      $    181,421      $    138,895
        Sampler sales                                                994               421             2,537             1,289
                                                            ------------      ------------      ------------      ------------
          Total sales                                             68,579            51,938           183,958           140,184

        Interest income                                           10,469             7,656            28,635            20,088
        Management fee income                                        150               678               697             2,218
        Other income                                               1,836             1,590             4,020             3,889
                                                            ------------      ------------      ------------      ------------

                  Total revenues                                  81,034            61,862           217,310           166,379

COSTS AND OPERATING EXPENSES:

        Cost of Vacation Interval sales                           11,282             7,983            31,385            21,378
        Sales and marketing                                       32,577            26,781            94,960            72,150
        Provision for uncollectible notes                         39,597             5,036            60,128            13,802
        Operating, general and administrative                      8,766             7,214            25,894            19,794
        Depreciation and amortization                              1,925             1,472             5,624             4,076
        Interest expense and lender fees                           8,939             4,537            23,037            11,617
                                                            ------------      ------------      ------------      ------------

                  Total costs and operating expenses             103,086            53,023           241,028           142,817

        Income (loss) before benefit (provision) for
                  income taxes and extraordinary item            (22,052)            8,839           (23,718)           23,562
        Benefit (provision) for income taxes                       8,164            (3,403)            8,788            (9,072)
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          (13,888)            5,436           (14,930)           14,490

        Extraordinary gain on extinguishment of
                  debt (net of income tax of $197)                    --                --               316                --
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                           $    (13,888)     $      5,436      $    (14,614)     $     14,490
                                                            ============      ============      ============      ============


BASIC AND DILUTED EARNINGS PER SHARE:

        Income (loss) before extraordinary item             $      (1.08)     $       0.42      $      (1.16)     $       1.12
        Extraordinary item                                            --                --              0.02                --
                                                            ------------      ------------      ------------      ------------

                  Net income (loss)                         $      (1.08)     $       0.42      $      (1.14)     $       1.12
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE BASIC AND DILUTED
        SHARES OUTSTANDING:                                   12,889,417        12,889,417        12,889,417        12,889,417
                                                            ============      ============      ============      ============

            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                      September 30,   December 31,
                                    ASSETS                                2000           1999
                                                                      -------------   ------------
                                                                      (As Restated)   (As Restated)
Cash and cash equivalents                                               $   7,596      $   4,814
Restricted cash                                                             1,178            903
Notes receivable, net of allowance for uncollectible notes of
   $70,332 and $32,023, respectively                                      347,602        282,290
Accrued interest receivable                                                 2,976          2,255
Amounts due from affiliates                                                11,168          6,596
Inventories                                                               121,972        112,613
Land, equipment, buildings, and utilities, net                             50,929         50,446
Income tax receivable                                                       3,404             --
Land held for sale                                                            939          1,078
Prepaid and other assets                                                   18,535         16,947
                                                                        ---------      ---------
                  TOTAL ASSETS                                          $ 566,299      $ 477,942
                                                                        =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                                   $  15,007      $  13,398
Accrued interest payable                                                    5,276          2,621
Amounts due to affiliates                                                     270             --
Unearned revenues                                                          11,667          7,998
Income taxes payable                                                           --            185
Deferred income taxes, net                                                 17,623         26,256
Notes payable and capital lease obligations                               299,054        194,468
Senior subordinated notes                                                  74,000         75,000
                                                                        ---------      ---------
                  Total Liabilities                                       422,897        319,926

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                           133            133
Additional paid-in capital                                                109,339        109,339
Retained earnings                                                          38,929         53,543
Treasury stock, at cost (422,100 shares)                                   (4,999)        (4,999)
                                                                        ---------      ---------

                  Total Shareholders' Equity                              143,402        158,016
                                                                        ---------      ---------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 566,299      $ 477,942
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

                                         Common Stock
                                     --------------------
                                     Number of      $0.01   Additional                     Treasury Stock
                                       Shares        Par     Paid-in      Retained      ---------------------
                                       Issued       Value    Capital      Earnings       Shares        Cost          Total
                                     ----------     -----   ----------    --------      --------      -------      ---------
January 1, 2000 (As Previously
        Reported)                    13,311,517     $133     $109,339     $ 56,737      (422,100)     $(4,999)     $ 161,210

Adjustments                                  --       --           --       (3,194)           --           --         (3,194)
                                     ----------     ----     --------     --------      --------      -------      ---------

January 1, 2000 (As Restated)        13,311,517      133      109,339       53,543      (422,100)      (4,999)       158,016

Net loss (As Restated)                       --       --           --      (14,614)           --           --        (14,614)
                                     ----------     ----     --------     --------      --------      -------      ---------

September 30, 2000 (As Restated)     13,311,517     $133     $109,339     $ 38,929      (422,100)     $(4,999)     $ 143,402
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                               2000           1999
                                                                           -------------  -------------
                                                                           (As Restated)  (As Restated)
OPERATING ACTIVITIES:
        Net income (loss)                                                    $ (14,614)     $  14,490
        Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Provision for uncollectible notes                                     60,128         13,802
          Depreciation and amortization                                          5,624          4,076
          Gain on sale of investment                                              (317)            --
          Deferred income taxes                                                 (8,633)         4,149
          Extraordinary gain on extinguishment of debt                            (514)            --
          Increase (decrease) in cash from changes in
            assets and liabilities:
            Restricted cash                                                       (275)           (30)
            Notes receivable                                                  (125,440)       (97,533)
            Accrued interest receivable                                           (721)          (588)
            Amounts due from affiliates                                         (4,302)        (4,465)
            Inventories                                                         (9,359)       (25,346)
            Land held for sale                                                     456           (541)
            Prepaid and other assets                                            (1,855)           497
            Income tax receivable                                               (3,404)            --
            Accounts payable and accrued expenses                                1,609          5,193
            Accrued interest payable                                             2,655          2,250
            Unearned revenues                                                    3,669          4,764
            Income taxes payable                                                  (185)        (2,502)
                                                                             ---------      ---------
               Net cash used in operating activities                           (95,478)       (81,784)
                                                                             ---------      ---------

INVESTING ACTIVITIES:
        Purchases of land, equipment, buildings, and utilities                  (1,688)       (15,576)
        Proceeds from sales of land, equipment, buildings, and utilities            --          6,466
                                                                             ---------      ---------
               Net cash used in investing activities                            (1,688)        (9,110)
                                                                             ---------      ---------

FINANCING ACTIVITIES:
        Proceeds from borrowings from unaffiliated entities                    142,951        145,832
        Payments on borrowings to unaffiliated entities                        (43,003)       (58,267)
                                                                             ---------      ---------
               Net cash provided by financing activities                        99,948         87,565
                                                                             ---------      ---------

        Net change in cash and cash equivalents                                  2,782         (3,329)

CASH AND CASH EQUIVALENTS:
        Beginning of period                                                      4,814         11,355
                                                                             ---------      ---------

        End of period                                                        $   7,596      $   8,026
                                                                             =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash paid during the year for:
            Interest                                                         $  20,432      $  10,038
            Income taxes                                                     $   3,630      $   7,426

        Non-cash transactions:
            Equipment acquired under capital lease or note                   $   4,188      $   9,114
            Extraordinary gain on extinguishment of debt                     $     514      $      --

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

Subsequent to the issuance of its annual and interim financial statements for the year ended December 31, 1999 and the three and nine month periods ended September 30, 2000, the Company's management determined that the accounting treatment afforded to certain types of transactions was inappropriate. Accordingly, the previously reported financial information for the three and nine month periods ended September 30, 2000 and 1999, along with the December 31, 1999 balance sheet, have been restated. Such restatement is further discussed in Note 5 to the Company's financial statements included herein.

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

SAB No. 101-- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which is required to be adopted by the Company in 2000. In connection with the adoption of SAB No. 101 in the fourth quarter of 2000, management determined that its methodology for recording sampler sales was inappropriate. As a result, the Company has changed its method of accounting for sampler sales, and treated such change as a correction of an error. See Note 5. There were no other significant changes in the Company's accounting practices resulting from the adoption of SAB No. 101.

NOTE 2 - EARNINGS PER SHARE

Outstanding stock options were not dilutive because the exercise price for such options exceeded the market price for the Company's shares for the three and nine months periods ended September 30, 1999. Outstanding stock options totaling approximately $1,594,000 options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2000.

NOTE 3 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                                             September 30,     December 31,
                                                                                                 2000             1999
                                                                                             -------------     ------------
    $60 million revolving loan agreement, which contains certain financial covenants, due December 2000, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note,
      at an interest rate of LIBOR plus 2.55% .....................................          $ 34,423          $ 39,864

    $70 million revolving loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
      LIBOR plus 2.65% .............................................................            59,843            45,783

    $75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of LIBOR plus 3.00% ........................            74,182            62,166

     $75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of LIBOR plus 2.67% ........................            67,520            14,150

    $40 million revolving loan agreement, which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
      for the note, at an interest rate of Prime ...................................            27,759             6,680

    $10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest
      rate of LIBOR plus 3.50% .....................................................             9,936             9,937

    $10 million inventory loan agreement, which contains certain financial covenants, due November 2001, interest payable monthly, at an interest
      rate of LIBOR plus 3.25% .....................................................             8,925              --

    Various notes, due from October 2000 through November 2009, collateralized
      by various assets with interest rates ranging from 4.20% to 14.0% ............             3,795             4,088
                                                                                             -------------     ------------
            Total notes payable ....................................................           286,383           182,668
    Capital lease obligations ......................................................            12,671            11,800
                                                                                             -------------     ------------
            Total notes payable and capital lease obligations ......................           299,054           194,468
    10 1/2% senior subordinated notes, due 2008, interest payable semi-
      annually on April 1 and October 1, guaranteed by all of the Company's
      present and future domestic restricted subsidiaries ..........................            74,000            75,000
                                                                                             -------------     ------------
                                                                                              $373,054          $269,468
                                                                                             =============     ============

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

As of September 30, 2000, the Company is in default with respect to its operating covenants related to one of its revolving loan agreements, with respect to its operating covenants related to its senior subordinated notes, and with respect to under-collateralization related to a non-revolving secured lender.

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

Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 2000 and 1999, are as follows (in thousands):

                            September 30,
                          -----------------
                          2000         1999
                          ----         ----
        Revenues          $--          $ 46
        Expenses           --           (65)
                          ----         ----
        Net loss          $--          $(19)
                          ====         ====

Combined summarized balance sheet information as of September 30, 2000 for the Guarantor Subsidiaries is as September 30, follows (in thousands):

                                               2000
                                               ----
    Other assets                                $10
                                               ----
              Total assets                      $10
                                               ====
    Investment by parent (includes equity
      and amounts due to parents                $10
                                               ----
              Total liabilities and equity      $10
                                               ====

NOTE 5 - RESTATEMENT

Subsequent to the issuance of its interim financial statements for the three and nine-month periods ended September 30, 2000, the Company's management determined that the accounting treatment that had been originally afforded to certain types of transactions was inappropriate. The specific matters for which adjustments have been made are described below:

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

Incorrect Application of Membership Dues Payments - It was discovered that membership dues payments had been inappropriately applied as principal payments on customer notes receivable. This misapplication resulted in the Company recognizing Vacation Interval sales on accounts without a 10% down payment. To appropriately defer Vacation Interval sales without a 10% down payment, the Company deferred Vacation Interval sales previously recognized in the quarter ended September 30, 2000, as shown below.

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

A summary of the effects of these adjustments on the Company's consolidated condensed statements of operations is as follows (in thousands):

                                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             -----------------------------------------------------
                                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             ------------------------     ------------------------
                                                                               1999            2000         1999             2000
                                                                             --------       ---------     ---------       --------
    Revenues As Previously Reported ...................................      $ 61,534       $  75,519     $ 166,987       $ 211,745
        Revision to downgrade policy ..................................          --             3,451          --             4,231
        Delayed cancellation of rescinded sales .......................          (118)          1,927        (1,225)            910
        Deferral of sales within the rescission period ................           472            --             521             585
        Incorrect application of membership dues payments .............          --              (104)         --              (104)
        Revision to interest income related to loan amortization ......          --               718          --               936
        Revision to sampler revenue recognition policy ................          (116)           (416)           25            (726)
       Reconciliation of lender debt .................................             90             (61)           71            (267)
                                                                             --------        --------       -------        --------
            Total adjustments .........................................           328           5,515          (608)          5,565

        Revenues As Restated ..........................................      $ 61,862       $  81,034     $ 166,379       $ 217,310
                                                                             ========        ========      ========        ========

    Costs and Expenses As Previously Reported                                $ 52,710       $  68,449     $ 141,373       $ 195,701

        Increased provision for uncollectible notes ...................          --            29,751          --            38,530
        Revision to downgrade policy ..................................          --             3,451          --             4,231
        Delayed cancellation of rescinded sales .......................           (34)            556          (333)            263
        Deferral of sales within the rescission period ................           158            --             280             249
        Incorrect application of membership dues payments .............          --               (44)         --               (44)
        Revision to sampler revenue recognition policy ................           200             (12)          872              26


                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                ------------------             -----------------
                                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                                                   -------------                 ---------------
                                                                                1999            2000            1999           2000
                                                                                -----           ----           -----          -----
        Reconciliation of lender debt .................................           (81)             33              (5)          194
        Litigation costs ..............................................          --               402            --           1,041
        Revision to prepaid customer lists policy .....................          --               203            --             388
        Other miscellaneous items .....................................            70             297             630           449
                                                                               ------        --------          ------       --------
           Total adjustments .........................................            313          34,637           1,444        45,327
        Costs and Expenses As Restated ................................      $ 53,023       $ 103,086       $ 142,817     $ 241,028
                                                                               ======        ========          =======      ========

    Income before provision for income taxes as previously reported ...     $   8,824        $  7,070       $  25,614     $  16,044
        Total adjustments .............................................            15         (29,122)         (2,052)      (39,762)
                                                                               ------        --------          -------      --------
        Income (loss) before provision for income taxes as restated ...      $  8,839       $ (22,052)      $  23,562     $ (23,718)
                                                                               ======        =========         =======      ========
    Provision for income taxes as previously reported .................      $  3,397       $   2,722       $   9,861     $   6,178
        Total adjustments .............................................             6         (10,886)           (789)      (14,966)
                                                                               ------        ---------         -------      --------
        Provision (benefit) for income taxes as restated ..............      $  3,403       $  (8,164)      $   9,072     $  (8,788)
                                                                               ======        =========         =======      ========
    Net income as previously reported .................................      $  5,427       $   4,348       $  15,753     $  10,182
        Total adjustments .............................................             9         (18,236)         (1,263)      (24,796)
                                                                               ------        ---------         -------      --------
        Net income (loss) as restated .................................      $  5,436       $ (13,888)      $  14,490     $ (14,614)
                                                                               ======        =========         =======      ========

A summary of the significant effects of the restatement on the Company's consolidated condensed financial statements for the three and nine month periods ended September 30, 2000 and 1999, and as of September 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------------------------
                                                                                1999                      2000
                                                                     ----------------------     -----------------------
                                                                         AS                         AS
                                                                     PREVIOUSLY       AS        PREVIOUSLY       AS
                                                                      REPORTED      RESTATED     REPORTED     RESTATED
                                                                     ----------     -------     ----------    ---------
    Vacation Interval sales .....................................      $50,706      $51,517      $61,831      $  67,585
    Sampler sales ...............................................        1,247          421        1,891            994
    Total revenues ..............................................       61,534       61,862       75,519         81,034
    Total costs and expenses ....................................       52,710       53,023       68,449        103,086
    Income (loss) before provision (benefit) for income taxes and
         Extraordinary item .....................................        8,824        8,839        7,070        (22,052)
    Net income (loss) ...........................................        5,427        5,436        4,348        (13,888)
    Earnings (loss) per share - basic and diluted ...............         0.42         0.42         0.34          (1.08)



                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -----------------------------------------------------
                                                                                    1999                            2000
                                                                           -----------------------       -----------------------
                                                                              AS                            AS
                                                                           PREVIOUSLY       AS           PREVIOUSLY        AS
                                                                            REPORTED      RESTATED        REPORTED       RESTATED
                                                                           ---------     ---------       ---------     ---------
Vacation Interval sales ...............................................   $ 138,481     $ 138,895       $ 174,876     $ 181,421
Sampler sales .........................................................       3,274         1,289           4,172         2,537
Total revenues ........................................................     166,987       166,379         211,745       217,310
Total costs and expenses ..............................................     141,373       142,817         195,701       241,028
Income (loss) before provision (benefit) for income taxes and
       extraordinary item .............................................      25,614        23,562          16,044       (23,718)
Net income (loss) .....................................................      15,753        14,490          10,182       (14,614)
Earnings (loss) per share before extraordinary item - basic and diluted        1.22          1.12            0.77         (1.16)
Earnings (loss) per share - basic and diluted .........................        1.22          1.12            0.79         (1.14)

Net cash provided by (used in) operating activities ...................       2,916       (81,784)          6,857       (95,478)
Net cash used in investing activities .................................     (93,650)       (9,110)       (103,779)       (1,688)

                                                          DECEMBER 31, 1999          SEPTEMBER 30, 2000
                                                     ------------------------    ----------------------
                                                        AS                          AS
                                                     PREVIOUSLY                  PREVIOUSLY
                                                      REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                                     ----------   -----------    ----------   ---------
    Notes receivable, net .....................      $286,581      $282,290      $389,113      $347,602
    Accrued interest receivable ...............           (a)         2,255           (a)         2,976
    Land held for sale ........................           (a)         1,078           (a)           939
    Prepaid and other assets ..................        17,203        16,947        19,211        18,535
    Accounts payable and accrued expenses .....        15,539        13,398        18,993        15,007
    Accrued interest payable ..................           (a)         2,621           (a)         5,276
    Unearned revenues .........................         5,601         7,998         8,704        11,667
    Deferred income taxes, net ................        28,251        26,256        31,180        17,623
    Notes payable and capital lease obligations       194,171       194,468       298,956       299,054
    Retained earnings .........................        56,737        53,543        66,919        38,929
    Total shareholders' equity ................       161,210       158,016       171,392       143,402

(a) -not previously presented separately

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated condensed financial statements for the three and nine months ended September 30, 2000 and 1999, have been restated as discussed in
Note 5 to the accompanying consolidated condensed financial statements. The information included in the following discussion gives effect to that restatement.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                        Three Months Ended      Nine Months Ended
                                                        ------------------      -----------------
                                                           September 30,            September 30,
                                                        -----------------       -----------------
                                                         2000        1999        2000        1999
                                                        -----       -----       -----       -----
    As a percentage of total revenues:
             Vacation Interval sales .............       83.4%       83.3%       83.5%       83.5%
             Sampler sales .......................        1.2%        0.7%        1.2%        0.8%
                                                        -----       -----       -----       -----
                Total sales ......................       84.6%       84.0%       84.7%       84.3%

             Interest income .....................       12.9%       12.4%       13.2%       12.1%
             Management fee income ...............        0.2%        1.1%        0.3%        1.3%
             Other income ........................        2.3%        2.5%        1.8%        2.3%
                                                        -----       -----       -----       -----
                  Total revenues .................      100.0%      100.0%      100.0%      100.0%

    As a percentage of Vacation Interval sales:
             Cost of Vacation Interval sales .....       16.7%       15.5%       17.3%       15.4%
             Provision for uncollectible notes ...       58.6%        9.8%       33.1%        9.9%

    As a percentage of total sales:
             Sales and marketing .................       47.5%       51.6%       51.6%       51.5%

    As a percentage of total revenues:
             Operating, general and administrative       10.8%       11.7%       11.9%       11.9%
             Depreciation and amortization .......        2.4%        2.4%        2.6%        2.4%

    As a percentage of interest income:
             Interest expense and lender fees ....       85.4%       59.3%       80.5%       57.8%


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Revenues for the quarter ended September 30, 2000 were $81.0 million, representing a $19.2 million or 31.0% increase over revenues of $61.9 million for the quarter ended September 30, 1999. The increase was primarily due to a $16.1 million increase in sales of Vacation Intervals and a $2.8 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the third quarter of 2000 versus the same period of 1999, increased sales and improved closing percentages at several sales offices, and increased sales prices.

In the third quarter of 2000, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, increased 18.0% to 4,764 from 4,038 in the same period of 1999; and the average price per interval increased 4.3% to $9,750 from $9,349. Total interval sales for the third quarter of 2000 included 1,723 biennial intervals (counted as 862 Vacation Intervals) compared to 1,514 (757 Vacation Intervals) in the third quarter of 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In the third quarter of 2000, 4,406 upgraded Vacation Intervals were sold at an average price of $4,797, compared to 3,152 upgraded Vacation Intervals sold at an average price of $4,367 during the comparable 1999 period.

Sampler sales increased $573,000 to $1.0 million for the quarter ended September 30, 2000, compared to $421,000 for the same period in 1999, which is consistent with the overall increase in Vacation Interval sales.

Interest income increased 36.7% to $10.5 million for the quarter ended September 30, 2000, from $7.7 million for the same period of 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $528,000 for the third quarter of 2000, as compared to the third quarter of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $246,000 to $1.8 million for the third quarter of 2000, compared to $1.6 million for the same period of 1999. The increase consists of a $317,000 gain associated with the sale of land, growth in water and utilities income, and increased golf course and pro shop income at two resorts, offset by a decrease in the sale of Bonus Time Program to owners at the Company's managed resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 16.7% in the third quarter of 2000, from 15.5% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999. This increase, however, was partially offset by increased sales prices since the third quarter of 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 47.5% for the quarter ended September 30, 2000, from 51.6% for the same period of 1999. The Company realized efficiency improvements in its marketing processes during the third quarter of 2000, specifically in regards to staffing of available training resources and in the transition towards increased reliance on national retail chains for lead generation efforts.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 58.6% for the third quarter of 2000, compared to 9.8% the third quarter of 1999. The increased provision for uncollectible notes was due to the deterioration of the U.S. economy and a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 10.8% for the third quarter of 2000, compared to 11.7% for the same period of 1999, due to increased sales without a proportionate increase in overhead. However, operating, general and administrative expenses increased $1.6 million for the third quarter of 2000, as compared to 1999, primarily due to increased headcount, higher salaries, increased legal expense, and increased title and recording fees due to increased borrowings against pledged notes receivable.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues remained flat at 2.4% for the quarters ended September 30, 2000 and 1999. Overall, depreciation and amortization expense increased $453,000 for the third quarter of 2000, as compared to 1999, primarily due to investments in automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

Interest expense as a percentage of interest income increased to 85.4% for the third quarter of 2000, from 59.3% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.7% in the third quarter of 2000 compared to 9.1% in the third quarter of 1999.

Income (Loss) before Benefit (Provision) for Income Taxes and Extraordinary Item

Income (loss) before benefit (provision) for income taxes and extraordinary item decreased $30.9 million to a loss of $22.1 million for the quarter ended September 30, 2000 from income of $8.8 million for the quarter ended September 30, 1999. The decrease is a result of the aforementioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes and extraordinary item was 37.0% for the third quarter of 2000 compared to 38.5% in the third quarter of 1999. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized.

Net Income (Loss)

Net income decreased $19.3 million to a loss of $13.9 million for the quarter ended September 30, 2000, as compared to net income of $5.4 million for the quarter ended September 30, 1999. The decrease is a result of the aforementioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Revenues for the nine months ended September 30, 2000 were $217.3 million, representing a $50.9 million or 30.6% increase over revenues of $166.4 million for the nine months ended September 30, 1999. The increase was primarily due to a $42.5 million increase in sales of Vacation Intervals and an $8.5 million increase in interest income. The strong increase in Vacation Interval sales primarily resulted from an increase in the number of upgrade sales for the first nine months of 2000 versus the same period of 1999, increased sales and improved closing percentages at several sales offices, and increased sales prices.

In the first nine months of 2000, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, increased 5.7% to 12,588 from 11,904 in the same period of 1999; and the average price per interval increased 12.9% to $9,799 from $8,682. Total interval sales for the nine months ended September 30, 2000 included 5,157 biennial intervals (counted as 2,579 Vacation Intervals) compared to 4,386 (2,193 Vacation Intervals) in the nine months ended September 30, 1999. The Company increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. For the nine months ended September 30, 2000, 12,112 in-house Vacation Intervals were sold at an average price of $4,794, compared to 8,162 upgraded Vacation Intervals sold at an average price of $4,355 during the comparable 1999 period.

Sampler sales increased $1.2 million to $2.5 million for the nine months ended September 30, 2000, compared to $1.3 million for the same period in 1999, which is consistent with the overall increase in Vacation Interval sales.

Interest income increased 42.5% to $28.6 million for the nine months ended September 30, 2000, from $20.1 million for the same period of 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since September 30, 1999, due to increased sales.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $1.5 million for the nine months ended September 30, 2000, as compared to the same period of 1999, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $131,000 to $4.0 million for the nine months ended September 30, 2000, compared to $3.9 million for the same period of 1999. The increase consists of a $317,000 gain associated with the sale of land, growth in water and utilities income, and increased golf course and pro shop income at two resorts, offset by a decrease in the sale of Bonus Time Program to owners at the Company's managed resorts.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 17.3% in the nine months ended September 30, 2000, from 15.4% for the same period of 1999. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales increased compared to 1999. This increase, however, was partially offset by increased sales prices since September 30, 1999.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 51.6% for the nine months ended September 30, 2000, from 51.5% for the same period of 1999. Due to recent growth rates and implementation of new leads generation programs, the Company experienced relatively higher marketing costs in the first nine months of 2000. The Company increased its headcount at the call centers significantly since the third quarter of 1999, which created inefficiencies due to temporary lack of available training resources. The Company also moved towards reliance on national retail chains for its leads generation efforts, in addition to the traditional local programs. The transition to national programs was slower in generating leads than originally planned. In the third quarter of 2000, however, marketing efficiencies were realized as sales and marketing costs as a percentage of sales declined.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 33.1% for the nine-months ended September 30, 2000, compared to 9.9% the same period of 1999. The increased provision for uncollectible notes was due to the deterioration of the U.S. economy and a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained flat at 11.9% for the nine months ended September 30, 2000 and 1999. Overall, operating, general and administrative expense increased $6.1 million for the first nine months of 2000, as compared to 1999, primarily due to increased headcount, higher salaries, increased legal expense, and increased title and recording fees due to increased borrowings against pledged notes receivable.

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

Interest Expense

Interest expense as a percentage of interest income increased to 80.5% for the nine months ended September 30, 2000, from 57.8% for the same period of 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing increased to 9.6% in the first nine months of 2000 compared to 9.2% in the first nine months of 1999.

Income (Loss) before Benefit (Provision) for Income Taxes and Extraordinary Item

Income (loss) before benefit (provision) for income taxes and extraordinary item decreased $47.3 million to a loss of $23.7 million for the nine months ended September 30, 2000 from income of $23.6 million for the nine months ended September 30, 1999. The decrease is a result of the aforementioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes and extraordinary item was 37.1% for the nine months ended September 30, 2000 compared to 38.5% for the same 1999 period. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized.

Extraordinary Item

The Company recognized an extraordinary gain of $316,000, net of income tax of $197,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the first nine months of 2000. There were no extraordinary items during the first nine months of 1999.

Net Income (Loss)

Net income decreased $29.1 million to a loss of $14.6 million for the nine months ended September 30, 2000, as compared to net income of $14.5 million for the nine months ended September 30, 1999. The decrease is a result of the aforementioned operating results.

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

For the nine months ended September 30, 2000 and 1999, cash provided by financing activities was $99.9 million and $87.6 million, respectively. The increase in cash provided by financing activities was primarily due to decreased payments on borrowings during the nine months ended September 30, 2000, compared to the same period of 1999. As of September 30, 2000, the Company's credit facilities provide for loans of up to $335.0 million. At September 30, 2000, approximately $284.0 million of principal related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was approximately 9.6%.

USES OF CASH. During the nine months ended September 30, 2000, cash used in operating activities was $95.5 million, compared to cash used in operating activities of $81.8 million for the same period of 1999. The increase in cash used in operating activities was primarily the result of an increase in customer notes receivable.

Investing activities typically reflect a net use of cash as a result of capital additions and property acquisitions. Net cash used in investing activities for the nine months ended September 30, 2000 and 1999, was $1.7 million and $9.1 million, respectively. The decrease was primarily due to reduced capital expenditures offset by $6.5 million of cash received in the first half of 1999 related to sales of equipment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Unless otherwise indicated, the following items were included with the original Form 10-Q for the quarterly period ended September 30, 2000 filed on November 13, 2000.

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

Dated:  November 19, 2002                          By:  /s/  ROBERT E. MEAD
                                                       -------------------------
                                                            Robert E. Mead
                                                       Chairman of the Board and
                                                        Chief Executive Officer

Dated:  November 19, 2002                          By:  /s/  HARRY J. WHITE, JR.
                                                       -------------------------
                                                             Harry J. White, Jr.
                                                        Chief Financial Officer

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


Date:  November 19, 2002                                /s/ ROBERT E. MEAD
                                                       -------------------------
                                                            Robert E. Mead
                                                            Chairman and Chief
                                                            Executive Officer

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


Date:  November 19, 2002                               /s/ HARRY J. WHITE, JR.
                                                       -------------------------
                                                           Harry J. White, Jr.
                                                           Chief Financial
                                                           Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

99.1          Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

99.2          Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002