Form 10-K
period 2000-12-31
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               TITLE OF EACH CLASS
                               -------------------
                             COMMON STOCK, $.01 PAR
                                      VALUE

        Securities Registered Pursuant to Section 12(g) of the Act: None

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes [ ]     No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on November 13, 2002, as reported by the Electronic Quotation Service of Pink Sheets LLC under the symbol "SVLF" was approximately $3,224,340 (based on 17,913,004 shares held by non-affiliates). At November 13, 2002, there were 36,826,906 shares of the Registrant's Common Stock outstanding.

    Documents Incorporated by Reference:  None.


================================================================================

                                 FORM 10-K INDEX

                                                                                                                 PAGE
                                                                                                                 ----
                             Explanatory Note...........................................................          1

      PART I

      Items 1 and 2.         Business and Properties....................................................          2

      Item 3.                Legal Proceedings..........................................................         41

      Item 4.                Submission of Matters to a Vote of Security Holders........................         42

      PART II

      Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters......         43

      Item 6.                Selected Financial Data....................................................         43

      Item 7.                Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations...............................................         45

      Item 7A.               Quantitative and Qualitative Disclosures about Market Risk.................         55

      Item 8.                Financial Statements and Supplementary Data................................         55

      Item 9.                Changes In and Disagreements With Accountants on Accounting and
                                    Financial Disclosure................................................         55

      PART III

      Item 10.               Directors and Executive Officers of the Registrant.........................         56

      Item 11.               Executive Compensation.....................................................         59

      Item 12.               Security Ownership of Certain Beneficial Owners and Management.............         63

      Item 13.               Certain Relationships and Related Transactions.............................         64

      PART IV

      Item 14.               Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........         66

                             Index to Consolidated Financial Statements.................................        F-1

                                EXPLANATORY NOTE

         In addition to the attached annual report on Form 10-K for 2000, on November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission:

         o Forms 10-Q for each of the quarterly periods ended June 30, 2002 and March 31, 2002;

         o        Form 10-K for the year ended December 31, 2001;

         o Forms 10-Q for each of the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001;

         o Forms 10-Q/A for each of the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000.

         The information in the filings listed above that are related to periods subsequent to December 31, 2000 update the information contained herein, and the Company's 2001 Annual Report on Form 10-K supercedes this Form 10-K.

         CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K UNDER ITEMS 1, 2, AND 7, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-K, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS AT DECEMBER 31, 2000. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 28 IN PART I, ITEM 1 OF THIS REPORT. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE ANNUAL PERIOD TO WHICH THIS REPORT ON FORM 10-K RELATES AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEMS 1 AND 2.        BUSINESS AND PROPERTIES

OPERATIONS

     Silverleaf is in the business of marketing and selling Vacation Intervals from its inventory to individual consumers ("Silverleaf Owners"). Silverleaf's principal activities in this regard include (i) acquiring and developing timeshare resorts; (ii) marketing and selling one week annual and biennial Vacation Intervals to prospective first-time owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) managing timeshare resorts. The Company has in-house capabilities which enable it to coordinate all aspects of development and expansion of the Existing Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications. The Company performs substantial marketing and sales functions internally and has made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Intervals through on-site sales offices located at certain of its resorts which are located in close proximity to major metropolitan areas. This practice allows the Company an alternative to marketing costs of subsidized airfare and lodging which are typically associated with the timeshare industry.

     As part of the Vacation Interval sales process, the Company offers potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. The Company has historically financed its operations by borrowing from third-party lending institutions at an advance rate of up to 85% of eligible customer receivables. At December 31, 2000, the Company had a portfolio of approximately 39,530 customer promissory notes, totaling approximately $336.4 million with an average yield of 13.4% per annum, which compares favorably to the Company's weighted average cost of borrowings of 9.6% per annum. At December 31, 2000, approximately $26.0 million in principal, or 7.7% of the Company's loans to Silverleaf Owners, were 61 to 120 days past due, and approximately $7.1 million in principal, or 2.1% of the Company's loans to Silverleaf Owners, were more than 120 days past due. The Company provides for uncollectible notes by reserving an estimated amount which management believes is sufficient to cover anticipated losses from customer defaults.

     Each Existing Resort has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization, to manage the Existing Resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts which are not owned by the Company, but only managed by the Company, are operated through "Crown Club." Crown Club is not actually a separate entity, but consists of several individual Club management agreements which have terms of three to five years. Silverleaf Club and Crown Club, in turn, have contracted with the Company to perform for them the supervisory, management, and maintenance functions at the Existing Resorts on a collective basis. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts.

CERTAIN DEVELOPMENTS OCCURRING AFTER DECEMBER 31, 2000

     PROPOSED DEBT RESTRUCTURING. Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with three lenders, which allowed it to operate at reduced sales levels as compared to original plans and prior years. With the exception of interest due on the Company's Senior Subordinated Notes, these short-term arrangements have been adequate to keep the Company's unsecured creditors current on amounts owed.

     Under the Exchange Offer described in the Company's Form 8-K dated March 18, 2002, the agreeing holders of the Company's 10 1/2 Senior Subordinated Notes due 2008 (the "Old Notes") will exchange their Old Notes for 65% of the post-Exchange Offer Silverleaf common stock and new notes (the "New Notes") for 50% of the original note balance bearing interest ranging from 5%, if 80% of the original notes are exchanged, to 8%, if 98% or more of the notes are exchanged. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. As a condition to the Exchange Offer, the secured credit facilities shall have been restructured (including the waiver of any and all defaults) in a manner acceptable to the exchanging holders.

     Management has also negotiated two-year revolving, three-year term out, arrangements for $214 million with its three principal secured lenders, subject to completion of the Exchange Offer and funding under the off-balance sheet $100 million credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors will convert $43.6 million of existing debt to a subordinated tranche B. Tranche A will be secured by a first lien on currently pledged notes receivable. Tranche B will have a second lien on the notes, a lien on resort assets, and an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities. However, such results cannot be assured.

     Lastly, management negotiated a revised arrangement with DZ Bank under the $100 million off-balance sheet credit facility through the Company's SPE. This arrangement is subject only to completion of both the Exchange Offer and the arrangements with senior lenders described above.

     Assuming the revised credit arrangements and restructuring described above occurs and that the Company's financial performance in future periods is substantially as projected in its business plan, the Company believes it will have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders. At that time management will be required to replace or renegotiate the revolving arrangements subject to availability.

     GOING CONCERN ISSUES. As previously described, the Company is in default on its Senior Subordinated Notes. However, it has finalized (subject only to completion of the Exchange Offer) refinancing and restructuring transactions related to its debt in order to return to a liquid financial condition. In addition, the Company has experienced significant losses in 2000. Under the terms of the proposed debt refinancing and restructuring, future results must be within certain parameters of a revised business model, which assumes significant improvements over 2000 results.

     The principal changes in operations necessary to accomplish the results in the business model are sustained Vacation Interval sales at reduced levels, reduced sales and marketing expense as a percentage of sales, reduced operating, general and administrative expense, and improved customer credit quality which the Company believes will result in a reduced provision for uncollectible notes. During the second and third quarters of 2001, the Company closed three outside sales offices, closed three telemarketing centers, and reduced headcount in sales, marketing, and general and administrative functions. As a result of these reductions, management believes that the necessary operating changes needed to achieve the desired sales, sales and marketing expense, and operating, general and administrative expense are substantially complete. However, there can be no assurance that the Company will be able to achieve the financial results necessary to comply with the financial covenants contained in the Amended Senior Credit Facilities and the Amended DZ Bank Facility.

     Due to the 2000 increase in the Company's provision for uncollectible notes, its provision for uncollectible notes represent approximately 46.3% of Vacation Interval sales for the year ended December 31, 2000. The significant increase in the 2000 provision was due to a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current, and the deterioration of the economy that came to public awareness in late 2000. Had neither of the two discontinued programs been in place in 1998 and 1999, the provision for uncollectible notes as a percentage of sales would have been significantly higher. Management believes the high provision percentage remained necessary in 2001 because overall consumer confidence in the economy continued to decline in 2001 and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001.

     Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has represented a minimum income level beyond that previously required by each market, has a valid major credit card, and, further, the marketing division is employing a best practices program, which should facilitate marketing to customers more likely to be a good credit risk. The Company believes it has made the improvements in its sales practices necessary to achieve the provision for uncollectible notes assumed in its revised business model. However, should the economy continue to deteriorate, and if enhanced sales practices do not result in sufficiently improved collections, the Company may not realize the improvements contemplated in its revised business model. If the Company is unable to significantly reduce the existing levels of defaults on customer receivables (and thereby reduce its allowance for doubtful accounts), it may not be able to comply with the financial covenants in the Amended Senior Credit Facilities, which could have a material adverse effect on the Company and to operations.

     The Company's ability to continue as a going concern, requires the completion of the restructuring and refinancing transactions described above. It also requires that the improvements to the Company's operations described above be achieved. The Amended Senior Credit Facilities require the Company to satisfy certain financial covenants. Management believes that if the Exchange Offer, the restructuring of the Senior Credit Facilities, and the improvements to its operations are successful, the Company will be able to improve its operating results to achieve compliance with the financial covenants during the term of the Amended Senior Credit Facilities. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, the Company will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. The Company may not have these additional sources of financing available to it at the times when such financings are necessary.

     CONTINUED DEVELOPMENT OF TIMBER CREEK RESORT. Timber Creek Resort, located 50 miles south of St. Louis, Missouri, has 72 existing units. Silverleaf intends to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added no units at the resort.

     CONTINUED DEVELOPMENT OF FOX RIVER RESORT. Fox River Resort, located approximately 70 miles southwest of Chicago, Illinois, has 174 existing units. Silverleaf intends to develop approximately 276 additional units (14,352 Vacation Intervals) on this property as of December 31, 2000. During 2000, the Company added 48 units at the resort.

     CONTINUED DEVELOPMENT OF OAK N' SPRUCE RESORT. Oak N' Spruce Resort, located 134 miles west of Boston, has 224 existing units. Silverleaf intends to develop approximately 240 additional units (12,480 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 48 units at this resort.

     CONTINUED DEVELOPMENT OF THE VILLAGES. The Villages Resort, located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas, has 334 existing units. Silverleaf intends to develop approximately 96 additional units (4,992 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 40 units at the resort.

     CONTINUED DEVELOPMENT OF HOLIDAY HILLS RESORT. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 308 existing units. Silverleaf intends to develop approximately 480 additional units (24,932 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 108 units at the resort.

     CONTINUED DEVELOPMENT OF HILL COUNTRY RESORT. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 254 existing units. Silverleaf intends to develop approximately 258 additional units (13,416 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 28 units at the resort.

     CONTINUED DEVELOPMENT OF APPLE MOUNTAIN RESORT. Apple Mountain Resort, located 72 miles north of Atlanta, Georgia, has 60 existing units. Silverleaf intends to develop approximately 192 additional units (9,984 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 12 units at this resort.

     CONTINUED DEVELOPMENT OF PINEY SHORES RESORT. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 166 existing units. Silverleaf intends to develop approximately 126 additional units (6,552 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 6 units at this resort.

     CONTINUED DEVELOPMENT OF SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort, located in Galveston, Texas, has 72 existing units. Silverleaf intends to develop approximately 210 additional units (10,920 Vacation Intervals) at this resort as of December 31, 2000. During 2000, the Company added 60 units at this resort.

     POSSIBLE DEVELOPMENT OF NEW RESORTS. In December 1998, the Company purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property may be developed as a Drive-to Resort (i.e., Beech Mountain Resort). The Company has received regulatory approval to develop 408 units (21,216 Vacation Intervals), but has not scheduled target dates for construction, completion of initial units, or commencement of marketing and sales efforts.

    DISCONTINUED DEVELOPMENT OF CERTAIN RESORTS. The Company discontinued its development plans for its undeveloped timeshare resorts in Kansas City, Missouri and Las Vegas, Nevada and has placed each property for sale.

GROWTH STRATEGY

     Silverleaf intends to grow through the following strategies:

     MAINTAINING DEVELOPMENT AND SALES OF VACATION INTERVALS. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Resorts by maintaining marketing, sales, and development activities in accordance with its revised business model. Furthermore, Silverleaf continues to emphasize its secondary products such as biennial (alternate year) intervals which are designed to broaden Silverleaf's potential market with a wider price range of product.

     INCREASING SALES OF UPGRADED INTERVALS. Silverleaf believes it can continue to improve operating margins by increasing sales of upgraded Vacation Intervals to existing Silverleaf Owners since these sales have significantly lower sales and marketing costs. Upgrades by a Silverleaf Owner include the purchase of a Vacation Interval (i) in a newly designed and constructed standard unit; (ii) in a larger or higher quality unit; (iii) during a more desirable time period; (iv) at a different Drive-to Resort; or (v) at a Destination Resort. Silverleaf has designed specific marketing and sales programs to sell upgraded Vacation Intervals to Silverleaf Owners. Silverleaf continues to construct higher quality, larger units for sale as upgraded Vacation Intervals. For example, at Ozark Mountain Resort in Branson, Missouri, luxury "Presidents View" units are offered for sale at prices ranging from $9,500 to $21,500 per Vacation Interval. Vacation Intervals exchanged for upgraded Vacation Intervals are added back to inventory, at historical cost, for resale at the current sales price. Sales of upgrades increased to $76.4 million in 2000 from $50.4 million in 1999 (upgrade sales represented 32.5% of Silverleaf's Vacation Interval sales in 2000 as compared to 26.1% for 1999). Silverleaf incurs additional sales commissions upon the resale of Vacation Intervals reconveyed to Silverleaf by purchasers of upgraded Vacation Intervals. Such sales absorb their proportionate share of marketing costs to the extent they displace the sale of another Vacation Interval, although they do not directly result in incremental marketing costs.

COMPETITIVE ADVANTAGES

     Assuming Silverleaf can effectively overcome its current financial difficulties and continue as a going concern, Silverleaf believes the following characteristics of its business afford it certain competitive advantages:

     CONVENIENT DRIVE-TO LOCATIONS. Silverleaf's Drive-to Resorts are located within a two-hour drive of a majority of the target customers' residences, which accommodates the growing demand for shorter, more frequent, close-to-home vacations. This proximity facilitates use of Silverleaf's Bonus Time Program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. Silverleaf believes it is the only timeshare operator in the industry which offers its customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a "country-club" basis.

     SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 2000, Silverleaf had an inventory of 18,029 Vacation Intervals and a master plan to construct new units which will result in up to 105,220 additional Vacation Intervals at the Existing Resorts, respectively. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Resorts and the availability of financing, grant of governmental permits, and future land-planning and site-layout considerations.

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

     LOWER CONSTRUCTION AND OPERATING COSTS. Silverleaf has developed and generally employs standard architectural designs and operating procedures which it believes significantly reduce construction and operating expenses. Standardization and integration also allow Silverleaf to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an "as needed" basis within 180 to 270 days.

     CENTRALIZED PROPERTY MANAGEMENT. Silverleaf presently operates all of the Existing Resorts on a centralized and collective basis, with operating and maintenance costs paid from Silverleaf Owners' monthly dues. Silverleaf believes that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates Silverleaf's internal exchange program, and the Bonus Time Program.

     EXPERIENCED MANAGEMENT. The Company's senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. The Company's senior officers have an average of sixteen years of experience in the timeshare industry.

RESORTS SUMMARY

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2000, unless otherwise indicated.

EXISTING RESORTS

                                                                             VACATION INTERVALS
                                                  UNITS AT RESORTS                AT RESORTS
                                              -------------------------   -------------------------
                              PRIMARY         INVENTORY                   INVENTORY
                              MARKET              AT         PLANNED         AT            PLANNED
   RESORT/LOCATION            SERVED           12/31/00    EXPANSION(b)    12/31/00       EXPANSION
   ---------------            -------         ---------    ------------   ---------       ---------
DRIVE-TO RESORTS
Holly Lake                 Dallas-                130             --            745             --
  Hawkins, TX              Ft. Worth, TX

The Villages               Dallas-                334             96          2,456          4,992(h)
  Flint, TX                Ft. Worth, TX

Lake O' The Woods          Dallas-                 64             --            431             --
  Flint, TX                Ft. Worth, TX

Piney Shores               Houston, TX            160            132(h)       1,389          6,864(h)
  Conroe, TX

Hill Country               Austin-San             254(g)         258(h)       1,908         13,416(h)
  Canyon Lake, TX          Antonio, TX

Timber Creek               St. Louis, MO           72             84(h)       1,436(h)       4,368
  DeSoto, MO

Fox River                  Chicago, IL            174            276(h)       1,907         14,352(h)
  Sheridan, IL

Apple Mountain             Atlanta, GA             60            192(h)       1,002          9,984(h)
  Clarkesville, GA

Treasure Lake              Central PA             145             --(e)          --(e)          --(e)
  Dubois, PA

Alpine Bay                 Central AL              54             --(e)          --(e)          --(e)
  Alpine, AL

Beech Mountain Lakes       Eastern PA, NY          54             --(e)          --(e)          --(e)
  Drums, PA

Foxwood Hills              Eastern SC,            114             --(e)          --(e)          --(e)
  Westminster, SC          Western GA

Tansi Resort               Nashville-             124             --(e)          --(e)          --(e)
  Crossville, TN           Knoxville, TN

Westwind Manor             Dallas-                 37             --(e)          --(e)          --(e)
  Bridgeport, TX           Ft. Worth, TX

DESTINATION RESORTS        LOCATIONS

Ozark Mountain             Branson, MO            136             --(h)          414            --(h)
  Kimberling City, MO

Holiday Hills              Branson, MO            284            504(h)        1,419        26,180(h)
  Branson, MO

Oak N' Spruce              Boston, MA             204            260(h)        1,659        13,520(h)
  South Lee, MA            New York, NY

Galveston Seaside          Galveston, TX           60            222(h)          788        11,544(h)
  Galveston, TX

Hickory Hills              Gulf Coast, MS          80             --(e)          --(e)          --(e)
  Gautier, MS
                                                -----          -----         ------        -------
         Total                                  2,540          2,024         15,554        105,220
                                                =====          =====         ======        =======


                                                              VACATION INTERVALS
                                                                     SOLD
                                                            ---------------------    AVERAGE
                              PRIMARY               DATE                    IN        SALES
                              MARKET               SALES     THROUGH       2000       PRICE      AMENITIES/
   RESORT/LOCATION            SERVED             COMMENCED  12/31/00(c)  ONLY (a)    IN 2000    ACTIVITIES(d)
   ---------------            -------            ---------  -----------  --------    -------    -------------
DRIVE-TO RESORTS
Holly Lake                 Dallas-                  1982       5,755         905     $ 8,255     B,F,G,H,M,S,T
  Hawkins, TX              Ft. Worth, TX

The Villages               Dallas-                  1980      14,504       2,923       8,888     B,F,H,M,S,T
  Flint, TX                Ft. Worth, TX

Lake O' The Woods          Dallas-                  1987       2,769         398       8,067     F,M,S,T(f)
  Flint, TX                Ft. Worth, TX

Piney Shores               Houston, TX              1988       6,739       1,365      10,133     B,F,H,M,S,T
  Conroe, TX

Hill Country               Austin-San               1984      10,928       2,113       9,477     H,M,S,T(f)
  Canyon Lake, TX          Antonio, TX

Timber Creek               St. Louis, MO            1997       2,308         954       9,654     B,F,G,M,S,T
  DeSoto, MO

Fox River                  Chicago, IL              1997       7,141       2,765      11,252     B,F,G,H,M,S,T
  Sheridan, IL

Apple Mountain             Atlanta, GA              1999       2,118       1,376       9,627     G,M,S,T
  Clarkesville, GA

Treasure Lake              Central PA               1998       6,279          -1       6,083     G,B,F,S,T,M
  Dubois, PA

Alpine Bay                 Central AL               1998       2,747          --          --     G,S,T,M
  Alpine, AL

Beech Mountain Lakes       Eastern PA, NY           1998       2,624          --          --     B,F,S,T
  Drums, PA

Foxwood Hills              Eastern SC,              1998       5,322          -3       4,228     G,T,F,S,M(f)
  Westminster, SC          Western GA

Tansi Resort               Nashville-               1998       5,898          -1       5,302     T,G,F,B,M, S
  Crossville, TN           Knoxville, TN

Westwind Manor             Dallas-                  1998       1,540          --          --     G,F,M,S
  Bridgeport, TX           Ft. Worth, TX

DESTINATION RESORTS        LOCATIONS

Ozark Mountain             Branson, MO              1982       6,434         197       9,692     B,F,M,S,T
  Kimberling City, MO

Holiday Hills              Branson, MO              1984      13,213       1,437      11,039     G,S,T(f)
  Branson, MO

Oak N' Spruce              Boston, MA               1998       8,949       1,732       9,299     F,G,S,T
  South Lee, MA            New York, NY

Galveston Seaside          Galveston, TX            2000       2,332          56       8,092     B,F,S,T
  Galveston, TX

Hickory Hills              Gulf Coast, MS           1998       3,911          --          --     B,F,G,M,S,T
  Gautier, MS
                                                             -------      ------      ------
         Total                                               111,511      16,216      $9,768
                                                             =======      ======      ======

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. For the year ended December 31, 2000, upgrade sales at the Existing Owned Resorts were as follows:

                                                   AVERAGE SALES
                                                      PRICE
                                                   FOR THE YEAR
                                                  ENDED 12/31/00
                             UPGRADED VACATION     -- NET OF
         RESORT               INTERVALS SOLD    EXCHANGED INTERVAL
         ------              -----------------  ------------------
Holly Lake ..............            221            $ 3,554
The Villages ............          1,643              4,504
Lake O' The Woods .......            128              3,769
Piney Shores ............            952              4,841
Hill Country ............          2,174              4,647
Timber Creek ............            275              4,068
Fox River ...............          1,010              4,556
Ozark Mountain ..........            432              5,072
Holiday Hills ...........          4,836              4,993
Oak N' Spruce ...........          1,870              3,999
Beech Mountain ..........              4              4,750
Treasure Lake ...........             38              2,549
Apple Mountain ..........            406              4,534
Galveston Seaside .......          2,123              5,424
                                  ------
                                  16,112
                                  ======

     The average sales price for the 16,112 upgraded Vacation Intervals sold was $4,741 for the year ended December 31, 2000.

(b) Represents units included in the Company's master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2000:

                                LAND-USE      LAND-USE   LAND-USE
                                 PROCESS      PROCESS     PROCESS   CURRENTLY IN     SHELL
                               NOT STARTED    PENDING    COMPLETE   CONSTRUCTION    COMPLETE      TOTAL
                               -----------    --------   --------   ------------    --------      -----
     The Villages .......           --           --           96           --           --           96
     Piney Shores .......           --           --          108           24           --          132
     Hill Country .......           --           --          246           12           --          258
     Timber Creek .......           --           --           84           --           --           84
     Fox River ..........           --           --          276           --           --          276
     Holiday Hills ......           --           --          456           48           --          504
     Oak N' Spruce ......           --          192           48           20           --          260
     Apple Mountain .....          126           --           48           18           --          192
     Seaside ............           --           --          198           24           --          222
                                 -----        -----        -----        -----        -----        -----
                                   126          192        1,560          146           --        2,024
                                 =====        =====        =====        =====        =====        =====

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

(c) These totals are net of intervals received from upgrading customers and from intervals received from cancellations.

(d) Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B -- boating and/or canoeing; F -- fishing; G -- golf; H -- horseback riding; M -- miniature golf; S -- swimming pool; and T -- tennis.

(e) The Company has management rights with respect to these resorts and presently has no ability to expand the resorts. In 2000, the Company discontinued plans to sell Vacation Intervals at these resorts and the Company's costs associated with its unsold inventory of Vacation Intervals at these resorts were written off.

(f) Boating is available near the resort.

(g) Includes three units which have not been finished-out for accommodations and which are currently used for other purposes.

(h) Engineering, architectural, and construction estimates have not been completed by the Company, and there can be no assurance that the Company will develop these properties at the unit numbers currently projected.

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

     BONUS TIME PROGRAM. The Company's Bonus Time Program offers Silverleaf Club members a benefit not typically enjoyed by many other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time Program allows Silverleaf Club members to also use vacant units at any of the Company's owned resorts. The Bonus Time Program is limited based on the availability of units. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than the owned Vacation Interval. The Company believes this program is important as many vacationers prefer shorter two to three day vacations. Members who purchase after January 10, 2001, also pay a charge for Friday and Saturday night Bonus Time Program Usage.

     YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

     EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience Silverleaf provides its members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. The Company executed approximately 1,098 intra-company exchanges in 2000. In addition, for an annual fee of approximately $84, most Silverleaf Owners may join the exchange program administered by RCI.

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

     MANAGEMENT CLUBS. Each of the Existing Resorts has a Club for the benefit of the Silverleaf Owners. The Clubs operate under either Silverleaf Club or Crown Club to manage the Existing Resorts on a centralized and collective basis. Silverleaf Club and Crown Club have contracted with the Company to perform the supervisory, management, and maintenance functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by Silverleaf Owners to their respective Clubs together with income generated by the operation of certain amenities at the Existing Resorts.

     ON-SITE SECURITY. The Existing Resorts are patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

DESCRIPTION OF EXISTING RESORTS OWNED AND OPERATED BY THE COMPANY

     HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The Company owns approximately 2,740 acres within Holly Lake, of which approximately 2,667 acres may not be developed due to deed restrictions. At December 31, 2000, approximately 27 acres were developed. The Company has no future development plans.

     At December 31, 2000, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, and stucco fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

     Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club and restaurant, Holly Lake restaurant, country store, indoor rodeo arena and stables, six tennis courts (two lighted), four different lakes (one with sandy swimming beach and swimming dock, one with boat launch for water-skiing), two swimming pools with bathhouses, children's pool and pavilion, recently completed hiking/nature trail, children's playground area, two miniature golf courses, five picnic areas, activity center with big screen television, gameroom with arcade games and pool tables, horseback trails, activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery, and camp sites with electrical and water hookups. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

     At December 31, 2000, the resort contained 6,500 Vacation Intervals, of which 745 intervals remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $7,400 to $11,300 for one-week stays. During 2000, 905 Vacation Intervals were sold.

     THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2000, approximately 181 acres were developed and 18 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 334 units were completed at The Villages and 64 units were completed at Lake O' The Woods. At December 31, 2000, an additional 96 units were planned for development at The Villages. No additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, siding exterior fourplexes, sixplexes, and three-story twelveplexes; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

     At December 31, 2000, The Villages contained 16,960 total Vacation Intervals, of which 2,456 remained available for sale. The Company plans to build 96 additional units at The Villages, which would yield an additional 4,992 Vacation Intervals available for sale. At December 31, 2000, Lake O' The Woods contained 3,200 total Vacation Intervals, of which

431 remained available for sale. The Company has no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $8,900 to $19,500 depending on the value rating of the interval. During 2000, 2,923 and 398 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

     PINEY SHORES RESORT. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 113 acres. At December 31, 2000, approximately 72 acres were developed and 11 acres are currently planned by the Company to be used for future development.

     The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include a swimming pool with spa, a bathhouse complete with showers and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children's playground, picnic areas, boat launch, beach area for swimming, 4,626-square foot activity center with big-screen television, 32-seat movie theatre, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball.

     At December 31, 2000, the resort contained 8,128 Vacation Intervals, of which 1,389 remained available for sale. The Company intends to build 132 additional units, which would yield an additional 6,864 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2000, 1,365 Vacation Intervals were sold.

     HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2000, approximately 38 acres were developed and 19 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 254 units were completed and 258 units were planned for development at Hill Country Resort. Twenty units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 134 units feature the Company's new "lodge style." 32 "Presidents Villas" units feature a larger, more spacious floor plan (1,228 square feet), front and back verandas, washer and dryer, and a more elegant decor.

     Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children's playground area, barbecue and picnic areas, enclosed swimming pool and heated spa, children's wading pool, newly-constructed tennis court, archery range, and activity areas for shuffleboard, basketball, horseshoes, and volleyball. Area sights and activities include water-tubing on the nearby Guadeloupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

     At December 31, 2000, the resort contained 12,836 Vacation Intervals, of which 1,908 remained available for sale. The Company plans to build 258 additional units, which collectively would yield 13,416 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $8,900 to $21,500 depending on the value rating of the interval. During 2000, 2,113 Vacation Intervals were sold.

     OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2000, the resort contained approximately 116 acres. The Company has no future development plans.

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

     At December 31, 2000, the resort contained 6,848 Vacation Intervals, of which 414 remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,500 to $13,500 for one-week stays, while one-week "Presidents View" intervals are priced at $9,500 to $21,500 depending on the value rating of the interval. During 2000, 197 Vacation Intervals were sold.

     HOLIDAY HILLS RESORT. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 405 acres, including a 91-acre golf course. At December 31, 2000, approximately 296 acres were developed and 68 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 284 units were completed and an additional 504 units were planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. "Presidents Fairways" units feature a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

     Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, miniature golf course, tennis court, picnic area, camp sites, archery range, basketball court, activity area which includes shuffleboard, horseshoes, and a children's playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, and a 2,800 square foot outdoor swimming pool with a wellness center. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowners' associations.

     At December 31, 2000, the resort contained 14,632 Vacation Intervals, of which 1,419 remained available for sale. The Company plans to build 504 additional units, which would yield an additional 26,180 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,800 to $14,500 for one-week stays (and start at $6,500 for biennial intervals), while one-week "Presidents Fairways" intervals are priced at $9,500 to $21,500 depending on the value rating of the interval. During 2000, 1,437 Vacation Intervals were sold.

     TIMBER CREEK RESORT. Timber Creek Resort, in DeSoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2000, approximately 180 acres were developed and 6 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 72 units were completed and 84 units were planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, and rattan or pine furniture.

     The primary recreational amenity available at the resort is a 35-acre fishing lake. Other amenities include a clubhouse, a par three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, fitness center, horseshoes, archery, a welcome center, playground, arcade, movie room, tanning bed, cedar sauna, sales and registration building, hook-ups for recreational vehicles, and boat docks. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2000, the resort contained 3,744 Vacation Intervals and 1,436 Vacation Intervals remained available for sale. The Company planned to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2000, 954 Vacation Intervals were sold.

     FOX RIVER RESORT. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2000, approximately 156 acres were developed and 26 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 174 units are completed and 276 units were planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities currently available at the resort include a par three five-hole executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / ice-skating rink, shuffleboard courts, sand volleyball court, outdoor pavilion, and a playground. The Company also offers winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2000, the resort contained 9,048 Vacation Intervals and 1,907 Vacation Intervals remained available for sale. The Company planned to build 276 additional units, which would collectively yield 14,352 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,900 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2000, 2,765 Vacation Intervals were sold.

     OAK N' SPRUCE RESORT. In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2000, approximately 37 acres were developed and 10 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, the resort had 204 units and an additional 260 units were planned for development. There are seven types of existing units at the resort: (i) studio flat, (ii) one-bedroom flat, (iii) one-bedroom townhouse,
(iv) two-bedroom flat, (v) two-bedroom townhouse, (vi) two-bedroom, flex-time, and (vii) two-bedroom, lockout. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor olympic-sized, spring fed pool with bar and snack bar, sauna, health club, nine-hole golf course, ski rentals, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and activity areas for sledding and badminton. The resort is also near Beartown State Forest.

     At December 31, 2000, the resort contained 10,608 Vacation Intervals, of which 1,659 remained available for sale. The Company plans to build 260 additional "lodge-style" units, which would yield an additional 13,520 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,150 to $14,500 for one-week stays (and start at $4,200 for biennial intervals). During 2000, 1,732 Vacation Intervals were sold.

     APPLE MOUNTAIN RESORT. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort's golf course. At December 31, 2000, approximately 191 acres were developed and 16 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, 60 units are completed and 192 units were planned for development at Apple Mountain Resort. The "Lodge Get-A-Way" units were the first units developed. Each unit is approximately 827 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, oversized sliding glass doors, electronic door locks, and rattan or pine furniture.

     Amenities at the resort include a 9,445 square foot administration building and activity center featuring a wide screen television, a member services building, pool tables, arcade games, snack area, and movie theatre. Other amenities at the resort include a tennis court, swimming pool, horseshoes, stable and corral, shuffleboard, archery, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

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

     At December 31, 2000, the resort contained 3,120 Vacation Intervals, of which 1,002 remained available for sale. The Company plans to build 192 additional "lodge-style" units, which would yield an additional 9,984 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $4,500 for biennial intervals). During 2000, 1,376 Vacation Intervals were sold.

     SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2000, approximately 45 acres were developed and 42 acres are currently planned by the Company to be used for future development.

     At December 31, 2000, the resort had 60 units and an additional 222 were planned for development. The two bedroom, two bath units are situated in three-story 12-plex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and vaulted ceilings.

     With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2000, the Company planned to build 222 units which would yield 11,544 Vacation Intervals for sale and 788 Vacation Intervals remained available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $20,500 for one-week stays. During 2000, 56 Vacation Intervals were sold.

DESCRIPTION OF EXISTING RESORTS MANAGED BY THE COMPANY

     The management rights to the following resorts were acquired via the acquisition of Crown Resort Co., LLC in May 1998. Management has determined that there will be no further sales efforts related to these resorts, and has therefore written off all associated inventory costs.

     ALPINE BAY RESORT. Alpine Bay Resort is located in Talledega County, Alabama, near Lake Logan Martin and is approximately 50 miles east of Birmingham. The resort contains 54 units and includes a golf course, pro shop lounge, outdoor pool, and tennis courts. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

     HICKORY HILLS RESORT. Hickory Hills is located in Jackson County, Mississippi, near the Pascagoula River and is approximately 20 miles east of Biloxi. The resort contains 80 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

     BEECH MOUNTAIN LAKES RESORT. Beech Mountain Lakes is located in Butler Township, Luzerne County, Pennsylvania, and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center, tennis courts, and pontoon boat. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold, respectively. No further development or sales are planned at this resort.

     TREASURE LAKE RESORT. Treasure Lake is located in Sandy Township, Clearfield County, Pennsylvania, and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, a restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, tennis courts, and pontoon boat. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

     FOXWOOD HILLS RESORT. Foxwood Hills is located in Oconee County, South Carolina, near Lake Hartwell, and is approximately 100 miles northeast of Atlanta. The resort contains 114 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, pontoon boat, and playground. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

     TANSI RESORT. Tansi Resort is located in Cumberland County, Tennessee, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

     WESTWIND MANOR RESORT. Westwind Manor is located in Wise County, Texas, on Lake Bridgeport and is approximately 65 miles northwest of the Dallas-Fort Worth metroplex. The resort contains 37 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. During 2000, no Vacation Intervals and Silverleaf Club Bonus Time Program memberships were sold. No further development or sales are planned at this resort.

POTENTIAL NEW RESORT

     BEECH MOUNTAIN RESORT. In December 1998, the Company acquired 1,998 acres of undeveloped land near Philadelphia, Pennsylvania, which could be developed as a Drive-to Resort. The primary recreational amenity available at this site is a fishing lake. The Company has received regulatory approval to develop 408 units, which would yield 21,216 Vacation Intervals for sale. The Company has not scheduled target dates for construction, completion of initial units, or commencement of marketing and sales efforts for this location.

MARKETING AND SALES

     Marketing is the process by which the Company attracts potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation.

     MARKETING. The Company's in-house marketing staff develops prospects through a variety of marketing programs specifically designed to attract the Company's target customers. Databases of new prospects are principally developed through cooperative arrangements with outside vendors to identify prospects who meet the Company's marketing criteria. Using the Company's automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of the Company's resorts and receive an incentive, such as a free gift. On a limited basis the Company retains outside vendors to arrange tours at the Company's resorts.

     SALES. The Company actively sells its Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of the Company's on-site salesforce who conducts the prospect on a 90 minute tour of the resort and its related amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives offered by the Company. Prior to the closing of any sale, a verification officer (a salaried employee of the Company) interviews each prospect to ensure compliance with Company sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the limitations on the Bonus Time Program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed.

     Sales representatives receive commissions ranging from 2% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1% to 3% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1% to 2%, which are also subject to chargebacks.

     Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products, which entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a later fixed date. In addition, the

Company actively markets upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by the Company's in-house sales staff, the Company has contracted with a third party to assist in offsite marketing of upgrades at the Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 32.5% and 26.1% of the Company's gross revenues from Vacation Interval sales for the year ended December 31, 2000, and the year ended December 31, 1999, respectively. By offering lower price products and upgraded Vacation Intervals, the Company believes it offers an affordable product for all prospects in its target market. Also, by offering products with a range of prices, the Company attempts to broaden its market with its lower-priced products and gradually upgrade such purchasers over time.

     Because the Company's sales representatives are a critical component of the sales and marketing effort, the Company continually strives to attract, train, and retain a dedicated salesforce. The Company provides intensive sales instruction and training which, coupled with the representative's valuable local knowledge, assists the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is an employee of the Company and receives some employment benefits. At December 31, 2000, the Company employed approximately 792 sales representatives at its Existing Resorts.

     As a result of the Company's aforementioned liquidity concerns, the Company closed three outside sales offices, closed three telemarketing centers, and reduced headcount in sales and marketing functions during the second and third quarters of 2001.

CUSTOMER FINANCING

     The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers typically make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria.

     The Company's credit experience is such that in 2000 it provided 46.3% of the purchase price of Vacation Intervals as a provision for uncollectible notes. In addition, for the year ended December 31, 2000, the Company decreased sales by $7.0 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). During the year ended December 31, 2000, the Company also increased operating, general and administrative expenses by $1.1 million for customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy. The significant increase in the 2000 provision was due in part to a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current. Had neither of these two discontinued programs been in place in 1998 and 1999, the provision for uncollectible notes as a percentage of sales would have been significantly higher.

     At December 31, 2000, the Company had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $338.6 million, was contingently liable with respect to approximately $817,000 principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $74.8 million.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet Special Purpose Entity ("SPE") formed on October 16, 2000. The principal balance of the facility, which was originally scheduled to mature on October 30, 2005, will mature on the fifth anniversary date of the amendment date; however, the amended agreement provides that the lender has the right to put the receivables back to the SPE at the end of two years following the amendment date. During 2000, the Company sold $74 million of notes receivable to the SPE and recognized pre-tax gains of $4.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities.

     At December 31, 2000, the SPE held notes receivable totaling $70.2 million, with related borrowings of $63.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids to repurchase some defaulted contracts in public auctions to facilitate the remarketing of the underlying collateral.

     It is vitally important to the Company's liquidity plan that this credit facility, or another new facility, continue beyond the two-year period. In addition, the Company's business plan assumes that expanded off-balance-sheet financing will be available to the Company in 2003 and 2004. This expanded facility will be necessary to reduce outstanding balances on non-revolving credit facilities and to finance future sales. Factors that could affect the Company's ability to obtain additional off-balance-sheet financing are as follows:

     o Capital markets must be available to fund off-balance-sheet financings.

     o The current facility requires a minimum number of payments and credit criteria before a customer note is eligible for funding. Management believes that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. Management has implemented revised sales practices that it believes will result in higher quality notes receivable by 2003 and 2004. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that the Company will be able to secure additional off-balance-sheet facilities. In this case, the Company will attempt to secure additional secured credit facilities.

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

     The Company intends to borrow additional funds under its existing revolving credit facilities and its SPE to finance its operations. At December 31, 2000, the Company had borrowings under credit facilities in the approximate principal amount of $255.5 million. These facilities permit borrowings up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 2000, the Company had a portfolio of approximately 39,530 Vacation Interval customer promissory notes in the approximate principal amount of $336.4 million, of which approximately $33.1 million in principal amount was 61 days or more past due, and therefore ineligible as collateral.

     At December 31, 2000, the Company's portfolio of customer notes receivable had an average yield of 13.4%. At such date, the Company's borrowings, which bear interest at variable rates, had a weighted average cost of 9.6%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically experienced and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer loans. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

     The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 6.3 years at December 31, 2000. The Company's revolving credit facilities have scheduled maturities between February 2002 and April 2006. Additionally, the Company's revolving credit facilities could be declared immediately due and payable as a result of a default by the Company. Accordingly, there could be a mismatch between the Company's cash receipts and the Company's cash disbursements obligations in subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities would require the Company to seek other alternatives to enable it to continue in business. Due to the uncertainties inherent in the Company's current financial condition, as well as capital market uncertainties, the Company may not have viable alternatives available if its current lenders are unwilling to extend refinancing to replace existing credit facilities.

     Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with three lenders, which allowed it to operate at reduced sales levels as compared to prior years. With the exception of interest due on the Old Notes, these short-term arrangements have been adequate to keep the Company's unsecured creditors current on amounts owed.

     Under the Exchange Offer, the agreeing holders will exchange their notes for 65% of the post-Exchange Offer Silverleaf common stock and new notes for 50% of the original note balance bearing interest ranging from 5%, if 80% of the original notes are exchanged, to 8%, if 98% or more of the notes are exchanged. Additionally, under the terms of the Exchange Offer, the Indenture related to the non-exchanging notes will be amended, reducing the rights of the original holders and making the notes subordinate to the new notes. Exchanging holders will also receive the Partial Interest Payment and the Additional Interest Payment. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. As a condition to the Exchange Offer, the secured credit facilities shall have been restructured (including the waiver of any and all defaults) in a manner acceptable to the exchanging holders.

     Management has also negotiated two-year revolving, three-year term out, arrangements for $214 million with its three principal secured lenders, subject to completion of the Exchange Offer and funding under the off-balance sheet $100 million credit facility through the Company's SPE. Under these revised credit arrangements, the three creditors will convert $43.6 million of existing debt to a subordinated Tranche B facility . Tranche A facility will maintain a first lien on currently pledged notes receivable. Tranche B facility will have a second lien on the notes, a lien on resort assets, and an assignment of the Company's interest in its SPE. Among other aspects of these revised arrangements, the Company will be required to operate substantially within the parameters of a revised business model. However, such results cannot be assured.

     Lastly, management negotiated a revised arrangement with the lender under the $100 million off-balance sheet credit facility through the Company's SPE. This arrangement is subject only to completion of both the Exchange Offer and the arrangements with senior lenders described above.

     Assuming the revised credit arrangements and restructuring described above occurs, the Company believes it will have adequate financing to operate substantially in compliance with its revised business model for the two-year revolving term of the proposed financing with the senior lenders. However, if the Company's results of operations differ materially from those contained in its revised business model, it is likely that the Company would be unable to satisfy the financial covenants contained in the amended credit facilities, and the Company would, therefore, be in default of those agreements. Additionally, upon the expiration of the revised credit agreements, management will be required to replace revolving arrangements subject to availability at that time.

DEVELOPMENT AND ACQUISITION PROCESS

     As part of its current business plan, the Company intends to develop at its Existing Resorts and/or acquire new resorts only to the extent the capital markets and the covenants of its existing facilities permit.

     Assuming the Company is successful in implementing its revised business model, it would only consider developing or acquiring new resorts under its established development policies. Before committing capital to a site, the Company tests the market using certain marketing techniques developed by the Company. The Company also explores the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare sales and operations. The Company will also contact various governmental entities and review applications for necessary governmental permits and approvals. If the Company is satisfied with its market and regulatory review, it will prepare a conceptual layout of the resort, including building site plans and resort amenities. After the Company applies its standard lodging unit design and amenity package, the Company prepares a budget which estimates the cost of developing the resort, including costs of lodging facilities, infrastructure, and amenities, as well as projected sales, marketing, and general and administrative costs.

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

     All construction activities are managed internally by the Company. The Company typically completes the development of a new resort's basic infrastructure and models within one year, with additional units to be added within 180 to 270 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

CLUBS / MANAGEMENT CLUBS

     The Company has the right to appoint the directors of the Silverleaf Club. However, the Company does not have this right related to the Crown Club. The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues were 556 in 2000 and 266 in 1999. Typically, the Company purchases at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

     Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Resorts on a collective basis. See "Business
- Operations." The consolidation of resort operations through the Management Clubs permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;
(iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and
(v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort's Club or the Silverleaf Club, rather than the Company.

     At December 31, 2000, the Management Clubs had 628 full-time employees, respectively, and are solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, the Company reimburses the Management Clubs for such services.

     The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, together with all income generated by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $49.98 per month ($24.99 for biennial owners), except for certain members of Oak N' Spruce Resort which prepay dues at an annual rate of approximately $350. Crown Club dues range from $275 to $355 annually. Such amounts are used by the Management Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements between the Company and the Management Clubs. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club or 10% to 15% of dues collected for Clubs within Crown Club, but the Company's right to receive such fee on an annual basis is limited to the amount of each Management Club's net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding year(s), subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, the Company's 2000 management fees were subject to the net income limitation. Accordingly, for the year ended December 31, 2000, management fees recognized were $462,000. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of
(i) the aforementioned maximum fees or (ii) each Management Club's net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the performance of the Silverleaf Club it is uncertain when the Silverleaf Club will be able to generate positive net income. Therefore, future income to the Company could be limited. Additionally, by 2000 the Company determined the receivable from Silverleaf Club for certain expenses advanced by the Company was not collectible and was therefore written off resulting in a charge to expense of $7.5 million. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. At December 31, 2000, there were approximately 92,000 and 24,000 Silverleaf Owners who pay dues to Silverleaf Club and Crown Club, respectively. As the Company develops new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

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

     UNIT LEASING. The Company also recognizes revenues from sales of Samplers which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five night Sampler package currently sells for $595. For the years ended December 31, 2000 and 1999, the Company recognized $3.6 million and $1.7 million, respectively, in revenues from Sampler sales.

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

     OTHER PROPERTY. The Company owns an undeveloped five-acre tract of land in Pass Christian, Mississippi, which has been listed with a broker for sale. The Company had planned to develop this property as a Destination Resort. However, in a survey, Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, the Company acquired land in Galveston, Texas, which opened in 2000 as Silverleaf's Seaside Resort. This resort was developed in lieu of the Pass Christian property. Additionally, the Company owns approximately 14 more acres in Mississippi, and the Company is entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

     The Company also owns 260 acres of land near Kansas City, Missouri, and two acres of undeveloped land in Las Vegas, Nevada, two blocks off the "strip." Both properties are now held for sale as a result of the Company's aforementioned liquidity concerns.

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

     RCI assigns a rating of "red," "white," or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The cost of the annual membership fee in RCI, which is at the option and expense of the owner of the Vacation Interval, is currently $84 per year. Exchange rights require an additional fee of approximately $129 for domestic exchanges and $169 for foreign exchanges.

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

     Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts, and to a lesser extent with the Company's Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Resorts.

     The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes the other competitors named above target consumers with similar income levels as the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel, and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than the Company.

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

GOVERNMENTAL REGULATION

     GENERAL. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

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

     The Company believes it is in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals to households, which may include individuals who may not be financially sophisticated. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, or financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position.

     During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the "Merged Companies," or individually "Merged Company"). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Merged Companies consented purport to bind all successors and assigns, and accordingly binds the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, a Merged Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

     In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Bonus Time Program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business.

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

     In 2000, the Company conducted Phase I environmental assessments at each of the Company-owned resorts in order to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. The Company's Phase I assessments of the properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations taken as a whole; nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's Phase I assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company's results of operations, liquidity, or financial position.

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

EMPLOYEES

     At December 31, 2000, the Company employed 3,520 persons, including the employees employed by the Clubs. The Company believes employee relations are good. None of the employees are represented by a labor union.

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

DESCRIPTION OF CERTAIN INDEBTEDNESS

     At December 31, 2000, the Company has revolving credit agreements with four lenders providing for loans up to an aggregate of $294.3 million, which the Company uses to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. In addition, the Company has $66.7 million of senior subordinated notes due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries. One facility will expire in August 2002, but if the Exchange Offer is completed and the amendments to the other senior credit facilities become effective, the maturity date will extend to August 31, 2003. The other loans mature between August 2002 and April 2006, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 85% of the unpaid balance of certain eligible customer notes receivable.

     The Company was unable to make the interest payment due April 1, 2001 on the senior subordinated notes as a result of a non-payment default under one of its senior credit facilities. The trustee for the senior subordinated notes accelerated payment of the principal, interest, and other charges on May 22, 2001. Interest on the notes has continued to accrue at the default rate of 11.5% per annum on the principal balance of the notes outstanding and the accrued but unpaid interest.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE formed on October 16, 2000. The agreement has a term of 5 years. During 2000, the Company sold $74 million of notes receivable to the SPE. The SPE primarily funded these purchases through advances under their various credit agreements and, in conjunction with these sales, the Company received cash consideration of $62.9 million.

     At December 31, 2000, the SPE held notes receivable totaling $70.2 million, with related borrowings of $63.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids to repurchase some defaulted contracts in public auctions to facilitate the remarketing of the underlying collateral.

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

     Interest on the Company's Senior Subordinated Notes of $3.5 million and $3.9 million was not paid when due on April 1, 2001 and October 1, 2001, respectively, which caused the Company to be in monetary default.

     The following table summarizes the Company's notes payable, capital lease obligations, and senior subordinated notes at December 31, 1999 and 2000 (in thousands):

                                                                                            DECEMBER 31,
                                                                                        -------------------
                                                                                          1999       2000
                                                                                        --------   --------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.55% (additional draws are no longer available under this facility) (this facility is in default due to under collateralization; due to the monetary default related to the Senior Subordinated Notes the lender could declare this facility in default under the cross default provision of the loan agreement) (the Company and the lender have signed an amendment to this loan agreement, which will become effective upon the completion of the proposed debt restructuring, that extends the maturity to August 31, 2003 and
   revises the collateralization requirements)......................................     $39,864    $23,049
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65%  (additional draws are no longer available
   under this facility).............................................................      45,783     41,319
$75 million revolving loan agreement (limited to $72 million), which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
   for the note, at an interest rate of LIBOR plus 3.00%............................      62,166     57,133
$75 million revolving loan agreement (limited to $71 million), which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 2.67%.................      14,150     74,101
$45 million revolving loan agreement, which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note,
   at an interest rate of Prime.....................................................       6,680     41,817
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest rate of LIBOR
   plus 3.50%.......................................................................       9,937      9,936
$10 million inventory loan agreement, which contains certain financial covenants, due November 30, 2001 (extended to March 31, 2002), interest payable
   monthly, at an interest rate of LIBOR plus 3.25%.................................          --      8,175
Various notes, due from January 2002 through November 2009, collateralized by
   various assets with interest rates ranging from 0.9% to 17.0%....................       4,088      4,044
                                                                                        --------   --------
          Total notes payable.......................................................     182,668    259,574
Capital lease obligations...........................................................      11,800     11,023
                                                                                        --------   --------
          Total notes payable and capital lease obligations.........................     194,468    270,597
10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries (in default)....................................      75,000     66,700
                                                                                        --------   --------
          Total.....................................................................    $269,468   $337,297
                                                                                        ========   ========

     The Company is in default under various covenants contained in substantially all of the above described loan agreements.

     At December 31, 2000, LIBOR rates were from 6.40% to 6.56%, and the Prime rate was 9.50%.

     Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with three lenders, which allowed it to operate at reduced sales levels as compared to prior years. With the exception of interest due on the Senior Subordinated Notes, these short-term arrangements have been adequate to keep the Company's unsecured creditors current on amounts owed.

     Under the Exchange Offer, the agreeing holders will exchange their notes for 65% of the post-Exchange Offer Silverleaf common stock and new notes for 50% of the original note balance bearing interest ranging from 5%, if 80% of the original notes are exchanged, to 8%, if 98% or more of the notes are exchanged. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. As a condition to the Exchange Offer, the secured credit facilities shall have been restructured (including the waiver of any and all defaults) in a manner acceptable to the exchanging holders.

     Management has also negotiated two-year revolving, three-year term out, arrangements for $214 million with its three principal secured lenders, subject to completion of the Exchange Offer and funding under the off-balance sheet $100 million credit facility through the Company's SPE. Under these revised credit arrangements, the three creditors will convert $43.6 million of existing debt to a subordinated tranche B. Tranche A will be secured by a first lien on currently pledged notes receivable. Tranche B will have a second lien on the notes, a lien on resort assets, and a security interest in the stock of Silverleaf Finance I, Inc. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model. However, such results cannot be assured.

     Lastly, management negotiated a revised arrangement with the lender under the $100 million off-balance sheet credit facility through the Company's SPE. This arrangement requires completion of both the Exchange Offer and the arrangements with senior lenders described above.

     Assuming the revised credit arrangements and restructuring described above occurs and the Company is able to meet its revised business plan, the Company believes it will have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders. However, if the Company is unable to satisfy the financial covenants contained in the amended credit facilities, it could be declared in default of such agreements. Upon the maturity of the amended credit facilities, management will be required to replace or renegotiate the revolving arrangements subject to availability at that time.

                              CAUTIONARY STATEMENTS

     Subsequent to December 31, 2000, the Company became delinquent in its required filings with the Securities and Exchange Commission and faces an uncertain future due to a variety of factors, including material weaknesses in its internal accounting controls and its need to obtain additional financing in the near future which is not currently in place. All forward looking statements in this annual report should be carefully considered in view of the cautionary statements described below and in the other information included herein.

RISKS RELATED TO THE RESTRUCTURING PLAN

     It is possible that the Company will not, for a variety of reasons, be able to complete its proposed Restructuring Plan. Alternatively, the Company may be able to complete the Restructuring Plan, but may not be able to comply with all of the terms and conditions of either the Amended Senior Credit Facilities, the Amended DZ Bank Facility, the New Indenture, or the Amended Indenture. If any of these events occurs, the following undesirable events may happen:

     o the Company may not be able to finance its continued operations because it will not be able to access its Amended Senior Credit Facilities with its Senior Lenders nor will DZ Bank be obligated to advance funds under the Amended DZ Bank Facility;

     o the Company could lose business if its customers and suppliers doubt its ability to satisfy obligations on a timely or long-term basis;

     o    the Company may be unable to invest adequate capital in its business;

     o an involuntary bankruptcy petition could be filed against the Company by its creditors;

     o the Company may need to commence a bankruptcy proceeding to attempt to reorganize under applicable provisions of the Bankruptcy Code; and

     o if a bankruptcy proceeding does commence following consummation of the Restructuring Plan, exchanging holders will have exchanged one-half of their claims as creditors for an equity interest in the Company and may receive less in bankruptcy than if they had not tendered their Old Notes.

     There is no assurance that a bankruptcy proceeding will result in a reorganization rather than a liquidation, or that any reorganization would be on terms as favorable to the holders of the Old Notes as the terms of the restructuring pursuant to the Restructuring Plan. If liquidation or lengthy bankruptcy proceeding were to occur, there is a substantial risk that the holders would receive substantially less than the recovery anticipated if the Restructuring Plan is successful.

DISCLAIMER OF OPINION, GOING CONCERN ISSUES, AND RESTATEMENT OF FINANCIAL STATEMENTS

     On March 12, 2002, the Company's independent auditors disclaimed an opinion on the consolidated balance sheet of the Company and its consolidated subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000 because of pervasive uncertainties regarding the Company's ability to continue as a going concern. See "Index to Financial Statements at page F-1" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     While the Company believes that successful implementation of the Restructuring Plan will allow it to continue as a going concern, there can be no assurance that this will occur, or that even if the Company is able to continue as a going concern, that its auditors will agree to either (a) express an opinion on the Company's financial statements for the period ended December 31, 2000 or (b) issue an independent auditors' report on the Company's financial statements for the period ended December 31, 2000, or any succeeding periods, that does not contain an explanatory paragraph concerning the Company's ability to continue as a going concern. If the Company is unable to obtain audit reports on its financial statements in which the independent auditors do not disclaim an opinion or include an explanatory paragraph concerning the Company's ability to continue as a going concern, then the Company may not be able to comply with various financial covenants in its Amended Senior Credit Facilities, the Amended DZ Bank Facility, and the New Indenture.

     The inability to obtain independent audit reports on its financial statements that do not disclaim an opinion or contain an explanatory paragraph concerning the ability of the Company to continue as a going concern could also adversely affect the Company's ability to (a) obtain, or retain, various necessary licenses and permits from governmental authorities, (b) achieve full compliance with applicable federal and state securities laws and regulations, and (c) be admitted for listing or quotation purposes on any recognized securities exchange.

     On March 15, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998 and 1999, the 1999 quarters and the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 19 to the Company's Consolidated Financial Statements" for the year ended December 31, 2000. The Company's restatement of its consolidated financial statements for these periods could result in claims against the Company and its affiliates by regulatory authorities, shareholders or others. There can be no assurance that such claims would not have a material adverse affect on the Company and its operations.

MATERIAL WEAKNESSES IN INTERNAL ACCOUNTING CONTROLS

         The Company has been advised by its auditors that they have identified weaknesses in internal controls during the audit of the Company's financial statements for the year ended December 31, 2000. The Company's auditors have further advised that certain of these weaknesses in internal controls are considered by the auditors to be reportable conditions and that these reportable conditions when viewed in the aggregate constitute material weaknesses. Under generally accepted auditing standards, reportable conditions are matters coming to an auditor's attention that, in the auditor's judgment, should be communicated to the Company because they represent significant deficiencies in the design or operation of internal control, which could adversely affect the Company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. A material weakness in internal control is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by an error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Until such time as these continuing material weaknesses are corrected, there is a risk that the present deficient internal control environment of the Company could impair the Company's ability to issue accurate reports related to financial matters, especially on an interim basis. The Company believes that given sufficient time and financial resources, the material weaknesses identified by the Company's auditors can be corrected. The Company expects that remediation of these material weaknesses will require significant time and resources. The Company has begun to assess its weaknesses in internal accounting controls and also to develop a response to such weaknesses. While the Company is committed to taking whatever corrective action is necessary to enhance the level of its internal control, there can be no assurance that the Company will have the time and resources available in future periods to successfully resolve existing material weaknesses. The continued existence of these material weaknesses could materially and adversely impact the Company's efforts to obtain additional financing, become compliant with its SEC reporting obligations, and remain compliant with the terms and conditions of the Amended Senior Credit Facilities and the Amended DZ Bank Facility.

FINANCIAL COVENANTS BASED UPON ASSUMPTIONS AND ESTIMATES IN BUSINESS PLAN

     All of the financial covenants in the Company's Amended Senior Credit Facilities with its Senior Lenders and the Amended DZ Bank Facility are based upon substantial compliance with a business plan prepared by the Company and approved by the Senior Lenders. The Company's independent auditors have not compiled, examined, or performed any procedures with respect to the Company's business plan, nor have they expressed an opinion or any other form of assurance as to such business plan or its achievability and assumes no responsibility for, and disclaims any association with the Company's business plan. The financial projections in the business plan, which have not been reviewed by the Company's auditors or any one else outside the Company, are based upon a number of assumptions and estimates. For example, the Company is estimating that it will be able to sell its existing and planned inventory of Vacation Intervals within 15 years. The Company is also assuming that it will be able to obtain approximately $100 million in additional off-balance sheet financing during 2003, either through an expansion of the Amended DZ Bank Facility or through some other source. The Company has also made specific assumptions about its ability to (a) maintain levels of sales and operating profits, (b) control costs
(c) significantly reduce its existing levels of defaults on customer notes receivable, and (d) raise the prices on its products and services when market conditions allow. Some or all of these assumptions and estimates may be incorrect and, as a result, the Company may not achieve the financial results, including the level of cash flow, that management projects. The assumptions and estimates underlying the projections are inherently uncertain and are subject to significant business, economic and competitive risks and uncertainties. Accordingly, the Company's future financial condition and results of operations following the Exchange Offer may vary significantly from those projected in the business plan. If the projected results are not substantially achieved, a default would result under the terms of the financial covenants of the Company's Amended Senior Credit Facilities and the Amended DZ Bank Facility. In that event, the Company's Senior Lenders and DZ Bank would have the right to cease all further funding in which case, it is likely that the Company would be forced to seek protection from its creditors through a court supervised reorganization.

CONCENTRATION IN TIMESHARE INDUSTRY

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

POSSIBLE FUTURE CHANGES IN ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has approved a draft of a proposed AICPA Statement of Position (the "Proposed SOP") providing guidance for the accounting for real estate time-sharing transactions in financial statements prepared in conformity with generally accepted accounting principles. The Proposed SOP provides comprehensive guidance and makes many changes and clarifications to the current accounting for real estate time-sharing transactions. The Proposed SOP (i) provides guidance for when a time-sharing transaction should be accounted for as a sale; (ii) limits the use of the full accrual method for revenue recognition and provides that, under various conditions, the percentage-of-completion method, the cash received method, the deposit method or a combination thereof must be used; and (iii) provides further guidance on accounting for various other items such as sales incentives, costs incurred to sell time-shares, cost of sales and time-sharing inventory, credit losses, rental and other operations during the holding periods for inventory, special purpose entities, points systems, vacation clubs, sampler programs and mini-vacations, reloads, upgrades, and payments to owners associations. In its present form, the Proposed SOP would be generally effective for financial statements for fiscal years beginning after December 15, 2003. The Proposed SOP, however, has not been released for public comment, although there are indications that an exposure draft may be released for comment during calendar year 2002. Accordingly, there is no way to predict what the final version may contain or when, if ever, any final version may be effective. Nevertheless, in its present form, there would be substantial material adverse effects on the accounting for many time-share sellers, such as the Company, including significant deferrals under the revenue recognition provisions mandated by the Proposed SOP. If adopted in its present form, the Proposed SOP may make it impossible for the Company to comply with certain financial covenants contained in the Amended Senior Credit Facilities. In that event, it would be necessary for the Company to negotiate waiver or forbearance agreements with its Senior Lenders concerning such covenants.

ABILITY TO OBTAIN ADDITIONAL FINANCING

     Several unpredictable factors may cause the Company's adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. The Company incurred net losses for the year ended December 31, 2000. Should the Company's net losses continue in future periods, the Company's cash flow and its ability to obtain additional financing could be materially and adversely impacted.

     Many of the factors that will determine whether or not the Company generates sufficient earnings before interest, income taxes, depreciation and amortization to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These include a decrease in the number of sales of Vacation Intervals and the average purchase price per interval, an increase in the number of customer defaults, an increase in the costs to the Company of borrowing, and an increase in the sales and marketing costs and other operating expenses of the Company.

     These developments have previously led to the Company's inability to obtain additional financing from outside sources and pay required interest payments on the Old Notes. Additionally, due to the adverse impact these developments have had on the Company, the Company has been declared in default by certain of its Senior Lenders.

     The Company has suffered losses in recent periods and there can be no assurance that such losses will not continue. Revenues and operating results may fluctuate in future periods, leading to fluctuations in available cash flow, trading prices and possible liquidity problems.

     Future fluctuations in the Company's revenues and operating results may occur due to many factors, particularly a decreased sale of Vacation Intervals and an increased rate of customer defaults. The Company's current and planned expenses and debt repayment levels are and will be to a large extent fixed in the short term, and are based in part on past expectations as to future revenues and cash flows. The Company has previously reduced its costs of operations through a reduction in workforce and other cost-savings measures. The Company may be unable to further reduce spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that the Company's revenue, cash flow or operating results may not meet the expectations of the financial forecast approved by Senior Lenders, and may even result in the Company being unable to meet the debt repayment schedules or financial covenants contained in the Company's other debt instruments, including the Old and New Indentures.

     Even if the Exchange Offer is successful and the Amended Senior Credit Facilities are implemented, the Company's leverage will still be significant and may continue to burden its operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and required debt payments, and make the Company more vulnerable to financial downturns.

     The Amended Senior Credit Facilities of the Company may:

     o require a substantial portion of the Company's cash flow to be used to pay interest expense and principal to Senior Lenders;

     o impair the Company's ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

     o limit the Company's ability to further refinance or amend the terms of its existing debt obligations, if necessary or advisable.

The Company may not be able to reduce its financial leverage as it intends, and it may not be able to achieve an appropriate balance between the rate of growth which it considers acceptable and future reductions in financial leverage. If the Company is not able to achieve growth in adjusted earnings before interest, income taxes, depreciation and amortization, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments, including the New Indenture.

     The Company's business plan and its ability to comply with the terms of the Amended Senior Credit Facilities is based in part upon the Company's ability to obtain additional financing. See "-- Financial Covenants Based Upon Assumptions and Estimates in Business Plan."

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     The New Indenture will restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

The Amended Senior Credit Facilities require the Company to maintain specified financial collateral ratios and satisfy certain financial covenants. The Company's ability to meet those ratios and covenants can be affected by events beyond its control, and there can be no assurance that the Company will meet those covenants. A breach of any of these covenants could result in a default under the Amended Senior Credit Facilities, the Amended DZ Bank Facility, the Amended Indenture, and/or the New Indenture. Upon the occurrence of an event of default under the Amended Senior Credit Facilities, the Company would be prohibited from making any payment on the Exchange Notes and the Old Notes. Additionally, the Senior Lenders could elect to declare all amounts outstanding under such Amended Senior Credit Facilities, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the Senior Lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under any of the credit facilities accelerate the payment of the indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company, including the Old Notes and the Exchange Notes. See "Business -- Description of Certain Indebtedness."

SENSITIVITY OF CUSTOMERS TO GENERAL ECONOMIC CONDITIONS

     The Company's customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. The present economic slowdown in the United States could depress spending for Vacation Intervals, limit the availability, or increase the cost of financing for the Company and its customers, and adversely affect the collectibility of the Company's loans to Vacation Interval buyers. During the present economic slowdown and in past economic slowdowns and recessions, the Company and/or its affiliates have experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues and consequently increased foreclosures and loan losses. During the present economic slowdown and during any future economic slowdown or recession, the Company projects that increased delinquencies, foreclosures, and loan losses are likely to occur. Similar adverse consequences could result from significant increases in transportation costs. Any or all of the foregoing conditions could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

CUSTOMER DEFAULTS

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

     The Company's credit experience is such that for the year ended December 31, 2000, it recorded 46.3% of the purchase price of Vacation Intervals as a provision for uncollectible notes. In addition, for the year ended December 31, 2000, the Company's sales were decreased by $7.0 million for customer returns and operating, general and administrative expenses increased by $1.1 million for customer releases. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, if the Company were to pursue a post-foreclosure deficiency claim in Texas (where approximately 48% of Vacation Interval sales took place in 2000) against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.

     At December 31, 2000, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $336.4 million and had an allowance for uncollectible notes of approximately $74.8 million. There can be no assurance that such allowances are adequate. On December 31, 2000, the Company was contingently liable with respect to approximately $817,000 for notes receivable sold with recourse.

FINANCING CUSTOMER BORROWINGS

     To finance its operations, the Company borrows funds under existing or future credit arrangements and is dependent on its ability to finance customer notes receivable through third party lenders to conduct its business.

     BORROWING BASE. To finance Vacation Interval customer notes receivable, the Company has entered into agreements with lenders to borrow up to approximately $291.0 million collateralized by customer promissory notes and mortgages. At December 31, 2000, the Company had such borrowings from lenders in the approximate principal amount of $257.0 million. The Company's lenders typically lend the Company up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 2000, the Company had a portfolio of approximately 39,530 Vacation Interval customer notes receivable in the approximate principal amount of $336.4 million, of which approximately $33.1 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

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

     INTEREST RATE MISMATCH. At December 31, 2000, the Company's portfolio of customer loans had a weighted average fixed interest rate of 13.4%. At such date, the Company's borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 9.6%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer notes receivable. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position. To the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

     MATURITY MISMATCH. The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 6.3 years at December 31, 2000. At December 31, 2000, the Company's related revolving credit facilities had original maturity dates between August 2002 and April 2006, with $43.0 million of these credit facilities maturing in 2002. Additionally, should the Company's revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between the Company's anticipated cash receipts and cash disbursements in subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. There is no assurance that the Company will be able to obtain required financing in the future.

     IMPACT ON SALES. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that are financed by the Company and
(ii) reduced demand if the Company is unable to provide financing to purchasers of Vacation Intervals.

REGULATION OF MARKETING AND SALES OF VACATION INTERVALS AND RELATED LAWS

     The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the resorts that are owned or managed by the Company are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

     In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. The states in which the Company currently owns existing resorts, as well as other states in which the Company markets its Vacation Intervals, have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of most states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to fifteen calendar days following the date the contract was signed by the purchaser.

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

     The Company believes it is in material compliance with federal and state laws and regulations to which it is currently subject relating to the sale and marketing of Vacation Intervals. However, the Company is normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities, and there can be no assurance that all of these complaints can be resolved without adverse regulatory actions or other consequences. The Company expects some level of consumer complaints in the ordinary course of its business as the Company aggressively markets and sells Vacation Intervals in the value segment of the timeshare industry, which may include individuals who are less financially sophisticated than more affluent customers. There can be no assurance that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant, that the Company is in material compliance with applicable federal, state, or other laws and regulations, or that violations of law will not have adverse implications for the Company, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on the Company's results of operations, liquidity, and financial position. Further, there can be no assurance that either the federal government or states having jurisdiction over the Company's business will not adopt additional regulations or take other actions which would adversely affect the Company's results of operations, liquidity, and financial position. See "Business -- Government Regulations" and "-- Litigation."

     During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the corporations or partnerships whose assets were acquired by the Company (the "Affiliated Companies") and their affiliates. Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Affiliated Companies consented purport to bind all successors and assigns, and accordingly binds the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Affiliated Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Affiliated Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, an Affiliated Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Order may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs which may have to be incurred to qualify to sell Vacation Intervals in such states, or reduced opportunities in the event the Company is unable to qualify to sell Vacation Intervals in such states.

     In early 1997, the Company was the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, the Company entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which the Company agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Bonus Time Program during certain periods. The Company paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, the Company entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring the Company to comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which it had allegedly been in non-compliance until mid-1995. The allegations included (i) the Company's admitted failure to register the Missouri Destination Resorts in Texas (due to its misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which the Company denied. While the Agreed Order acknowledged that Silverleaf independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered Silverleaf to cease its discontinued practices and enhance its disclosure to purchasers of Vacation Intervals. In the Agreed Order, Silverleaf agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed Silverleaf to revise its training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, the Company has encountered and expects to encounter some level of additional consumer complaints in the ordinary course of its business. See "Business -- Government Regulations" and "-- Litigation."

EFFECTS OF DOWNSIZING AND DEPENDENCE ON KEY PERSONNEL

     During 2001, the Company was forced to downsize its staff and had to terminate many employees with extended in-depth experience of its business and operations. However, the Company has retained all key members of management. The loss of the services of any one of the key members of management could have a material adverse effect on the Company. Should the Company's business develop and expand again in the future, the Company would require additional management and employees. Inability to hire when needed, retain, and integrate needed new or replacement management and employees could have a material adverse effect on the Company's results of operations, liquidity, and financial position in future periods. Additionally, in connection with the Exchange Offer, the Company has agreed to reconstitute its Board of Directors. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. Since the identity of the reconstituted Board is not known at this time, there can be no assurance that the reconstituted Board will be able to work harmoniously with key members of management and employees.

COMPETITION

     The Company believes there are presently a number of public or privately owned and operated timeshare resorts in most states in which the Company owns resorts which compete with the Company. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott, Disney, Hilton, Hyatt, and Four Seasons, have entered the industry. Also, lesser known companies which compete with Silverleaf in the timeshare industry, have enhanced access to capital and other resources which may be superior to the Company's resources.

     The Company believes Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than the Company's target market. The Company believes that certain other competitors target consumers with similar income levels as the Company's target market. The Company's competitors may possess significantly greater financial, marketing, personnel, and other resources than the Company, and there can be no assurance that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than the Company.

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

DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     The Company intends to continue to develop the existing resorts; however, continued development of its resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Risks associated with the Company's development and construction activities include the following: construction costs or delays at a property may exceed original estimates, possibly making the development uneconomical or unprofitable; sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and financing may be unavailable or may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property. There can be no assurance the Company will have the liquidity and capital resources to develop and expand the existing resorts.

     In addition, the Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Such laws and difficulties in obtaining, or failing to obtain, the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of the Company's projects. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where the Company's projects are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the existing resorts.

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

COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS

     A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although the Company believes the existing resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, the Company will incur additional costs of complying with such laws. Additional federal, state, and local legislation may impose further burdens or restrictions on the Company, the Clubs, or the Management Clubs at the existing resorts or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company's results of operations, liquidity, and financial position, such costs could be substantial.

VULNERABILITY TO REGIONAL CONDITIONS

     Prior to August 1997, all of the Company's operating resorts and substantially all of the Company's customers and borrowers were located in Texas and Missouri. Since August 1997, the Company has expanded into other states. The Company's performance and the value of its properties is affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. The Company's current geographic concentration could make the Company more susceptible to adverse events or conditions which affect these areas in particular.

POSSIBLE ENVIRONMENTAL LIABILITIES

     Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2000 and 2001 by independent environmental consultants for all of the Existing Resorts owned by the Company. The reports did not reveal, nor is the Company aware of, any environmental liability that would have a material adverse effect on the Company's results of operations, liquidity, or financial position. No assurance, however, can be given that these reports reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

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

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; POSSIBLE INABILITY TO QUALIFY RESORTS

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

RESALE MARKET FOR VACATION INTERVALS

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

SEASONALITY AND VARIABILITY OF QUARTERLY RESULTS

     Sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where the Company operates. The above may cause significant variations in quarterly operating results.

NATURAL DISASTERS; UNINSURED LOSS

     There are certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable and for which neither the Company, the Clubs, nor the Management Clubs has insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could be required to repair damage at its expense or lose its capital invested in a resort, as well as the anticipated future revenues from such resort. The Company would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company's results of operations, liquidity, and financial position. Additionally, disasters such as the terrorist attacks on the United States which occurred on September 11, 2001 may indirectly have a material adverse effect on the Company by causing a general increase in property and casualty insurance rates, or causing certain types of coverages to become unavailable.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF TEXAS LAW AND THE COMPANY'S CHARTER AND BYLAWS

     Certain provisions of the Company's articles of incorporation (the "Charter") and bylaws (the "Bylaws"), as well as Texas corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider to be in the shareholder's best interest. Such provisions may (i) deter tender offers for Common

Stock, which offers may be beneficial to shareholders, or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for shareholders to receive a premium for their Common Stock over then-prevailing market prices.

LEVERAGE

     The Company's future lending and development activities will likely be financed with indebtedness obtained under the Company's existing credit facilities or under credit facilities to be obtained by the Company in the future. Such credit facilities are and would be collateralized by the Company's assets and contain restrictive covenants.

     The New Indenture pertaining to the Exchange Notes permits the Company to incur additional indebtedness, including indebtedness secured by the Company's customer notes receivable. Accordingly, to the extent customer notes receivable of the Company increase and the Company has sufficient credit facilities available to it, the Company may be able to borrow additional funds. The New Indenture pertaining to the Exchange Notes also permits the Company to borrow additional funds in order to finance development of the Company's resorts. Future construction loans will likely result in liens against the respective properties.

     The level of the Company's indebtedness could have important consequences to holders of the Common Stock, including, but not limited to, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on the Exchange Notes and other indebtedness;
(ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited; (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and economic conditions generally; (iv) certain of the Company's borrowings are at variable rates of interest, and a substantial increase in interest rates could adversely affect the Company's ability to meet debt service obligations; and (v) increased interest expense will reduce earnings, if any. In addition, the New Indenture and the Amended Senior Credit Facilities contain, and future credit facilities could contain, financial and other restrictive covenants that will limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

     Finally, if the Offer to Exchange is consummated, creditors' claims against the Company, including the claims of holders of both the Old Notes and the Exchange Notes will be paid in full before the claims of shareholders in the event of a liquidation, bankruptcy or winding up of the Company.

PREFERRED STOCK OF THE COMPANY

     The Company's Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series and to establish the preferences and rights (including the right to vote and the right to convert into Common Stock) of any series of Preferred Stock issued. Such preferences and rights would likely grant to the holders of the Preferred Stock certain preferences in right of payment upon a dissolution of the Company and the liquidation of its assets. To the extent that the Company's credit facilities would permit, the Board could also establish a dividend payable to the holders of the Preferred Stock that would not be available to the holders of the Common Stock.

ACCELERATION OF DEFERRED TAXES

     While the Company reports sales of Vacation Intervals as income currently for financial reporting purposes, for regular federal income tax purposes the Company reports substantially all Vacation Interval sales on the installment method. Under the installment method, the Company recognizes income for federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. The Company's December 31, 2000 liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $97.9 million, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $97.7 million at December 31, 2000), including net operating loss carryforwards. These amounts do not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. If the Company should sell the installment notes or be required to factor them or if the notes were foreclosed on by a lender of the Company or otherwise disposed of, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under
Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. There can be no assurance that the Company would have sufficient cash resources to pay those taxes and interest. Furthermore, if the Company's sales of Vacation Intervals should decrease in the future, the Company's diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

ALTERNATIVE MINIMUM TAXES

     For purposes of computing the 20% alternative minimum tax (imposed under Section 55 of the Code) ("AMT") on the Company's alternative minimum taxable income ("AMTI"), the installment sale method is generally not allowed. The Code requires an adjustment to the Company's AMTI for a portion of the Company's adjusted current earnings ("ACE"). The Company's ACE must be computed without application of the installment sale method. Prior to 1997, the Company used the installment method for the calculation of ACE for federal alternative minimum tax purposes. In 1998, the Company received a ruling from the Internal Revenue Service granting the Company's request for permission to change to the accrual method for this computation effective January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 2000 was increased each year by approximately $9 million, which resulted in the Company paying substantial additional federal and state taxes in 1997 through 1999. As a result of this change, the Company paid $641,000, $4.9 million and $4.3 million of federal alternative minimum tax for 1997, 1998 and 1999, respectively. As a result of losses incurred in 2000, the Company received refunds totaling $4.4 million for 1998 and $3.9 million for 1999, respectively. As a result of the impact of the limitation imposed by Section 172(b) of the Code which limits the carryback of corporate net operating losses to two years and absent any statutory change to such limitation, any AMT net operating loss carryback of the Company may not be applied against any remaining AMT paid by the Company in 1997. Moreover, as a result of the impact of the limitation imposed by Section 56(d)(1)(A) of the Code which limits the amount of the AMT net operating loss deduction to 90 percent of the Company's AMTI, the Company was unable to offset the entire amount of AMT paid in 1998 and 1999 with AMT net operating losses. However, this result may change due to pending legislation. Proposed limits, if applicable, will result in the Company having credits for prior years' minimum tax liability (as provided in Section 53 of the Code) which cannot be utilized until such time as the Company has a regular tax liability. The Company estimates that the amount of such credits for prior years' minimum tax liabilities are $641,000 for 1997, $494,000 for 1998, and $428,000 for 1999. As
discussed below, such credits for prior years' minimum tax liabilities may be subject to further limitations imposed by Section 383 of the Code.

     As a result of the use of the accrual method in computing the Company's alternative minimum tax liability and other specifics regarding such computation, the Company anticipates that it will have an alternative minimum tax liability. Additionally, there can be no assurance that additional "ownership changes" within the meaning of Section 382(g) of the Code will not occur in the future.

LIMITATIONS ON USE OF CARRYOVERS FROM OWNERSHIP CHANGE

     The Company had net operating loss carryforwards of approximately $240.3 million at December 31, 2000, for regular federal income tax purposes, related primarily to the deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of net operating losses under
Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of a net operating loss by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. If successful, the Exchange Offer will result in an ownership change within the meaning of
Section 382(g) of the Code. Additionally, there can be no assurance that additional "ownership changes" within the meaning of Section 382(g) of the Code will not occur in the future.

     There can be no assurance that the limitations of Section 382 will not limit or deny the future utilization of the net operating loss by the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following the Exchange Offer or other such change in ownership. Moreover, when such an ownership change occurs, Section 383 of the Code may also limit or deny the future utilization of certain carryover excess credits, including any unused minimum tax credit attributable to payment of alternative minimum taxes. Under Section 383, the amount of the excess credits (including the Company's unused minimum tax credits discussed above) which exist as of the date of the ownership change can be used to offset the Company's tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of the taxable income of the Company as does not exceed the Section 382 limitation for such post-change year to the extent available after the application of Sections 382 and 383(b) and (c). However, the amount and existence of such excess credits may be affected by recent legislation.

     Accordingly, there can be no assurance that these additional limitations will not limit or deny the future utilization of any net operating loss and/or excess tax credits of the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following the Exchange Offer or other such change in ownership.

TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY

     Although all on-site sales personnel are treated as employees of the Company for payroll tax purposes, the Company does have independent contractor agreements. The Company has not treated these independent contractors as employees; accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such action may have a material adverse effect on the Company's results of operations, liquidity, and financial position.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to litigation arising in the normal course of its business. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. The Company has been able to settle such claims in the past upon terms that it believes were immaterial to its operations and financial condition. Such litigation includes claims regarding matters concerning employment, tort, contract, truth-in-lending, marketing and sale of Vacation Intervals, and other consumer protection related matters.

     CERTAIN ALLEGED CLASS ACTION CLAIMS. In September 1999, an action was commenced against the Company by various named Plaintiffs who brought the action on behalf of themselves and on behalf of a purported class of plaintiffs made up of persons who purchased Vacation Intervals from the Company between 1995 and 1999. The case was filed in federal district court in Texas in reliance upon alleged violations of the federal truth in lending statutes. The asserted claims involved an alleged inconsistency between the way a certain handling and recording fee was described in the contract signed by each alleged class member and the form of the settlement statement utilized by the Company to close the sales. While the Company believes that the case was without merit and that it would have been successful in defending the action in court, the Company determined that it would be less expensive to settle the matter than to defend it. The Company and the named Plaintiffs settled the claim through mediation. The settlement was later approved by the court. Except for the costs of setting aside sales of approximately fifteen Vacation Intervals and a $75,000 lump sum payment to named Plaintiffs, the Company paid no money; however, the Company did agree to certification of a class so that it could receive a release in a form which bound the entire class concerning the allegations raised in the complaint. The Company believes that the value of the recovered Vacation Intervals essentially offset the payments made to the twenty-seven named Plaintiffs. Additionally, the Company granted upgrade credits ranging from $20 to $350 per Vacation Interval to class members to upgrade their Vacation Interval to a higher price interval. The upgrade credits may not be used for any other purpose and are non-transferable, non-assignable and expire if unused in 2002. The Company also paid the legal fees of the counsel for the named Plaintiffs in an amount of approximately $514,000.

     A second purported class action suit was filed in state district court in Texas against the Company in March 2000 by various Named Plaintiffs who brought the action on behalf of themselves and on behalf of a purported class of Plaintiffs made up of persons who owned a Vacation Interval, with Bonus Time Privileges. The Plaintiffs asserted various claims against the Company based primarily on the Company's sale of Vacation Intervals with Bonus Time Program benefits. The Plaintiffs asserted there were various misrepresentations regarding the limitations on the use of the Bonus Time, as well as other similar allegations. The Company believes it had substantial defenses to the claims asserted by the Plaintiffs and had made more than adequate written disclosures as well as signed acknowledgments from each purported class member regarding the limitations of the Bonus Time Program, which would have prevented any recovery under the various theories relied upon. In addition, the Company believes that the court would not have certified the case as a class action because there were too many fact issues applicable to each putative class member. The case was successfully submitted to mediation and a Mediation Settlement Agreement and Memorandum of Understanding was signed by the parties. This out of court settlement was subsequently approved by the court. All members of the class, including the Named Plaintiffs, released the Company and the Silverleaf Club from any and all claims they held in regards to the suit. In return, the Company and Silverleaf Club released the Named Plaintiffs, and Silverleaf Club provided all Class Members with one Preferred Guest Reservation Certificate. These Certificates allow the holder to receive a five night and six day reservation (Sunday through Thursday and during white or blue color times only) at one of the Company's resorts during a four year period, so long as the holder is current on their dues and note payable obligations. Each Certificate is guaranteed by the Company but only to the extent of $100 per Certificate if the reservation cannot be fulfilled. In addition to the Certificates the Company and the Silverleaf Club, agreed to make various changes to its sales, operating and marketing procedures, including changes to its Bonus Time Program which the Company implemented in 2001. As part of the settlement, the Company also paid the Class Representatives $8,000 for each time share week owned for a total of $120,000 and set aside fifteen Vacation Interval sales to the Class Representatives. Finally, in order to facilitate a prompt conclusion to this matter on grounds deemed to be favorable, the Company paid $1,000,000 in attorneys' fees, plus court costs. The Company also paid Plaintiff's counsel $30,000 for all expenses.

     An additional purported class action was filed in state district court in Texas against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs allege that the Company violated the Texas Timeshare Act, the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants and Conditions of the Resort. The Plaintiffs also claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. The Petition asserts Texas class action allegations and alleges actual damages in the amount of $34,536,505 plus consequential damages in an unspecified amount and all attorneys' fees, expenses and costs. The Company intends to vigorously defend against the Plaintiffs' claims and believes it has valid defenses to the claims. Discovery with regard to the Plaintiffs' claims is still at the preliminary stage. The Company was only recently served with this action and has not yet fully assessed the claims.

     A further purported class action was filed in state district court against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Company was served with this action via U. S. Mail and first received a copy of the Plaintiff's original petition on or about March 5, 2002. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the $275.00 document preparation fee and treble damages for a total of $1,100.00, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. Since the Company was served very recently, it is in the process of retaining defense counsel and has not yet had sufficient time to evaluate the merits of the case.

     CERTAIN CONSTRUCTION CLAIMS BY CONDOMINIUM OWNERS. The homeowner associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions against the Company and one of its subsidiaries alleging construction defects and breach of management agreements pursuant to which the Company is responsible for the management of the projects. Two of the suits have been consolidated. One of the Company's insurers has agreed to provided a defense to the Company, subject to a reservation of rights. The Company paid approximately $1.3 million in 1999 and 2000 correcting a portion of the problems alleged by the Plaintiffs. The Company believes that a substantial portion of these costs may be reimbursed by its insurance carrier though the Company continues to contest additional claims alleged by the Plaintiffs. The Company cannot predict the final outcome of these claims and cannot estimate the additional costs it could incur.

     Additional claims may be made against the Company in the future. Following a complete assessment of such claims, the Company will either defend the claims or attempt to settle such claims out of court if management believes that the cost of settlement would be less than the cost to defend such matters.

     Various legal actions and claims may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of the Company's sales and marketing activities and contractual arrangements. Some of the matters may involve compensatory, punitive or other treble damage claims in very large amounts, which, if granted, could be materially adverse to the Company's financial condition.

     Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves will be established from time to time by the Company when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which the Company has not deemed a reserve to be necessary may be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts or a range of amounts that could be materially adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing prices of the Company's common stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. Prices for the common stock are closing prices on the NYSE through June 2001 and last sale prices reported by the Electronic Quotation Service of the Pink Sheets LLC.


                                                   HIGH          LOW
                                                 -------       -------
YEAR ENDED DECEMBER 31, 1999:
First Quarter                                    $ 10.25       $ 6.375
Second Quarter                                    8.5625        6.4375
Third Quarter                                      8.875        6.0625
Fourth Quarter                                      7.50        5.6875

Year Ended December 31, 2000:
First Quarter                                     7.1875          4.00
Second Quarter                                    4.9375        2.6875
Third Quarter                                     4.0625        2.6875
Fourth Quarter                                     3.875         2.500

Year Ended December 31, 2001:
First Quarter                                       3.88           .89
Second Quarter                                      1.01           .35
Third Quarter                                        .65           .22
Fourth Quarter                                       .30           .06

Year Ended December 31, 2002:
First Quarter                                        .39           .07

     The Company's common stock was traded on the NYSE until June, 2001 when it was suspended from trading and subsequently delisted in August 2001. Since August 2001, there has been no established market for the common stock; however, the common stock has been quoted since then on the Electronic Quotations Service of the Pink Sheets LLC under the symbol "SVLF." The Pink sheets are not an exchange but only an interdealer quotation system. Quotations appearing in the Pink Sheets may not necessarily be indicative of actual trading activity. The Pink Sheets may be accessed over the internet at www.pinksheets.com.

     Because of the various uncertainties related to the Company's future prospects, it is unlikely that an active public trading market will develop for the Common Stock in the foreseeable future and the Common Stock may be illiquid or experience significant price and volume volatility.

DIVIDEND POLICY

     The Company is, and will continue to be restricted from paying dividends and, therefore, does not intend to pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors that the Company's Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data has been taken or derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and the notes thereto beginning on page F-1, of which the Report of the Independent Auditors contains a disclaimer of opinion with respect to the consolidated financial statements for the year ended December 31, 2000 as a result of pervasive uncertainties related to the Company's ability to continue as a going concern.

     As discussed in Note 19 to the Company's consolidated financial statements beginning on Page F-1, the Company's financial statements have been restated to give effect to adjustments identified subsequent to their original issuance.

                                                                                Year Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                                   (in thousands, except share and per share amounts)
                                                -----------------------------------------------------------------------------------
                                                    1996             1997             1998               1999             2000
                                                ------------      ------------     ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:                       (As               (As              (As                (As
                                                  Restated)         Restated)        Restated)         Restated)
Revenues                                        $     56,764      $     84,957     $    158,408      $    230,443      $    285,835
Costs and expenses                                    44,322            61,149          123,256           184,795           345,291
Impairment loss of long-lived assets                      --                --               --                --             6,320
                                                ------------      ------------     ------------      ------------      ------------
Operating income (loss)                               12,442            23,808           35,152            45,648           (65,776)
Interest expense and lender fees                       4,652             4,333            6,961            16,847            32,750
                                                ------------      ------------     ------------      ------------      ------------
Income (loss) from continuing operations
     before income taxes (benefit)                     7,790            19,475           28,191            28,801           (98,526)
Income tax expense (benefit)                           2,909             7,206           10,810            11,090           (36,521)
                                                ------------      ------------     ------------      ------------      ------------

Income (loss) from continuing operations               4,881            12,269           17,381            17,711           (62,005)
Loss from discontinued operations                       (295)               --               --                --                --
Extraordinary item                                        --                --               --                --             2,125
                                                ------------      ------------     ------------      ------------      ------------
Net income (loss)                               $      4,586      $     12,269     $     17,381      $     17,711      $    (59,880)
                                                ============      ============     ============      ============      ============

Per share - Basic and Diluted (1):
     Income (loss) from continuing operations   $       0.63      $       1.26     $       1.38      $       1.37      $      (4.81)
     Loss from discontinued operations                 (0.04)               --               --                --                --
     Extraordinary item                                   --                --               --                --              0.16
                                                ------------      ------------     ------------      ------------      ------------
     Net income (loss)                          $       0.59      $       1.26     $       1.38      $       1.37      $      (4.65)
                                                ============      ============     ============      ============      ============

Weighted average shares outstanding-basic(1)       7,711,517         9,767,407       12,633,751        12,889,417        12,889,417
                                                ============      ============     ============      ============      ============
Weighted average shares outstanding-diluted(1)     7,711,517         9,816,819       12,682,982        12,890,044        12,889,417
                                                ============      ============     ============      ============      ============

BALANCE SHEET DATA (AT PERIOD END):
Total assets                                    $     91,124      $    156,312     $    311,895      $    477,942      $    467,614
Total debt                                            42,086            48,559          132,752           269,468           337,297
Stockholders' equity                                  19,728            83,141          140,305           158,016            98,136

OTHER DATA:
Adjusted EBITDA of continuing operations(2)           13,706            25,309           38,594            51,340           (51,919)
Cash flow used in operating activities               (13,951)          (39,225)         (99,512)         (120,971)          (62,173)
Cash flow used in investing activities                (3,770)           (3,215)         (12,552)          (10,480)           (3,076)
Cash flow provided by financing activities            14,982            46,438          118,449           124,910            67,235


(1) Earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted income from continuing operations per share and net income per share for the year ending December 31, 1998 were $1.37.

(2) Adjusted EBITDA represents income (loss) from operations before interest expense, income taxes and depreciation and amortization and impairment loss of long lived assets. Adjusted EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, Adjusted EBITDA should not be construed as an alternative to net income (loss) as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, Adjusted EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting Adjusted EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income and cash flows from operating activities (determined in accordance with generally accepted accounting principles).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements and the notes thereto and other financial data included elsewhere herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

     Subsequent to the issuance of its annual and interim financial statements for the year ended December 31, 1999 and the quarterly periods in the nine months ended September 30, 2000, the Company's management determined that accounting treatment afforded to certain types of transactions was inappropriate. Accordingly, the previously reported financial information for the first, second, and third quarters of 2000, the year ended December 31, 1999 and all quarters within 1999, and the year ended December 31, 1998 have been restated. Such restatement is further discussed in Note 19 to the Company's financial statements included herein. The discussion and analysis below takes into account the effect of the restatement.

OVERVIEW

     In February 2001, the Company announced liquidity concerns arising from the inability to close a credit facility with its largest secured creditor. Since then, Company management and its financial advisors have been attempting to develop and implement a plan to return the Company to a liquid financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with its three principal secured lenders, which allowed it to operate at reduced sales levels as compared to 1999 and 2000. The Company remained in default under its agreements with these three secured lenders, but they each agreed to forebear taking any action as a result of the Company's defaults and to continue funding so long as the Company complies with the terms of the short-term financing arrangements with these lenders. Unless extended, these short-term arrangements expire March 31, 2002. In addition, the Company is in monetary default regarding delinquent interest due on the senior subordinated notes of $3.5 million and $3.9 million payable on April 1, 2001 and October 1, 2001, respectively, and principal due upon acceleration of maturity in May 2001. The Company is also in default due to under-collateralization under a non-revolving credit facility with the fourth secured creditor. If the Company is unable to complete the restructuring plan, it will not have sufficient cash to pay the principal and interest payments due under the secured credit facilities and senior subordinated notes. In that event, it is likely that the Company will be forced to seek protection from its creditors through a court-supervised reorganization.

CRITICAL ACCOUNTING POLICIES

    The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations.

    The Company recognizes Vacation Interval sales revenues on the accrual method. A sale is recognized after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

    The Company accounts for uncollectible notes by recording a provision to its allowance for uncollectible notes at the time revenue is recognized. The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item -- credit losses, customer returns (customers who fail to make their first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions, which in the opinion of management are consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases is classified in the Consolidated Statements of Operations in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively. The Company sets the provision for uncollectible notes at an amount sufficient to maintain the allowance at a level which management considers adequate to provide for anticipated losses from customers' failure to fulfill their obligations under the notes. When inventory is returned to the Company, any unpaid notes receivable balances are charged against the previously established bad debt reserves net of the amount at which the Vacation Interval is restored to inventory, which is the lower of the historical cost basis or market value of the Vacation Interval.

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

    Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) and (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals that have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory acquired prior to 1996 through the Company's program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. New inventory added through the Company's construction and acquisition programs has a higher average cost than the Company's pre-1996 inventory.

    The Company recognizes interest income as earned. As interest payments become delinquent, the Company ceases recognition of the interest income until collection is probable.

    The Company recognizes a maximum management fee of 15% of Silverleaf Club's gross revenues and 10% to 15% of Crown Club's dues collected, subject to a limitation of each Club's net income. However, if the Company does not receive the maximum management fees, such deficiency is deferred for payment in succeeding years, subject again to the net income limitation.

LIQUIDITY AND CAPITAL RESOURCES

     Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to a liquid financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with its three principal secured lenders, which allowed it to operate at reduced sales levels as compared to 1999 and 2000. The Company remained in default under its agreements with these three secured lenders, but they each agreed to forebear taking any action as a result of the Company's defaults and to continue funding so long as the Company complies with the terms of the short-term financing arrangements with these lenders. Unless extended, these short-term arrangements expire March 31, 2002. In addition, the Company is in monetary default regarding interest due on the senior subordinated notes of $3.5 million and $3.9 million payable on April 1, 2001 and October 1, 2001, respectively, and principal due upon acceleration of maturity in May 2001. The Company is also in default due to under-collateralization under a non-revolving credit facility with the fourth secured creditor.

     Under the proposed terms of the Exchange Offer, the agreeing holders of the senior subordinated debt notes will exchange their notes (the "Old Notes") for 65% of the post-Exchange Offer Silverleaf common stock and new notes (the "New Notes") for 50% of the original note balance bearing interest ranging from 5%, if 80% of the Old Notes are exchanged, to 8%, if 98% or more of the Old Notes are exchanged. Additionally, under the terms of the Exchange Offer, the Indenture related to the Old Notes will be amended, substantially reducing the rights of the original holders and making the Old Notes subordinate to the New Notes. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. As a condition to the Exchange Offer, the secured credit facilities with the Company's four principal secured creditors must be restructured (including the waiver of any and all defaults) in a manner acceptable to the exchanging holders.

     In this regard, management has negotiated two-year revolving, three-year term out, arrangements for $214 million with its three principal secured lenders, subject to completion of the Exchange Offer and funding under the off-balance sheet $100 million credit facility through the Company's Special Purpose Entity ("SPE"). Under these revised credit arrangements, two of the three creditors will convert $43.6 million of existing debt to a subordinated tranche B. Tranche A will be secured by a first lien on currently pledged notes receivable. Tranche B will be secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to meet certain financial covenants, including maintaining a minimum tangible net worth of $100 million or greater, as defined, an acceptable level of sales and marketing expenses, a notes receivable delinquency rate below 25.0%, a minimum interest coverage ratio, and a minimum net income. However, such results cannot be assured.

     Management negotiated a revised arrangement with the lender under the $100 million off-balance sheet credit facility through the Company's SPE. This arrangement requires completion of both the Exchange Offer and the arrangements with senior lenders described above. This revised facility will have a term of five years, however, the lender will have the right to put the loan back to the SPE after two years. It is vitally important to the Company's liquidity plan that this credit facility, or another new facility, continues beyond the two-year period. In addition, the Company's business plan assumes that expanded off-balance-sheet financing will be available to the Company in 2003 and 2004. This expanded facility will be necessary to reduce outstanding balances on non-revolving credit facilities and to finance future sales. Factors that could affect the Company's ability to obtain additional off-balance-sheet financing are as follows:

          o Capital markets must be available to fund off-balance-sheet financings.

          o The current facility requires a minimum number of payments and credit criteria before a customer note is eligible for funding. Management believes that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. Management has implemented revised sales practices that it believes will result in higher quality notes receivable by 2003 and 2004. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that the Company will be able to secure additional off-balance-sheet facilities. In this case, the Company will attempt to secure additional secured credit facilities.

     Under the terms of the proposed debt refinancing and restructuring, future results must meet certain financial covenants that require significant improvements over 2000 and 2001 results. During the second and third quarters of 2001, the Company closed three outside sales offices, closed three telemarketing centers, and reduced headcount in sales, marketing, and general and administrative functions. As a result of these reductions, management believes that the necessary operating changes needed to achieve the desired sales, sales and marketing expense, and operating, general and administrative expense are being implemented.

     Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has indicated a minimum income level above that previously required and has a valid major credit card. Further, the marketing division is employing a best practices program, which should facilitate marketing to customers who management believes are more likely to be a good credit risk. However, if the economy deteriorates further or if enhanced sales practices do not result in sufficiently improved collections, the Company may not be able to realize such improvements.

     Management believes that the restructuring and refinancing transactions described above will occur, and that the operating improvements required under the debt covenants will be accomplished. If the Company accomplishes these goals, it will have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders. If the Company is unable to complete the restructuring plan, it will not have sufficient cash to pay the principal and interest payments due under the secured credit facilities and senior subordinated notes. In that event, it is likely that the Company will be forced to seek protection from its creditors through a court-supervised reorganization.

    Realization of inventory is dependent upon execution of management's long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management's ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

    SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 1998, 1999, and 2000, the Company's operating activities reflected cash used in operating activities of $99.5 million, $121.0 million, and $62.2 million, respectively. In 2000, the decrease in cash used in operating activities compared to 1999 is the result of $62.9 million in proceeds from sales of notes receivable. The increase in cash used in operating activities in 1999 compared to 1998 primarily related to increases in customer notes receivable.

    Net cash provided by financing activities for the years ended December 31, 1998, 1999, and 2000 was $118.4 million, $124.9 million, and $67.2 million, respectively. During 2000, the decrease in cash provided by financing activities compared to 1999 was primarily due to increased payments on borrowings against pledged notes receivable resulting from funds received from sales of notes receivable to the SPE. The increase in cash provided by financing activities in 1999 compared to 1998 primarily relates to increased borrowings against pledged notes receivable. At December 31, 2000, the Company's revolving credit facilities provided for loans of up to $291.0 million, of which approximately $257.0 million of principal and interest related to advances under the credit facilities was outstanding. For the year ended December 31, 2000, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 9.6%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on the second anniversary date of the proposed amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74 million of notes receivable to the SPE, which the Company services for a fee. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities.

    At December 31, 2000, the SPE held notes receivable totaling $70.2 million, with related borrowings of $63.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $5.3 million at December 31, 2000.

    For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which results in the Company paying substantial additional federal and state taxes in those years. The Company's AMT loss for 2000 was decreased by such amount. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million as the result of the carryback of its 2000 AMT loss to 1999 and 1998.

    The net operating losses ("NOL") expire between 2007 through 2020. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its net operating losses from normal operations. However, sufficient temporary differences existed at December 31, 2000 to allow for utilization of its NOL. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

    Given its current economic condition, the Company's access to capital and other financial markets is anticipated to be limited. However, to finance the Company's growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to finance future acquisitions, refinance debt, finance mortgage receivables, or for other purposes. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

    USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. Net cash used in investing activities for the years ended December 31, 1998, 1999, and 2000 was $12.6 million, $10.5 million, and $3.1 million, respectively. In 2000, the cash used in investing activities decreased compared to 1999 due to reduced purchases of property and equipment. In 1999, the decrease in cash used in investing activities compared to 1998 resulted from proceeds from property sales, which offset investments in a new central telemarketing facility and related automated dialers and computer equipment, and investments in undeveloped land, including $1.5 million of undeveloped land near The Villages Resort in Tyler, Texas, $500,000 of undeveloped land near Holiday Hills Resort in Branson, Missouri, and $805,000 of undeveloped land near Fox River Resort in Sheridan, Illinois. In 1998, the acquisition of the Crown resorts, the Atlanta, Kansas City, and Philadelphia sites, and a second parcel of land in Galveston in 1998, contributed to the cash used in operating and investing activities in that year. The Company acquired a second tract of the Galveston property in February 1998 for $1.2 million, the Crown resorts in May 1998 for $4.8 million, the Kansas City site in September 1998 for $1.5 million, the Philadelphia site in December 1998 for $1.9 million, and various tracts of the Atlanta property throughout the fourth quarter of 1998 for $4.2 million. The decrease in net cash used in investing activities relates to a reduction in equipment purchases in 2001. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 2000, the Company had construction commitments of approximately $13.3 million, the majority of which had been paid by December 31, 2001. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information for the Company.

                                                              YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                               1998               1999               2000
                                                           -------------      -------------         ------
                                                           (AS RESTATED)      (AS RESTATED)
As a percentage of total revenues:
  Vacation Interval sales ........................              84.9%              83.7%              82.1%
  Sampler sales ..................................               0.8                0.7                1.3
                                                              ------             ------             ------
          Total sales ............................              85.7               84.4               83.4
  Interest income ................................              10.7               12.3               13.2
  Management fee income ..........................               1.6                1.2                0.2
  Other income ...................................               2.0                2.1                1.7
  Gain on sale of notes receivable ...............                --                 --                1.5
                                                              ------             ------             ------
          Total revenues .........................             100.0%             100.0%             100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales ................              14.8%              15.9%              25.2%
  Provision for uncollectible notes ..............              12.1               10.1               46.3
As a percentage of total sales:
  Sales and marketing ............................              49.0%              52.4%              52.6%
As a percentage of total revenues:
  Operating, general and administrative ..........              10.8%              11.8%              12.9%
  Depreciation and amortization ..................               2.2                2.5                2.6
  Impairment loss of long-lived assets ...........                --                 --                2.2
  Write-off of affiliate receivable ..............                --                 --                2.6
  Total costs and operating expenses .............              82.2               87.5              134.5
As a percentage of interest income:
  Interest expense and lender fees ...............              41.2%              59.6%              86.6%

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
1999

Revenues

    Revenues in 2000 were $285.8 million, representing a $55.4 million, or 24.0%, increase over revenues of $230.4 million for the year ended December 31, 1999. The increase was primarily due to a $42.0 million increase in sales of Vacation Intervals and a $9.5 million increase in interest income. The strong increase in Vacation Interval revenues primarily resulted from increased sales at Holiday Hills Resort in Branson, Missouri, Silverleaf's Seaside Resort in Galveston, Texas, which opened a sales office in the first quarter of 2000, and Apple Mountain Resort near Atlanta, Georgia, which opened a sales office in 1999. Also contributing to increased Vacation Interval revenues were improved closing percentages and higher sales prices. In 2000 and 1999, sales were reduced by $7.0 million and $3.7 million, respectively, for cancellations related to customer returns (i.e., customers who failed to make their first installment payment).

    In 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 1.4% to 16,216 from 15,996 in 1999; the average price per interval increased 9.7% to $9,768 from $8,901. Total interval sales for 2000 included 6,230 biennial intervals (counted as 3,115 Vacation Intervals) compared to 5,936 biennial intervals (counted as 2,968 Vacation Intervals) in 1999. The Company also experienced increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 2000, the number of upgraded Vacation Intervals sold was 16,112 at an average price of $4,741 compared to 11,400 upgraded Vacation Intervals sold in 1999 at an average price of $4,420. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

    Sampler sales increased to $3.6 million in 2000 compared to $1.7 million in 1999. The increase is consistent with the overall growth in Company sales resulting from increased marketing efforts and an expanded sales force.

    Interest income increased 33.7% to $37.8 million for the year ended December 31, 2000 from $28.3 million for 1999. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, in 2000 compared to 1999.

    Management fee income decreased 83.6% to $462,000 in 2000 from $2.8 million in 1999. The decrease in management fee income was primarily the result of increased operating expenses at the management clubs.

    Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income was $4.9 million for both the years ended December 31, 2000 and December 31, 1999. In 2000, a $317,000 gain associated with the sale of land, growth in water and utilities income, and increased pro shop income at two resorts was offset by a reduction in sales of Bonus Time Program upgrades to owners of seven resorts managed by the Company since May 1998.

    Gain on sale of notes receivable was $4.3 million for the year ended December 31, 2000, compared to $0 in 1999. This gain resulted from the sale of $74 million of notes receivable to a special purpose entity ("SPE") in the fourth quarter of 2000.

Cost of Sales

    Cost of sales as a percentage of Vacation Interval sales increased to 25.2% in 2000 from 15.9% in 1999. Due to liquidity concerns experienced in the fourth quarter of 2000, the Company reduced its future sales plan for most resorts and discontinued its efforts to sell Crown intervals. As a result, the Company recorded an inventory write-down of $15.5 million based on a lower of cost or market assessment and wrote-off $3.1 million of unsold Crown inventory intervals. In addition, as the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1999 regardless of the impairments recorded. These percentage increases, however, were partially offset by increased sales prices since the third quarter of 1999.

Sales and Marketing

    Sales and marketing costs as a percentage of total sales was 52.6% for the year ended December 31, 2000 compared to 52.4% for 1999. Due to 2000 growth rates and implementation of new lead generation programs, the Company experienced relatively higher marketing costs in 2000 compared to 1999. The Company increased its headcount at the call centers significantly since the third quarter of 1999, which created inefficiencies due to temporary lack of available training resources in the first half of the year. The Company also moved towards reliance on national retail chains for its lead generation efforts, in addition to the traditional local programs. The transition to national programs was slower in generating leads than originally planned.

Provision for Uncollectible Notes

    Provision for uncollectible notes as a percentage of Vacation Interval sales increased to 46.3% for the year ended December 31, 2000 from 10.1% for 1999. The provision for uncollectible notes in 2000 related to sales originating in 2000 was approximately 26%, with the remainder relating to an additional provision needed for notes related to sales from prior years. The increase in the provision is the result of the deterioration in the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs during 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. Late in 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these issues, the provision for uncollectible notes recognized in 2000 was increased by approximately $85 million.

Operating, General and Administrative

    Operating, general and administrative expenses as a percentage of total revenues increased to 12.9% in 2000 from 11.8% in 1999. The increase is primarily attributable to higher salaries, increased headcount, increased legal expense, and increased title and recording fees due to increased borrowings against pledged notes receivable. In addition, the Company incurred $3.5 million in 2000 related to three lawsuits.

Depreciation and Amortization

    Depreciation and amortization expense as a percentage of total revenues increased to 2.6% in 2000 from 2.5% in 1999. Overall, depreciation and amortization expense increased $1.8 million from 1999, primarily due to investments in new automated dialers, investments in telephone systems, and investments in a central marketing facility, which opened in September 1999.

Interest Expense

    Interest expense as a percentage of interest income increased to 86.6% for the year ended December 31, 2000 from 59.6% in 1999. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Impairment Loss of Long-Lived Assets

     Due to liquidity concerns experienced in the fourth quarter of 2000, the Company was required to abandon plans to develop two resorts already in predevelopment status, place one resort in predevelopment status on hold, and abandon plans to sell at the Crown resorts. As a result, the Company recorded an impairment of $5.4 million to write-down land to its estimated fair value and land held for sale to its estimated sales price less estimated disposal costs. Due to its decision to discontinue sales efforts of Crown intervals, the Company also wrote-off $922,000 of intangible assets, originally recorded with the acquisition of Crown resorts in May 1998, which management believes are not recoverable under its new business plan.

Write-off of Affiliate Receivable

     At December 31, 2000, due to the liquidity concerns and the planned reduction in future sales, the Company anticipated that future membership dues would not be sufficient to recover its advances to Silverleaf Club. Hence, the Company's Board of Directors approved the write-off of $7.5 million of uncollectible receivables from Silverleaf Club.

Income (Loss) Before Provision (Benefit) for Income Taxes and Extraordinary Item

    Income (loss) before provision (benefit) for income taxes and extraordinary item decreased to a loss of $98.5 million for the year ended December 31, 2000, from income of $28.8 million for the year ended December 31, 1999, as a result of the above mentioned operating results.

Provision (Benefit) for Income Taxes

    Provision (benefit) for income taxes as a percentage of income (loss) before provision (benefit) for income taxes and extraordinary item was 37.1% in 2000 versus 38.5% in 1999. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized.

Extraordinary Item

    The Company recognized an extraordinary gain of $2.1 million, net of income tax of $1.3 million, related to the early extinguishment of $8.3 million of 10 1/2% senior subordinated notes during the year ended December 31, 2000. There were no extraordinary items during the year ended December 31, 1999.

Net Income (Loss)

    Net income (loss) was a net loss of $59.9 million for the year ended December 31, 2000, as compared to net income of $17.7 million for the year ended December 31, 1999, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
1998

Revenues

    Revenues in 1999 were $230.4 million, representing a $72.0 million, or 45.5%, increase over revenues of $158.4 million for the year ended December 31, 1998. The increase was primarily due to a $58.4 million increase in sales of Vacation Intervals and an $11.4 million increase in interest income. The strong increase in Vacation Interval revenues primarily resulted from increased sales at core resorts and increased sales at new resorts, primarily relating to Oak N' Spruce near Boston, Massachusetts, which opened a sales office in the second quarter of 1998, Foxwood Hills in Westminster, South Carolina, which opened a sales office in the third quarter of 1998, and Apple Mountain near Atlanta, Georgia, which opened a sales office in the first quarter of 1999. In 1999 and 1998, sales were reduced by $3.7 million and $1.9 million, respectively, for cancellations related to customer returns (i.e., customers who failed to make their first installment payment).

    In 1999, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 22.6% to 15,996 from 13,046 in 1998; the average price per interval increased 10.7% to $8,901 from $8,042. Total interval sales for 1999 included 5,936 biennial intervals (counted as 2,968 Vacation Intervals) compared to 3,860 biennial intervals (counted as 1,930 Vacation Intervals) in 1998. The Company also experienced increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 1999, the number of upgraded Vacation Intervals sold was 11,400 at an average price of $4,420 compared to 6,817 upgraded Vacation Intervals sold in 1998 at an average price of $4,396. In addition, Vacation Interval sales at existing resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

    Sampler sales increased to $1.7 million in 1999 compared to $1.4 million in 1998. Increased sales of overnight samplers were partially offset by an increase in biennial interval sales, which are an alternative to the sampler program. The increase is consistent with the overall growth in Company sales resulting from increased marketing efforts and an expanded sales force.

    Interest income increased 67.4% to $28.3 million for the year ended December 31, 1999 from $16.9 million for 1998. This increase primarily resulted from an increase in notes receivable, net of allowance for uncollectible notes, since December 31, 1998, due to increased sales. The increase in interest income related to notes receivable was partially offset by interest income on short-term investments, which decreased from $959,000 in 1998 to $234,000 in 1999 as proceeds from the debt and equity offerings completed in April 1998 were invested prior to their utilization.

    Management fee income increased 10.7% to $2.8 million in 1999 from $2.5 million in 1998. The increase in management fee income was primarily the result of greater net income from the Management Clubs due to higher dues income resulting from an increased membership base, partially offset by an increase in the Management Clubs' operating expenses.

    Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased 53.4% to $4.9 million for the year ended December 31, 1999 from $3.2 million for the year ended December 31, 1998. The increase primarily relates to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and the Holiday Hills restaurant, which opened in the second quarter of 1999, and increased sales of Bonus Time Program upgrades to owners at seven resorts managed by the Company since May 1998.

Cost of Sales

    Cost of sales as a percentage of Vacation Interval sales increased to 15.9% in 1999 from 14.8% in 1998. As the Company continues to deplete its inventory of low-cost Vacation Intervals acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 1998. This increase, however, was partially offset by increased sales prices during 1999.

Sales and Marketing

    Sales and marketing costs as a percentage of total sales was 52.4% for the year ended December 31, 1999 compared to 49.0% for 1998. This increase, in part, was due to the implementation of new marketing programs, including a vacation product whereby related revenues received are deferred until the guest actually stays at the resort. Additionally, the Company is incurring substantial marketing and start-up costs associated with two new sales offices and one expanded sales office in recently opened markets where sales have not yet reached mature levels. Implementation costs associated with new predictive dialing equipment at the Company's call centers as well as the opening of a fourth central marketing facility in September 1999 also contributed to the increase.

Provision for Uncollectible Notes

    Provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 10.1% in 1999 from 12.1% in 1998. This is the result of continued improvements in the Company's collection efforts, including increased staffing, improved collections software, the implementation of a program through which delinquent loans are assumed by existing owners with a consistent payment history, and an increase in receivables related to upgrade sales, which typically represent better performing accounts, resulting in fewer delinquencies.

Operating, General and Administrative

    Operating, general and administrative expenses as a percentage of total revenues increased to 11.8% in 1999 from 10.8% in 1998. The increase is primarily attributable to higher salaries, increased headcount, increased travel, legal, and professional fees, primarily related to expansion into new markets, an increase in title and recording fees due to increased borrowings against pledged notes receivable, an increase in costs to the Apple Mountain golf course and pro shop, which opened in the fourth quarter of 1998, and an increase in costs to operate the Holiday Hills restaurant, which opened in the second quarter of 1999.

Depreciation and Amortization

    Depreciation and amortization expense as a percentage of total revenues increased to 2.5% in 1999 from 2.2% in 1998. Overall, depreciation and amortization expense increased $2.2 million from 1998, primarily due to investments in new automated dialers, investments in telephone systems, and investments in two central marketing facilities, which opened in September 1998 and September 1999, respectively.

Interest Expense

    Interest expense as a percentage of interest income increased to 59.6% for the year ended December 31, 1999 from 41.2% in 1998. This increase is primarily the result of interest expense related to increased borrowings against pledged notes receivable.

Income Before Provision for Income Taxes

    Income before provision for income taxes increased 2.2% to $28.8 million for the year ended December 31, 1999, from $28.2 million for the year ended December 31, 1998, as a result of the above mentioned operating results.

Provision for Income Taxes

    Provision for income taxes as a percentage of income before provision for income taxes remained relatively flat at 38.5% in 1999 versus 38.3% in 1998.

Net Income

    Net income increased $330,000, or 1.9%, to $17.7 million for the year ended December 31, 1999, from $17.4 million for the year ended December 31, 1998, as a result of the aforementioned operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133 - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and was adopted January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The adoption of SFAS No. 133 had no significant impact on the Company's results of operations, financial position, or cash flows in 2001.

    SAB No. 101 - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which was adopted by the Company in the fourth quarter of 2000. In connection with the adoption of SAB No. 101, management determined that its methodology for recording sampler sales was inappropriate. As a result, the Company has changed its method of accounting for sampler sales, which change has been treated as a correction of an error. (See Note 19 to the Consolidated Financial Statements.) There were no other significant changes in the Company's accounting practices resulting from the adoption of SAB No. 101.

    SFAS No. 140 - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises SFAS No. 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. The adoption of SFAS No. 140 in 2001 did not have a material impact on the Company's results of operations, financial position, or cash flows.

    SFAS No. 144 - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective on January 1, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's results of operations, financial position, or cash flows.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         As of and for the year ended December 31, 2000, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable and senior subordinated notes is fixed. See notes 5, 6, 10 and 14 to the Company's consolidated financial statements beginning on page F-1.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the information described in the Index to Consolidated Financial Statements beginning on Page F-1 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

RECONSTITUTION OF BOARD FOLLOWING EXCHANGE OFFER

     One of the principal terms of the Exchange Offer negotiated with the Noteholders' Committee involves a reconstitution of the Company's existing Board of Directors. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. Each of the two designees of the Noteholders' Committee will serve on both the Audit Committee and the Compensation Committee, with one of the Noteholders' Committee's designees holding the chairmanship of each of these two committees.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AT DECEMBER 31 2000

     The following table sets forth certain information concerning each person who is a director or executive officer of the Company.

           Name                   AGE                           POSITION
           ----                   ---                           --------
Robert E. Mead                     55         Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield                41         President
David T. O'Connor                  59         Executive Vice President -- Sales
Thomas C. Franks                   47         Executive Vice President -- Corporate Affairs;
                                              President of Silverleaf Resort Acquisitions, Inc.
Harry J. White, Jr.                47         Chief Financial Officer, Treasurer
Larry H. Fritz                     49         Vice President -- Marketing
Ioannis N. Giddesis                50         Vice President -- Promotions
Allen L. Hudson                    53         Vice President -- Architecture and Engineering Services
Michael L. Jones                   35         Vice President -- Information Services
Edward L. Lahart                   37         Vice President -- Corporate Operations
Robert G. Levy                     53         Vice President -- Resort Operations
David McPhearson                   38         Vice President -- Finance
James J. Oestreich                 60         Vice President --  Marketing Development
Sandra G. Cearley                  40         Secretary
Stuart Marshall Bloch              58         Director
James B. Francis, Jr.              53         Director
Michael A. Jenkins                 59         Director

     ROBERT E. MEAD, founded the Company, has served as its Chairman of the Board since its inception, and has served as its Chief Executive Officer since May 1990. Mr. Mead began his career in hotel and motel management and also operated his own construction company. Mr. Mead has over 23 years of experience in the timeshare industry, with special expertise in the areas of consumer finance, hospitality management, and real estate development.

     SHARON K. BRAYFIELD, has served as the President of the Company since 1992 and manages all of the Company's day to day activities. Ms. Brayfield began her career with an affiliated company in 1982 as the Public Relations Director of Ozark Mountain Resort. In 1989, she was promoted to Executive Vice President of Resort Operations for an affiliated company and in 1991 was named Chief Operations Officer of the Company.

     DAVID T. O'CONNOR, has over 23 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 17 years. Mr. O'Connor has served as the Company's Executive Vice President -- Sales for the past five years and as Vice President -- Sales since 1991. In such capacities he directed all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures.

     THOMAS C. FRANKS was hired in August 1997 as President of a newly-formed, wholly-owned subsidiary of the Company, Silverleaf Resort Acquisitions, Inc. In February 1998, Mr. Franks was named as Vice President -- Investor Relations and Governmental Affairs for the Company, and in October 1998 he was named Executive Vice President--Corporate Affairs. Mr. Franks has more than 17 years of experience in the timeshare industry and is responsible for acquisitions and industry and governmental relations. Mr. Franks served as the President of ARDA from February 1991 through July 1997.

     HARRY J. WHITE, JR., joined the Company in June 1998 as Chief Financial Officer and has responsibility for all accounting, financial reporting, and taxation issues. Prior to joining the Company, Mr. White was Chief Financial Officer of Thousand Trails, Inc. from 1992 to 1998 and previously was a senior manager with Deloitte & Touche LLP.

     LARRY H. FRITZ, has been employed by the Company (or an affiliated company) in various marketing management positions. Since 1991, Mr. Fritz has served as the Company's chief marketing officer, with responsibility for daily marketing operations, and currently serves as the Company's Vice President -- Marketing.

     IOANNIS N. GIOLDASIS has been with the Company since May 1993 and currently serves as Vice President -- Promotions. Mr. Gioldasis is responsible for the design and implementation of marketing strategies and promotional concepts for lead generation in Texas and other markets. Prior to joining the Company, Mr. Gioldasis was a national field director for Resort Property Consultants, Inc.

     ALLEN L. HUDSON joined the Company on June 1, 1998 as Vice President - Architecture and Engineering Services. Prior to joining the Company, Mr. Hudson was President and Chief Operating Officer of an architectural firm which provided consultant design and project management services to the Company from 1995 until June 1998. See "Certain Relationships and Related Transactions."

     MICHAEL L. JONES, was appointed Vice President -- Information Services in May 1999. For more than five years prior to that time, Mr. Jones served in various positions with the Company, including Network Manager, Payroll Manager, and Director of Information Services.

     EDWARD L. LAHART, has served as Vice President -- Corporate Operations since June 1998. Prior to June 1998, Mr. Lahart served in various capacities in the Company's Credit and Collections department.

     ROBERT G. LEVY, was appointed Vice President -- Resort Operations in March 1997 and administers the Company's Management Agreement with the Silverleaf Club. Since 1990, Mr. Levy has held a variety of managerial positions with Silverleaf Club including Project Manager, General Manager, Texas Regional Manager, and Director of Operations. Prior thereto, Mr. Levy spent 18 years in hotel, motel, and resort management, and was associated with the Sheraton, Ramada Inn, and Holiday Inn hotel chains.

     DAVID D. MCPHERSON was elected Vice President--Finance in May 1999. Prior to that time, Mr. McPherson served as Director of Audit of the Company from July 1998 to May 1999 and as Director of Finance from May 1997 to July 1998. Before joining the Company, Mr. McPherson served as Chief Financial Officer of Neutral Posture Ergonomics, Inc. from May 1996 to April 1997 and as a Senior Auditor of Deloitte & Touche, LLP from September 1992 until May 1996.

     JAMES J. OESTREICH joined the Company in February 1998 as Vice President -- Marketing Development. From January 1991 to August 1995, Mr. Oestreich served as Vice President of Sales and Marketing for Casablanca Express, Inc. From August 1995 until joining the Company in 1998, Mr. Oestreich served as President of Bull's Eye Marketing, Inc., a provider of marketing services to the resort and direct sales industries. See "Certain Relationships and Related Transactions."

     SANDRA G. CEARLEY, has served as Secretary of the Company since its inception. Ms. Cearley maintains corporate minute books, oversees regulatory filings, and coordinates legal matters with the Company's attorneys.

     JAMES B. FRANCIS, JR., was elected as a Director of the Company in July 1997. During 1996, Mr. Francis' company, Francis Enterprises, Inc., served as a consultant to the Company in connection with governmental and public affairs. From 1980 to 1996, Mr. Francis was a partner in the firm of Bright & Co., which managed various business investments, including the Dallas Cowboys Football Club.

     MICHAEL A. JENKINS, was elected as a Director of the Company in July 1997. In 1971, Mr. Jenkins founded and became the President of Leisure and Recreation Concepts, Inc., which as planned and designed over 850 theme parks, resorts, retail areas, and major attractions worldwide. Mr. Jenkins has more than 35 years in the leisure industry. Mr. Jenkins also serves as President of the Dallas Summer Musicals, Inc. and the Broadway Contemporary Series.

     STUART MARSHALL BLOCH was elected as a Director of the Company in July 1997. Since 1972, Mr. Bloch has been a partner in the law firm of Ingersoll & Bloch, in Washington, D.C. Ingersoll & Bloch has served as general counsel to ARDA since 1972. Mr. Bloch is also currently serving as counsel to the law firm of Holland & Knight, LLC. Mr. Bloch is the founding director and a past president of the International Foundation for Timesharing. Mr. Bloch has authored numerous articles dealing with real estate law and the timeshare industry.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual base salary and other annual compensation earned in 1998, 1999 and 2000 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose cash compensation (salary and bonus) exceeded $100,000 (the "Named Executive Officers").

                                                                                                               LONG-TERM
                                                                ANNUAL COMPENSATION ($)                       COMPENSATION
                                                    -------------------------------------------------       ---------------
                                                                                          OTHER             # OF SECURITIES
      NAME AND PRINCIPAL                                                                  ANNUAL               UNDERLYING
           POSITION                     YEAR         SALARY(a)          BONUS         COMPENSATION(b)         OPTIONS/SARS
      ------------------                ----        ----------        ----------      ---------------       ---------------
Robert E. Mead, ................        1998        $  500,015                --                --                   --
  Chief Executive Officer               1999        $  500,011                --                --                   --
                                        2000        $  499,857                --                --                   --

Sharon K. Brayfield, ...........        1998        $  267,503                --        $  298,761                   --
  President                             1999        $  435,004        $   38,321        $  107,806               25,000
                                        2000        $  435,000        $   74,729                --               20,000

David T. O'Connor, .............        1998                --        $  209,216        $1,478,862(c)           200,000
  Executive Vice President -            1999                --        $   80,259        $1,272,648(c)            50,000
  Sales                                 2000                --        $  101,916        $1,016,895                   --

Thomas C. Franks (d) ...........        1998        $  341,671        $      160                --               25,000
  Executive Vice President -            1999        $  368,751        $   31,080                --               25,000
  Corporate Affairs                     2000        $  375,000        $   42,230                --               20,000

James J. Oestreich, ............        1998        $  284,149        $   94,782                --               25,000
  Vice President -                      1999        $  442,832        $   31,119                --               25,000
  Marketing                             2000        $  350,017        $   20,000                --               10,000

----------

     (a) The amounts shown are before elective contributions by the Named Executive Officers in the form of salary reductions under the Company's Section 125 Flexible Benefit Plan. Such plan is available to all employees, including the Named Executive Officers.

     (b) Except as otherwise noted, these amounts represent additional compensation based on sales of Vacation Intervals and other sales related criteria. See "Executive Compensation -- Employment and Noncompetition Agreements" for a discussion of other annual compensation.

     (c) A portion of this amount was paid as sales commissions to Recreational Consultants, Inc., a corporation of which Mr. O'Connor is the principal. See "Certain Relationships and Related Transactions."

     (d) Effective as of January 1, 2002, Mr. Franks was no longer employed by the Company.

     (e) Effective as of March 15, 2001, Mr. Oestreich was no longer employed by the Company.


EMPLOYMENT AND NONCOMPETITION AGREEMENTS

     Effective January 1, 2000, Mr. Mead entered into a three-year employment agreement with the Company which provides for an annual base salary of $500,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

     Effective January 1, 2000, Ms. Brayfield entered into a three-year employment agreement with the Company which provides for an annual base salary of $435,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

     Effective January 1, 2000, Mr. O'Connor entered into a three-year employment agreement with the Company which, as amended, provides for base compensation payable equal to five tenths percent (0.5%) of the Company's net sales from outside sales and six tenths percent (0.6%) of the Company's net sales from in-house sales, plus incentive bonuses based upon performance, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

     Effective June 29, 1998, Mr. White entered into an employment agreement with the Company which provides for an annual base salary of $250,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time. The agreement provides for severance pay equal to six months of Mr. White's then current salary if his services are terminated at any time for a reason other than good cause.

     The agreements with Ms. Brayfield and Messrs. Mead and O'Connor also provide that for a period of two years following the termination of his or her services with the Company, he or she will not engage in or carry on, directly or indirectly, either for himself or herself or as a member of a partnership or other entity or as a stockholder, investor, officer or director of a corporation or as an employee, agent, associate or contractor of any person, partnership, corporation or other entity, any business in competition with the business of the Company or its affiliates in any county of any state of the United States in which the Company or its affiliates conduct such business or market the products of such business immediately prior to the effective date of termination.

EMPLOYEE BENEFIT PLANS

     1997 STOCK OPTION PLAN. The Company adopted the 1997 Stock Option Plan (the "Plan") in May 1997 to attract and retain directors, officers, and key employees of the Company. The Plan was amended by the Company's shareholders at the 1998 Annual Meeting of Shareholders to increase the number of options which may be granted under the Plan to 1,600,000 and to modify the number of outside directors who, as members of the Compensation Committee, may administer the Plan. The following is a summary of the provisions of the Plan. This summary does not purport to be a complete statement of the provisions of the Plan and is qualified in its entirety by the full text of the Plan.

     The purpose of the Plan is to afford certain of the Company's directors, officers and key employees and the directors, officers and key employees of any subsidiary corporation or parent corporation of the Company who are responsible for the continued growth of the Company, an opportunity to acquire a proprietary interest in the Company, and thus to create in such directors, officers and key employees an increased interest in and a greater concern for the welfare of the Company. The Company, by means of the Plan, seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions. The Plan provides for the award to directors, officers, and key employees of nonqualified stock options and provides for the grant to salaried key employees of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has filed a Registration Statement to register such shares.

     Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than fair market value on the date of grant (but not less than par value). "Fair market value" per share shall be deemed to be the average of the high and low quotations at which the Company's shares of common stock are sold on a national securities exchange, or if not sold on a national securities exchange, the closing bid and asked quotations in the over-the-counter market for the Company's shares on such date. If no public market exists for the Company's shares on any date on which the fair market value per share is to be determined, the Compensation Committee shall, in its sole discretion and best, good faith judgment, determine the fair market value of a share. Nonqualified stock options may be granted for any term and upon such conditions determined by the Compensation Committee.

     Incentive stock options are designed to comply with the provisions of the Code and are subject to restrictions contained therein, including exercise prices equal to at least 100% of fair market value of common stock on the grant date and a ten year restriction on their term; however, incentive stock options granted to any person owning more than 10% of the voting power of the stock of the Company shall have exercise prices equal to at least 110% of the fair market value of the common stock on the grant date and shall not be exercisable after five years from the date the option is granted. Except as otherwise provided under the Code, to the extent that the aggregate fair market value of Shares with respect to which Incentive Options are exercisable for the first time by an employee during any calendar year exceeds $100,000, such Incentive Options shall be treated as Non-Qualified Options.

     The Plan may either be administered by the Compensation Committee or the Board of Directors which selects the individuals to whom options are to be granted and determines the number of shares granted to each optionee. For the period ending December 31, 2000, the Compensation Committee and the Board of Directors made all decisions concerning administration of the Plan.

     An optionee may exercise all or any portion of an option that is exercisable by providing written notice of such exercise to the Corporate Secretary of the Company at the principal business office of the Company, specifying the number of shares to be purchased and specifying a business day not more than fifteen days from the date such notice is given, for the payment of the purchase price in cash or by certified check. Options are not transferable by the optionee other than by will or the laws of descent and distribution, and an option may be exercised only by the optionee.

     The following are the federal tax rules generally applicable to options granted under the Plan. The grant of a stock option will not be a taxable event for the participant nor a tax deduction for the Company. The participant will have no taxable income upon exercising an incentive stock option within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (except that the alternative minimum tax may apply). Upon exercising a stock option that is not an incentive option, the participant must recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the stock on the exercise date and the Company receives a tax deduction equal to the amount of ordinary income recognized by the participant. The tax treatment upon disposition of shares of the Company's Common Stock acquired under the Plan through the exercise of a stock option will depend on how long such shares have been held, and on whether or not such shares were acquired by exercising an incentive stock option.

     An option shall terminate upon termination of the directorship, office or employment of an optionee with the Company or its subsidiary, except that if an optionee dies while serving as a director or officer or while in the employ of the Company or one of its subsidiaries, the optionee's estate may exercise the unexercised portion of the option. If the directorship, office or employment of an optionee is terminated by reason of the optionee's retirement, disability, or dismissal other than "for cause" while such optionee is entitled to exercise all or any portion of an option, the optionee shall have the right to exercise the option, to the extent not theretofore exercised, at any time up to and including
(i) three months after the date of such termination of directorship, office or employment in the case of termination by reason of retirement or dismissal other than for cause and (ii) one year after the date of termination of directorship, office, or employment in the case of termination by reason of disability. If an optionee voluntarily terminates his directorship, office or employment, or is discharged for cause, any option granted shall, unless otherwise specified by the Compensation Committee pursuant to the terms and condition of the grant of the option, forthwith terminate with respect to any unexercised portion thereof. All terminated options shall be returned to the Plan and shall be available for future grants to other optionees.

     The Plan will terminate on May 15, 2007 (the "Termination Date"), the tenth anniversary of the day the Plan was adopted by the Board of Directors of the Company and approved by its shareholders. Any options granted prior to the Termination Date and which remain unexercised may extend beyond that date in accordance with the terms of the grant thereof.

     Under the Plan, the Board of Directors of the Company reserves the right to exercise the powers and functions of the Compensation Committee. Also, the Board of Directors reserves the right to amend the Plan at any time; however, the Board of Directors may not, without the approval of the shareholders of the Company (i) increase the total number of shares reserved for options under the Plan (other than for certain changes in the capital structure of the Company),
(ii) reduce the required exercise price of any incentive stock options, or (iii) modify the provisions of the Plan regarding eligibility.

     OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2000. The following table contains information concerning the grant of stock options under the Plan made during the year ended December 31, 2000 to the Named Executive Officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options which are set for a maximum of ten years. No options were exercised during 2000 by any of the Named Executive Officers.


                                                                                                          POTENTIAL
                                               INDIVIDUAL GRANTS                                      REALIZABLE VALUE
                                 ------------------------------------------                          AT ASSUMED ANNUAL
                                 NUMBER OF     PERCENT OF TOTAL                                         RATE OF SHARE
                                 SECURITIES    OPTIONS GRANTED    EXERCISE                         PRICE APPRECIATION (IN
                                 UNDERLYING          TO            OR BASE                        THOUSANDS OF DOLLARS)(b)
                                  OPTIONS        EMPLOYEES IN     PRICE PER     EXPIRATION        ------------------------
       NAME                      GRANTED(a)      FISCAL YEAR       SHARE           DATE              5%             10%
       ----                      ----------    ----------------   ---------     ----------        --------        --------
Robert E. Mead ..........              --              --               --              --              --              --
Sharon K. Brayfield .....          20,000            14.6%        $ 3.6875        09/05/10        $ 46,381        $117,539
David T. O'Connor .......              --              --               --              --              --              --
Thomas C. Franks(c) .....          20,000            14.6%        $3.59375        08/21/10        $ 45,202        $114,550
James J. Oestreich(d) ...          10,000             7.3%        $ 3.6875        09/06/10        $ 23,190        $ 58,769

----------

     (a) These options will vest in four equal increments on the first, second, third and fourth anniversaries of the date of the grant.

     (b) The potential realizable value (in thousands of dollars) is reported net of the option price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% only from the date of grant to the expiration date of the option. The rates of appreciation shown in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Common Stock.

     (c) As of January 1, 2002, Mr. Franks is no longer employed by the Company.

     (d) As of March 15, 2001, Mr. Oestreich is no longer employed by the Company.

OPTIONS/SARS EXERCISES AND DECEMBER 31, 2000 YEAR-END VALUE TABLE.

                                                            NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                 SHARES                        OPTIONS/SARS AT         MONEY OPTIONS/SARS AT FISCAL
                               ACQUIRED ON                   FISCAL YEAR-END(#)(a)            YEAR-END($)(a)
                                EXERCISE       VALUE      --------------------------   ----------------------------
         NAME                      (#)       REALIZED($)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
         ----                   ----------   -----------  -----------  -------------   -----------    -------------
Robert E. Mead ..........            --            --            --            --            --            --
Sharon K. Brayfield .....            --            --        68,750       101,250            --            --
David T. O'Connor .......            --            --       212,500       137,500            --            --
Thomas C. Franks(b) .....            --            --        93,750        76,250            --            --
James J. Oestreich(c) ...            --            --        93,750        66,250            --            --

----------

     (a) The Unexercised Options of the Named Executive Officers were not in-the-money at fiscal year end; therefore, the options had no value as of December 31, 2000.

     (b) As of January 1, 2002, Mr. Franks was no longer employed by the Company.

     (c) As of March 15, 2001, Mr. Oestreich was no longer employed by the Company.

     SECTION 162(m) LIMITATION. In general, under Section 162(m) of the Code, income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for certain executive officers exceeds $1 million (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based compensation" established by an independent compensation committee which is adequately disclosed to, and approved by, the shareholders.

     DISCRETIONARY PERFORMANCE AWARDS. Performance awards, including bonuses, may be granted by the Compensation Committee on an individual or group basis. Generally, these awards will be based upon specific agreements or performance criteria and will be paid in cash.

     401(k) PLAN. Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) Plan (the "401(k) Plan"), a qualified defined contribution retirement plan covering employees 21 years of age or older who have completed one year of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. Other than normal costs of administration, the Company has no obligation to make any payments under the 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the following table is the beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares, (ii) each director and the five executive officers of the Company named under the table titled "Executive Compensation" and (iii) all directors and executive officers as a group.

                                                                                          PERCENT
                                                                                            OF
                                                                                           CLASS
                                                                            SHARES       PRIOR TO
                                                                         BENEFICIALLY    EXCHANGE
     NAME OF BENEFICIAL OWNER(a)                   POSITION                  OWNED       OFFER (b)
     ---------------------------                   --------              ------------    ---------
Robert E. Mead(c)...................   Chairman of the Board and Chief     7,250,100        56.25
                                       Executive Officer
Sharon K. Brayfield (c)(d)..........   President and Director                155,267         1.44
David T. O'Connor (c)(e)............   Executive Vice President --           212,500         1.62
                                       Sales
Thomas C. Franks (c)(e).............   Executive Vice                         93,750            *
                                       President-Corporate Affairs
Stuart Marshall Bloch(f)(g).........   Director                               97,667            *
James B. Francis, Jr. (f)(h)........   Director                               48,667            *
Michael A. Jenkins (f)(i)...........   Director                               47,667            *
All Directors and Executive Officers
as a Group  (17 persons)................................................   8,158,603        59.75
                                                                           ---------      -------
Dimensional Fund Advisors, Inc. (j).....................................     973,800         7.56

----------

     *    Less than 1%

     (a) Except as otherwise indicated, each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner.

     (b) Pursuant to the rules of the Securities and Exchange Commission, in calculating percentage ownership, each person is deemed to beneficially own his own shares subject to options exercisable within sixty days, but options owned by others (even if exercisable within sixty days) are deemed not to be outstanding shares. In calculating the percentage ownership of the directors and officers as a group, the shares subject to options exercisable by directors and officers within sixty days are included within the number of shares beneficially owned.

     (c) The address of such person is 1221 River Bend Drive, Suite 120, Dallas, Texas 75247.

     (d) Includes options to purchase 68,750 shares which options were exercisable within sixty days from December 31, 2000.

     (e) Comprised of options to purchase shares which options were exercisable within sixty days from December 31, 2000.

     (f) Includes options to purchase 46,667 shares which options were exercisable within sixty days from December 31, 2000.

     (g)  The address of such person is 1300 N Street N.W., Washington, D.C.
          20005.

     (h) The address of such person is 2911 Turtle Creek Boulevard, Suite 925, Dallas, Texas 75219.

     (i) The address of such person is 2151 Fort Worth Avenue, Dallas, Texas 75211-1812.

     (j) Dimensional Fund Advisors, Inc. ("Dimensional") furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (the "Funds"). The shares described are owned by the Funds. In its role as investment adviser or manager to the Funds, Dimensional possesses voting and/or investment power over the shares described, but disclaims beneficial ownership of such securities. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. This information is based upon information provided by Dimensional on Schedule 13G dated February 2, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club; however, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements that have terms of two to five years with a minimum of two renewal options remaining. During the years ended December 31, 1998, 1999, and 2000, the Company recorded management fees of $2.5 million, $2.8 million, and $462,000, respectively, in management fee income.

    The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1998, 1999, and 2000, the Company incurred $5.8 million, $10.3 million, and $155,000, respectively, of expenses under these agreements. As of January 1, 2000, certain employees were transferred from the Management Clubs to the Company. Hence, the allocation of overhead from the Management Clubs to the Company was substantially reduced in 2000. As a result of the payroll changes implemented January 1, 2000, the Company allocated overhead to the Management Clubs of $1.7 million during the year ended December 31, 2000.

    The following schedule represents amounts due from (to) affiliates at December 31, 1999 and 2000 (in thousands):

                                                               DECEMBER 31,
                                                          --------------------
                                                           1999          2000
                                                          ------        ------
Timeshare owners associations and other, net .....        $  202        $  216
Amount due from Silverleaf Club ..................         5,896            --
Amount due from Crown Club .......................           498           455
                                                          ------        ------
          Total amounts due from affiliates ......        $6,596        $  671
                                                          ======        ======
Amount due to Silverleaf Club ....................            --           689
Amount due to SPE ................................            --         2,596
                                                          ------        ------
          Total amounts due to affiliates ........        $   --        $3,285
                                                          ======        ======

    In December 2000, the Company wrote-off its receivable from Silverleaf Club and incurred a charge of $7.5 million. At December 31, 2000, due to liquidity concerns and the planned reduction in future sales, the Company anticipated that future membership dues would not be sufficient to pay down the receivable. Hence, the Company's Board of Directors approved the write-off of this amount.

    At December 31, 2000, the amount due to SPE primarily relates to upgrades of sold notes receivable, which was subsequently paid. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

    An affiliate of a director of the Company is entitled to a 10% net profits interest from sales of certain land in Mississippi. During 2000, the affiliate of the director was paid $49,637 under this agreement. As of December 31, 2000, the Company owns approximately 14 acres of land that is subject to this net profits interest.

    In 1997, the Company entered into a ten-year lease agreement with the principal shareholder for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land. The lease has four renewal options of ten years at the option of the lessee.

    In August 1997, subject to an employment agreement with an officer, the Company purchased a house for $531,000 and leased the house, with an option to purchase, to the officer for 13 months at a rental rate equal to the Company's expense for interest, insurance, and taxes, which was approximately $3,000 per month. In September 1998, the officer exercised his option to purchase the house at the end of the lease for $531,000. In March 2001, the Company forgave the remaining $48,000 balance on a note due from the officer.

    In 1998, the Company incurred and made payments of $736,000 to Recreational Consultants, Inc., an entity of which an officer of the Company is the principal. Recreational Consultants, Inc. generated tours of the Company's resorts.

    In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and will pay $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $246,000 during 1998 for architectural services rendered to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

               EXHIBIT
               NUMBER                                              DESCRIPTION
               -------                                             -----------
                  3.1            --  Charter of Silverleaf Resorts, Inc. (incorporated by reference to
                                     Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                  3.2            --  Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to
                                     Exhibit 3.2 to Registrant's Form 10-K for year ended December 31,
                                     1997).
                  4.1            --  Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                  4.2            --  Indenture dated April 1, 1998, between the Company and Norwest Bank
                                     Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for quarter ended March 31,
                                     1998).
                  4.3            --  Certificate No. 001 of 10  1/2 % Senior Subordinated Notes due 2008
                                     in the amount of $75,000,000 (incorporated by reference to Exhibit
                                     4.2 to Registrant's Form 10-Q for quarter ended March 31, 1998).
                  4.4            --  Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires,
                                     Inc.; Bull's Eye Marketing, Inc.; Silverleaf Resort Acquisitions,
                                     Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages
                                     Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's
                                     Form 10-Q for the quarter ended March 31, 1998).
                  9.1            --  Voting Trust Agreement dated November 1, 1999 between Robert E.
                                     Mead and Judith F. Mead. (incorporated by reference to Exhibit 9.1 to
                                     Registrant's Form 10-K for year ended December 31, 1999).
                 10.1            --  Form of Registration Rights Agreement between Registrant and Robert
                                     E. Mead (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form
                                     S-1, File No. 333-24273).
               10.2.1            --  Employment Agreement between Registrant and Thomas Franks
                                     (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1997).
               10.2.2            --  Memorandum Agreement, dated August 21, 1997, between Registrant and
                                     Thomas C. Franks (incorporated by reference to Exhibit 10.7 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1997).
               10.2.3            --  Employment Agreement, dated January 16, 1998, between Registrant and Allen L. Hudson (incorporated by reference to Exhibit 10.2.6 to
                                     Registrant's Annual Report on Form 10-K for year ended December 31,
                                     1997).
               10.2.4            --  Employment Agreement, dated January 20, 1998, between Registrant And
                                     Jim Oestreich (incorporated by reference to Exhibit 10.2.7 to
                                     Registrant's Annual Report on Form 10-K for year ended December 31,
                                     1997).
               10.2.5            --  Employment Agreement with Harry J. White, Jr. (incorporated by
                                     Reference to Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
               10.2.6            --  Amendment to Employment Agreement with Sharon K. Brayfield
                                     (incorporated by reference to Exhibit 10.2 to Registrant's Form
                                     10-Q For quarter ended June 30, 1998).
               10.2.7            --  First Amendment dated June 12, 1998, to Employment Agreement with Jim
                                     Oestreich (incorporated by reference to Exhibit 10.7 to Registrant's
                                     Form 10-Q for quarter ended September 30, 1998).
               10.2.8            --  Second Amendment dated September 29, 1998, to Employment Agreement with Jim Oestreich (incorporated by reference to Exhibit 10.8 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1998).
               10.2.9            --  First Amendment dated August 31, 1998, to Employment Agreement with
                                     David T. O'Connor (incorporated by reference to Exhibit 10.10 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1998).
                 10.3            --  1997 Stock Option Plan of Registrant (incorporated by reference to
                                     Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                 10.4            --  Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1, File No.
                                     333-24273).
                 10.5            --  Management Agreement between Registrant and the Silverleaf Club
                                     (incorporated by reference to Exhibit 10.5 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                 10.6            --  Revolving Loan and Security Agreement, dated October 1996, by CS
                                     First Boston Mortgage Capital Corp. ("CSFBMCC") and Silverleaf
                                     Vacation Club, Inc. (incorporated by reference to Exhibit 10.6 to
                                     Registrant's Registration Statement on Form S-1, File No. 333-24273).
                 10.7            --  Amendment No. 1 to Revolving Loan and Security Agreement, dated
                                     November 8, 1996, between CSFBMCC and Silverleaf Vacation Club, Inc.

                                     (incorporated by reference to Exhibit 10.7 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                 10.8            --  Loan and Security Agreement among Textron Financial Corporation
                                     ("Textron"), Ascension Resorts, Ltd. and Ascension Capital
                                     Corporation, dated August 15, 1995 (incorporated by reference to
                                     Exhibit 10.9 to Registrant's Registration Statement on Form S-1, File
                                     No. 333-24273).
                 10.9            --  First Amendment to Loan and Security Agreement, dated December 28,
                                     1995, between Textron and Silverleaf Vacation Club, Inc.
                                     (incorporated by reference to Exhibit 10.10 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                10.10            --  Second Amendment to Loan and Security Agreement, dated October 31,
                                     1996, executed by Textron and Silverleaf Vacation Club, Inc.
                                     (incorporated by reference to Exhibit 10.11 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                10.11            --  Loan and Security Agreement, dated December 27, 1995, executed by
                                     Ascension Resorts, Ltd. and Heller (incorporated by reference to
                                     Exhibit 10.13 to Registrant's Registration Statement on Form S-1,
                                     File No. 333-24273).
                10.12            --  Amendment to Restated and Amended Loan and Security Agreement,
                                     dated August 15, 1996, between Heller and Silverleaf Vacation Club,
                                     Inc. (incorporated by reference to Exhibit 10.14 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).
                10.13            --  Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).
                10.14            --  Resort Affiliation and Owners Association Agreement between Resort
                                     Condominiums International, Inc., Ascension Resorts, Ltd., and Hill
                                     Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).
                10.15            --  First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills
                                     Resort Club, the Holly Lake Club, The Villages Condoshare Association, The
                                     Villages Club, Piney Shores Club, and Hill Country Resort Condoshare
                                     Club (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form
                                     S-1, File No. 333-24273).
                10.16            --  First Amendment to Management Agreement, dated January 1, 1993, between Master Endless Escape Club and Ascension Resorts, Ltd.
                                     (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated
                                     May 16, 1997 to Registrant's Registration Statement on Form S-1, File
                                     No. 333-24273).
                10.17            --  Amendment to Loan Documents, dated December 27, 1996, among
                                     Silverleaf Vacation Club, Inc., Ascension Resorts, Ltd., and Heller
                                     Financial, Inc. (incorporated by reference to Exhibit 10.25 to
                                     Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                                     Statement on Form S-1, File No. 333-24273).
                10.18            --  Second Amendment to Restated and Amended Loan and Security
                                     Agreement between Heller Financial, Inc. and Registrant ($40 million revolving credit facility) (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for quarter ended September 30, 1997).
                10.19            --  Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1997).
                10.20            --  Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant (incorporated by reference to
                                     Exhibit 10.33 to Registrant's Annual Report on Form 10-K for year Ended
                                     December 31, 1997).
                10.21            --  Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club
                                     And Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to
                                     Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
                10.22            --  Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit
                                     10.43 to Registrant's Annual Report on Form 10-K for year ended
                                     December 31, 1997).
                10.23            --  Letter Agreement dated March 16, 1998, between the Company and Heller
                                     Financial, Inc. (incorporated by reference to Exhibit 10.44 to
                                     Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
                10.24            --  Bill of Sale and Blanket Assignment dated May 28, 1998, between the
                                     Company and Crown Resort Co., LLC (incorporated by reference to
                                     Exhibit 10.6 to Registrant's Form 10-Q for quarter ended June 30,
                                     1998).
                10.25            --  Management Agreement dated October 13, 1998, by and between the
                                     Company and Eagle Greens, Ltd. (incorporated by reference to
                                     Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30,
                                     1998).
                10.26            --  One to Four Family Residential Contract (Resale) between the Company

               EXHIBIT
               NUMBER                                              DESCRIPTION
               -------                                             -----------
                                     and Thomas C. Franks, dated July 30, 1998 (incorporated by reference to
                                     Exhibit 10.12 to Registrant's Form 10-Q for quarter ended September
                                     30, 1998). American Corp. and the Company.
                10.28            --  First Amendment to 1997 Stock Option Plan for Silverleaf Resorts,
                                     Inc., effective as of May 20, 1998 (incorporated by reference to
                                     Exhibit 4.1 to the Company's Form 10-Q  for the quarter ended June
                                     30, 1998).
                10.29            --  Third Amendment to Loan and Security Agreement dated as of March 31,
                                     1999, between the Company and Textron Financial Corporation
                                     (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1999).
                10.30            --  Amended and Restated Receivables Loan and Security Agreement dated
                                     September 1, 1999, between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
                10.31            --  Amended and Restated Inventory Loan and Security Agreement dated
                                     September 1, 1999, between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
                10.32            --  Loan and Security Agreement dated September 30, 1999, between the
                                     Company and BankBoston, N.A., as Agent, and BankBoston, N.A. and
                                     various financial institutions, as Lenders (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
                10.33            --  Purchase and Sale Agreement dated July 30, 1999, between the Company and American National Bank and Trust Company of Chicago, as Trustee
                                     (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 1999).
                10.34            --  Fourth Amendment to Loan and Security Agreement dated as of December
                                     16, 1999 between the Company and Textron Financial Corporation
                                     (incorporated by reference to Exhibit 10.43 to Registrant's Form
                                     10-K for year ended December 31, 1999).
                10.34            --  Loan and Security Agreement dated as of December 16, 1999 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.44 to Registrant's Form 10-K for year ended
                                     December 31, 1999).
                10.35            --  Loan, Security and Agency Agreement dated as of December 16, 1999 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.45 to Registrant's Form 10-K for year ended December 31, 1999).
                10.36            --  Second Amendment to 1997 Stock Option Plan, dated November 19, 1999
                                     (incorporated by reference to Exhibit 10.46 to Registrant's Form
                                     10-K for year ended December 31, 1999).
                10.37            --  Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for year ended
                                     December 31, 1999).
                 21.1            --  Subsidiaries of Silverleaf Resorts, Inc.
                *99.1            --  Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley
                                     Act of 2002
                *99.2            --  Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley
                                     Act of 2002

------------

*   Filed herewith

    (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 2000.

    (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

    (d)  Financial Statement Schedules

    None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on November 19, 2002.

                                 SILVERLEAF RESORTS, INC.


                                 By: /s/ ROBERT E. MEAD
                                     -------------------------------------------
                                     Name:  Robert E. Mead
                                     Title: Chairman of the Board and
                                              Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                         DATE
                ---------                               -----                         ----
/s/ ROBERT E. MEAD                          Chairman of the Board and Chief     November 19, 2002
----------------------------------------    Executive Officer (Principal
             Robert E. Mead                 Executive Officer)

/s/ HARRY J. WHITE, JR.                     Chief Financial Officer             November 19, 2002
---------------------------------------     (Principal Financial
             Harry J. White, Jr.            and Accounting Officer)

/s/ J. RICHARD BUDD                         Director                            November 19, 2002
---------------------------------------
             J. Richard Budd

/s/ JAMES B. FRANCIS, JR.                   Director                            November 19, 2002
---------------------------------------
             James B. Francis, Jr.

/s/ HERBERT B. HIRSCH                       Director                            November 19, 2002
---------------------------------------
             Herbert B. Hirsch

/s/ R. JANET WHITMORE                       Director                            November 19, 2002
---------------------------------------
             R. Janet Whitmore

                                  CERTIFICATION

    I, Robert E. Mead, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Silverleaf Resorts, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: November 19, 2002                      /s/ ROBERT E. MEAD
      -----------------                   --------------------------------------
                                                   Robert E. Mead
                                                   Chief Executive Officer

                                  CERTIFICATION

    I, Harry J. White, Jr., Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Silverleaf Resorts, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 19, 2002                 /s/ HARRY J. WHITE, JR.
      -----------------                 ----------------------------------------
                                                 Harry J. White, Jr.
                                                 Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Independent Auditors' Report..............................................................     F-2

Financial Statements

  Consolidated Balance Sheets as of December 31, 1999 (restated) and 2000.................     F-3

  Consolidated Statements of Operations for the years ended December 31, 1998 (restated),
  1999 (restated), and 2000...............................................................     F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998
  (restated), 1999 (restated), and 2000...................................................     F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1998 (restated),
  1999 (restated), and 2000...............................................................     F-6

  Notes to Consolidated Financial Statements..............................................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Silverleaf Resorts, Inc.

    We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

    In our opinion, the consolidated financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998 present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

    The accompanying 2000 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 2 and 3 to the consolidated financial statements, at December 31, 2000 the Company was in default under the terms of its senior subordinated notes and was not in compliance with certain covenants of its other long-term loan agreements. The Company is attempting to negotiate a debt restructuring with the holders of its senior subordinated notes that would involve the exchange of new notes and shares of its common stock for the existing notes, and to modify the terms and covenants of its other long-term debt agreements. The Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, and its negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements for 2000.

    As discussed in Note 19, the accompanying consolidated financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998 have been restated.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 12, 2002

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                  DECEMBER 31,
                                                                          -----------------------------
                                 ASSETS                                        1999              2000
                                                                          -------------       ---------
                                                                          (AS RESTATED)
Cash and cash equivalents ..........................................        $   4,814         $   6,800
Restricted cash ....................................................              903             1,660
Notes receivable, net of allowance for uncollectible notes of
   $32,023 and  $74,778, respectively ..............................          282,290           263,792
Accrued interest receivable ........................................            2,255             2,194
Investment in Special Purpose Entity ...............................               --             5,280
Amounts due from affiliates ........................................            6,596               671
Inventories ........................................................          112,613           105,023
Land, equipment, buildings, and utilities, net .....................           50,446            49,230
Income taxes receivable ............................................               --            12,511
Land held for sale .................................................            1,078             5,256
Prepaid and other assets ...........................................           16,947            15,197
                                                                            ---------         ---------
          TOTAL ASSETS .............................................        $ 477,942         $ 467,614
                                                                            =========         =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses ............................        $  13,398         $  15,952
  Accrued interest payable .........................................            2,621             3,269
  Amounts due to affiliates ........................................               --             3,285
  Unearned revenues ................................................            7,998             9,507
  Income taxes payable .............................................              185                --
  Deferred income taxes, net .......................................           26,256               168
  Notes payable and capital lease obligations ......................          194,468           270,597
  Senior subordinated notes ........................................           75,000            66,700
                                                                            ---------         ---------
          Total Liabilities ........................................          319,926           369,478

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 shares issued and 12,889,417 shares
     outstanding ...................................................              133               133
  Additional paid-in capital .......................................          109,339           109,339
  Retained earnings (deficit) ......................................           53,543            (6,337)
  Treasury stock, at cost (422,100 shares) .........................           (4,999)           (4,999)
                                                                            ---------         ---------
          Total Shareholders' Equity ...............................          158,016            98,136
                                                                            ---------         ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............        $ 477,942         $ 467,614
                                                                            =========         =========

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                    1998                1999                2000
                                                                -------------       -------------       ------------
                                                                (AS RESTATED)       (AS RESTATED)
REVENUES:
  Vacation Interval sales ..............................        $    134,413        $    192,767        $    234,781
  Sampler sales ........................................               1,356               1,665               3,574
                                                                ------------        ------------        ------------
    Total sales ........................................             135,769             194,432             238,355

  Interest income ......................................              16,885              28,271              37,807
  Management fee income ................................               2,540               2,811                 462
  Other income .........................................               3,214               4,929               4,912
  Gain on sale of notes receivable .....................                  --                  --               4,299
                                                                ------------        ------------        ------------
          Total revenues ...............................             158,408             230,443             285,835
                                                                ------------        ------------        ------------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales ......................              19,841              30,576              59,169
  Sales and marketing ..................................              66,581             101,823             125,456
  Provision for uncollectible notes ....................              16,205              19,441             108,751
  Operating, general and administrative ................              17,187              27,263              36,879
  Depreciation and amortization ........................               3,442               5,692               7,537
  Interest expense and lender fees .....................               6,961              16,847              32,750
  Impairment loss of long-lived assets .................                  --                  --               6,320
  Write-off of affiliate receivable ....................                  --                  --               7,499
                                                                ------------        ------------        ------------
          Total costs and operating expenses ...........             130,217             201,642             384,361
                                                                ------------        ------------        ------------

          Income (loss) before provision
           (benefit) for income taxes and
           extraordinary item ..........................              28,191              28,801             (98,526)
          Provision (benefit) for income taxes .........              10,810              11,090             (36,521)
                                                                ------------        ------------        ------------

Income (loss) before extraordinary item ................              17,381              17,711             (62,005)
Extraordinary gain on extinguishment of debt (net of
   income taxes of $1,330) .............................                  --                  --               2,125
                                                                ------------        ------------        ------------

NET INCOME (LOSS) ......................................        $     17,381        $     17,711        $    (59,880)
                                                                ============        ============        ============

NET INCOME (LOSS) PER SHARE -- Basic
          Income (loss) before extraordinary item ......        $       1.38        $       1.37        $      (4.81)
          Extraordinary item ...........................                  --                  --                 .16
                                                                ------------        ------------        ------------
          Net income (loss) ............................        $       1.38        $       1.37        $      (4.65)
                                                                ============        ============        ============

NET INCOME (LOSS) PER SHARE -- Diluted
          Income (loss) before extraordinary item ......        $       1.37        $       1.37        $      (4.81)
          Extraordinary item ...........................                  --                  --                 .16
                                                                ------------        ------------        ------------
          Net income (loss) ............................        $       1.37        $       1.37        $      (4.65)
                                                                ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Basic .................................          12,633,751          12,889,417          12,889,417
                                                                ============        ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Diluted ...............................          12,682,982          12,890,044          12,889,417
                                                                ============        ============        ============


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             COMMON STOCK
                                      -----------------------
                                       NUMBER OF     $0.01     ADDITIONAL    RETAINED        TREASURY STOCK
                                        SHARES        PAR       PAID-IN      EARNINGS    -----------------------
                                        ISSUED       VALUE      CAPITAL      (DEFICIT)     SHARES        COST         TOTAL
                                      ----------   ----------  ----------   ----------   ----------   ----------    ----------
JANUARY 1, 1998 (As Previously
 Reported) ........................   11,311,517   $      113  $   64,577   $   19,075           --   $       --    $   83,765
  Adjustments .....................           --           --          --         (624)          --           --          (624)
                                      ----------   ----------  ----------   ----------   ----------   ----------    ----------
JANUARY 1, 1998 (As Restated) .....   11,311,517          113      64,577       18,451           --           --        83,141

  Issuance of common stock ........    2,000,000           20      44,762           --           --           --        44,782
  Treasury stock ..................           --           --          --           --      422,100       (4,999)       (4,999)
  Net income (As Restated) ........           --           --          --       17,381           --           --        17,381
                                      ----------   ----------  ----------   ----------   ----------   ----------    ----------
DECEMBER 31, 1998 (As Restated) ...   13,311,517          133     109,339       35,832      422,100       (4,999)      140,305
  Net income (As Restated) ........           --           --          --       17,711           --           --        17,711
                                      ----------   ----------  ----------   ----------   ----------   ----------    ----------
DECEMBER 31, 1999 (As Restated) ...   13,311,517          133     109,339       53,543      422,100       (4,999)      158,016
  Net loss ........................           --           --          --      (59,880)          --           --       (59,880)
                                      ----------   ----------  ----------   ----------   ----------   ----------    ----------
DECEMBER 31, 2000 .................   13,311,517   $      133  $  109,339   $   (6,337)     422,100   $   (4,999)   $   98,136
                                      ==========   ==========  ==========   ==========   ==========   ==========    ==========


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       1998              1999              2000
                                                                  -------------      -------------      ---------
                                                                  (AS RESTATED)      (AS RESTATED)
OPERATING ACTIVITIES:
  Net income (loss) ........................................        $  17,381         $  17,711         $ (59,880)
  Adjustments to reconcile net income (loss) to net
    cash used in
     Operating activities:
     Provision for uncollectible notes .....................           16,205            19,441           108,751
     Gain on sale of notes receivable ......................               --                --            (4,299)
     Depreciation and amortization .........................            3,442             5,692             7,537
     Proceeds from sales of notes receivable ...............               --                --            62,867
     Extraordinary gain on extinguishment of debt
       before taxes ........................................               --                --            (3,455)
     Gain on sale of investment ............................               --                --              (317)
     Impairment loss of long-lived assets ..................               --                --             6,320
     Write off of affiliate receivable .....................               --                --             7,499
     Deferred income taxes .................................            6,865             5,745           (26,088)
     Cash effect from changes in assets and liabilities:
       Restricted cash .....................................             (673)              (30)             (757)
       Notes receivable ....................................          (95,292)         (131,549)         (156,403)
       Accrued interest receivable .........................           (1,353)             (902)               61
       Investment in Special Purpose Entity ................               --                --            (5,280)
       Amounts due from affiliates .........................           (2,726)           (2,481)            1,711
       Inventories .........................................          (44,298)          (41,253)            6,856
       Land held for sale ..................................               --               (97)              454
       Prepaid and other assets ............................           (6,338)              877               235
       Income taxes receivable .............................               --                --           (12,511)
       Accounts payable and accrued expenses ...............            1,086             7,223             2,554
       Accrued interest payable ............................            1,893               542               648
       Unearned revenues ...................................            1,660             2,061             1,509
       Income taxes payable ................................            2,636            (3,951)             (185)
                                                                    ---------         ---------         ---------
          Net cash used in operating activities ............          (99,512)         (120,971)          (62,173)
                                                                    ---------         ---------         ---------
INVESTING ACTIVITIES:
  Proceeds from sales of land, equipment, buildings,
    and utilities ..........................................               --             7,149                --
  Purchases of land, equipment, buildings, and utilities ...          (12,552)          (17,629)           (3,076)
                                                                    ---------         ---------         ---------
          Net cash used in investing activities ............          (12,552)          (10,480)           (3,076)
                                                                    ---------         ---------         ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities ......          166,658           219,607           193,639
  Payments on borrowings to unaffiliated entities ..........          (84,480)          (94,697)         (126,404)
  Payments of debt issuance costs ..........................           (3,512)               --                --
  Net proceeds from issuance of common stock ...............           44,782                --                --
  Purchase of treasury stock ...............................           (4,999)               --                --
                                                                    ---------         ---------         ---------
          Net cash provided by financing activities ........          118,449           124,910            67,235
                                                                    ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................            6,385            (6,541)            1,986
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD ......................................            4,970            11,355             4,814
                                                                    ---------         ---------         ---------
  END OF PERIOD ............................................        $  11,355         $   4,814         $   6,800
                                                                    =========         =========         =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amounts capitalized ................        $   6,676         $  17,724         $  31,381
  Income taxes paid ........................................            1,308             9,297             3,630
  Land and equipment acquired under capital leases .........            2,015            11,806             4,337
  Costs incurred in connection with public offerings .......            3,968                --                --


                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998 (AS RESTATED),
                          1999 (AS RESTATED), AND 2000

1. NATURE OF BUSINESS

     Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf") is in the business of marketing and selling vacation intervals ("Vacation Intervals"). Silverleaf's principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners ("Silverleaf Owners"); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of the operation of the 19 existing owned or managed resorts (the "Existing Resorts") and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

     Each Existing Resort has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization to manage the Existing Resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts, which are managed, but not owned, by the Company, are operated through Crown Club. Crown Club is not actually a separate entity, but consists of several individual Club management agreements (which have terms of two to five years with a minimum of two renewal options remaining). Silverleaf Club and Crown Club, in turn, have contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Resorts. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts. Subject to availability of funds from the Clubs, the Company is entitled to a management fee to compensate it for the services provided.

     In addition to Vacation Interval sales revenues, interest income derived from financing activities, and management fees received from the Management Clubs, the Company generates additional revenue from leasing unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry.

     The consolidated financial statements of the Company as of and for the years ended December 31, 1998, 1999, and 2000, reflect the operations of the Company and its wholly owned subsidiaries, Condominium Builders, Inc. ("CBI"), Villages Land, Inc. ("VLI"), Silverleaf Travel, Inc., Database Research, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. Two subsidiaries, CBI and VLI, were liquidated in 1998 and 2000, respectively.

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, during the year ended December 31, 2000, the Company incurred net losses of $59.9 million. It has also experienced negative cash flows from operating activities of $99.5 million, $121.0 million and $62.2 million during the years ended December 31, 1998, 1999, and 2000. In addition, as discussed in Note 3, the Company is in monetary default on its senior subordinated notes, is in default under loan agreements with its three principal lenders who have agreed to exercise forbearance subject to the Company's compliance with the terms of short-term financing arrangements that, unless extended, expire March 31, 2002, and is in default with a fourth non-revolving secured lender due to under-collateralization. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations.

     As discussed in Note 3, the Company has finalized, subject to completion of an exchange offer (the "Exchange Offer"), refinancing and restructuring transactions related to its debt to provide liquidity to the Company. However, the terms of the proposed debt refinancing and restructuring require the Company to comply with certain financial covenants that will necessitate achievement of significant improvements in future operating results over the operating results for 2000. Compliance with those covenants will require that improvements be made in several areas of the Company's operations. The principal changes in operations that management believes will be necessary to satisfy the proposed financial covenants are to reduce sales and marketing expense as a percentage of sales, to improve profitability, and to improve customer credit quality, which the Company believes will result in reduced credit losses.

     During the second and third quarters of 2001, the Company closed three outside sales offices, closed three telemarketing centers, and reduced headcount in sales, marketing, and general and administrative functions. These changes resulted in $2.7 million of asset write-offs, including $1.4 million of prepaid booth rentals and marketing supplies and $1.3 million of fixed assets related to the closed sales offices and closed telemarketing centers. As a result of these actions, management believes that the necessary operating changes needed to reduce sales and marketing expense to an appropriate level are being implemented.

     Due to the high level of defaults experienced in customer receivables during 2000, the Company's provision for uncollectible notes was relatively high as a percentage of Vacation Interval sales during 2000. Management believes the high level of defaults experienced in 2000 was due to the deterioration of the economy in the United States, which began to have a significant impact on the Company's existing customers and on consumer confidence in general in late 2000, and a substantial reduction by the Company in two programs that were previously used to remedy defaulted notes receivable. Management believes the high level of defaults in 2001 was also attributable to the fact that customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001, in addition to continuing economic concerns.

     Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has a minimum income level beyond that previously required and has a valid major credit card. Further, the marketing division is employing a best practices program, which management believes should facilitate marketing to customers who are more likely to be a good credit risk. However, should there be further deterioration in the economy, and if enhanced sales practices do not result in sufficiently improved collections, the Company may not be able to realize improvements in the overall credit quality of its notes receivable portfolio that these actions are designed to achieve.

     Management believes that if the Exchange Offer and the revised credit facilities are completed and the actions described above are effective, the Company will be able to improve its operating results sufficiently to achieve compliance with the proposed financial covenants during the terms of the new credit facilities, provided there is no further deterioration in the U.S. economy. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods up to fifteen years. Accordingly, the Company will need to either extend the revolving periods of the new facilities with its secured lenders upon expiration, or obtain new sources of financing in order to realize the value of its assets in the long-term. As a result, the ultimate outcome of this uncertainty is not presently determinable.

3. PROPOSED DEBT RESTRUCTURING

Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to a liquid financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with its three principal secured lenders, which allowed it to operate at reduced sales levels as compared to 1999 and 2000. The Company remained in default under its agreements with these three secured lenders, but they each agreed to forebear taking any action as a result of the Company's defaults and to continue funding so long as the Company complies with the terms of the short-term financing arrangements with these lenders. Unless extended, these short-term arrangements expire on March 31, 2002, and are discussed below.

     Effective February 23, 2001, the Company reached a definitive agreement with a lender for a $10 million revolving loan agreement, due August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.00%. This revolving loan agreement reduced the $70 million revolving loan agreement with this same lender by $10 million.

     Effective February 28, 2001, the Company reached a definitive agreement with a lender to extend the balance outstanding on its $60 million loan agreement, due December 2000, to February 2002. Effective September 1, 2001, the interest rate on the balance outstanding was increased from LIBOR plus 2.55% to LIBOR plus 3.55%. Effective February 28, 2002, the Company reached a definitive agreement with this lender to extend the maturity date of this credit facility to August 2002, and upon the completion of the proposed debt restructuring to August 2003. Additional draws are no longer available under this facility.

     Effective March 8, 2001, the Company reached a definitive agreement with a lender to increase the interest rate on its $45 million revolving loan agreement, due August 2005, from an interest rate of Prime to Prime plus 2.00%. Effective May 2, 2001, the Company reached a definitive agreement with this same lender to increase its revolving loan agreement to $55 million.

     Effective April 17, 2001, the Company reached a definitive agreement with a lender for an additional $10.2 million revolving loan, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00%.

     The Company is also in monetary default with respect to interest owed on its senior subordinated notes. Under the proposed terms of the Exchange Offer, the agreeing holders will exchange their existing notes (the "Old Notes") for 65% of the post-Exchange Offer Silverleaf common stock and new notes (the "New Notes") for 50% of the original note balance bearing interest ranging from 5%, if 80% of the Old Notes are exchanged, to 8%, if 98% or more of the Old Notes are exchanged. Additionally, under the terms of the Exchange Offer, the Indenture related to the Old Notes will be amended, substantially reducing the rights of the original holders and making the Old Notes subordinate to the New Notes. Under the terms of the proposed reconstitution of the Board, following the Exchange Date, the five member Board of Directors will be comprised of (i) two existing directors, (ii) two directors designated for election by the Noteholders' Committee, and (iii) a fifth director elected by a majority vote of the other four directors. As a condition to the Exchange Offer, the secured credit facilities with the Company's three principal secured creditors must be restructured (including the waiver of any and all defaults) in a manner acceptable to the exchanging holders.

     In this regard, management has negotiated two-year revolving, three-year term arrangements for $214 million with its three principal secured lenders, subject to completion of the Exchange Offer and funding under the off-balance sheet $100 million credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors will convert $43.6 million of existing debt to a subordinated tranche B. Tranche A will maintain a first lien on currently pledged notes receivable. Tranche B will have a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to meet certain financial covenants, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, a notes receivable delinquency rate below 25%, a minimum interest coverage ratio, and minimum net income. However, such results cannot be assured.

     Management negotiated a revised arrangement with the lender under the $100 million off-balance sheet credit facility through Silverleaf Finance I, Inc. ("SFI"), the Company's unconsolidated SPE. This arrangement is subject to completion of both the Exchange Offer and the arrangements with senior lenders described above.

     Assuming the revised credit arrangements and restructuring described above occurs and that the Company is able to meet the financial covenants set forth, the Company expects to have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders, at which time replacement revolving arrangements will need to be obtained. There can be no assurance that the Company will be able to obtain such financings at that time.

4. SIGNIFICANT ACCOUNTING POLICIES SUMMARY

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (excluding
SF1). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Revenue and Expense Recognition -- A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, the buyer's initial and continuing investment are adequate to demonstrate a commitment to the Vacation Interval, and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

     Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

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

     Revenues related to one-time sampler contracts, which entitles the prospective owner to sample a resort for various periods, are recognized when earned. Revenue recognition is deferred until the customer uses the stay, purchases a Vacation Interval, or allows the contract to expire.

     The Company receives fees for management services provided to the Management Clubs. These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

     Utilities, services, and other income are recognized on an accrual basis in the period service is provided.

     Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period as the related sales.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

     Restricted Cash -- Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash restricted for repayment of debt.

     Investment in Special Purpose Entity -- Sales of notes receivable from the Company to a SPE that meet certain underwriting criteria occur on a periodic basis with the gain or loss on the sale determined based on the proceeds received and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. For the year ended December 31, 2000, the Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 6.4%; expected accounts paid in full as a result of upgrades - 8.1%; expected credit losses - 7.8%; discount rate - 19%; base interest rate - 3.9%, agent fee - 2%, and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     Provision for Uncollectible Notes -- The Company records a provision for uncollectible notes at the time revenue is recognized. Such provision is recorded in an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, the Company projects future cancellations related to each sales year by using historical cancellations experience.

     The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Actual cancellations and losses experienced represents all notes identified by management as being probable of cancellation. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company.

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

     Inventories -- Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management periodically reviews the carrying value of its inventory on an individual project basis to determine that the carrying value does not exceed market value.

     Land, Equipment, Buildings, and Utilities -- Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Prepaid and Other Assets -- Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles are amortized over their useful lives, which do not exceed ten years.

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

     Earnings (Loss) Per Share -- Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

     The following table reconciles basic and diluted weighted average shares used in the calculation of per share data for the years ended December 31, 1998, 1999, and 2000:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                               1998                1999               2000
                                                                           -----------         -----------        -----------
Weighted average shares outstanding - basic ...........................     12,633,751          12,889,417         12,889,417
Assumed Issuance of shares from stock options exercised ...............        791,392              33,514                 --
Assumed Repurchase of shares from stock options proceeds...............       (742,161)            (32,887)                --
                                                                           -----------         -----------        -----------
Weighted average shares outstanding - diluted .........................     12,682,982          12,890,044         12,889,417
                                                                           ===========         ===========        ===========

    For the year ended December 31, 2000, the impact of stock options on the net loss per share calculation was anti-dilutive.

    Use of Estimates -- The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes and the future sales plan used to allocate certain inventories to cost of sales.

    Reclassifications -- Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation. These reclassifications had no effect on net income (loss). The most significant reclassification to the consolidated statements of operations relates to equity on sampler sales applied to the purchase of a Vacation Interval. The equity portion of the sampler upgrade sale is now classified as Vacation Interval sales rather than sampler sales.

    Recent Accounting Pronouncements --

    SFAS No. 133 -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000 and was adopted for the period beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The adoption of SFAS No. 133 had no significant impact on the Company's results of operations, financial position, or cash flows in 2001.

    SAB No. 101 - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which was adopted by the Company in the fourth quarter of 2000. In connection with the adoption of SAB No. 101, management determined that its methodology for recording sampler sales was inappropriate. As a result, the Company has changed its method of accounting for sampler sales, and treated such change as a correction of an error. See Note 19. There were no other significant changes in the Company's accounting practices resulting from the adoption of SAB No. 101.

    SFAS No. 140 - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises SFAS No. 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. The adoption of SFAS No. 140 in 2001 did not have a material impact on the Company's results of operations, financial position, or cash flows.

    SFAS No. 144 - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective on January 1, 2000 for the Company. Management has not yet determined the impact that the adoption of SFAS No. 144 will have on the Company's results of operations, financial position, or cash flows.

5. CONCENTRATIONS OF RISK

    Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold under recourse provisions.

    The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

    If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

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

    Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition. See Notes 2 and 3.

    Geographic Concentration -- The Company's notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values, and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

6. NOTES RECEIVABLE

    The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2000 was approximately 13.4%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.1 million and $3.7 million at December 31, 1999 and December 31, 2000, respectively.

     In connection with promotional sales to certain customers, the Company entered into non-interest bearing notes receivable of $3.8 million and $1.5 million, for the years ended December 31, 1999 and December 31, 2000, respectively. The Company had a remaining note discount of $1.2 million and $940,000, for these notes receivable in aggregate as of December 31, 1999 and December 31, 2000, respectively, utilizing a 10% discount rate, which represents the lowest rate offered its existing customers.

     Notes receivable are scheduled to mature as follows at December 31, 2000 (in thousands):

2001 ........................................        $  40,513
2002 ........................................           42,193
2003 ........................................           48,152
2004 ........................................           54,952
2005 ........................................           62,712
2006 ........................................           71,569
Thereafter ..................................           19,419
                                                     ---------
                                                       339,510
Less discounts on notes .....................             (940)
Less allowance for uncollectible notes ......          (74,778)
                                                     ---------
          Notes receivable, net .............        $ 263,792
                                                     =========

     There were no notes sold with recourse during the years ended December 31, 1998, 1999, and 2000. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 1999 and 2000, were $2.2 million and $817,000, respectively.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. Following the debt restructuring discussed in Note 3 the principal balance of the loan will mature on the fifth anniversary date of the amended loan; however, the lender shall have the right to put the loan back to the SPE at the end of two years following the date of the amendment. During 2000, the Company sold $74 million of notes receivable to the SPE and recognized pre-tax gains of $4.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities.

     At December 31, 2000, the SPE held notes receivable totaling $70.2 million, with related borrowings of $63.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

     Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of December 31, 2000, $33.1 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $38.6 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 1998, 1999, and 2000 (in thousands):

                                                                                     DECEMBER 31,
                                                                    ---------------------------------------------
                                                                      1998              1999              2000
                                                                    ---------         ---------         ---------
Balance, beginning of period ...............................        $  12,369         $  23,516         $  32,023
Provision for credit losses ................................           16,205            19,441           108,751
Provision for customer releases charged to operating,
  general, and administrative expenses .....................              834             1,183             1,131
Receivables charged off ....................................           (5,892)          (12,117)          (56,475)
Allowance related to notes sold ............................               --                --           (10,652)
                                                                    ---------         ---------         ---------
Balance, end of period .....................................        $  23,516         $  32,023         $  74,778
                                                                    =========         =========         =========

     In 2000, the Company substantially increased its provision for uncollectible notes to provide for the poorer performance in the Company's notes receivable portfolio, which resulted from a general downturn in the economy and the elimination of certain programs that had been in place to remedy defaulted loans. The additional provision for uncollectible notes in 2000 was approximately $85 million.

7. INVENTORIES

     Due to liquidity issues experienced, the Company reduced its future sales plans for most resorts and discontinued its efforts to sell Crown intervals. As a result, the Company recorded an inventory write-down of $15.5 million based upon a lower of cost or market assessment, and wrote-off $3.1 million of unsold Crown inventory intervals. These write-offs are included in Cost of Vacation Interval Sales in 2000.

     Inventories consist of the following at December 31, 1999 and 2000 (in thousands):

                                                           DECEMBER 31,
                                                     ------------------------
                                                       1999            2000
                                                     --------        --------
Timeshare units .............................        $ 48,344        $ 41,770
Unallocated amenities .......................          44,751          37,193
Unallocated land ............................          12,177           8,697
Recovery of canceled and traded intervals ...           3,726          17,254
Other .......................................           3,615             109
                                                     --------        --------
          Total .............................        $112,613        $105,023
                                                     ========        ========

     Realization of inventories is dependent upon execution of management's long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management's ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

8. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 1999 and 2000 (in thousands):

                                                                  DECEMBER 31,
                                                          -------------------------
                                                            1999             2000
                                                          --------         --------
Land .............................................        $  9,540         $  4,776
Vehicles and equipment ...........................           7,864            8,370
Utility plant, buildings, and facilities .........           8,067           11,440
Office equipment and furniture ...................          27,413           32,671
Improvements .....................................          10,825           12,406
                                                          --------         --------
                                                            63,709           69,663
Less accumulated depreciation ....................         (13,263)         (20,433)
                                                          --------         --------
Land, equipment, buildings, and utilities, net ...        $ 50,446         $ 49,230
                                                          ========         ========

     Depreciation and amortization expense for the years ended December 31, 1998, 1999, and 2000 was $3.4 million, $5.7 million, and $7.5 million, respectively, which included amortization expense related to intangible assets included in prepaid and other assets of $179,000, $311,000, and $308,000 in 1998, 1999, and 2000, respectively.

     Due to liquidity concerns experienced, the Company discontinued plans to develop certain properties. Consequently, the Company recorded an impairment of $5.4 million to write-down land to estimated fair value and land held for sale to estimated sales price less disposal costs. The Company also wrote-off $922,000 of intangible assets associated with the discontinuance of sales efforts related to Crown intervals. These impairments are included on the consolidated statement of operations for the year ended December 31, 2000 as impairment loss of long-lived assets.

9. INCOME TAXES

     Income tax expense (benefit) consists of the following components for the years ended December 31, 1998, 1999, and 2000 (in thousands):

                                                            1998            1999            2000
                                                          --------        --------        --------
Current income tax expense (benefit) .............        $  3,945        $  5,345        $ (9,103)
Deferred income tax expense (benefit) ............           6,865           5,745         (26,088)
                                                          --------        --------        --------
          Total income tax expense (benefit) .....        $ 10,810        $ 11,090        $(35,191)
                                                          ========        ========        ========

     A reconciliation of income tax expense on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1998, 1999, and 2000 is as follows (in thousands):

                                                                  1998                   1999                    2000
                                                          -------------------    --------------------    --------------------
                                                           DOLLARS     RATE       DOLLARS      RATE       DOLLARS      RATE
                                                          --------   --------    --------    --------    --------    --------

Income tax expense (benefit) at statutory rates .......   $  9,867       35.0%   $ 10,081        35.0%   $(33,275)      (35.0)%
State income taxes, net of Federal
  Income tax benefit ..................................        943        3.3%      1,009         3.5%     (2,434)       (2.6)%
Other, primarily permanent differences ................         --         --          --          --         518         0.6%
                                                          --------   --------    --------    --------    --------    --------
      Total income tax expense (benefit) ..............   $ 10,810       38.3%   $ 11,090        38.5%   $(35,191)      (37.0)%
                                                          ========   ========    ========    ========    ========    ========

     Deferred income tax assets and liabilities as of December 31, 1999 and 2000 are as follows (in thousands):

                                                       1999            2000
                                                     --------        --------
Deferred tax liabilities:
  Depreciation ..............................        $  1,345        $  2,858
  Installment sales income ..................          86,718          95,014
                                                     --------        --------
          Total deferred tax liabilities ....          88,063          97,872

Deferred tax assets:
  Net operating loss carryforward ...........          48,803          92,522
  Impairment of long-lived assets ...........              --           3,211
  Alternative minimum tax credit ............          10,710           1,563
  Other .....................................           2,294             408
                                                     --------        --------
          Total deferred tax assets .........          61,807          97,704
                                                     --------        --------

          Net deferred tax liability ........        $ 26,256        $    168
                                                     ========        ========

     As of December 31, 2000, income taxes receivable of $12.5 million represents income tax refunds subsequently received.

     The Company reports substantially all Vacation Interval sales, which it finances on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2000.

     The Company has been subject to Alternative Minimum Tax ("AMT") as a result of the deferred income, which results from the installment sales treatment of Vacation Interval sales for regular tax purposes. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service, effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9 million, which resulted in the Company paying substantial additional federal and state taxes in those years. The Company's AMT loss for 2000 was decreased by such amount. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million as the result of the carryback of its 2000 AMT loss to 1999 and 1998. The AMT liability creates a deferred tax asset which may, subject to certain limitations, be used to offset any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.

     The net operating losses ("NOL") expire between 2007 through 2020. Realization of the deferred tax assets arising from net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its net operating losses as a result of normal operations. However, sufficient temporary differences existed at December 31, 2000 to allow for utilization of its NOL. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     If the Exchange Offer discussed in Note 3 is completed, it will result in an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code"). As a result, a portion of the Company's NOL will become subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the 3-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit the use of the Company's minimum tax credit, described above, as provided in Section 383 of the Code.

    The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2000 (in thousands):

                       EXPIRATION DATES
     2007 ....................................     $      315
     2008 ....................................             --
     2009 ....................................          1,385
     2010 ....................................          5,353
     2011 ....................................          4,230
     2012 ....................................         19,351
     2018 ....................................         36,421
     2019 ....................................         57,266
     2020 ....................................        115,996
                                                   ----------
                                                   $  240,317
                                                   ==========

10. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 1999 and December 31, 2000 are as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              1999         2000
                                                                                           -----------  -----------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.55% (additional draws are no longer available under this facility) (this facility is in default due to under collateralization; due to the monetary default related to the Senior Subordinated Notes the lender could declare this facility in default under the cross default provision of the loan agreement) (the Company and the lender have signed an amendment to this loan agreement, which will become effective upon the completion of the proposed debt restructuring described in Note 3, that extends the maturity to
   August 31, 2003 and revises the collateralization requirements)....................       $ 39,864      $ 23,049
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (additional draws are no longer available
   under this facility)...............................................................         45,783        41,319
$75 million revolving loan agreement (limited to $72 million), which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral
   for the note, at an interest rate of LIBOR plus 3.00%..............................         62,166        57,133
$75 million revolving loan agreement (limited to $71 million), which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 2.67%...................         14,150        74,101
$45 million revolving loan agreement, which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
   an interest rate of Prime..........................................................          6,680        41,817
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002, interest payable monthly, at an interest rate of LIBOR plus
   3.50%..............................................................................          9,937         9,936
$10 million inventory loan agreement, which contains certain financial covenants, due November 30, 2001 (extended to March 31, 2002), interest
   payable monthly, at an interest rate of LIBOR plus 3.25%...........................             --         8,175
Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0%.................          4,088         4,044
                                                                                           ----------   -----------
          Total notes payable.........................................................        182,668       259,574
Capital lease obligations.............................................................         11,800        11,023
                                                                                           ----------   -----------
          Total notes payable and capital lease obligations...........................        194,468       270,597
10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the  Company's present and
   future domestic restricted subsidiaries (in default)...............................         75,000        66,700
                                                                                           ----------    ----------
          Total.......................................................................     $  269,468    $  337,297
                                                                                           ==========    ==========

At December 31, 2000, LIBOR rates were from 6.40% to 6.56%, and the Prime rate was 9.50%.

     During 2000, the Company recognized an extraordinary gain of $2.1 million, net of income tax of $1.3 million, related to the early extinguishment of $8.3 million of 10 1/2% senior subordinated notes.

     Effective August 18, 2000, the Company reached a definitive agreement with a lender to increase its $30 million revolving loan agreement, due September 2006, to a $40 million five-year revolving loan agreement, due August 2005. Effective October 16, 2000, the Company reached a definitive agreement with this same lender to increase its $40 million revolving loan agreement to a $45 million revolving loan agreement.

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

    Notes payable secured by customer notes receivable require that collections from customers be remitted to the lenders upon receipt. During 2000, the Company received credit card payments from customers that were not appropriately remitted to the lenders. As of December 31, 2000, cumulative unremitted customer credit card receipts were approximately $2.3 million. In addition, the Company is required to calculate the appropriate "Borrowing Base" for each note payable monthly. Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed. In preparing the monthly Borrowing Base reports for the lenders, the Company has classified certain notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. A significant portion of the potentially ineligible notes relates to cancelled notes from customers who have upgraded to a higher value product and notes that have been subject to payment concessions.

    The Company has developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, the Company considers the customer account to be current. Under the Company's notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2000, a total of $30.5 million of customer notes have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, approximately $20.6 million of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

    As of March 12, 2002, the Company is currently in monetary default on its senior subordinated notes. Interest of $3.5 million and $3.9 million was not paid when due on April 1, 2001 and October 1, 2001, respectively. In addition, principal was not paid when maturity was accelerated in May 2001. As of December 31, 2000, the Company is also in default with respect to its operating covenants related to each of its revolving and inventory loan agreements. See Note 2.

    Principal maturities of notes payable, capital lease obligations, and senior subordinated notes, including acceleration of loans in default, are as follows at December 31, 2000 (in thousands):

2001..............................................          $131,038
2002..............................................           201,230
2003..............................................             2,119
2004..............................................             1,162
2005..............................................               425
Thereafter........................................             1,323
                                                            --------
          Total...................................          $337,297
                                                            ========

    Total interest expense for the years ended December 31, 1998, 1999, and 2000 was $7.0 million, $16.8 million, and $32.8 million, respectively. Interest of $2.7 million, $2.7 million, and $2.0 million was capitalized during the years ended December 31, 1998, 1999, and 2000, respectively.

    During 2001, the Company identified differences between its recorded debt balances and amounts reflected in lender statements. Upon investigation of this matter, management determined that the Company failed to recognize certain customer deposits and returned customer payments processed through lender lock boxes on a timely basis. The Company could not identify the specific customers involved, but concluded that the correcting adjustments should reduce interest income, increase the provision for uncollectible notes, and increase the recorded debt balances. The effect of these adjustments on previously issued financial statements is discussed in Note 19.

    As of December 31, 2000, approximately $351.6 million of customer notes receivable and $19.5 million of interval inventory were pledged as collateral.

11. COMMITMENTS AND CONTINGENCIES

     In 2000, operating, general and administrative expense includes $3.5 million related to lawsuit settlements, of which $1.5 million is included in accounts payable and accrued expenses as of December 31, 2000, and was subsequently paid.

     The homeowners associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. During 2000, the Company incurred $1.3 million to correct a portion of the problems alleged by the plaintiffs. At this time, the Company cannot predict the final outcome of these claims and cannot estimate the additional costs it could incur.

     In October 2001, a class action was filed against the Company by plaintiffs who purchased Vacation Intervals from the Company. The plaintiffs allege that the Company failed to deliver them complete copies of the contracts for the purchase of Vacation Intervals as they did not receive a complete legal description of the resort. The plaintiffs further claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to maintenance fees charged by the Company to its Vacation Interval owners. The petition alleges actual damages of $34.5 million plus consequential damages of an unspecified amount, as well as all attorneys' fees, expenses, and costs. The Company intends to vigorously defend against the claims and believes it has several defenses. The Company was only recently served with the plaintiffs' complaint and has not yet fully assessed the claims.

     In February 2002, a class action was filed against the Company by a couple who purchased a Vacation Interval from the Company. The plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate, and that such fee constituted a partial prepayment that should have been credited against their note. The petition seeks recovery of the $275 document preparation fee, $825 of treble damages, and injunctions preventing the Company from engaging in such practices. The Company was only recently served with the plaintiffs' complaint and has not yet fully assessed the claims.

     The Company is currently subject to other litigation arising in the normal course of its business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In the judgment of the Company, none of these lawsuits or claims against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company, its business, results of operations, or financial condition.

    The Company has entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 1998, 1999, and 2000 was $4.8 million, $8.0 million, and $10.2 million, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2000 (in thousands):

                                                             CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                             -------  --------
2001...............................................          $ 6,155  $  3,078
2002...............................................            3,686     2,793
2003...............................................            1,706     1,911
2004...............................................              823     1,391
2005...............................................               30     1,331
Thereafter.........................................               --     4,388
                                                             -------  --------
Total minimum future lease payments................           12,400  $ 14,892
                                                                      ========
Less amounts representing interest.................           (1,377)
                                                             -------
Present value of future minimum lease payments.....          $11,023
                                                             =======

    Equipment acquired under capital leases consists of the following at December 31, 1999 and 2000 (in thousands):

                                                                       1999       2000
                                                                     -------    -------
Amount of equipment under capital leases...................          $13,352    $19,260
Less accumulated depreciation...............................          (3,263)    (6,623)
                                                                     -------    -------
                                                                     $10,089    $12,637
                                                                     =======    =======

    Periodically, the Company enters into employment agreements with certain executive officers, which provide for minimum annual base salaries and other fringe benefits as determined by the Board of Directors of the Company. Certain of these agreements provide for bonuses based on the Company's operating results. The agreements are for varying terms of up to three years and typically can be terminated by either party upon 30 days notice, subject to severance provisions.

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

     As of December 31, 2000, the Company had construction commitments of approximately $13.3 million.

12. EQUITY

     Effective April 3, 1998, the Company completed the sale of 2,000,000 shares of Company common stock at a price of $24.375 per share. On the same date, the majority shareholder of the Company sold 875,000 additional shares of Company common stock to the public. Also effective April 3, 1998, the Company completed the placement of $75 million aggregate principal amount of 10 1/2% senior subordinated notes due 2008 ("Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness of the Company, including indebtedness under the Company's revolving credit facilities. The Company received proceeds from these two offerings in an aggregate net amount of $118.9 million. Costs incurred in connection with the offerings were approximately $4.4 million. The Company utilized the proceeds primarily for the repayment of notes payable and capital lease obligations, and its construction and acquisition programs.

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

    Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $3.59 to $25.50 per share and expire 10 years from the date of grant.

    Stock option transactions during 1998, 1999, and 2000 are summarized as follows:

                                                       1998                         1999                           2000
                                        -----------------------------   ----------------------------   -----------------------------
                                                         WEIGHTED                       WEIGHTED                         WEIGHTED
                                                         AVERAGE                        AVERAGE                          AVERAGE
                                          NUMBER         EXERCISE        NUMBER         EXERCISE         NUMBER          EXERCISE
                                         OF SHARES    PRICE PER SHARE   OF SHARES    PRICE PER SHARE    OF SHARES    PRICE PER SHARE
                                        ----------    ---------------   ----------   ---------------   ----------    ---------------
Options outstanding, beginning of
  year ...............................     863,000      $    17.93       1,280,000     $    17.63       1,477,000      $    15.64
Granted ..............................     685,000      $    19.19         295,500     $     7.58         137,000      $     3.70
Exercised ............................          --              --              --             --              --              --
Forfeited ............................    (268,000)     $    22.58         (98,500)    $    17.65         (63,000)     $    18.97
                                        ----------      ----------      ----------     ----------      ----------      ----------
Options outstanding, end of year .....   1,280,000      $    17.63       1,477,000     $    15.64       1,551,000      $    14.45
                                        ==========      ==========      ==========     ==========      ==========      ==========
Exercisable, end of year .............     215,750      $    17.93         471,125     $    17.46         807,125      $    16.54
                                        ==========      ==========      ==========     ==========      ==========      ==========

    For stock options outstanding at December 31, 2000:

                                                              WEIGHTED              WEIGHTED                   WEIGHTED
                                                              AVERAGE                AVERAGE                   AVERAGE
                                        NUMBER               FAIR VALUE              EXERCISE                 REMAINING
  RANGE OF EXERCISE PRICES            OF SHARES              PER OPTION           PRICE PER SHARE           LIFE IN YEARS
  ------------------------            ---------              ----------           ---------------           -------------
$3.59 - $25.50 .............          1,551,000                 $9.69                   $14.45                  7.9

    The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1998, 1999, and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                     1998          1999           2000
                                                                  ------------  ------------   ------------
Net income (loss) -- as reported.......................             $17,381       $17,711       $(59,880)
Net income (loss) -- pro forma.........................              15,392        15,877        (62,076)

Net income (loss) per share -- as reported: Basic......                1.38          1.37          (4.65)
Net income (loss) per share -- as reported: Diluted....                1.37          1.37          (4.65)

Net income (loss) per share -- pro forma: Basic........                1.22          1.23          (4.82)
Net income (loss) per share -- pro forma: Diluted......                1.21          1.23          (4.82)

    The weighted average fair value per common stock option granted during 1998, 1999, and 2000 were $11.58, $5.19, and $2.58, respectively. The fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 41.6% to 64.5% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 6.5%, expected life of 7 years for all grants, and no distribution yield for all grants.

    Since May 2001, the Company's stock has traded for less than $1.00 per share.

13. RELATED PARTY TRANSACTIONS

    Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club; however, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements that have terms of two to five years with a minimum of two renewal options remaining. During the years ended December 31, 1998, 1999, and 2000, the Company recorded management fees of $2.5 million, $2.8 million, and $462,000, respectively, in management fee income.

    The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1998, 1999, and 2000, the Company incurred $5.8 million, $10.3 million, and $155,000, respectively, of expenses under these agreements. As of January 1, 2000, certain employees were transferred from the Management Clubs to the Company. Hence, the allocation of overhead from the Management Clubs to the Company was substantially reduced in 2000. As a result of the payroll changes implemented January 1, 2000, the Company allocated overhead to the Management Clubs of $1.7 million during the year ended December 31, 2000.

    The following schedule represents amounts due from (to) affiliates at December 31, 1999 and 2000 (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                           1999          2000
                                                          ------        ------
Timeshare owners associations and other, net .....        $  202        $  216
Amount due from Silverleaf Club ..................         5,896            --
Amount due from Crown Club .......................           498           455
                                                          ------        ------
          Total amounts due from affiliates ......        $6,596        $  671
                                                          ======        ======

Amount due to Silverleaf Club ....................            --           689
Amount due to SPE ................................            --         2,596
                                                          ------        ------
          Total amounts due to affiliates ........        $   --        $3,285
                                                          ======        ======

    In December 2000, the Company wrote-off its receivable from Silverleaf Club and incurred a charge of $7.5 million. At December 31, 2000, due to liquidity concerns and the planned reduction in future sales, the Company anticipated that future membership dues would not be sufficient to pay down the receivable. Hence, the Company's Board of Directors approved the write-off of this amount.

    At December 31, 2000, the amount due to SPE primarily relates to upgrades of sold notes receivable, which was subsequently paid. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

    An affiliate of a director of the Company is entitled to a 10% net profits interest from sales of certain land in Mississippi. During 2000, the affiliate of the director was paid $49,637 under this agreement. As of December 31, 2000, the Company owns approximately 14 acres of land that is subject to this net profits interest.

    In 1997, the Company entered into a ten-year lease agreement with the principal shareholder for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land. The lease has four renewal options of ten years at the option of the lessee.

    In August 1997, subject to an employment agreement with an officer, the Company purchased a house for $531,000 and leased the house, with an option to purchase, to the officer for 13 months at a rental rate equal to the Company's expense for interest, insurance, and taxes, which was approximately $3,000 per month. In September 1998, the officer exercised his option to purchase the house at the end of the lease for $531,000. In March 2001, the Company forgave the remaining $48,000 balance on a note due from the officer.

    In 1998, the Company incurred and made payments of $736,000 to Recreational Consultants, Inc., an entity of which an officer of the Company is the principal. Recreational Consultants, Inc. generated tours of the Company's resorts.

    In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and will pay $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $246,000 during 1998 for architectural services rendered to the Company.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short-term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates to be received on similar current notes receivable. The carrying value of notes payable and capital lease obligations approximates their fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings.

    The estimated fair value of the Company's $66.7 million Senior Subordinated Notes at December 31, 2000 was approximately $39.0 million, based on the market value of notes extinguished by the Company in December 2000. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed. Also, as discussed in Note 3, the Company is in monetary default on its Senior Subordinated Notes, and is attempting to complete an Exchange

Offer whereby exchanging holders of Old Notes will receive New Notes for one half of the face amount of the Old Notes at a reduced interest rate, plus a proportional share of common equity in the Company. If the exchange is successful, the non-exchanged Old Notes will have reduced rights and will be subordinate to the New Notes, which could diminish their estimated fair value.

    Due to the uncertainties surrounding the Exchange Offer, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

15. ACQUISITIONS

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

16. SUBSIDIARY GUARANTEES

    All subsidiaries of the Company, except SF1, have guaranteed the $66.7 million of Senior Subordinated Notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. As discussed in Notes 2 and 10, the Company is in monetary default related to the $66.7 million Senior Subordinated Notes. During 1998 and 2000, the Company liquidated several subsidiaries with nominal operations.

    Combined summarized operating results of the Guarantor Subsidiaries for the years ended December 31, 1998, 1999, and 2000, are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1998         1999         2000
                                                          -----         ----         ----
Revenues .........................................        $ 135         $ 56         $ --
Expenses .........................................         (488)         (89)          --
                                                          -----         ----         ----
Loss from continuing operations, before income ...        $(353)        $(33)        $ --
Income taxes .....................................          136           13           --
                                                          -----         ----         ----
Net loss .........................................        $(217)        $(20)        $ --
                                                          =====         ====         ====

    Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 1999 and 2000, is as follows (in thousands):


                                                             DECEMBER 31,
                                                            --------------
                                                            1999      2000
                                                            ----      ----
Other assets ........................................         10         1
                                                             ---        --
          Total assets ..............................        $10        $1
                                                             ===        ==
Investment by parent (includes equity and amounts
   due to parent) ...................................        $10        $1
                                                             ---        --
          Total liabilities and equity ..............        $10        $1
                                                             ===        ==

17. 401(k) PLAN

    Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) plan (the "Plan"), a qualified defined contribution retirement plan, covering employees 21 years of age or older who have completed one year of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, it may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 1999 and 2000.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1999 and 2000, which give effect to the restatement discussed in Note 19, is as follows (in thousands, except per share amounts):

                                                                                                                        FOURTH
                                                                        FIRST           SECOND           THIRD         QUARTER
                                                                       QUARTER         QUARTER          QUARTER         (1999
                                                                      (RESTATED)      (RESTATED)      (RESTATED)      (RESTATED)
                                                                      ----------      ----------      ----------      ----------
Total revenues
    2000 .....................................................        $   65,393      $   70,882      $   81,034      $   68,526
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $   49,419      $   55,098      $   61,862      $   64,065
                                                                      ==========      ==========      ==========      ==========
Total costs and operating expenses
    2000 .....................................................        $   62,909      $   75,033      $  103,086      $  143,333
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $   42,309      $   47,485      $   53,023      $   58,825
                                                                      ==========      ==========      ==========      ==========
Income (loss) before extraordinary item
    2000 .....................................................        $    1,564      $   (2,607)     $  (13,888)     $  (47,074)
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $    4,372      $    4,682      $    5,436      $    3,222
                                                                      ==========      ==========      ==========      ==========
Net income (loss)
    2000 .....................................................        $    1,564      $   (2,291)     $  (13,888)     $  (45,265)
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $    4,372      $    4,682      $    5,436      $    3,222
                                                                      ==========      ==========      ==========      ==========
Income (loss) before extraordinary item per common share:
  basic and diluted
    2000 .....................................................        $     0.12      $    (0.20)     $    (1.08)     $    (3.65)
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $     0.34      $     0.36      $     0.42      $     0.25
                                                                      ==========      ==========      ==========      ==========
Net income (loss) per common share: basic and diluted
    2000 .....................................................        $     0.12      $    (0.18)     $    (1.08)     $    (3.51)
                                                                      ==========      ==========      ==========      ==========
    1999 .....................................................        $     0.34      $     0.36      $     0.42      $     0.25
                                                                      ==========      ==========      ==========      ==========

    Significant adjustments in the fourth quarter of 2000 -

    Due to liquidity concerns experienced in the fourth quarter of 2000, the Company reduced its sales plan for future years, discontinued plans to develop certain properties, and discontinued its efforts to sell Crown intervals and to upgrade existing Crown Club members to Silverleaf Club. As a result, the Company incurred one-time charges of $15.5 million to write-down inventories based on a lower of cost or market assessment, $5.4 million to record the impairment of land and land held for sale, $3.1 million to write-off unsold Crown inventory intervals, and $922,000 to write-off Crown intangible assets established in connection with the acquisition of Crown in May 1998. The Company recorded an additional provision for uncollectible notes in the fourth quarter of approximately $46 million. In the fourth quarter of 2000, the Company also wrote-off its receivable from Silverleaf Club and incurred a charge of $7.5 million.

19. RESTATEMENT

     Subsequent to the issuance of its annual and interim financial statements for the year ended December 31, 1999, and the quarterly periods in the nine month period ended September 30, 2000, the Company's management determined that accounting treatment that had been originally afforded to certain types of transactions was inappropriate. The specific matters for which adjustments have been made are described below:

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

    Provision for Uncollectible Notes - During 2000, the Company substantially reduced two programs that were previously used to remedy defaulted notes receivable. Additionally, there was a deterioration of the U.S. economy that came to public awareness in late 2000. In connection with the Company's analysis of the adequacy of its allowance for uncollectible notes for the year ended December 31, 2000, it was determined that a significant increase to the provision for uncollectible notes was warranted. Based on these results, the Company reexamined the adequacy of its reserve in prior periods. It was determined that the performance of the notes receivable portfolio began to deteriorate in the second quarter of 2000. Accordingly, the Company increased its allowance for uncollectible notes and the related provision for uncollectible notes for the quarters ended June 30, 2000 and September 30, 2000, as shown below.

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

    Interest Income Related to Loan Amortization - In the fourth quarter of 2000, the Company determined that an over-application of principal related to certain customer accounts had occurred in 2000. To properly account for interest income during 2000, the Company recorded an adjustment to interest income for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, as shown below, with offsetting increases to customer notes receivable.

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

     Revision to Prepaid Customer Lists Policy - It was determined that the Company's accounting treatment for costs of acquiring marketing customer lists to be used in the leads accumulation process was inappropriate. Previously, the Company had capitalized and amortized these costs over their estimated useful lives. Subsequently, it was determined that these costs should be charged to expense as incurred. As a result, the Company charged such costs to sales and marketing expense for the quarters ended June 30, 2000 and September 30, 2000, as shown below.

     Cash Flows From Operating Activities - On the consolidated statements of cash flows, customer notes receivable activity is now properly classified as an operating activity rather than an investing activity as previously reported.

     A summary of the effects of these adjustments on the Company's statements of operations is as follows (in thousands):

                                                                                      YEAR ENDED
                                                                                      DECEMBER 31,
                                                                              ---------------------------
                                                                                 1998              1999
                                                                              ---------         ---------
Revenues As Previously Reported ......................................        $ 160,755         $ 230,758
    Revision to downgrade policy .....................................               --                --
    Delayed cancellation of rescinded sales ..........................             (531)             (337)
    Deferral of sales within the rescission period ...................             (733)              231
    Incorrect application of membership dues payments ................               --                --
    Revision to interest income related to loan amortization .........               --                --
    Revision to sampler revenue recognition policy ...................           (1,083)              (20)
    Reconciliation of lender debt ....................................               --              (189)
                                                                              ---------         ---------
        Total adjustments ............................................           (2,347)             (315)

    Revenues As Restated .............................................        $ 158,408         $ 230,443
                                                                              =========         =========


Costs and Expenses As Previously Reported ............................        $ 130,945         $ 199,402
    Increased provision for uncollectible notes ......................               --                --
    Revision to downgrade policy .....................................               --                --
    Delayed cancellation of rescinded sales ..........................             (169)              (79)
    Deferral of sales within the rescission period ...................             (365)              157
    Incorrect application of membership dues payments ................               --                --
    Revision to sampler revenue recognition policy ...................             (387)            1,127
    Reconciliation of lender debt ....................................             (189)              289
    Litigation costs .................................................               --                43
    Revision to prepaid customer lists policy ........................               --                --
    Other miscellaneous items ........................................              382               703
                                                                              ---------         ---------
        Total adjustments ............................................             (728)            2,240

    Costs and Expenses As Restated ...................................        $ 130,217         $ 201,642
                                                                              =========         =========

Income before provision for income taxes as previously reported ......        $  29,810         $  31,356
    Total adjustments ................................................           (1,619)           (2,555)
                                                                              ---------         ---------
    Income (loss) before provision for income taxes as restated ......        $  28,191         $  28,801
                                                                              =========         =========

Provision for income taxes as previously reported ....................        $  11,432         $  12,072
    Total adjustments ................................................             (622)             (982)
                                                                              ---------         ---------
    Provision (benefit) for income taxes as restated .................        $  10,810         $  11,090
                                                                              =========         =========

Net income as previously reported ....................................        $  18,378         $  19,284
    Total adjustments ................................................             (997)           (1,573)
                                                                              ---------         ---------
    Net income (loss) as restated ....................................        $  17,381         $  17,711
                                                                              =========         =========

     A summary of the significant effects of the restatement on the Company's consolidated financial statements for the years ended December 31, 1998 and 1999 and as of December 31, 1999 is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                               1998                             1999
                                                    -------------------------       -------------------------
                                                        AS                              AS
                                                    PREVIOUSLY          AS          PREVIOUSLY          AS
                                                     REPORTED        RESTATED        REPORTED        RESTATED
                                                    ----------       --------       ----------       --------
Vacation Interval sales .....................        $135,582        $134,413        $191,207        $192,767
Sampler sales ...............................           2,768           1,356           4,250           1,665
Total revenues ..............................         160,755         158,408         230,758         230,443
Total costs and expenses ....................         130,945         130,217         199,402         201,642
Income before provision for income taxes ....          29,810          28,191          31,356          28,801
Net income ..................................          18,378          17,381          19,284          17,711
Earnings per share - basic ..................            1.45            1.38            1.50            1.37
Earnings per share - diluted ................            1.45            1.37            1.50            1.37

Net cash used in operating activities .......          17,633          99,512           7,705         120,971
Net cash used in investing activities .......          94,475          12,552         123,093          10,480

                                                               DECEMBER 31, 1999
                                                         ---------------------------
                                                             AS
                                                         PREVIOUSLY
                                                          REPORTED       AS RESTATED
                                                         ----------      -----------
Notes receivable, net ............................        $286,581        $282,290
Accrued interest receivable ......................             (a)           2,255
Land held for sale ...............................             (a)           1,078
Prepaid and other assets .........................          17,203          16,947
Accounts payable and accrued expenses ............          15,539          13,398
Accrued interest payable .........................             (a)           2,621
Unearned revenues ................................           5,601           7,998
Deferred income taxes, net .......................          28,251          26,256
Notes payable and capital lease obligations ......         194,171         194,468
Retained earnings ................................          56,737          53,543
Total shareholders' equity .......................         161,210         158,016

(a)-not previously presented separately

     The restatement also resulted in a decrease in retained earnings of $624,000 as of January 1, 1998.

     A summary of the significant effects of the restatement on the Company's unaudited consolidated financial statements for each of the fiscal 1999 quarters, and the fiscal 2000 quarters ended March 31, 2000, June 30, 2000, and September 30, 2000 is as follows (in thousands):

                                                                                QUARTER ENDED
                                              --------------------------------------------------------------------------------------
                                                 MARCH 31, 1999        JUNE 30, 1999       SEPTEMBER 30, 1999    DECEMBER 31, 1999
                                              --------------------  --------------------  --------------------  --------------------
                                                  AS                    AS                    AS                   AS
                                              PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS
                                               REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                              ----------  --------  ----------  --------  ----------  --------  ----------  --------
Total revenues .............................    $49,080    $49,419    $56,373    $55,098    $61,534    $61,862    $63,771    $64,065
Total costs and expenses ...................     41,195     42,309     47,468     47,485     52,710     53,023     58,029     58,825
Income before provision for income taxes ...      7,885      7,110      8,905      7,613      8,824      8,839      5,743      5,240
Net income .................................      4,849      4,372      5,477      4,682      5,427      5,436      3,532      3,222
Earnings per share - basic and diluted .....        .38        .34        .42        .36        .42        .42        .27        .25

                                                                                         QUARTER ENDED
                                                            --------------------------------------------------------------------
                                                                MARCH 31, 2000        JUNE 30, 2000         SEPTEMBER 30, 2000
                                                            --------------------  ---------------------   ----------------------
                                                                AS                    AS                      AS
                                                            PREVIOUSLY     AS     PREVIOUSLY      AS      PREVIOUSLY      AS
                                                             REPORTED   RESTATED   REPORTED    RESTATED    REPORTED    RESTATED
                                                            ----------  --------  ----------   --------   ----------   ---------
Total revenues ...........................................    $64,906    $65,393    $71,319    $ 70,882     $75,519    $  81,034
Total costs and expenses .................................     61,857     62,909     65,395      75,033      68,449      103,086
Income (loss) before provision (benefit) for income
 taxes and extraordinary item ............................      3,049      2,484      5,924      (4,151)      7,070      (22,052)
Income (loss) before extraordinary item ..................      1,875      1,564      3,643      (2,607)      4,348      (13,888)
Net income (loss) ........................................      1,875      1,564      3,959      (2,291)      4,348      (13,888)
Earnings (loss) per share before extraordinary item -
 basic and diluted .......................................        .15        .12        .29        (.20)        .34        (1.08)
Earnings (loss) per share - basic and diluted ............        .15        .12        .31        (.18)        .34        (1.08)

                                INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION
-----------                -----------
99.1                       Certification of CEO Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

99.2                       Certification of CFO Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002