Form 10-Q
period 2001-03-31
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 13, 2002: 36,826,906

                                EXPLANATORY NOTE

On November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission: (i) Forms 10-Q for the quarterly periods ended June 30, 2002 and March 31, 2002; (ii) Forms 10-K for the years ended December 31, 2001 and December 31, 2000; (iii) Forms 10-Q for the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001; and (iv) Forms 10-Q/A for the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000. The disclosures contained in this Form 10-Q for the quarter ended March 31,2001 should be read in conjunction with the other SEC reports described above also filed on November 19, 2002.

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 28 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                          Page
                                                                                       ---------
PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Condensed Consolidated Statements of Income for the three months
         ended March 31, 2001 and 2000.........................................           3

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000 ................................................           4

         Condensed Consolidated Statement of Shareholders' Equity for the
         three months ended March 31, 2001.....................................           5

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000..................................           6

         Notes to the Condensed Consolidated Financial Statements..............           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................          12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............          17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................          18

Item 3.  Defaults Upon Senior Securities.......................................          18

Item 6.  Exhibits and Reports on Form 8-K......................................          18

         Signatures............................................................          19

PART I: FINANCIAL INFORMATION (UNAUDITED)
ITEM 1: FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUES:

     Vacation Interval sales                       $     49,830    $     54,498
     Sampler sales                                        1,042           1,268
                                                   ------------    ------------
       Total sales                                       50,872          55,766

     Interest income                                     10,055           8,685
     Management fee income                                   41              81
     Other income                                           860             861
                                                   ------------    ------------
               Total revenues                            61,828          65,393

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                      9,449           9,544
     Sales and marketing                                 28,808          30,666
     Provision for uncollectible notes                   10,838           5,849
     Operating, general and administrative                8,068           8,551
     Depreciation and amortization                        1,903           1,813
     Interest expense and lender fees                     8,393           6,486
     Impairment loss of long-lived assets                 2,785            --
                                                   ------------    ------------
               Total costs and operating
                  expenses                               70,244          62,909
          Income (loss) before (provision) benefit
     for income taxes                                   (8,416)          2,484
     (Provision) benefit for income taxes                    49            (920)
                                                   ------------    ------------
NET INCOME (LOSS)                                  $     (8,367)   $      1,564
                                                   ============    ============
BASIC AND DILUTED EARNINGS PER SHARE:
     Net income (loss)                             $      (0.65)   $       0.12
                                                   ============    ============

WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                             12,889,417      12,889,417
                                                   ============    ============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                March 31,   December 31,
    ASSETS                                                        2001           2000
                                                                ---------    ---------
Cash and cash equivalents                                       $   4,706    $   6,800
Restricted cash                                                     2,480        1,660
Notes receivable, net of allowance for uncollectible notes of
   $79,239 and $74,778, respectively                              283,245      263,792
Accrued interest receivable                                         2,413        2,194
Investment in Special Purpose Entity                                4,162        5,280
Amounts due from affiliates                                           816          671
Inventories                                                       103,338      105,023
Land, equipment, buildings, and utilities, net                     47,084       49,230
Income taxes receivable                                            12,516       12,511
Land held for sale                                                  5,161        5,256
Prepaid and other assets                                           16,830       15,197
                                                                ---------    ---------
                TOTAL ASSETS                                    $ 482,751    $ 467,614
                                                                =========    =========
               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                           $  15,499    $  15,952
Accrued interest payable                                            5,188        3,269
Amounts due to affiliates                                             790        3,285
Unearned revenues                                                   9,005        9,507
Deferred income taxes, net                                            119          168
Notes payable and capital lease obligations                       295,681      270,597
Senior subordinated notes                                          66,700       66,700
                                                                ---------    ---------
                Total Liabilities                                 392,982      369,478
                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                   133          133
Additional paid-in capital                                        109,339      109,339
Retained deficit                                                  (14,704)      (6,337)
Treasury stock, at cost (422,100 shares)                           (4,999)      (4,999)
                                                                ---------    ---------
                Total Shareholders' Equity                         89,769       98,136
                                                                ---------    ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 482,751    $ 467,614
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


                      Common Stock
                  ---------------------
                   Number of       $0.01     Additional                      Treasury Stock
                    Shares          Par        Paid-in       Retained    ----------------------
                    Issued         Value       Capital       Deficit     Shares           Cost        Total
                    ------         -----       -------       -------     ------           ----        -----
January 1, 2001   13,311,517   $      133   $  109,339   $   (6,337)     (422,100)   $   (4,999)   $   98,136

Net loss                --           --           --         (8,367)         --            --          (8,367)
                  ----------   ----------   ----------   ----------    ----------    ----------    ----------
March 31, 2001    13,311,517   $      133   $  109,339   $  (14,704)     (422,100)   $   (4,999)   $   89,769
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
                                                                             (Restated)
OPERATING ACTIVITIES:
     Net income (loss)                                          $ (8,367)     $  1,564
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Provision for uncollectible notes                          10,838         5,849
       Depreciation and amortization                               1,903         1,813
       Deferred income taxes                                         (49)          915
       Impairment loss of long-lived assets                        2,785            --
       Increase (decrease) in cash from changes in
         assets and liabilities:
         Restricted cash                                            (820)           --
         Notes receivable                                        (30,291)      (35,354)
         Accrued interest receivable                                (219)          (69)
         Investment in special purpose entity                      1,118            --
         Amounts due from affiliates                              (2,640)         (809)
         Inventories                                               1,608        (3,890)
         Land held for sale                                           95           (58)
         Prepaid and other assets                                 (3,010)         (471)
         Income tax receivable                                        (5)           --
         Accounts payable and accrued expenses                      (453)       (1,377)
         Accrued interest payable                                  1,919         2,214
         Unearned revenues                                          (502)           37
         Income taxes payable                                         --          (185)
                                                                --------      --------
            Net cash used in operating activities                (26,090)      (29,821)
                                                                --------      --------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities         (922)         (471)
                                                                --------      --------
            Net cash used in investing activities                   (922)         (471)
                                                                --------      --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities          38,185        51,599
     Payments on borrowings to unaffiliated entities             (13,267)      (13,910)
                                                                --------      --------
            Net cash provided by financing activities             24,918        37,689
                                                                --------      --------

     Net change in cash and cash equivalents                      (2,094)        7,397

CASH AND CASH EQUIVALENTS:
     Beginning of period                                           6,800         4,814
                                                                --------      --------

     End of period                                              $  4,706      $ 12,211
                                                                ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                  $  6,257      $  4,416
     Income taxes paid (refunds received)                       $     --      $    190

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Land and equipment acquired under capital leases           $    166      $  1,778


          See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

SFAS No. 140 - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises SFAS No. 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. The Company adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. The adoption of SFAS No. 140 in 2001 did not have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 144 - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 was effective for the Company for the quarter ending March 31, 2002. The adoption of SFAS No. 144 in 2002 did not have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 145 - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify its extraordinary gains to ordinary.

SFAS No. 146 - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective after fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 will not have any immediate effect on the Company's results of operations, financial position, or cash flows.

NOTE 2 - DEBT RESTRUCTURING

Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with three lenders, which allowed it to operate at reduced sales levels as compared to original plans and prior years. With the exception of the Company's inability to pay interest due on the Senior Subordinated Notes, these short-term arrangements were adequate to keep the Company's unsecured creditors current on amounts owed.

Under the Exchange Offer that was closed on May 2, 2002, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. As a result of the exchange, the Company recorded a pre-tax extraordinary gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and a further payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the 10 1/2% notes which occurred in May 2001 has been rescinded, and the original maturity date in 2008 for the 10 1/2% notes has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consentually amended as a part of the Exchange Offer.

Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and a minimum net income. However, such results cannot be assured.

Compliance with these covenants will require that improvements be made in several areas of the Company's operations. The principal changes in operations that management believes will be necessary to satisfy the financial covenants are to reduce sales and marketing expense as a percentage of sales, to improve profitability, and to improve customer credit quality, which the Company believes will result in reduced credit losses.

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

Due to the high level of defaults experienced in customer receivables during 2000, which continued throughout 2001, the Company's provision for uncollectible notes was relatively high as a percentage of Vacation Interval sales during 2000 and 2001. Management believes the high level of defaults experienced in 2000 was due to the deterioration of the economy in the United States, which began to have a significant impact on the Company's existing customers and on consumer confidence in general in late 2000, and a substantial reduction by the Company in two programs that were previously used to remedy defaulted notes receivable. Management believes the high level of defaults in 2001 was also attributable to the fact that customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001, in addition to continuing economic concerns.

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

While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including the improvements to the Company's operations described above be achieved. In addition, the Amended Senior Credit Facilities require the Company to satisfy certain financial covenants. Management believes that if the improvements to its operations are successful, the Company will be able to improve its operating results to achieve compliance with the financial covenants during the term of the Amended Senior Credit Facilities. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, the Company will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. The Company may not have these additional sources of financing available to it at the times when such financings are necessary.

Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

NOTE 3 - EARNINGS PER SHARE

For the three months ended March 31, 2001 and 2000, the weighted average shares outstanding assuming dilution was anti-dilutive. Outstanding stock options totaling approximately 1,373,500 options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended March 31, 2001.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2001 was approximately 13.5%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.0 million and $3.4 million at March 31, 2000 and 2001, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of March 31, 2001, $15.6 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $37.4 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2000 and 2001 (in thousands):


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     2001          2000
                                                                   --------      --------

Balance, beginning of period .................................     $ 74,778      $ 32,023
Provision for credit losses ..................................       10,838         5,849
Provision for customer releases charged to operating, general,
  And administrative expenses ................................           --           269
Receivables charged off ......................................       (6,377)       (2,068)
                                                                   --------      --------
Balance, end of period .......................................     $ 79,239      $ 36,073
                                                                   ========      ========

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2001 and December 31, 2000 (in thousands):

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2001         2000
                                                                                          --------     --------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 2,
   maturity was extended to August 2003) ............................................     $ 22,056     $ 23,049

$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65%; additional draws are no longer
   available under this facility) ...................................................       44,818       41,319

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 2.67% .................        2,233           --

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1
    million term loan with an interest rate of 8%; both facilities mature March 2007)       71,512       57,133

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9
   million term loan with an interest rate of 8%; both facilities mature March 2007)        70,362       74,101

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a
   6% floor and a $2.1 million term loan with an interest rate of 8%; both
   facilities mature March  2007) ...................................................        2,373           --

$45 million revolving loan agreement, which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $10
    million term loan with an interest rate of 8%; both facilities mature March 2007)       48,266       41,817

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an
   interest rate of LIBOR plus 3.50% ................................................        9,936        9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an
    interest rate of LIBOR plus 3.25% ...............................................        9,375        8,175

Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0% ...............        4,779        4,044
                                                                                          --------     --------
          Total notes payable .......................................................      285,710      259,574

Capital lease obligations ...........................................................        9,971       11,023
                                                                                          --------     --------
          Total notes payable and capital lease obligations .........................      295,681      270,597

10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at March 31, 2001; see debt
   restructuring described in Note 2) ...............................................       66,700       66,700
                                                                                          --------     --------
          Total .....................................................................     $362,381     $337,297
                                                                                          ========     ========

At March 31, 2001, LIBOR rates were from 5.28% to 6.45%, and the Prime rate was 8.50%. At December 31, 2000, LIBOR rates were from 6.40% to 6.56%, and the Prime rate was 9.50%.

As of March 31, 2001, the Company was unable to make payments on the accelerated balance due under the senior subordinated notes. The total interest due on these notes as of March 31, 2001 was $3.5 million.

NOTE 6 - SUBSIDIARY GUARANTEES

As of March 31, 2001, all subsidiaries of the Company have guaranteed the $66.7 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the three months ended March 31, 2001 and 2000, are as follows (in thousands):

               March 31,
             2001     2000
             ----     ----

Revenues     $ --     $ --
Expenses       --       --
             ----     ----
Net loss     $ --     $ --
             ====     ====

Combined summarized balance sheet information as of March 31, 2001 for the Guarantor Subsidiaries is as follows (in thousands):

                                                                          March 31,
                                                                            2001
                                                                             ---
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
                                                                             ===

NOTE 7 - SUBSEQUENT EVENTS

In October 2001, a class action was filed against the Company by plaintiffs who purchased Vacation Intervals from the Company. The plaintiffs allege that the Company failed to deliver them complete copies of the contracts for the purchase of Vacation Intervals as they did not receive a complete legal description of the resort. The plaintiffs further claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to maintenance fees charged by the Company to its Vacation Interval owners. The petition alleges actual damages of $34.5 million plus consequential damages of an unspecified amount, as well as all attorneys' fees, expenses, and costs. The Company intends to vigorously defend against the claims and believes it has several defenses. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

In February 2002, a class action was filed against the Company by a couple who purchased a Vacation Interval from the Company. The plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate, and that such fee constituted a partial prepayment that should have been credited against their note. The petition seeks recovery of the $275 document preparation fee, $825 of treble damages, and injunctions preventing the Company from engaging in such practices. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

During 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

In May 2002, the Company completed the restructuring of its debt as described in
Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 2000.

The Company currently owns and/or manages 22 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 119,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                                Three Months Ended
                                                    March 31,
                                                 2001        2000
                                                ------      ------
As a percentage of total revenues:

      Vacation Interval sales                     80.6%       83.3%
      Sampler sales                                1.7%        2.0%
                                                ------      ------
         Total sales                              82.3%       85.3%

      Interest income                             16.2%       13.3%
      Management fee income                        0.1%        0.1%
      Other income                                 1.4%        1.3%
                                                ------      ------
           Total revenues                        100.0%      100.0%

As a percentage of Vacation Interval sales:

      Cost of Vacation Interval sales             19.0%       17.5%
      Provision for uncollectible notes           21.7%       10.7%

As a percentage of total sales:

      Sales and marketing                         56.6%       55.0%

As a percentage of total revenues:

      Operating, general and administrative       13.0%       13.1%
      Depreciation and amortization                3.1%        2.8%

As a percentage of interest income:

      Interest expense and lender fees            83.5%       74.7%


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues

Revenues for the quarter ended March 31, 2001 were $61.8 million, representing a $3.6 million or 5.5% decrease from revenues of $65.4 million for the quarter ended March 31, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 9.3% to 3,517 in the first quarter of 2001 from 3,877 in the same period of 2000. The average price per interval decreased 2.0% to $9,639 for the first quarter of 2001 versus $9,831 for the first quarter of 2000. Total interval sales for the first quarter of 2001 included 1,179 biennial intervals (counted as 590 Vacation Intervals) compared to 1,666 (833 Vacation Intervals) in the first quarter of 2000. During the first quarter of 2001, 3,926 in-house Vacation Intervals were sold at an average price of $4,057, compared to 3,495 in-house Vacation Intervals sold at an average price of $4,688 during the comparable 2000 period.

Sampler sales decreased $226,000 to $1.0 million for the quarter ended March 31, 2001, compared to $1.3 million for the same period in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first quarter of 2001 relate to 1999 sales.

Interest income increased 15.8% to $10.1 million for the quarter ended March 31, 2001, from $8.7 million for the same period of 2000. This increase primarily resulted from an increase in average gross notes receivable in the first quarter of 2001 compared to the same 2000 period.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $40,000 to $41,000 for the first quarter of 2001, versus $81,000 for the first quarter of 2000.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income was unchanged for the first quarter of 2001 compared to the same period of 2000.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.0% in the first quarter of 2001 versus 17.5% for the same period of 2000. As a result of the previously mentioned liquidity concerns, the Company was required to (i) drastically reduce its future plan for Vacation Interval sales at its existing resorts, (ii) abandon plans to develop two resorts already in predevelopment status, (iii) place one resort in predevelopment status on hold, and (iv) abandon plans to sell at the Crown resorts. These changes substantially reduced the Company's future planned Vacation Interval sales. Due to the reduced future sales plan, the Company allocates its resort amenities and land to cost of sales at a higher rate in 2001 compared to 2000.

Also, as the Company continues to deplete its inventory of low-cost Vacation Intervals, acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 2000.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 56.6% for the quarter ended March 31, 2001, from 55.0% for the same period of 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales and $430,000 of nonrecurring transition costs associated with these changes.

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

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 21.7% for the first quarter of 2001 versus 10.7% for the same period of 2000. This increase is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in late 2000.

Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001. Management believes the high provision percentage remained necessary in 2001 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained fairly constant at 13.0% for the first quarter of 2001, from 13.1% for the same period of 2000. Although the Company substantially reduced its corporate headcount in early 2001 to align overhead with reduced sales levels, operating, general and administrative expense remained fairly constant at $8.1 million for the first quarter of 2001, compared to $8.6 million for the same period of 2000. This was primarily due to $283,000 of professional fees incurred in the first quarter of 2001 associated with the restructuring of the Company with no such costs incurred in the comparable 2000 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 3.1% for the quarter ended March 31, 2001 versus 2.8% for the same quarter of 2000 due to the decrease in revenues. Overall, depreciation and amortization expense increased only $90,000 for the first quarter of 2001, as compared to the same period of 2000.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.8 million in the first quarter of 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers and a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs. There was no impairment loss of long-lived assets during the first quarter of 2000.

Interest Expense

Interest expense as a percentage of interest income increased to 83.5% for the first quarter of 2001, from 74.7% for the same period of 2000. This increase is primarily the result of increased borrowings against notes receivable. The Company's weighted average cost of borrowing was 9.3% for both the first quarter of 2001 and 2000.

Income (loss) before (Provision) Benefit for Income Taxes

Income (loss) before (provision) benefit for income taxes decreased to a loss of $8.4 million for the quarter ended March 31, 2001, as compared to income of $2.5 million for the quarter ended March 31, 2000, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of income (loss) before (provision) benefit for income taxes was a benefit of 0.6% in the first quarter of 2001, as compared to a provision of 37.0% for the first quarter of 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) decreased to a loss of $8.4 million for the quarter ended March 31, 2001, as compared to income of $1.6 million for the quarter ended March 31, 2000, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2001 and 2000, the Company's operating activities reflected cash used in operating activities of $26.1 million and $29.8 million, respectively. The decrease in cash used in operating activities was the result of a decrease in new customer notes receivable due to a reduction of sales in 2001 and a reduction of construction of inventory in 2001.

During the three months ended March 31, 2001 and March 31, 2000, net cash provided by financing activities was $24.9 million and $37.7 million, respectively. The decrease in cash provided by financing activities was primarily the result of reduced borrowings against pledged notes receivable in 2001. At March 31, 2001, the Company's revolving credit facilities provided for loans of up to $298.4 million of which approximately $282.7 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 2001, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 9.3%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. During 2000, the Company sold $74 million of notes receivable to the SPE and recognized pre-tax gains of $4.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE.

At March 31, 2001, the SPE held notes receivable totaling $65.0 million, with related borrowings of $57.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. The Company's AMT loss for 2000 was decreased by such amount. Subsequent to March 31, 2001, the Company applied for and received refunds of $8.3 million during 2001 and $1.6 million in 2002 as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997.

The net operating losses ("NOL") expire between 2007 through 2021. Realization of the deferred tax assets arising from NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL from normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

Due to the Exchange Offer described in Note 2 of the financial statements, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") has occurred. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit the use of the Company's minimum tax credit, described above, as provided in Section 383 of the Code.

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

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the three months ended March 31, 2001 and March 31, 2000 was $922,000 and $471,000, respectively. The increase in net cash used in investing activities relates to increased equipment purchases in the first quarter of 2001 compared to the same 2000 period. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the three months ended March 31, 2001, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $281 million at March 31, 2001, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at March 31, 2001, on the Company's quarterly results of operations would be approximately $702,000. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.

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

In October 2001, a class action was filed against the Company by plaintiffs who purchased Vacation Intervals from the Company. The plaintiffs allege that the Company failed to deliver them complete copies of the contracts for the purchase of Vacation Intervals as they did not receive a complete legal description of the resort. The plaintiffs further claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to maintenance fees charged by the Company to its Vacation Interval owners. The petition alleges actual damages of $34.5 million plus consequential damages of an unspecified amount, as well as all attorneys' fees, expenses, and costs. The Company intends to vigorously defend against the claims and believes it has several defenses. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

In February 2002, a class action was filed against the Company by a couple who purchased a Vacation Interval from the Company. The plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate, and that such fee constituted a partial prepayment that should have been credited against their note. The petition seeks recovery of the $275 document preparation fee, $825 of treble damages, and injunctions preventing the Company from engaging in such practices. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10-1/2 % Senior Subordinated Notes due 2008 (the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the "Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes. At March 31, 2001, the Company was still unable to make any payments on the accelerated balances due under the Old Notes due to the payment blockage notice. The total interest arrearage on the $66.7 million in outstanding principal amount of the Old Notes was approximately $3.5 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)       Exhibits filed herewith.

            99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

            99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  -------

  (b)       Reports on Form 8-K

            The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2001:

            Current Report on Form 8-K filed on February 27, 2001, relating to the announcement of liquidity and going concern issues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 19, 2002                   By:  /s/  ROBERT E. MEAD
                                                ________________________________
                                                Robert E. Mead
                                                Chairman of the Board and
                                                Chief Executive Officer

Dated:  November 19, 2002                   By:  /s/  HARRY J. WHITE, JR.
                                                ________________________________
                                                Harry J. White, Jr.
                                                Chief Financial Officer



                                  CERTIFICATION

     I, Robert E. Mead, Chairman and Chief Executive Officer, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Silverleaf Resorts, Inc.;

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

Date:  November 19, 2002                    /s/ ROBERT E. MEAD
                                            ________________________________
                                            Robert E. Mead
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

     I, Harry J. White, Jr., Chief Financial Officer, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Silverleaf Resorts, Inc.;

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

Date:  November 19, 2002                    /s/ HARRY J. WHITE, JR.
                                            ________________________________
                                            Harry J. White, Jr.
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