Form 10-Q
period 2001-06-30
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                EXPLANATORY NOTE

On November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission: (i) Forms 10-Q for the quarterly periods ended June 30, 2002 and March 31, 2002; (ii) Forms 10-K for the years ended December 31, 2001 and December 31, 2000; (iii) Forms 10-Q for the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001; and (iv) Forms 10-Q/A for the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000. The disclosures contained in this Form 10-Q for the quarter ended June 30, 2001 should be read in conjunction with the other SEC reports described above also filed on November 19, 2002.

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

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and six months ended June 30, 2001 and 2000.................................          3

            Condensed Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000...........................................................          4

            Condensed Consolidated Statement of Shareholders' Equity for the
            six months ended June 30, 2001..............................................          5

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000................................................          6

            Notes to the Condensed Consolidated Financial Statements....................          7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................         12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................         20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...........................................................         20

Item 3.     Defaults Upon Senior Securities.............................................         21

Item 6.     Exhibits and Reports on Form 8-K............................................         21

            Signatures..................................................................         21

PART I:  FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.    FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                 June 30,
                                                            ------------------------                ------------------------
                                                            2001                2000                2001                2000
                                                            ----                ----                ----                ----
REVENUES:

     Vacation Interval sales                            $     36,302        $     59,338        $     86,132        $    113,836
     Sampler sales                                               896                 275               1,938               1,543
                                                        ------------        ------------        ------------        ------------
       Total sales                                            37,198              59,613              88,070             115,379

     Interest income                                          10,092               9,480              20,147              18,165
     Management fee income                                       193                 466                 234                 547
     Other income                                              1,128               1,323               1,988               2,184
                                                        ------------        ------------        ------------        ------------
               Total revenues                                 48,611              70,882             110,439             136,275

COSTS AND OPERATING EXPENSES:

     Cost of Vacation Interval sales                           6,966              10,559              16,415              20,103
     Sales and marketing                                      19,912              31,717              48,721              62,383
     Provision for uncollectible notes                         7,896              14,682              18,735              20,531
     Operating, general and administrative                     9,375               8,577              17,442              17,128
     Depreciation and amortization                             1,624               1,886               3,527               3,699
     Interest expense and lender fees                         10,720               7,612              19,112              14,098
     Impairment loss of long-lived assets                         98                  --               2,883                  --
                                                        ------------        ------------        ------------        ------------
               Total costs and operating expenses             56,591              75,033             126,835             137,942

     Loss before benefit for income taxes
          and extraordinary item                              (7,980)             (4,151)            (16,396)             (1,667)
     Benefit for income taxes                                     50               1,544                  99                 624
                                                        ------------        ------------        ------------        ------------
LOSS BEFORE EXTRAORDINARY ITEM                          $     (7,930)       $     (2,607)       $    (16,297)       $     (1,043)

     Extraordinary gain on extinguishment of
               debt (net of income taxes of $198)                 --                 316                  --                 316
                                                        ------------        ------------        ------------        ------------
NET LOSS                                                $     (7,930)       $     (2,291)       $    (16,297)       $       (727)
                                                        ============        ============        ============        ============

BASIC AND DILUTED EARNINGS PER SHARE:
     Loss before extraordinary item                     $      (0.62)       $      (0.20)       $      (1.26)       $      (0.08)
     Extraordinary item                                           --                0.02                  --                0.02
                                                        ------------        ------------        ------------        ------------
     Net loss                                           $      (0.62)       $      (0.18)       $      (1.26)       $      (0.06)
                                                        ============        ============        ============        ============
WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                                  12,889,417          12,889,417          12,889,417          12,889,417
                                                        ============        ============        ============        ============

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                     June 30,       December 31,
                               ASSETS                                  2001             2000
                                                                       ----             ----
Cash and cash equivalents                                           $   5,760        $   6,800
Restricted cash                                                         2,863            1,660
Notes receivable, net of allowance for uncollectible notes of
   $80,036 and $74,778, respectively                                  284,139          263,792
Accrued interest receivable                                             2,635            2,194
Investment in Special Purpose Entity                                    4,363            5,280
Amounts due from affiliates                                               792              671
Inventories                                                           101,748          105,023
Land, equipment, buildings, and utilities, net                         45,213           49,230
Income taxes receivable                                                 5,583           12,511
Land held for sale                                                      5,161            5,256
Prepaid and other assets                                               14,934           15,197
                                                                    ---------        ---------
               TOTAL ASSETS                                         $ 473,191        $ 467,614
                                                                    =========        =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                               $  11,126        $  15,952
Accrued interest payable                                                6,789            3,269
Amounts due to affiliates                                                 878            3,285
Unearned revenues                                                       7,770            9,507
Income taxes payable                                                       --               --
Deferred income taxes, net                                                 69              168
Notes payable and capital lease obligations                           298,020          270,597
Senior subordinated notes                                              66,700           66,700
                                                                    ---------        ---------
               Total Liabilities                                      391,352          369,478
                                                                    ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                       133              133
Additional paid-in capital                                            109,339          109,339
Retained earnings                                                     (22,634)          (6,337)
Treasury stock, at cost (422,100 shares)                               (4,999)          (4,999)
                                                                    ---------        ---------
               Total Shareholders' Equity                              81,839           98,136
                                                                    ---------        ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 473,191        $ 467,614
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

                           Common Stock
                      ----------------------
                       Number of      $0.01      Additional                          Treasury Stock
                        Shares         Par         Paid-in       Retained         ---------------------
                        Issued         Value       Capital        Deficit         Shares           Cost           Total
                        ------         -----       -------        -------         ------           ----           -----
January 1, 2001       13,311,517       $133       $109,339       $ (6,337)       (422,100)       $(4,999)       $ 98,136

Net loss                      --         --             --        (16,297)             --             --         (16,297)
                      ----------       ----       --------       --------        --------        -------        --------

June 30, 2001         13,311,517       $133       $109,339       $(22,634)       (422,100)       $(4,999)       $ 81,839
                      ==========       ====       ========       ========        ========        =======        ========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                   2001            2000
                                                                                   ----            ----
OPERATING ACTIVITIES:
     Net loss                                                                    $(16,297)       $   (727)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Provision for uncollectible notes                                           18,735          20,531
       Depreciation and amortization                                                3,527           3,699
       Deferred income taxes                                                          (99)           (468)
       Extraordinary gain on extinguishment of debt before taxes                       --            (514)
       Impairment loss of long-lived assets                                         2,883              --
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                           (1,203)            (75)
         Notes receivable                                                         (39,082)        (77,403)
         Accrued interest receivable                                                 (441)           (335)
         Investment in Special Purpose Entity                                         917              --
         Amounts due from affiliates                                               (2,528)         (2,098)
         Inventories                                                                3,144          (7,813)
         Land held for sale                                                            95              15
         Prepaid and other assets                                                  (1,114)         (1,499)
         Income tax receivable                                                      6,928          (2,564)
         Accounts payable and accrued expenses                                     (4,826)          1,064
         Accrued interest payable                                                   3,520             423
         Unearned revenues                                                         (1,737)          2,952
         Income taxes payable                                                          --            (185)
                                                                                 --------        --------
            Net cash used in operating activities                                 (27,578)        (64,997)
                                                                                 --------        --------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                          (714)         (1,247)
                                                                                 --------        --------
            Net cash used in investing activities                                    (714)         (1,247)
                                                                                 --------        --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                           60,218          98,723
     Payments on borrowings to unaffiliated entities                              (32,966)        (33,050)
                                                                                 --------        --------
            Net cash provided by financing activities                              27,252          65,673
                                                                                 --------        --------

     Net decrease in cash and cash equivalents                                     (1,040)           (571)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            6,800           4,814
                                                                                 --------        --------
     End of period                                                               $  5,760        $  4,243
                                                                                 ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                   $ 12,507        $ 13,817
     Income taxes paid (refunds received)                                        $ (6,928)       $  2,790

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Land and equipment acquired under capital leases                            $    171        $  2,165

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - EARNINGS PER SHARE

For the three and six month periods ended June 30, 2001 and 2000, the weighted average shares outstanding assuming dilution was anti-dilutive. Outstanding stock options totaling approximately 1,251,500 options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2001.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2001 was approximately 13.5%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.4 million and $2.5 million at June 30, 2000 and 2001, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of June 30, 2001, $21.9 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $45.2 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2000 and 2001 (in thousands):

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                              --------                       --------
                                                                        2001            2000            2001            2000
                                                                        ----            ----            ----            ----
Balance, beginning of period                                         $ 79,239        $ 36,073        $ 74,778        $ 32,023
Provision for credit losses                                             7,896          14,682          18,735          20,531
Provision for customer releases charged to operating, general,
  And administrative expenses
                                                                           --             296              --             565
Receivables charged off                                                (7,099)         (3,405)        (13,477)         (5,473)
                                                                     --------        --------        --------        --------
Balance, end of period                                               $ 80,036        $ 47,646        $ 80,036        $ 47,646
                                                                     ========        ========        ========        ========

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2001 and December 31, 2000 (in thousands):

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2001          2000
                                                                                           ----          ----
$60 million loan agreement, which contains certain financial covenants, due August
   2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   LIBOR plus 3.55% (additional draws are no longer available under this facility;
   upon the completion of the debt restructuring described in Note 2, maturity was
   extended to August 2003) ......................................................       $ 20,139       $ 23,049

$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of June 30, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at June 30,
   2001; additional draws are no longer available under this facility) ...........         41,059         41,319

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at June 30, 2001) ...........................................          8,821             --

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at June 30, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3%
   with a 6% floor and a $15.1 million term loan with an interest rate of 8%; both
   facilities mature March 2007) .................................................         69,324         57,133

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   June 30, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to
   $71 million, consisting of $56.1 million revolver with an interest rate of
   LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest
   rate of 8%; both facilities mature March 2007) ................................         69,002         74,101

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at June 30, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
   with an interest rate of 8%; both facilities mature March 2007) ...............          8,998             --

$45 million revolving loan agreement which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus 2.00% as of June 30, 2001) (revolving under forbearance at June 30, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $10 million
   term loan with an interest rate of 8%; both facilities mature March 2007) .....         48,568         41,817

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at June 30,
   2001) .........................................................................          9,936          9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at June 30,
   2001) .........................................................................          9,375          8,175

Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0% ............          4,353          4,044
                                                                                         --------       --------
          Total notes payable
                                                                                          289,575        259,574
Capital lease obligations ........................................................          8,445         11,023
                                                                                         --------       --------
          Total notes payable and capital lease obligations ......................        298,020        270,597

10 -1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at June 30, 2001; see debt
   restructuring described in Note 2) ............................................         66,700         66,700
                                                                                         --------       --------
          Total ..................................................................       $364,720       $337,297
                                                                                         ========       ========

At June 30, 2001, LIBOR rates were from 4.06% to 4.86%, and the Prime rate was 7.00%. At December 31, 2000, LIBOR rates were from 6.40% to 6.56%, and the Prime rate was 9.50%.

As of June 30, 2001, the Company was unable to make payments on accelerated balances due under the senior subordinated notes. The total interest due on these notes as of June 30, 2001 was $5.4 million.

NOTE 6 - SUBSIDIARY GUARANTEES

As of June 30, 2001, all subsidiaries of the Company have guaranteed the $66.7 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the six months ended June 30, 2001 and 2000, are as follows (in thousands):

                    June 30,
                    --------
                2001        2000
                ----        ----
Revenues       $  --       $  --

Expenses          --          --
               -----       -----

Net loss       $  --       $  --
               =====       =====

Combined summarized balance sheet information as of June 30, 2001 for the Guarantor Subsidiaries is as follows (in thousands):

                                          June 30,
                                           2001
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

NOTE 8 - SUBSEQUENT EVENTS

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

In May 2002, the Company completed the restructuring of its debts as described in Note 2.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                    --------------------           -------------------
                                                    2001            2000           2001           2000
                                                    ----            ----           ----           ----
As a percentage of total revenues:
     Vacation Interval sales                         74.7%          83.7%          78.0%          83.5%
     Sampler sales                                    1.8%           0.4%           1.8%           1.2%
                                                   ------         ------         ------         ------
        Total sales                                  76.5%          84.1%          79.8%          84.7%

     Interest income                                 20.8%          13.4%          18.2%          13.3%
     Management fee income                            0.4%           0.7%           0.2%           0.4%
     Other income                                     2.3%           1.8%           1.8%           1.6%
                                                   ------         ------         ------         ------
          Total revenues                            100.0%         100.0%         100.0%         100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales                 19.2%          17.8%          19.1%          17.7%
     Provision for uncollectible notes               21.8%          24.7%          21.8%          18.0%

As a percentage of total sales:
     Sales and marketing                             53.5%          53.2%          55.3%          54.1%

As a percentage of total revenues:
     Operating, general and administrative           19.3%          12.1%          15.8%          12.6%
     Depreciation and amortization                    3.3%           2.7%           3.2%           2.7%

As a percentage of interest income:
     Interest expense and lender fees               106.2%          80.3%          94.9%          77.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

Revenues for the quarter ended June 30, 2001 were $48.6 million, representing a $22.3 million or 31.4% decrease from revenues of $70.9 million for the quarter ended June 30, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 37.0% to 2,485 in the second quarter of 2001 from 3,947 in the same period of 2000. The average price per interval decreased 0.5% to $9,780 for the second quarter of 2001 versus $9,828 for the second quarter of 2000. Total interval sales for the second quarter of 2001 included 746 biennial intervals (counted as 373 Vacation Intervals) compared to 1,768 (884 Vacation Intervals) in the second quarter of 2000. During the second quarter of 2001, 2,783 in-house Vacation Intervals were sold at an average price of $4,311, compared to 4,211 in-house Vacation Intervals sold at an average price of $4,879 during the comparable 2000 period.

Sampler sales increased $621,000 to $896,000 for the quarter ended June 30, 2001, compared to $275,000 for the same period in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the second quarter of 2001 relate to 1999 sales.

Interest income increased 6.5% to $10.1 million for the quarter ended June 30, 2001, from $9.5 million for the same period of 2000. This increase primarily resulted from an increase in average gross notes receivable in the second quarter of 2001 compared to the same period of 2000.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $273,000 to $193,000 for the second quarter of 2001, versus $466,000 for the second quarter of 2000 due to increased operating expenses at the management clubs in 2001 compared to 2000.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased to $1.1 million for the second quarter of 2001 compared to $1.3 million for the same period of 2000. This decrease primarily relates to the discontinuance of condominium rentals in 2001.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.2% in the second quarter of 2001 versus 17.8% for the same period of 2000. As a result of the previously mentioned liquidity concerns, the Company was required to (i) drastically reduce its future plan for Vacation Interval sales at its existing resorts, (ii) abandon plans to develop two resorts already in predevelopment status, (iii) place one resort in predevelopment status on hold, and (iv) abandon plans to sell at the Crown resorts. These changes substantially reduced the Company's future planned Vacation Interval sales. Due to the reduced future sales plan, the Company allocates its resort amenities and land to cost of sales at a higher rate in 2001 compared to 2000.

Also, as the Company continues to deplete its inventory of low-cost Vacation Intervals, acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 2000.

Sales and Marketing

Sales and marketing costs as a percentage of total sales remained fairly constant at 53.5% for the quarter ended June 30, 2001, versus 53.2% for the same period of 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased slightly due to the substantial decrease in sales and $1.1 million of non-recurring transition costs associated with these changes.

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

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 21.8% for the second quarter of 2001 versus 24.7% for the same period of 2000. This decrease is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in 2000.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 19.3% for the second quarter of 2001, from 12.1% for the same period of 2000. Although the Company substantially reduced its corporate headcount in early 2001 to align overhead with reduced sales levels, operating, general and administrative expense increased $798,000 to $9.4 million for the second quarter of 2001, compared to $8.6 million for the same period of 2000. This increase was primarily due to $1.4 million of professional fees incurred in the second quarter of 2001 associated with the restructuring of the Company with no such costs incurred in the comparable 2000 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 3.3% for the quarter ended June 30, 2001 versus 2.7% for the same quarter of 2000 due to the decrease in revenues. Overall, depreciation and amortization expense decreased $262,000 for the second quarter of 2001, as compared to the same period of 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $98,000 in the second quarter of 2001, which consisted of a $54,000 write-down of land held for sale to its estimated sales price less estimated disposal costs and a $44,000 write-down of land to its estimated fair value. There was no impairment loss of long-lived assets during the second quarter of 2000.

Interest Expense

Interest expense as a percentage of interest income increased to 106.2% for the second quarter of 2001, from 80.3% for the same period of 2000. This increase is primarily the result of $2.5 million of costs incurred in the second quarter of 2001 related to restructuring the Company's debt, partially offset by a decrease in the Company's weighted average cost of borrowing to 8.4% in the second quarter of 2001 compared to 9.6% in the second quarter of 2000.

Loss before Benefit for Income Taxes and Extraordinary Item

Loss before benefit for income taxes and extraordinary item was $8.0 million for the quarter ended June 30, 2001, as compared to $4.2 million for the quarter ended June 30, 2000, as a result of the above mentioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of loss before benefit for income taxes and extraordinary item was 0.6% in the second quarter of 2001, as compared to 37.2% for the second quarter of 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

There were no extraordinary items during the second quarter of 2001. The Company recognized an extraordinary gain of $316,000, net of income taxes of $198,000, related to the early extinguishment of $1.0 million of 10-1/2% senior subordinated notes during the second quarter of 2000.

Net Loss

Net loss was $7.9 million for the quarter ended June 30, 2001, as compared to $2.3 million for the quarter ended June 30, 2000, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

Revenues for the six months ended June 30, 2001 were $110.4 million, representing a $25.8 million or 19.0% decrease from revenues of $136.3 million for the six months ended June 30, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 23.3% to 6,002 in the first half of 2001 from 7,824 in the same period of 2000. The average price per interval decreased 1.3% to $9,697 for the first half of 2001 versus $9,829 for the first half of 2000. Total interval sales for the first six months of 2001 included 1,925 biennial intervals (counted as 963 Vacation Intervals) compared to 3,434 (1,717 Vacation Intervals) in the first six months of 2000. During the first half of 2001, 6,709 in-house Vacation Intervals were sold at an average price of $4,163, compared to 7,706 in-house Vacation Intervals sold at an average price of $4,792 during the comparable 2000 period.

Sampler sales increased $395,000 to $1.9 million for the first half of 2001, compared to $1.5 million for the same period in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first half of 2001 relate to 1999 sales.

Interest income increased 10.9% to $20.1 million for the six months ended June 30, 2001, from $18.2 million for the same period of 2000. This increase primarily resulted from an increase in average gross notes receivable in the first half of 2001 compared to the same period of 2000.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $313,000 to $234,000 for the first half of 2001, versus $547,000 for the first half of 2000, due to increased operating expenses at the management clubs in 2001 compared to 2000.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $196,000 to $2.0 million for the first six months of 2001 compared to $2.2 million for the same period of 2000 primarily due to the discontinuance of condominium rentals.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.1% in the first six months of 2001 versus 17.7% for the same period of 2000. As a result of the previously mentioned liquidity concerns, the Company was required to (i) drastically reduce its future plan for Vacation Interval sales at its existing resorts, (ii) abandon plans to develop two resorts already in predevelopment status, (iii) place one resort in predevelopment status on hold, and (iv) abandon plans to sell at the Crown resorts. These changes substantially reduced the Company's future planned Vacation Interval sales. Due to the reduced future sales plan, the Company allocates its resort amenities and land to cost of sales at a higher rate in 2001 compared to 2000.

Also, as the Company continues to deplete its inventory of low-cost Vacation Intervals, acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 2000.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 55.3% for the six months ended June 30, 2001, from 54.1% for the same period of 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales and $1.6 million of nonrecurring transition costs associated with these changes.

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

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased to 21.8% for the first half of 2001 versus 18.0% for the same period of 2000. This increase is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in late 2000.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 15.8% for the first six months of 2001, from 12.6% for the same period of 2000. Although the Company substantially reduced its corporate headcount in the first quarter of 2001 to align overhead with reduced sales levels, operating, general and administrative expense remained fairly constant at $17.4 million for the first half of 2001, compared to $17.1 million for the same period of 2000. This was primarily due to $1.7 million of professional fees incurred in the first half of 2001 associated with the restructuring of the Company with no such costs incurred in the comparable 2000 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 3.2% for the first half of 2001 versus 2.7% for the same period of 2000 due to the decrease in revenues. Overall, depreciation and amortization expense decreased $172,000 for the first six months of 2001, as compared to the same period of 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.9 million in the first six months of 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers and a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs. There was no impairment loss of long-lived assets during the first six months of 2000.

Interest Expense

Interest expense as a percentage of interest income increased to 94.9% for the first half of 2001, from 77.6% for the same period of 2000. This increase is primarily the result of increased borrowings against notes receivable and $2.8 million of costs incurred in 2001 related to the restructuring of the Company's debt. These increases were partially offset by the Company's weighted average cost of borrowing, which was 8.9% for the first half of 2001 and 9.5% for the first half of 2000.

Loss before Benefit for Income Taxes and Extraordinary Item

Loss before benefit for income taxes and extraordinary item was $16.4 million for the six months ended June 30, 2001, as compared to $1.7 million for the six months ended June 30, 2000, as a result of the above mentioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of loss before benefit for income taxes and extraordinary item was 0.6% in the first half of 2001, as compared to 37.4% for the first half of 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

There were no extraordinary items during the first six months of 2001. The Company recognized an extraordinary gain of $316,000, net of income taxes of $198,000, related to the early extinguishment of $1.0 million of 10-1/2% senior subordinated notes in the first six months of 2000.

Net Loss

Net loss was $16.3 million for the six months ended June 30, 2001, as compared to $727,000 for the six months ended June 30, 2000, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2001 and 2000, the Company's operating activities reflected cash used in operating activities of $27.6 million and $65.0 million, respectively. The decrease in cash used in operating activities was the result of a decrease in new customer notes receivable due to a reduction of sales in 2001 and a reduction of construction of inventory in 2001.

During the six months ended June 30, 2001 and June 30, 2000, net cash provided by financing activities was $27.3 million and $65.7 million, respectively. The decrease in cash provided by financing activities was primarily the result of reduced borrowings against pledged notes receivable in 2001. At June 30, 2001, the Company's revolving credit facilities provided for loans of up to $299.4 million of which approximately $286.6 million of principal and interest related to advances under the credit facilities was outstanding. For the six months ended June 30, 2001, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 8.9%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

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

At June 30, 2001, the SPE held notes receivable totaling $60.0 million, with related borrowings of $54.2 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

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

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the six months ended June 30, 2001 and June 30, 2000 was $714,000 and $1.2 million, respectively. The decrease in net cash used in investing activities relates to decreased equipment purchases in the first half of 2001 compared to the same 2000 period. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the six months ended June 30, 2001, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $285 million at June 30, 2001, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at June 30, 2001, on the Company's quarterly results of operations for the first six months of 2001 would be approximately $1.4 million. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10-1/2 % Senior Subordinated Notes due 2008 (the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the "Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes. At June 30, 2001, the Company was still unable to make any payments on the accelerated balances due under the Old Notes due to the payment blockage notice. The total interest arrearage on the $66.7 million in outstanding principal amount of the Old Notes was approximately $5.4 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits filed herewith:

         10.1 Employment Agreement dated May 24, 2001 between the company and Edward L. Lahart.

         10.2 Employment Agreement dated May 24, 2001 between the Company and Darla Cordova.

         10.3 Employment Agreement dated May 31, 2001 between the Company and Michael D. Jones.

         99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2001:

                  Current Report on Form 8-K filed with the SEC on April 2, 2001 relating to the Company's continuing liquidity problems and the downsizing of its operations.

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

Date:  November 19, 2002                   /s/ HARRY J. WHITE, JR.
                                        ------------------------------------
                                        Harry J. White, Jr.
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Employment Agreement dated May 24, 2001 between the company and Edward L. Lahart

10.2 Employment Agreement dated May 24, 2001 between the Company and Darla Cordova

10.3 Employment Agreement dated May 31, 2001 between the Company and Michael D. Jones

99.1              Certification of CEO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

99.2              Certification of CFO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002