Form 10-Q
period 2001-09-30
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

================================================================================

                                EXPLANATORY NOTE

On November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission: (i) Forms 10-Q for the quarterly periods ended June 30, 2002 and March 31, 2002; (ii) Forms 10-K for the years ended December 31, 2001 and December 31, 2000; (iii) Forms 10-Q for the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001; and (iv) Forms 10-Q/A for the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000. The disclosures contained in this Form 10-Q for the quarter ended September 30, 2001 should be read in conjunction with the other SEC reports described above also filed on November 19, 2002.

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

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.          FINANCIAL INFORMATION (Unaudited)

Item 1.          Condensed Consolidated Statements of Income for the three months
                 and nine months ended September 30, 2001 and 2000...................    3

                 Condensed Consolidated Balance Sheets as of September 30, 2001
                 and December 31, 2000...............................................    4

                 Condensed Consolidated Statement of Shareholders' Equity for the
                 nine months ended September 30, 2001................................    5

                 Condensed Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2001 and 2000............................    6

                 Notes to the Condensed Consolidated Financial Statements............    7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................   12

Item 3.          Quantitative and Qualitative Disclosures about Market Risk..........   20

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings...................................................   20

Item 3.          Defaults Upon senior Securities.....................................   21

Item 6.          Exhibits and Reports on Form 8-K....................................   21

                 Signatures..........................................................   21

PART I.  FINANCIAL INFORMATION (UNAUDITED)
ITEM 1.    FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                           September 30,
                                                        --------------------------------        --------------------------------
                                                            2001                2000                2001                2000
                                                        ------------        ------------        ------------        ------------
REVENUES:
     Vacation Interval sales                            $     31,338        $     67,585        $    117,470        $    181,421
     Sampler sales                                               950                 994               2,888               2,537
                                                        ------------        ------------        ------------        ------------
       Total sales                                            32,288              68,579             120,358             183,958

     Interest income                                          10,616              10,469              30,762              28,635
     Management fee income                                       159                 150                 393                 697
     Other income                                              1,276               1,836               3,264               4,020
                                                        ------------        ------------        ------------        ------------
               Total revenues                                 44,339              81,034             154,777             217,310

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                           6,549              11,282              22,964              31,385
     Sales and marketing                                      15,955              32,577              64,675              94,960
     Provision for uncollectible notes                         6,816              39,597              25,551              60,128
     Operating, general and administrative                     8,782               8,766              26,224              25,894
     Depreciation and amortization                             1,607               1,925               5,132               5,624
     Interest expense and lender fees                          8,620               8,939              27,733              23,037
     Impairment loss of long-lived assets                      2,559                --                 5,443                --
                                                        ------------        ------------        ------------        ------------
               Total costs and operating expenses             50,888             103,086             177,722             241,028

     Loss before benefit for income taxes
           and extraordinary item                             (6,549)            (22,052)            (22,945)            (23,718)
     Benefit for income taxes                                     50               8,164                 149               8,788
                                                        ------------        ------------        ------------        ------------
LOSS BEFORE EXTRAORDINARY ITEM                                (6,499)            (13,888)            (22,796)            (14,930)
     Extraordinary gain on extinguishment of
               debt (net of income taxes of $197)               --                  --                  --                   316
                                                        ------------        ------------        ------------        ------------
NET LOSS                                                $     (6,499)       $    (13,888)       $    (22,796)       $    (14,614)
                                                        ============        ============        ============        ============

BASIC AND DILUTED EARNINGS PER SHARE:
     Loss before extraordinary item                     $      (0.50)       $      (1.08)       $      (1.77)       $      (1.16)
     Extraordinary item                                         --                  --                  --                  0.02
                                                        ------------        ------------        ------------        ------------
     Net loss                                           $      (0.50)       $      (1.08)       $      (1.77)       $      (1.14)
                                                        ============        ============        ============        ============

WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                                  12,889,417          12,889,417          12,889,417          12,889,417
                                                        ============        ============        ============        ============

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)



                                                                              September 30,              December 31,
                                ASSETS                                            2001                       2000
                                                                               -----------               -----------

Cash and cash equivalents                                                      $     4,438               $     6,800
Restricted cash                                                                      3,836                     1,660
Notes receivable, net of allowance for uncollectible notes of
   $65,840 and $74,778, respectively                                               283,070                   263,792
Accrued interest receivable                                                          2,688                     2,194
Investment in Special Purpose Entity                                                 4,573                     5,280
Amounts due from affiliates                                                            806                       671
Inventories                                                                        102,443                   105,023
Land, equipment, buildings, and utilities, net                                      41,020                    49,230
Income taxes receivable                                                              5,005                    12,511
Land held for sale                                                                   5,256                     5,256
Prepaid and other assets                                                            12,143                    15,197
                                                                               -----------               -----------
               TOTAL ASSETS                                                    $   465,278               $   467,614
                                                                               ===========               ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                          $     8,826               $    15,952
Accrued interest payable                                                             8,712                     3,269
Amounts due to affiliates                                                              934                     3,285
Unearned revenues                                                                    6,543                     9,507
Deferred income taxes, net                                                              19                       168
Notes payable and capital lease obligations                                        298,204                   270,597
Senior subordinated notes                                                           66,700                    66,700
                                                                               -----------               -----------
               Total Liabilities                                                   389,938                   369,478
                                                                               -----------               -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                                    133                       133

Additional paid-in capital                                                         109,339                   109,339
Retained deficit                                                                   (29,133)                   (6,337)
Treasury stock, at cost (422,100 shares)                                            (4,999)                   (4,999)
                                                                               -----------               -----------
               Total Shareholders' Equity                                           75,340                    98,136
                                                                               -----------               -----------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   465,278               $   467,614
                                                                               ===========               ===========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                              Common Stock
                       -------------------------
                       Number of         $0.01       Additional                            Treasury Stock
                         Shares            Par        Paid-in        Retained         ------------------------
                         Issued          Value        Capital        Deficit           Shares          Cost            Total
                       ----------     ----------     ----------     ----------        --------      ----------      ----------
January 1, 2001        13,311,517     $      133     $  109,339     $   (6,337)       (422,100)     $   (4,999)     $   98,136

Net loss                     --             --             --          (22,796)           --              --           (22,796)
                       ----------     ----------     ----------     ----------        --------      ----------      ----------

September 30, 2001     13,311,517     $      133     $  109,339     $  (29,133)       (422,100)     $   (4,999)     $   75,340
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                        -------------------------------------
                                                                                           2001                       2000
                                                                                        -----------               -----------
OPERATING ACTIVITIES:
     Net loss                                                                           $   (22,796)              $   (14,614)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Provision for uncollectible notes                                                     25,551                    60,128
       Depreciation and amortization                                                          5,132                     5,624
       Gain on sale of investment                                                              --                        (317)
       Deferred income taxes                                                                   (149)                   (8,633)
       Extraordinary gain on extinguishment of debt before taxes                               --                        (513)
       Impairment loss of long-lived assets                                                   5,443                      --
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                                     (2,176)                     (275)
         Notes receivable                                                                   (46,660)                 (125,440)
         Accrued interest receivable                                                           (494)                     (721)
         Investment in Special Purpose Entity                                                   707                      --
         Amounts due from affiliates                                                         (2,486)                   (4,302)
         Inventories                                                                          4,275                    (9,359)
         Land held for sale                                                                    --                         456
         Prepaid and other assets                                                             1,677                    (1,855)
         Income tax receivable                                                                7,506                    (3,404)
         Accounts payable and accrued expenses                                               (7,126)                    1,608
         Accrued interest payable                                                             5,443                     2,655
         Unearned revenues                                                                   (2,964)                    3,669
         Income taxes payable                                                                  --                        (185)
                                                                                        -----------               -----------
            Net cash used in operating activities                                           (29,117)                  (95,478)
                                                                                        -----------               -----------
INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                                    (681)                   (1,688)
                                                                                        -----------               -----------
            Net cash used in investing activities                                              (681)                   (1,688)
                                                                                        -----------               -----------
FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                                     82,793                   142,951
     Payments on borrowings to unaffiliated entities                                        (55,357)                  (43,003)
                                                                                        -----------               -----------
            Net cash provided by financing activities                                        27,436                    99,948
                                                                                        -----------               -----------
     Net change in cash and cash equivalents                                                 (2,362)                    2,782

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                      6,800                     4,814
                                                                                        -----------               -----------
     End of period                                                                      $     4,438               $     7,596
                                                                                        ===========               ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                          $    17,882               $    20,432
     Income taxes paid (refunds received)                                               $    (7,506)              $     3,630

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Land and equipment acquired under capital leases                                   $       171               $     4,188

            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - EARNINGS PER SHARE

For the three and nine month periods ended September 30, 2001, and September 30, 2000, the weighted average shares outstanding assuming dilution was anti-dilutive. Outstanding stock options totaling approximately 1,249,500 options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine month periods ended September 30, 2001.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2001 was approximately 13.6%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $4.1 million and $1.8 million at September 30, 2000 and 2001, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of September 30, 2001, $10.8 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $52.9 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2000 and 2001 (in thousands):

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                               ---------------------------           ---------------------------
                                                                 2001               2000               2001               2000
                                                               --------           --------           --------           --------
Balance, beginning of period ........................          $ 80,036           $ 47,646           $ 74,778           $ 32,023
Provision for credit losses .........................             6,816             39,597             25,551             60,128
Provision for customer releases charged to operating,
  general,
  And administrative expenses .......................              --                  309               --                  874

Receivables charged off .............................           (21,012)           (17,220)           (34,489)           (22,693)
                                                               --------           --------           --------           --------
Balance, end of period ..............................          $ 65,840           $ 70,332           $ 65,840           $ 70,332
                                                               ========           ========           ========           ========

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2001 and December 31, 2000 (in thousands):

                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                     2001                  2000
                                                                                                  --------              --------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 2,
   maturity was extended to August 2003) ............................................              $ 17,677              $ 23,049
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of September 30, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   September 30, 2001; additional draws are no longer available under this
   facility) ........................................................................                38,408                41,319
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under
   forbearance at September 30, 2001) ...............................................                 9,682                  --
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at
   September 30, 2001; upon completion of the debt restructuring described in
   Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an
   interest rate of 8%; both facilities mature March 2007) ..........................                70,300                57,133
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at September
   30, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate
   of 8%; both facilities mature March 2007) ........................................                69,573                74,101
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at September 30, 2001;
   upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan with an
   interest rate of 8%; both facilities mature March 2007)...........................                10,087                  --
$45 million revolving loan agreement ($55 million as of September 30, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of September 30, 2001) (revolving under forbearance at September 30,
   2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38 million revolver with an interest rate of Federal
   Funds plus 2.75% with a 6% floor and a $10 million term loan with an interest
   rate of 8%; both facilities mature March 2007)...................................                 51,854                41,817
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at September
   30, 2001) ........................................................................                 9,936                 9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at September
   30, 2001) ........................................................................                 9,375                 8,175
Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0% ...............                 3,898                 4,044
                                                                                                   --------              --------
          Total notes payable .......................................................               290,790               259,574
Capital lease obligations ...........................................................                 7,414                11,023
                                                                                                   --------              --------
          Total notes payable and capital lease obligations .........................               298,204               270,597
10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at
   September 30, 2001; see debt restructuring described in Note 2) ..................                66,700                66,700
                                                                                                   --------              --------
          Total .....................................................................              $364,904              $337,297
                                                                                                   ========              ========

At September 30, 2001, LIBOR rates were from 2.60% to 2.64%, and the Prime rate was 6.00%. At December 31, 2000, LIBOR rates were from 6.40% to 6.56%, and the Prime rate was 9.50%.

As of September 30, 2001, the Company was unable to make payments on accelerated balances due under the senior subordinated notes. The total interest due on these notes as of September 30, 2001, was $7.4 million.

NOTE 6 - SUBSIDIARY GUARANTEES

As of September 30, 2001, all subsidiaries of the Company have guaranteed the $66.7 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 2001 and 2000, are as follows (in thousands):

                                                  September 30,
                                    -------------------------------------
                                      2001                         2000
                                    ---------                   ---------
         Revenues                   $      --                   $      --

         Expenses                          --                          --
                                    ---------                   ---------

         Net loss                   $      --                   $      --
                                    =========                   =========

Combined summarized balance sheet information as of September 30, 2001 for the Guarantor Subsidiaries is as follows (in thousands):


                                                            September 30,
                                                                2001
                                                              ---------
         Other assets                                         $      10
                                                              ---------

             Total assets                                     $      10
                                                              =========

         Investment by parent (includes equity
           and amounts due to parent)                         $      10
                                                              ---------

             Total liabilities and equity                     $      10
                                                              =========


NOTE 7 - RELATED PARTIES

In the third quarter of 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets.

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

The Company currently owns and/or manages 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 120,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                       -----------------------             -----------------------
                                                       2001              2000              2001              2000
                                                       -----             -----             -----             -----
As a percentage of total revenues:
      Vacation Interval sales                           70.7%             83.4%             75.9%             83.5%
      Sampler sales                                      2.1%              1.2%              1.9%              1.2%
                                                       -----             -----             -----             -----
         Total sales                                    72.8%             84.6%             77.8%             84.7%

      Interest income                                   23.9%             12.9%             19.9%             13.2%
      Management fee income                              0.4%              0.2%              0.2%              0.3%
      Other income                                       2.9%              2.3%              2.1%              1.8%
                                                       -----             -----             -----             -----
           Total revenues                              100.0%            100.0%            100.0%            100.0%

As a percentage of Vacation Interval sales:
      Cost of Vacation Interval sales                   20.9%             16.7%             19.5%             17.3%
      Provision for uncollectible notes                 21.7%             58.6%             21.8%             33.1%

As a percentage of total sales:
      Sales and marketing                               49.4%             47.5%             53.7%             51.6%

As a percentage of total revenues:
      Operating, general and administrative             19.8%             10.8%             16.9%             11.9%
      Depreciation and amortization                      3.6%              2.4%              3.3%              2.6%

As a percentage of interest income:
      Interest expense and lender fees                  81.2%             85.4%             90.2%             80.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

Revenues for the quarter ended September 30, 2001 were $44.3 million, representing a $36.7 million or 45.3% decrease over revenues of $81.0 million for the quarter ended September 30, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 52.7% to 2,251 in the third quarter of 2001 from 4,764 in the same period of 2000; and the average price per interval remained fairly constant at $9,784 versus $9,750 in the same period of 2000. Total interval sales for the third quarter of 2001 included 683 biennial intervals (counted as 342 Vacation Intervals) compared to 1,723 (862 Vacation Intervals) in the third quarter of 2000. During the third quarter of 2001, 2,135 in-house Vacation Intervals were sold at an average price of $4,363, compared to 4,406 in-house Vacation Intervals sold at an average price of $4,797 during the comparable 2000 period.

Sampler sales decreased $44,000 to $950,000 for the quarter ended September 30, 2001, compared to $994,000 for the same period in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2001 relate to 2000 sales.

Interest income increased 1.4% to $10.6 million for the quarter ended September 30, 2001, from $10.5 million for the same period of 2000. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, as of September 30, 2001 as compared to September 30, 2000.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income remained fairly constant at $159,000 for the third quarter of 2001, versus $150,000 for the third quarter of 2000.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $560,000 to $1.3 million for the third quarter of 2001 compared to $1.8 million for the same period of 2000. The decrease primarily relates to a $317,000 gain associated with the sale of land recognized in the third quarter of 2000 and to the discontinuance of condominium rentals.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 20.9% in the third quarter of 2001, from 16.7% for the same period of 2000. As a result of the previously mentioned liquidity concerns, the Company was required to (i) drastically reduce its future plan for Vacation Interval sales at its existing resorts, (ii) abandon plans to develop two resorts already in predevelopment status, (iii) place one resort in predevelopment status on hold, and (iv) abandon plans to sell at the Crown resorts. These changes substantially reduced the Company's future planned Vacation Interval sales. Due to the reduced future sales plan, the Company allocates its resort amenities and land to cost of sales at a higher rate in 2001 compared to 2000.

Also, as the Company continues to deplete its inventory of low-cost Vacation Intervals, acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 2000.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 49.4% for the quarter ended September 30, 2001, from 47.5% for the same period of 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales and $249,000 of nonrecurring transition costs associated with these changes.

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

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 21.7% for the third quarter of 2001, compared to 58.6% for the third quarter of 2000. This decrease is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in 2000.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 19.8% for the third quarter of 2001, from 10.8% for the same period of 2000. Although the Company substantially reduced its corporate headcount in 2001 to align overhead with the reduced sales levels, operating, general and administrative expense remained constant at $8.8 million for the third quarter of 2001, as compared to 2000, primarily due to $1.4 million of professional fees incurred in 2001 associated with the restructuring of the Company.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 3.6% for the quarter ended September 30, 2001, compared to 2.4% for the quarter ended September 30, 2000. Overall, depreciation and amortization expense decreased $318,000 for the third quarter of 2001, as compared to 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.6 million in the third quarter of 2001, which primarily consisted of a $2.3 million impairment to write-down both corporate planes to their estimated sales prices and a $230,000 loss related to the re-negotiation and transfer of a capital lease to Silverleaf Club.

Interest Expense

Interest expense as a percentage of interest income decreased to 81.2% for the third quarter of 2001, from 85.4% for the same period of 2000. This decrease is primarily the result of decreased interest expense related to decreased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing decreased to 7.6% in the third quarter of 2001 compared to 9.7% in the third quarter of 2000.

Loss before Benefit for Income Taxes and Extraordinary Item

Loss before benefit for income taxes and extraordinary item decreased to $6.5 million for the quarter ended September 30, 2001, as compared to $22.1 million for the quarter ended September 30, 2000, as a result of the above mentioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of loss before benefit for income taxes and extraordinary item was 0.8% in the third quarter of 2001, as compared to 37.0% for the third quarter of 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefit being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Loss

Net loss decreased to $6.5 million for the quarter ended September 30, 2001, as compared to $13.9 million for the quarter ended September 30, 2000, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

Revenues for the nine months ended September 30, 2001 were $154.8 million, representing a $62.5 million or 28.8% decrease from revenues of $217.3 million for the nine months ended September 30, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, Vacation Interval sales decreased $64.0 million to $117.5 million, down from $181.4 million in 2000. In the first nine months of 2001, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 34.4% to 8,253 from 12,588 in the same period of 2000; and the average price per interval remained fairly unchanged at $9,721 versus $9,799 in the same period of 2000. Total interval sales for the nine months ended September 30, 2001 included 2,608 biennial intervals (counted as 1,304 Vacation Intervals) compared to 5,157 (2,579 Vacation Intervals) in the nine months ended September 30, 2000. During the first nine months of 2001, 8,844 in-house Vacation Intervals were sold at an average price of $4,211, compared to 12,112 in-house Vacation Intervals sold at an average price of $4,794 during the comparable 2000 period.

Sampler sales increased to $2.9 million for the nine months ended September 30, 2001, compared to $2.5 million for the same period in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2001 relate to 2000 sales.

Interest income increased 7.4% to $30.8 million for the nine months ended September 30, 2001, from $28.6 million for the same period of 2000. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $304,000 for the nine months ended September 30, 2001, as compared to the same period of 2000, due to increased operating expenses at the management clubs.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $756,000 to $3.3 million for the nine months ended September 30, 2001, compared to $4.0 million for the same period of 2000. The decrease relates to a $317,000 gain associated with the sale of land recognized in the third quarter of 2000 and to the discontinuance of condominium rentals.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.5% in the nine months ended September 30, 2001, versus 17.3% for the same period of 2000. As a result of the previously mentioned liquidity concerns, the Company was required to (i) drastically reduce its future plan for Vacation Interval sales at its existing resorts, (ii) abandon plans to develop two resorts already in predevelopment status, (iii) place one resort in predevelopment status on hold, and (iv) abandon plans to sell at the Crown resorts. These changes substantially reduced the Company's future planned Vacation Interval sales. Due to the reduced future sales plan, the Company allocates its resort amenities and land to cost of sales at a higher rate in 2001 compared to 2000.

Also, as the Company continues to deplete its inventory of low-cost Vacation Intervals, acquired primarily in 1995 and 1996, the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval. Hence, the cost of sales as a percentage of Vacation Interval sales has increased compared to 2000.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 53.7% for the nine months ended September 30, 2001, from 51.6% for the same period of 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales and $1.8 million of nonrecurring transition costs associated with these changes. Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has a minimum income level beyond that previously required and has a valid major credit card. Further, the marketing division is employing a best practices program, which should facilitate marketing to customers who management believes are more likely to be a good credit risk.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 21.8% for the nine months ended September 30, 2001, compared to 33.1% for the same period of 2000. This decrease is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in 2000.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 16.9% for the nine months ended September 30, 2001, from 11.9% during the nine months ended September 30, 2000. Although the Company substantially reduced its corporate headcount in 2001 to align overhead with the reduced sales levels, operating, general and administrative expense increased $330,000 for the first nine months of 2001, as compared to 2000, primarily due to $3.1 million of professional fees incurred in 2001 associated with the restructuring of the Company.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues increased to 3.3% for the nine months ended September 30, 2001, compared to 2.6% for the nine months ended September 30, 2000, due to the decrease in revenues. Overall, depreciation and amortization expense decreased $492,000 for the nine months ended September 30, 2001, as compared to 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $5.4 million in 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers, a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs, a $230,000 loss related to the renegotiation and transfer of a capital lease to Silverleaf Club, and a $2.3 million impairment to write-down both corporate planes to their estimated sales prices.

Interest Expense

Interest expense as a percentage of interest income increased to 90.2% for the nine months ended September 30, 2001, from 80.5% for the same period of 2000. This increase is primarily the result of $3.1 million of costs incurred in 2001 related to restructuring the Company's debt, partially offset by a decrease in the Company's weighted average cost of borrowing to 8.4% in the first nine months of 2001 compared to 9.6% in the first nine months of 2000.

Loss before Benefit for Income Taxes and Extraordinary Item

Loss before benefit for income taxes and extraordinary item was a loss of $22.9 million for the nine months ended September 30, 2001, as compared to a loss of $23.7 million for the nine months ended September 30, 2000, as a result of the aforementioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of loss before benefit for income taxes and extraordinary item was 0.6% for the first nine months of 2001, as compared to 37.1% for the same period of 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefit being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

There were no extraordinary items during the first nine months of 2001. The Company recognized an extraordinary gain of $316,000, net of income taxes of $198,000, related to the early extinguishment of $1.0 million of 10 1/2% senior subordinated notes in the first nine months of 2000.

Net Loss

Net loss was $22.8 million for the nine months ended September 30, 2001, as compared to $14.6 million for the nine months ended September 30, 2000, as a result of the aforementioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2001 and September 30, 2000, the Company's operating activities reflected cash used in operating activities of $29.1 million and $95.5 million, respectively. The decrease in cash used in operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2001, a decrease in construction of inventory in 2001, and income tax refunds of $7.5 million in 2001.

During the nine months ended September 30, 2001 and September 30, 2000, net cash provided by financing activities was $27.4 million and $99.9 million, respectively. The decrease in cash provided by financing activities was primarily the result of reduced borrowings against pledged notes receivable in 2001. At September 30, 2001, the Company's revolving credit facilities provided for loans of up to $294.3 million of which approximately $288.3 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2001, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 8.4%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

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

At September 30, 2001, the SPE held notes receivable totaling $55.4 million, with related borrowings of $47.7 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. The Company's AMT loss for 2000 was decreased by such amount. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million during 2001 and $1.6 million during 2002 as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997.

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

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the nine months ended September 30, 2000 and September 30, 2001 was $1.7 million and $681,000, respectively. The decrease in net cash used in investing activities relates to a reduction in equipment purchases in 2001. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the nine months ended September 30, 2001, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $287 million at September 30, 2001, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at September 30, 2001, on the Company's results of operations for the nine months ended September 30, 2001 would be approximately $2.2 million. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10-1/2 % Senior Subordinated Notes due 2008 (the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the "Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes. At September 30, 2001, the Company was still unable to make any payments on the accelerated balances due under the Old Notes due to the payment blockage notice. The total interest arrearage on the $66.7 million in outstanding principal amount of the Old Notes was approximately $7.4 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)       Exhibits filed herewith:

            99.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

            99.2 Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  (b)       Reports on Form 8-K

            The Company filed the following Current Reports on Form 8-K with the SEC for the quarter ended September 30, 2001:

            None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2002                            By: /s/ ROBERT E. MEAD
                                                        ------------------
                                                        Robert E. Mead
                                                   Chairman of the Board and
                                                    Chief Executive Officer



Dated: November 19, 2002                            By: /s/ HARRY J. WHITE, JR.
                                                        -----------------------
                                                         Harry J. White, Jr
                                                      Chief Financial Officer

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

Date:  November 19, 2002                                 /S/ HARRY J. WHITE, JR.
                                                         -----------------------
                                                         Harry J. White, Jr.
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