Form 10-K
period 2001-12-31
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                   ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ ]     No  [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   ----------

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on November 13, 2002 as reported by the Electronic Quotation Service of Pink Sheets LLC, was approximately $3,224,300 (based on 17,913,004 Shares held by non-affiliates).
At November 13, 2002, there were 36,826,906 shares of the Registrant's Common Stock outstanding.

    Documents Incorporated by Reference: None

================================================================================

                                 FORM 10-K INDEX

                                                                                               PAGE
                                                                                               ----

                    Explanatory Note.........................................................   3

                                               PART I

Items 1. and 2.     Business and Properties..................................................    7

Item 3.             Legal Proceedings........................................................   43

Item 4.             Submission of Matters to a Vote of Security Holders......................   44

                                               PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters....   45

Item 6.             Selected Financial Data..................................................   46

Item 7.             Management's Discussion and Analysis of Financial Condition and
                          Results of Operations..............................................   48

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk...............   58

Item 8.             Financial Statements and Supplementary Data..............................   59

Item 9.             Changes In and Disagreements With Accountants on Accounting and
                          Financial Disclosure...............................................   59

                                              PART III

Item 10.            Directors and Executive Officers of the Registrant.......................   60

Item 11.            Executive Compensation...................................................   62

Item 12.            Security Ownership of Certain Beneficial Owners and Management...........   66

Item 13.            Certain Relationships and Related Transactions...........................   67

                                               PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   68

                    Index to Consolidated Financial Statements...............................  F-1

                                EXPLANATORY NOTE

    The Company has undergone material operational and financial changes since December 31, 2000. The disclosures contained in this annual report on Form 10-K for the year ended December 31, 2001 should be read in conjunction with the summary set forth below of certain material events regarding the Company that have occurred since December 31, 2000, as well as the more detailed descriptions of subsequent events that appear throughout the text of this annual report for 2001.


CLOSING OF EXCHANGE OFFER

    On May 2, 2002, the Company completed an exchange offer (the "Exchange Offer") commenced on March 15, 2002 regarding its 10 1/2% senior subordinated notes due 2008 (the "Old Notes"). A total of $56,934,000 in principal amount of the Company's Old Notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 ("Exchange Notes") and 23,937,489 shares of the Company's common stock representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and received a further cash payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's Old Notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company paid all past due interest to non-tendering holders of its Old Notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes which occurred in May 2001 was rescinded, and the original maturity date in 2008 for the Old Notes was reinstated. Past due interest paid to nontendering holders of the Old Notes was $1,827,806 The indenture under which the Old Notes were issued (the "Old Indenture") was also consensually amended as a part of the Exchange Offer. As a result of the Exchange Offer, the number of issued and outstanding shares of the Company's common stock increased from 12,889,417 on December 31, 2001 to 36,826,906 on May 2, 2002.

    The Company also completed amendments to its credit facilities with its principal senior lenders as well as amendments to a $100 million conduit facility through one of its unconsolidated subsidiaries. Finalization of the Exchange Offer and the amendment of its principal credit facilities effective in May 2002, marks the completion of the Company's debt restructuring plan announced on March 15, 2002, which was necessitated by severe liquidity problems first announced by the Company on February 27, 2001. As a part of the debt restructuring, the Company's noteholders and senior lenders waived all previously declared events of default.

    As a result of the change in stock ownership resulting from the issuance of 23,937,489 new shares of common stock, and in accordance with the terms of the Exchange Offer, three new independent directors joined the Company's board in May 2002. These new independent directors now comprise three of the five members of the Company's board of directors.

EVENTS LEADING TO THE EXCHANGE OFFER

    On February 27, 2001, the Company publicly disclosed that its negotiations for expansion and extension of certain credit facilities with a principal lender as well as negotiations with other financing sources had proven unsuccessful and that the Company did not have sufficient financing in place to sustain its operations at then existing levels. As a result of its liquidity concerns, it became clear to the Company that conditions either then existed, or soon would exist, which would constitute defaults under all of its existing credit facilities and under the Old Indenture. Consequently, the Company also publicly announced on February 27, 2001 that it was reducing its sales and marketing operations in an attempt to conserve cash, downsize its business to a sustainable level, and thereby attempt to maintain itself as a going concern until all available alternatives could be explored. The Company further disclosed that it would pursue funding alternatives with its principal lenders and others to provide adequate financial resources for a reduced level of operations. In accordance with its public announcement of February 27, 2001, the Company immediately commenced a downsizing of its operations. The Company's principal downsizing activities included the following:

    o a 50% projected reduction in vacation interval sales in order to operate within existing liquidity restraints;

    o a reduction in Company employees from approximately 2,900 on February 27, 2001 to approximately 1,800 at December 31, 2001;

    o   the closing of three of the Company's five telemarketing call centers;

    o the slowing of new construction at the fully developed timeshare resorts owned by the Company;

    o the Company's proposed sale of the Kansas City, Missouri and Las Vegas, Nevada undeveloped timeshare resort locations; and

    o   a reduction of general and administrative expenses in all departments.

    Additionally, during 2001 the Company implemented other downsizing measures it deemed prudent in order to position itself for a reduced and sustainable level of operations. While its downsizing measures during 2001 reduced the Company's projected costs of operations in periods after the first quarter of 2001, the Company also sustained substantial restructuring costs during the year ended December 31, 2001 in order to implement its corporate downsizing and to develop a plan for the restructuring of its debt (the "Restructuring Plan"). The Company continued to incur further restructuring costs in connection with the Restructuring Plan in the first two quarters of 2002.

    On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on the Old Notes as a result of defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a Payment Blockage Notice to the Old Indenture Trustee advising that the payment due April 1 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1 interest payment default. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes.

    As a result of the Company's announcements in February 2001 concerning its liquidity and financial condition, the price of the Company's common stock dropped below the continued listing requirements of the New York Stock Exchange ("NYSE"). On April 27, 2001, the Company announced that it intended to file a plan with the NYSE by June 4, 2001 to advise the NYSE how the Company would be able to return to compliance with the continued listing requirements. However, due to the Company's inability to restructure its financial affairs before that date, the Company was unable to file a plan with the NYSE, and the Company's common stock was suspended from trading in June 2001 and subsequently delisted from trading with the NYSE in August 2001. Bid and ask quotations regarding the Company's common stock are now reported by the Electronic Quotation Service operated by Pink Sheets LLC; however, these quotations are not necessarily indicative of actual trading activity.

RESTRUCTURING PLAN

    Commencing in March 2001, the Company explored strategic alternatives, including the possibility of a sale of the Company or its assets and/or reorganizing under court-supervised proceedings. None of these explorations resulted in options which the Company believed were viable or in the best interest of the Company, its shareholders or its creditors. On September 19, 2001, the Board of Directors of the Company determined it would be in the best interests of the Company to focus its attention on the process of formulating an out of court reorganization of its indebtedness to its principal creditors; this process ultimately resulted in the Restructuring Plan.

    In order to develop the Restructuring Plan, the Company engaged in extended negotiations during the third and fourth quarters of 2001 with the Senior Lenders and DZ Bank, which resulted in amendments to the senior credit facilities ("Amended Senior Credit Facilities") and the DZ Bank facility ("Amended DZ Bank Facility"). The Company also engaged in extensive discussions with an ad hoc committee of holders of the Old Notes (the "Noteholders' Committee"). As a result of these discussions, the Company and the Noteholders' Committee negotiated the basic terms of the Exchange Offer. An Offer to Exchange was distributed to holders of the Old Notes on March 15, 2002, and on May 2, 2002, the Company completed the Exchange Offer and the Restructuring Plan.

    While the purpose of the Restructuring Plan is to provide the Company with a sufficient level of liquidity from its operations to meet future requirements, there is no certainty that the Company will be able to comply with the terms of the Amended Senior Credit Facility, the Amended DZ Bank Facility, the Exchange Notes or the Old Notes, and continue to operate as a going concern. See "Cautionary Statements " beginning on page 34 of the following annual report.

DELAYED AUDITS AND DELINQUENT REPORTS

    On April 2, 2001, the Company notified the Commission that it would be unable to timely file its Annual Report on Form 10-K for the year ended December 31, 2000 due to the Company's announced liquidity and going concern issues. Until the Company was able to finalize the terms of the Restructuring Plan in December 2001, it was unable, due to uncertainties, to finalize its accounting records and financial statements for the year ended December 31, 2000. Nevertheless, the Company did announce on April 2, 2001 that it anticipated that it would record a substantial non-cash charge related to various items which would result in a loss for the fourth quarter and year ended December 31, 2000. The uncertainties preventing the Company from finalizing its accounting records and financial statements related primarily to the Company's need to fully assess the impact of (i) the downsizing of its operations, (ii) the availability or unavailability of additional financing from new or existing sources to sustain its downsized operations, and
(iii) the Company's assessment of the value of its assets at December 31, 2000. The Company finalized its financial statements for the year ended December 31, 2000, during the first quarter of 2002 and its auditors completed work on the audit of the Company's financial statements for the year ended December 31, 2000 on March 12, 2002.

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

    o   Form 10-K for the year ended December 31, 2000;

    o Forms 10-Q/A for each of the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000.

The disclosures contained in this Form 10-K for the year ended December 31, 2001 should be read in conjunction with the other SEC reports set forth above also filed on November 19, 2002. While the Company has now filed the above referenced reports, this report and the Company's Form 10-K for 2000 do not fully comply with SEC requirements, because of the disclaimer of opinion discussed below concerning the Company's 2000 financial statements.

DISCLAIMER OF OPINION BY PRIOR INDEPENDENT AUDITORS CONCERNING 2000 FINANCIAL STATEMENTS

    On March 12, 2002, the Company's former independent auditors, Deloitte & Touche LLP, disclaimed an opinion on the consolidated balance sheet of the Company and its consolidated subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000. Deloitte & Touche LLP disclaimed an opinion because of pervasive uncertainties regarding the Company's ability to continue as a going concern. These pervasive uncertainties were related to the Company's pre-Exchange Offer difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, and its negative cash flows from operating activities which raised substantial doubt about the Company's ability to continue as a going concern. Deloitte & Touche LLP's report dated March 12, 2002 on the Company's consolidated financial statements for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. See "Management's Discussion and Analysis of Financial condition and Results of Operations."

    On June 19, 2002, the Company terminated Deloitte & Touche LLP and retained BDO Seidman LLP as its independent auditor. The Company filed a Form 8-K with the Securities and Exchange Commission on June 25, 2002 disclosing this change of auditors. In connection with the Company's audits for the years ended December 31, 1999 and 2000 and subsequently through the date of its dismissal, the company had no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused it to make reference to the subject matter of the disagreement in its report on the consolidated financial statements of the Company.

INDEPENDENT AUDITOR'S REPORT ON 2001 FINANCIAL STATEMENTS - - GOING CONCERN EXPLANATORY PARAGRAPH

    On September 12, 2002, the Company's new independent auditors, BDO Seidman LLP, issued its report expressing its opinion on the consolidated balance sheet of the Company and its consolidated subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001. While the report of BDO Seidman LLP does contain an explanatory paragraph about the Company's ability to continue as a going concern, the report does not disclaim an opinion as to the Company's financial statements for the year ended December 31, 2001, nor is the report qualified or modified as to audit scope or accounting principles. The Company believes it can comply with the terms and conditions of its Restructuring Plan consummated on May 2, 2002 and thereby continue as a going concern. However, uncertainties remain. See

"Business and Properties - Cautionary Statements" beginning on page 34. The accompanying consolidated financial statements which appear beginning at page F-1 of this annual report do not include any adjustments that may be necessary if the Company is not able to continue as a going concern.

    CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K UNDER ITEMS 1, 2, AND 7, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-K, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING ITS FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 34 IN PART I, ITEM 1 OF THIS REPORT. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-K AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

    The principal business of Silverleaf Resorts, Inc. ("Silverleaf" or the "Company") is the development, marketing, and operation of "drive-to" timeshare resorts. Silverleaf currently owns and/or manages fourteen "drive-to resorts" in Texas, Missouri, Illinois, Alabama, Georgia, South Carolina, Pennsylvania, and Tennessee (the "Drive-to Resorts"). Eight of the Drive-to Resorts are owned and managed by the Company (the "Owned Drive-to Resorts") and six of the Drive-to Resorts are only managed by the Company (the "Managed Drive-to Resorts"). Silverleaf also owns and/or manages five "destination resorts" in Texas, Missouri, Mississippi, and Massachusetts (the "Destination Resorts"). Four of the Destination Resorts are owned by Silverleaf (the "Owned Destination Resorts") and one Destination Resort is only managed by the Company (the "Managed Destination Resort").

    The Owned Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located proximate to major metropolitan areas. Silverleaf locates its Owned Drive-to Resorts near principal market areas to facilitate more frequent "short stay" getaways, which it believes is a growing vacation trend. Silverleaf's Owned Destination Resorts, which are located in or near areas with national tourist appeal, offer Silverleaf customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Owned Drive-to Resorts and the Owned Destination Resorts (collectively, the "Existing Owned Resorts") provide a quiet, relaxing vacation environment. Silverleaf believes its resorts offer its customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership ("Vacation Interval") for a two-bedroom unit at the Existing Owned Resorts was $9,688 for 2001 and $9,768 for 2000.

         The six Managed Drive-to Resorts and the Managed Destination Resort (collectively, the "Managed Existing Resorts") are managed by Silverleaf under the terms of long-term management contracts. See "Business and Properties--Description of Timeshare Resorts Owned and Operated by the Company" beginning at page 13.

    Owners of Silverleaf Vacation Intervals at the Existing Owned Resorts ("Silverleaf Owners") enjoy benefits which are uncommon in the timeshare industry. These benefits include (i) use of vacant lodging facilities at the Existing Owned Resorts through Silverleaf's "Bonus Time" Program; (ii) year-round access to the Existing Owned Resorts' non-lodging amenities such as fishing, boating, horseback riding, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange a Vacation Interval for a different time period or different Existing Resort through Silverleaf's internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International ("RCI"). One of the Company's Owned Destination Resorts, Oak N' Spruce Resort, is under contract with Interval International, a competitor of RCI.

OPERATIONS

    Silverleaf is in the business of marketing and selling Vacation Intervals from its inventory to individual consumers. Silverleaf's principal activities in this regard include (i) acquiring and developing timeshare resorts; (ii) marketing and selling one week annual and biennial Vacation Intervals to prospective first-time owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners; (iv) providing financing for the purchase of Vacation Intervals; and (v) managing timeshare resorts. The Company has in-house capabilities which enable it to coordinate all aspects of development and expansion of the Existing Owned Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications. The Company performs substantial marketing and sales functions internally and has made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Intervals through on-site sales offices located at certain of its resorts which are located in close proximity to major metropolitan areas. This practice allows the Company an alternative to marketing costs of subsidized airfare and lodging which are typically associated with the timeshare industry.

    As part of the Vacation Interval sales process, the Company offers potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. The Company has historically financed its operations by borrowing from third-party lending institutions at an advance rate of up to 85% of eligible customer receivables. At December 31, 2001 and 2000, the Company had a portfolio of approximately 39,684 and 39,530 customer promissory notes, respectively, totaling approximately $335.7 and $336.4 million with an average yield of 13.7% and 13.4% per annum, respectively, which compares favorably to the Company's weighted average cost of borrowings of 8.1% per annum. The Company ceases recognition of interest income when collection is no longer deemed probable. At December 31, 2001 and 2000, approximately $6.7 million and $26.0 million in principal, or 2.0% and 7.7%, respectively, of the Company's loans to Silverleaf Owners were 61 to 120 days past due, and $0.0 and approximately $7.1 million in principal, or 0.0% and 2.1%, respectively, of the Company's loans to Silverleaf Owners were more than 120 days past due. However, the Company does continue collection efforts with regard to all notes deemed uncollectable until all collection techniques utilized by the Company have been exhausted. The Company provides for uncollectible notes by reserving an estimated amount which management believes is sufficient to cover anticipated losses from customer defaults.

    Each timeshare resort that is owned and/or managed by Silverleaf has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization to manage their respective resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts which are not owned by the Company, but only managed by the Company, are operated through "Crown Club." Crown Club is not actually a separate entity, but consists of several individual Club management agreements which have terms of three to five years. Silverleaf Club and Crown Club, in turn, have contracted with the Company to perform for them the supervisory, management, and maintenance functions at the Existing Owned Resorts on a collective basis. All costs of operating the timeshare resorts, including management fees to the Company, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

DEVELOPMENTS DURING 2001 AND THEREAFTER

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

    Under the Exchange Offer that was closed on May 2, 2002, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. As a result of the exchange, the Company recorded a pre-tax extraordinary gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the 10 1/2% notes which occurred in May 2001 has been rescinded, and the original maturity date in 2008 for the 10 1/2% notes has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consensually amended as a part of the Exchange Offer.

    Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's special purpose entity ("SPE"). Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. However, compliance with the terms of these financial covenants cannot be assured.

    As long as the Company is able to comply with the financial covenants in its agreements with its senior lenders, the Company believes it will have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders. At that time, management will be required to replace or renegotiate the revolving arrangements subject to availability.

    GOING CONCERN ISSUES. As previously described, the Company has completed refinancing and restructuring transactions related to its debt designed to return it to a liquid financial condition. However, the Company experienced significant losses in 2000 and 2001. The Company has also reported a loss for the first quarter of 2002 but reported net income for the second quarter of 2002. The Company's results for the first and second quarter of 2002 have not been audited. Under the terms of the proposed debt refinancing and restructuring, future results must be within certain parameters of a revised business model, which assumes significant improvements over 2000 and 2001 results, and the results reported for the quarters ended June 30 and March 31, 2002.

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

    Due to the 2000 increase in the Company's provision for uncollectible notes and the high level of defaults experienced in customer receivables throughout 2001, its provision for uncollectible notes represent approximately 46.3% of Vacation Interval sales for the year ended December 31, 2000 and 25.2% for the year ended December 31, 2001. The significant increase in the 2000 provision was due to a substantial reduction by the Company in two programs that were previously used to bring delinquent notes receivable current, and the deterioration of the general U.S. economy that came to public awareness in late 2000. Had neither of the two discontinued programs been in place in 1998 and 1999, the provision for uncollectible notes as a percentage of sales would have been significantly higher. Management believes the high provision percentage remained necessary in 2001 because overall consumer confidence in the economy continued to decline in 2001 and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001.

    Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has represented a minimum income level beyond that previously required by each market, has a valid major credit card, and, further, the marketing division is employing a program, which should facilitate marketing to customers more likely to be better credit risks. The Company believes it has made the improvements in its sales practices necessary to achieve the provision for uncollectible notes assumed in its revised business model. However, should the economy continue to deteriorate, and if enhanced sales practices do not result in sufficiently improved collections, the Company may not realize the improvements contemplated in its revised business model. If the Company is unable to significantly reduce the existing levels of defaults on customer receivables (and thereby reduce its allowance for doubtful accounts), it may not be able to comply with the financial covenants in its Amended Senior Credit Facilities, which would have a material adverse effect on the Company and its operations.

    While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including the achievement of the improvements to the Company's operations described above. In addition, the Amended Senior Credit Facilities require the Company to satisfy certain financial covenants. Management believes that if the improvements to its operations are successful, the Company will be able to improve its operating results to achieve compliance with the financial covenants during the term of the Amended Senior Credit Facilities. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, the Company will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. The Company may not have these additional sources of financing available to it at the times when such financings are necessary.

PROPERTIES

    At December 31, 2001, the Company owned and/or managed a total of 19 timeshare resorts. Principal developmental activity which occurred during 2001 is summarized below.

    CONTINUED DEVELOPMENT OF OAK N' SPRUCE RESORT. Oak N' Spruce Resort, located 134 miles west of Boston, Massachusetts, has 224 existing units. Silverleaf intends to develop approximately 240 additional units (12,480 Vacation Intervals) at this resort in the future. During 2001, the Company added 20 units at this resort. The Company currently has land use applications pending before local planning and zoning authorities for approximately 240 additional units. If for any reason the Company is unsuccessful in obtaining authorizations to build additional units at Oak N' Spruce Resort it may materially and adversely affect the Company's ability to develop this resort and to sustain sales of Vacation Intervals at Oak N' Spruce at existing levels.

    CONTINUED DEVELOPMENT OF HOLIDAY HILLS RESORT. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 326 existing units. Silverleaf intends to develop in the future approximately 462 additional units (23,996 Vacation Intervals) at this resort as of December 31, 2001. During 2001, the Company added 42 units at the resort.

    CONTINUED DEVELOPMENT OF PINEY SHORES RESORT. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 166 existing units. Silverleaf intends to develop in the future approximately 126 additional units (6,552 Vacation Intervals) at this resort. During 2001, the Company added 6 units at this resort.

    CONTINUED DEVELOPMENT OF SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort, located in Galveston, Texas, has 72 existing units. Silverleaf intends to develop in the future approximately 210 additional units (10,920 Vacation Intervals) at this resort as of December 31, 2001. During 2001, the Company added 12 units at this resort.

    POSSIBLE DEVELOPMENT OF NEW RESORTS. In December 1998, the Company purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property may be developed as a Drive-to Resort (i.e., Beech Mountain Resort). At December 31, 2001, the Company had received regulatory approval to develop 408 units (21,216 Vacation Intervals), but had not scheduled target dates for construction, completion of initial units, or commencement of marketing and sales efforts.

    DISCONTINUED DEVELOPMENT OF CERTAIN RESORTS. As a result of its liquidity problems announced during 2001, the Company discontinued its development plans for its undeveloped timeshare resorts in Kansas City, Missouri and Las Vegas, Nevada and has placed each property for sale. All net sales proceeds, if any, will be used exclusively to retire outstanding debt to certain of the Company's senior lenders. As of August 17, 2002, the Las Vegas property was under contract to sell for $3.15 million; however, there can be no assurance that the sale will close.

FUTURE GROWTH STRATEGY

    Because of various limitations placed on the Company by the terms and conditions of its Amended Credit Facilities, it will be very difficult for the Company to significantly increase beyond existing levels its revenues from sales of Vacation Intervals. Silverleaf intends to capitalize on its significant expansion capacity at the Existing Owned Resorts by maintaining marketing, sales, and development activities in accordance with its downsized business model. Furthermore, Silverleaf continues to emphasize its secondary products, such as biennial (alternate year) intervals, which are designed to broaden Silverleaf's potential market with a wider price range of product. The Company also intends to concentrate more on marketing to existing members including sales of upgraded Vacation Intervals, second weeks, and existing owner referral programs.

COMPETITIVE ADVANTAGES

    Silverleaf believes the following characteristics of its business afford it certain competitive advantages:

    CONVENIENT DRIVE-TO LOCATIONS. Silverleaf's Owned Drive-to Resorts are located within a two-hour drive of a majority of the target customers' residences, which accommodates the growing demand for shorter, more frequent, close-to-home vacations. This proximity facilitates use of Silverleaf's Bonus Time Program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. Silverleaf believes it is the only timeshare operator in the industry which offers its customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a "country-club" basis.

    SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 2001, Silverleaf had an inventory of 20,913 Vacation Intervals and a master plan to construct new units which will result in up to 101,060 additional Vacation Intervals at the Existing Owned Resorts. Silverleaf's master plan for construction of new units is contingent upon future sales at the Existing Owned Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

    LOWER CONSTRUCTION AND OPERATING COSTS. Silverleaf has developed and generally employs standard architectural designs and operating procedures which it believes significantly reduce construction and operating expenses. Standardization and integration also allow Silverleaf to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Owned Resorts can normally be constructed on an "as needed" basis within 180 to 270 days.

    CENTRALIZED PROPERTY MANAGEMENT. Silverleaf presently operates all of the Existing Owned Resorts on a centralized and collective basis, with operating and maintenance costs paid from Silverleaf Owners' monthly dues. Silverleaf believes that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates Silverleaf's internal exchange program, and the Bonus Time Program.

    EXPERIENCED MANAGEMENT. The Company's senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. The Company's senior officers have an average of seventeen years of experience in the timeshare industry.

RESORTS SUMMARY

    The following tables set forth certain information regarding each of the Existing Owned Resorts at December 31, 2001, unless otherwise indicated.

EXISTING OWNED RESORTS

                                                                         VACATION INTERVALS
                                                 UNITS AT RESORTS            AT RESORTS
                                            -------------------------  ----------------------
                               PRIMARY       INVENTORY                 INVENTORY                     DATE
                               MARKET           AT         PLANNED        AT         PLANNED         SALES
    RESORT/LOCATION            SERVED        12/31/01    EXPANSION(b)   12/31/01    EXPANSION      COMMENCED
----------------------    ---------------   ---------    ------------  ---------    ---------      ---------

DRIVE-TO RESORTS

Holly Lake                Dallas-                 130           --         1,305         --            1982
  Hawkins, TX             Ft. Worth, TX

The Villages              Dallas-                 334           96         3,832      4,992(h)         1980
  Flint, TX               Ft. Worth, TX

Lake O' The Woods         Dallas-                  64           --           871         --            1987
  Flint, TX               Ft. Worth, TX

Piney Shores              Houston, TX             166          126(h)      1,804      6,552(h)         1988
  Conroe, TX

Hill Country              Austin-San              254(g)       258(h)      1,709     13,416(h)         1984
  Canyon Lake, TX         Antonio, TX

Timber Creek              St. Louis,               72           84(h)      1,255      4,368(h)         1997
  DeSoto, MO                MO

Fox River                 Chicago, IL             174          276(h)      1,241     14,352(h)         1997
  Sheridan, IL

Apple Mountain            Atlanta, GA              60          192(h)        852      9,984(h)         1999
  Clarkesville, GA

Treasure Lake             Central PA              145           --(e)      1,097         --(e)         1998
  Dubois, PA

Alpine Bay                Central AL               54           --(e)          8         --(e)         1998
  Alpine, AL

Beech Mountain Lakes      Eastern PA,              54           --(e)        139         --(e)         1998
  Drums, PA                 NY

Foxwood Hills             Eastern SC,             114           --(e)        437         --(e)         1998
  Westminster, SC           Western GA

Tansi Resort              Nashville-              124           --(e)        381         --(e)         1998
  Crossville, TN          Knoxville, TN

Westwind Manor            Dallas-                  37           --(e)        350         --(e)         1998
  Bridgeport, TX          Ft. Worth, TX


DESTINATION RESORTS       LOCATIONS

Ozark Mountain            Branson,                136           --(h)        697         --(h)         1982
   Kimberling City, MO      MO

Holiday Hills             Branson,                326          462(h)      2,339     23,996(h)         1984
   Branson, MO              MO

Oak N' Spruce             Boston, MA              224          240(h)      1,245     12,480(h)         1998
  South Lee, MA           New York, NY

Silverleaf's Seaside      Galveston,               72          210(h)      1,183     10,920(h)         2000
  Galveston, TX             TX

Hickory Hills             Gulf Coast,              80           --(e)        168         --(e)         1998
  Gautier, MS               MS
                                            ---------     --------     ---------   --------
         Total                                  2,620        1,944        20,913    101,060
                                            =========     ========     =========   ========


                              VACATION INTERVALS
                                     SOLD
                           -------------------------        AVERAGE
                                               IN            SALES
                             THROUGH          2001           PRICE        AMENITIES/
    RESORT/LOCATION        12/31/01(c)       ONLY(a)        IN 2001     ACTIVITIES(d)
----------------------     -----------      --------        -------     -------------

DRIVE-TO RESORTS

Holly Lake                       5,195            496      $   8,973    B,F,G,H,M,S,T
  Hawkins, TX

The Villages                    13,128          1,383          8,899    B,F,H,M,S,T
  Flint, TX

Lake O' The Woods                2,329            135          8,358    F,M,S,T(f)
  Flint, TX

Piney Shores                     6,636          1,080          9,602    B,F,H,M,S,T
  Conroe, TX

Hill Country                    11,127          1,396          9,617    H,M,S,T(f)
  Canyon Lake, TX

Timber Creek                     2,489            521         10,168    B,F,G,M,S,T
  DeSoto, MO

Fox River                        7,807          1,985         10,080    B,F,G,M,S,T
  Sheridan, IL

Apple Mountain                   2,269            444         10,079    G,H,M,S,T
  Clarkesville, GA

Treasure Lake                    6,234             --             --    G,B,F,S,T,M
  Dubois, PA

Alpine Bay                       2,746             --             --    G,S,T,M(f)
  Alpine, AL

Beech Mountain Lakes             2,615             --             --    B,F,S,T
  Drums, PA

Foxwood Hills                    5,281             --             --    G,T,S,M(f)
  Westminster, SC

Tansi Resort                     5,891             --             --    T,G,F,B,M, S
  Crossville, TN

Westwind Manor                   1,537             --             --    G,F,M,S,T
  Bridgeport, TX


DESTINATION RESORTS

Ozark Mountain                   6,151            181         10,019    B,F,M,S,T
   Kimberling City, MO

Holiday Hills                   14,477            712          9,817    G,S,T(f)
   Branson, MO

Oak N' Spruce                   10,403          1,376         10,034    F,G,S,T
  South Lee, MA

Silverleaf's Seaside             2,561             32          9,242    S,T
  Galveston, TX

Hickory Hills                    3,912             --             --    B,F,G,M,S,T
  Gautier, MS
                             ---------      ---------      ---------
         Total                 112,788          9,741      $   9,688
                             =========      =========      =========

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. In this context, a sale of an "upgraded Vacation Interval" refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2001, upgrade sales at the Existing Owned Resorts were as follows:

                                                            AVERAGE SALES PRICE
                                                               FOR THE YEAR
                                                              ENDED 12/31/01
                                     UPGRADED VACATION         -- NET OF
          RESORT                      INTERVALS SOLD        EXCHANGED INTERVAL
-------------------------            -------------------    ------------------

Holly Lake.......................                120            $     3,577
The Villages.....................                988                  4,417
Lake O' The Woods................                 67                  3,605
Piney Shores.....................                801                  4,146
Hill Country.....................              1,442                  4,415
Timber Creek.....................                304                  3,842
Fox River........................                671                  4,209
Ozark Mountain...................                253                  4,695
Holiday Hills....................              2,711                  5,006
Oak N' Spruce....................              2,020                  2,626
Apple Mountain...................                383                  4,690
Silverleaf's Seaside.............                816                  5,408
                                          ----------
                                              10,576

    The average sales price for the 10,576 upgraded Vacation Intervals sold was $4,254 for the year ended December 31, 2001.

(b) Represents units included in the Company's master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2001:

                               LAND-USE       LAND-USE     LAND-USE
                                PROCESS       PROCESS      PROCESS     CURRENTLY IN     SHELL
                             NOT STARTED      PENDING      COMPLETE    CONSTRUCTION    COMPLETE    TOTAL
                             ------------    ---------    ---------    ------------    --------    ------

The Villages..............             --           --           96              --          --        96
Piney Shores..............             --           --          108              18          --       126
Hill Country..............             --           --          246              12          --       258
Timber Creek..............             --           --           84              --          --        84
Fox River.................             --           --          264              12          --       276
Holiday Hills.............             --           --          438              24          --       462
Oak N' Spruce.............             --          192           36              12          --       240
Apple Mountain............            126           --           48              18          --       192
Silverleaf's Seaside......             --           --          198              12          --       210
                             ------------    ---------    ---------    ------------    --------    ------
                                      126          192        1,518             108          --     1,944
                             ============    =========    =========    ============    ========    ======

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

        "Shell Complete" units are currently devoted to such uses as a general store, registration office, sales office, activity center, construction office, or pro shop. The Company anticipates that these units will continue to be used for such purposes during 2002.

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

FEATURES COMMON TO EXISTING OWNED RESORTS

    Owned Drive-to Resorts are primarily located in rustic areas offering Silverleaf Owners a quiet, relaxing vacation environment. Furthermore, the resorts offer different vacation activities, including golf, fishing, boating, swimming, horseback riding, tennis, and archery. Owned Destination Resorts are located in or near areas with national tourist appeal. Features common to the Existing Owned Resorts include the following:

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

    YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Owned Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

    EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the different interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Owned Resorts. These intra-company exchange rights are a convenience Silverleaf provides its members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 2,629 intra-company exchanges occurred in 2001. Silverleaf Owners pay an exchange fee of $75 to the Silverleaf Club for each such internal exchange. In addition, for an annual fee of approximately $84, most Silverleaf Owners may join the exchange program administered by RCI. Silverleaf Owners at Oak N' Spruce Resort may pay an annual fee of $79 to join the exchange program administered by Interval International. Both RCI and Interval International also charge an additional exchange fee for each exchange.

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

    MANAGEMENT CLUBS. Each of the Existing Owned Resorts and the Existing Managed Resorts has a Club for the benefit of the timeshare owners. The Clubs operate under either Silverleaf Club or Crown Club to manage the Existing Owned Resorts on a centralized and collective basis. Silverleaf Club and Crown Club have contracted with the Company to perform the supervisory, management, and maintenance functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort.

    ON-SITE SECURITY. Each of the Resorts is patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

DESCRIPTION OF TIMESHARE RESORTS OWNED AND OPERATED BY THE COMPANY

    HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The Company owns approximately 2,740 acres within Holly Lake, of which approximately 2,667 acres may not be developed due to deed restrictions. At December 31, 2001, approximately 27 acres were developed. The Company has no future development plans.

    At December 31, 2001, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

    Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club and restaurant, country store, indoor rodeo arena and stables, five tennis courts (four lighted), two different lakes (one with sandy swimming beach and swimming dock, one with boat launch for water-skiing), three outdoor swimming pools with bathhouses, and pavilion, recently completed hiking/nature trails, children's playground area, two miniature golf courses, five picnic areas, activity center with grill, big screen television, game room with arcade games and pool tables, horseback trails, and activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

    At December 31, 2001, the resort contained 6,500 Vacation Intervals, of which 1,305 intervals remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $7,400 to $11,300 for one-week stays. During 2001, 496 Vacation Intervals were sold.

    THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2001, approximately 181 acres were developed and 18 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 334 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 96 units are planned for development at The Villages and no additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts:
(i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

    Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, gas dock, boat launch, water-craft rentals, and covered and locked rental boat stalls; three swimming pools; two lighted tennis courts; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children's playground; RV sites; a new 9,445 square foot activity center with theater room wide-screen television, reading room, grill, tanning beds, pool table, sauna, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use jet skis, motor boats, paddle boats, and pontoon boats. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

    Recreational facilities at Lake O' The Woods include swimming pool, bathhouse, lighted tennis court, a recreational beach area with picnic areas, a fishing pier on Lake Palestine, nature trails, soccer/softball field, children's playground, RV sites, an activity center with wide-screen television and pool table, horseshoe pits, archery range, miniature golf course, shuffleboard, volleyball, and basketball courts.

    At December 31, 2001, The Villages contained 16,960 total Vacation Intervals, of which 3,832 remained available for sale. The Company plans to build 96 additional units at The Villages, which would yield an additional 4,992 Vacation Intervals available for sale. At December 31, 2001, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 871 remained available for sale. The Company has no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The

Woods are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $8,900 to $19,500 depending on the value rating of the interval. During 2001, 1,383 and 135 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

    PINEY SHORES RESORT. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 113 acres. At December 31, 2001, approximately 72 acres were developed and 11 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 166 units were completed and 126 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain "lodge-style" units feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings. President's Cove units feature a larger, more spacious floor plan (1255 square feet) with a back veranda, washer and dryer, and a more elegant decor.

    The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include two swimming pools with two spas, a bathhouse complete with outdoor shower and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children's playground, picnic areas, boat launch, beach area for swimming, 4,626-square foot activity center with big-screen television, 32-seat theatre room with big screen television), covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball.

    At December 31, 2001, the resort contained 8,440 Vacation Intervals, of which 1,804 remained available for sale. The Company intends to build 126 additional units, which would yield an additional 6,552 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2001, 1,080 Vacation Intervals were sold.

    HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2001, approximately 38 acres were developed and 19 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 254 units were completed and 258 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 134 units feature the Company's new "lodge style." 32 "Presidents Villas" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

    Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children's playground areas, barbecue and picnic area, enclosed swimming pool and heated spa, children's wading pool, newly-constructed tennis court, and activity areas for basketball, horseshoes, shuffleboard and sand volleyball court. Area sights and activities include water-tubing on the nearby Guadeloupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

    At December 31, 2001, the resort contained 12,836 Vacation Intervals, of which 1,709 remained available for sale. The Company plans to build 258 additional units, which collectively would yield 13,416 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $8,900 to $21,500 depending on the value rating of the interval. During 2001, 1,396 Vacation Intervals were sold.

    OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2001, the resort contained approximately 116 acres. The Company has no future development plans.

    At December 31, 2001, 136 units were completed and no additional units are planned for development. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. "Presidents View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

    The primary recreational amenity available at the resort is Table Rock Lake, a 43,100-acre public lake. Other recreational facilities and improvements at the resort include a swimming beach with dock, an activities center with pool table, covered boat dock and launch ramp, olympic-sized swimming pool, lighted tennis court, nature trails, two picnic areas, playground, miniature golf course, and a competitive sports area accommodating volleyball, basketball, tetherball, horseshoes, shuffleboard, and archery. Guests can also rent or use canoes, or paddle boats. Owners of neighboring condominium units developed by the Company in the past are also entitled to use these amenities pursuant to use agreements with the Company. Similarly, owners of Vacation Intervals are entitled to use certain amenities of these condominium developments, including a wellness center featuring a small pool, hot tub, sauna, and exercise equipment.

    At December 31, 2001, the resort contained 6,848 Vacation Intervals, of which 697 remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,500 to $13,500 for one-week stays, while one-week "Presidents View" intervals are priced at $9,500 to $21,500 depending on the value rating of the interval. During 2001, 181 Vacation Intervals were sold.

    HOLIDAY HILLS RESORT. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 405 acres, including a 91-acre golf course. At December 31, 2001, approximately 296 acres were developed and 68 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 326 units were completed and an additional 462 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. "Presidents Fairways" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

    Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, tennis court, picnic areas, camp sites, basketball court, activity area which includes shuffleboard, horseshoes, and a children's playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, and a 2,800 square foot outdoor swimming pool. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowners' associations.

    At December 31, 2001, the resort contained 16,816 Vacation Intervals, of which 2,339 remained available for sale. The Company plans to build 462 additional units, which would yield an additional 23,996 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,800 to $14,500 for one-week stays (and start at $6,500 for biennial intervals), while one-week "Presidents Fairways" intervals are priced at $9,500 to $21,500 depending on the value rating of the interval. During 2001, 712 Vacation Intervals were sold.

    TIMBER CREEK RESORT. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2001, approximately 180 acres were developed and 6 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 72 units were completed and an additional 84 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

    The primary recreational amenity available at the resort is a 40-acre fishing lake. Other amenities include a clubhouse, a five-hole par three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, fitness center, horseshoes, archery, a welcome center, playground, arcade, movie room, tanning bed, cedar sauna, sales and registration building, hook-ups for recreational vehicles, and boat docks. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 2001, the resort contained 3,744 Vacation Intervals and 1,255 Vacation Intervals remained available for sale. The Company plans to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2001, 521 Vacation Intervals were sold.

    FOX RIVER RESORT. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2001, approximately 156 acres were developed and 26 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 174 units are completed and 276 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

    Amenities currently available at the resort include five-hole par three executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / seasonal ice-skating rink, shuffleboard courts, sand volleyball court, outdoor pavilion, and playgrounds. The Company also offers winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 2001, the resort contained 9,048 Vacation Intervals and 1,241 Vacation Intervals remained available for sale. The Company plans to build 276 additional units, which would collectively yield 14,352 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,900 to $12,300 for one-week stays (and start at $5,000 for biennial intervals). During 2001, 1,985 Vacation Intervals were sold.

    OAK N' SPRUCE RESORT. In December 1997, the Company acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2001, approximately 37 acres were developed and 10 acres are currently planned by the Company to be used for future development. The Company currently has land use applications pending before local planning and zoning authorities for approximately 240 additional timeshare units. If for any reason the Company is unsuccessful in obtaining authorizations to build additional units at Oak N' Spruce Resort, it may materially and adversely affect the Company's ability to develop this resort and to sustain sales of Vacation Intervals at Oak N' Spruce at existing levels.

    At December 31, 2001, the resort had 224 units and the above described additional 240 units are planned for development. There are seven types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse,
(iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and President's style units. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

    Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, three-hole pitch and putt golf course, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

    At December 31, 2001, the resort contained 11,648 Vacation Intervals, of which 1,245 remained available for sale. The Company plans to build 240 additional "lodge-style" units, which would yield an additional 12,480 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,150 to $14,500 for one-week stays (and start at $4,200 for biennial intervals). During 2001, 1,376 Vacation Intervals were sold.

    APPLE MOUNTAIN RESORT. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort's golf course. At December 31, 2001, approximately 191 acres were developed and 16 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, 60 units are completed and 192 units are planned for development at Apple Mountain Resort. The "Lodge Get-A-Way" units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

    Amenities at the resort include a 9,445 square foot administration building and activity center featuring a theatre room with a wide screen television, a member services building, pool tables, arcade games, snack area, and movie theatre. Other amenities at the resort include two tennis courts, swimming pool, shuffleboard, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

    The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course is 1,530 feet at the lowest point and 1,600 feet at the highest point. The course is designed with approximately 104,000 square feet of bent grass greens. The course's tees total approximately 2 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and there are approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pine roughs along twelve of the fairways. The course has a five-acre irrigation lake and a pond approximately 900 square feet and located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment. There is also a golf professional on site to offer lessons and to plan events for the club.

    At December 31, 2001, the resort contained 3,120 Vacation Intervals, of which 852 remained available for sale. The Company plans to build 192 additional "lodge-style" units, which would yield an additional 9,984 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays (and start at $4,500 for biennial intervals). During 2001, 444 Vacation Intervals were sold.

    SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2001, approximately 45 acres were developed and 42 acres are currently planned by the Company to be used for future development.

    At December 31, 2001, the resort had 72 units and an additional 210 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic locks.

    With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

    At December 31, 2001, the resort contained 3,744 Vacation Intervals of which 1,183 remained available for sale. The Company plans to build 138 additional units which would yield an additional 7,176 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $8,500 to $20,500 for one-week stays. During 2001, 32 Vacation Intervals were sold.

DESCRIPTION OF TIMESHARE RESORTS MANAGED BY THE COMPANY

    The management rights and an inventory of unsold Vacation Intervals to the following resorts were acquired by the Company via the acquisition of Crown Resort Co., LLC in May 1998. The Company manages each of these resorts for a fee; however, the Company determined during 2001 that there will be no further sales efforts related to the unsold inventory of Vacation Intervals at these resorts, and has therefore written off all associated inventory costs.

    ALPINE BAY RESORT. Alpine Bay Resort is located in Talledega County, Alabama, near Lake Logan Martin and is approximately 50 miles east of Birmingham. The resort contains 54 units and includes a golf course, pro shop lounge, outdoor pool, and tennis courts. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    HICKORY HILLS RESORT. Hickory Hills is located in Jackson County, Mississippi, near the Pascagoula River and is approximately 20 miles east of Biloxi. The resort contains 80 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    BEECH MOUNTAIN LAKES RESORT. Beech Mountain Lakes is located in Butler Township, Luzerne County, Pennsylvania, and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center and tennis courts. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    TREASURE LAKE RESORT. Treasure Lake is located in Sandy Township, Clearfield County, Pennsylvania, and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, two lakes, four beaches, campground, two restaurant/lounges, indoor pool/sauna, outdoor pool, clubhouse, four playgrounds, tennis courts, and pontoon boat. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    FOXWOOD HILLS RESORT. Foxwood Hills is located in Oconee County, South Carolina, near Lake Hartwell, and is approximately 100 miles northeast of Atlanta. The resort contains 114 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, pontoon boat, and playground. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    TANSI RESORT. Tansi Resort is located in Cumberland County, Tennessee, and is approximately 75 miles west of Knoxville. The resort contains 124 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, fitness center, miniature golf course, tennis courts, and playground. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

    WESTWIND MANOR RESORT. Westwind Manor is located in Wise County, Texas, on Lake Bridgeport and is approximately 65 miles northwest of the Dallas-Fort Worth metroplex. The resort contains 37 units and has a golf course, restaurant/lounge, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground. During 2001, no Vacation Intervals were sold. No further development or sales are planned at this resort.

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

    MARKETING. The Company's in-house marketing staff creates databases of new prospects which are principally developed through cooperative arrangements with outside vendors to identify prospects who meet the Company's marketing criteria. Using the Company's automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of the Company's resorts and receive an incentive, such as a free gift. On a limited basis, the Company retains outside vendors to arrange tours at the Company's resorts.

    SALES. The Company actively sells its Vacation Intervals primarily through on-site salespersons at certain Existing Owned Resorts. Upon arrival at an Existing Owned Resort for a scheduled tour, the prospect is met by a member of the Company's on-site sales force who conducts the prospect on a 90 minute tour of the resort and its related amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives offered by the Company. Prior to the closing of any sale, a verification officer interviews each prospect to ensure compliance with Company sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the limitations on the Bonus Time Program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed.

    Sales representatives receive commissions ranging from 2% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1.5% to 3.5% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.5% to 3.5%, which are also subject to chargebacks.

    Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products, which entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a later fixed date. In addition, the Company actively markets both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by the Company's in-house sales staff, the Company has contracted with a third party to assist in offsite marketing of upgrades at the Owned Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 32.3% and 32.5% of the Company's gross revenues from Vacation Interval sales for the years ended December 31, 2001 and 2000, respectively. By offering lower price products and upgraded Vacation Intervals, the Company believes it offers an affordable product for all prospects in its target market. Also, by offering products with a range of prices, the Company attempts to broaden its market with its lower-priced products and gradually upgrade such purchasers over time.

    Because the Company's sales representatives are a critical component of the sales and marketing effort, the Company continually strives to attract, train, and retain a dedicated sales force. The Company provides intensive sales instruction and training which, coupled with the representative's valuable local knowledge, assists the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is an employee of the Company and receives some employment benefits. At December 31, 2001, the Company employed approximately 317 sales representatives at its Existing Owned Resorts.

    As a result of the Company's aforementioned liquidity concerns, the Company closed three outside sales offices, closed three telemarketing centers, and reduced headcount in sales and marketing functions during the second and third quarters of 2001. Since the third quarter of 2001, the Company has been operating under new sales practices whereby no sales are permitted unless the touring customer has a minimum income level beyond that previously required and has a valid major credit card. Further, the marketing division is employing a program, which should facilitate marketing to customers more likely to be better credit risks. As a result of these changes, the standardized FICO ("Fair Isaac Credit Opinion") score for weekly sales has improved from below 620 on a 850-point scale in February 2001 to over 640 in December 2001.

CUSTOMER FINANCING

    The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers typically make down payments of at least 10% of the purchase prices and deliver promissory notes to the Company for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria.

    The Company's credit experience is such that in 2001 it provided 25.2% of the purchase price of Vacation Intervals as a provision for uncollectible notes. In addition, for the year ended December 31, 2001, the Company decreased sales by $9.1 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if the Company were to pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy because the Company has not found it to be cost effective.

    At December 31, 2001, the Company had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $333.3 million, was contingently liable with respect to approximately $366,000 principal amount of customer notes sold with recourse, and had an allowance for uncollectible notes of approximately $54.7 million.

    Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through a wholly-owned off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on the second anniversary date of the amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74 million of notes receivable to the SPE, which the Company services for a fee. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE.

    At December 31, 2001, the SPE held notes receivable totaling $50.4 million, with related borrowings of $43.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $4.8 million at December 31, 2001.

    Effective April 30, 2002, the Company and its SPE entered into amendments to the DZ Bank Facility and the Company received $48.5 million in May 2002, in cash proceeds from the sale of Vacation Interval notes receivable to its SPE with financing supplied by DZ Bank. All of these cash proceeds were used to pay down the revolving credit facilities with two of the Company's senior lenders.

    It is vitally important to the Company's liquidity plan that this credit facility, or another new facility, continue beyond the two-year period. In addition, the Company's business model assumes that expanded off-balance-sheet financing will be available to the Company in 2003 and 2004. Such an expanded facility will be necessary to reduce outstanding balances on non-revolving credit facilities and to finance future sales. Factors that could affect the Company's ability to obtain additional off-balance-sheet financing are as follows:

    o Capital market credit facilities may not be available to fund off-balance-sheet financings; and

    o The Company's customer notes receivable may not meet capital market requirements.

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

    The Company recognizes interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes receivable become 90 days delinquent. Once a note receivable becomes 90 days delinquent, the accrual of additional interest income ceases until collection is deemed probable. When inventory is returned to the Company, any unpaid note receivable balances are charged against the allowance for uncollectible notes net of the amount at which the Vacation Interval is restored to inventory.

    The Company intends to borrow additional funds under its existing revolving credit facilities and sell notes to its SPE to finance its operations. At December 31, 2001, the Company had borrowings under credit facilities in the approximate principal amount of $266.7 million. These facilities permit borrowings up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 2001, the Company had a portfolio of approximately 39,684 Vacation Interval customer promissory notes in the approximate principal amount of $335.7 million, of which approximately $6.7 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

    At December 31, 2001, the Company's portfolio of customer notes receivable had an average yield of 13.7%. At such date, the Company's borrowings, which bear interest at variable rates, had a weighted average cost of 8.1%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically experienced and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer loans. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position.

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

    The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 6.2 years at December 31, 2001. Considering the Exchange Offer completed May 2, 2002, the Company's revolving credit facilities have scheduled maturities between August 2003 and March 2007. Additionally, the Company's revolving credit facilities could be declared immediately due and payable as a result of a default by the Company. Accordingly, there could be a mismatch between the Company's cash receipts and the Company's cash disbursements obligations in 2002 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities would require the Company to seek other alternatives to enable it to continue in business. Due to the uncertainties inherent in the Company's current financial condition, as well as capital market uncertainties, the Company may not have viable alternatives available if its current lenders are unwilling to extend refinancing to replace existing credit facilities.

DEVELOPMENT AND ACQUISITION PROCESS

    As part of its current business model, the Company intends to develop at its Existing Owned Resorts and/or acquire new resorts only to the extent the capital markets and the covenants of its existing facilities permit.

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

CLUBS / MANAGEMENT CLUBS

    The Company has the right to appoint the directors of the Silverleaf Club. However, the Company does not have this right related to the Crown Club. The Silverleaf Club and the Crown Club are collectively sometimes referred to as the "Management Clubs." The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues were 1,258 in 2001 and 556 in 2000. Typically, the Company purchases at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

    Each timeshare resort has a Club that operates through a centralized organization to manage the resorts on a collective basis. The consolidation of resort operations through the Management Clubs permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Owned Resorts are owned by either that resort's Club or the Silverleaf Club, rather than the Company.

    At December 31, 2001, the Management Clubs had 613 full-time employees, and are solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Owned Resorts, while the Company is responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, the Company reimburses the Management Clubs for such services and vice versa.

    The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, together with all income generated by the operation of certain amenities at the Existing Owned Resorts. Silverleaf Club dues are currently $49.98 per month ($24.99 for biennial owners), except for certain members of Oak N' Spruce Resort which prepay dues at an annual rate of approximately $350. Crown Club dues range from $285 to $390 annually. Such amounts are used by the Management Clubs to pay the costs of operating the Existing Owned Resorts and the management fees due to the Company pursuant to Management Agreements between the Company and the Management Clubs. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club or 10% to 15% of dues collected for Clubs within Crown Club, but the Company's right to receive such fee on an annual basis is limited to the amount of each Management Club's net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding year(s), subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Owned Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, the Company's 2001 management fees were subject to the net income limitation. Accordingly, for the year ended December 31, 2001, management fees recognized were $2.5 million. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of (i) the aforementioned maximum fees or (ii) each Management Club's net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the performance of the Silverleaf Club it is uncertain when the Silverleaf Club will be able to generate positive net income. Therefore, future income to the Company could be limited. Additionally, in 2000 the Company determined that the receivable from Silverleaf Club for certain expenses advanced by the Company was not collectible and was therefore written off resulting in a charge to expense of $7.5 million. Crown Club consists of several individual Club agreements which have terms of two to five years with a minimum of two renewal options remaining. At December 31, 2001, there were approximately 96,000 and 24,000 Vacation Interval owners who pay dues to Silverleaf Club and Crown Club, respectively. As the Company develops new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

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

    UNIT LEASING. The Company also recognizes revenues from sales of Samplers which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five night Sampler package currently sells for $595. For the years ended December 31, 2001 and 2000, the Company recognized $3.9 million and $3.6 million, respectively, in revenues from Sampler sales.

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

    OTHER PROPERTY. At December 31, 2001 the Company owned an undeveloped five-acre tract of land in Pass Christian, Mississippi, which was sold in August 2002 for $800,000. The Company had planned to develop this property as a Destination Resort. However, in a survey, Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, the Company acquired land in Galveston, Texas, which opened in 2000 as Silverleaf's Seaside Resort. This resort was developed in lieu of the Pass Christian property. Additionally, the Company owns approximately 11 more acres in Mississippi, and the Company is entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

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

    EXCHANGES. The Company believes that its Vacation Intervals are made more attractive by the Company's participation in Vacation Interval exchange networks operated by RCI. The Existing Owned Resorts, except Oak N' Spruce Resort, are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. Oak N' Spruce Resort is currently under contract with a different network exchange company, Interval International. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

    RCI assigns a rating of "red," "white," or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The cost of the annual membership fee in RCI and II, which is at the option and expense of the owner of the Vacation Interval, are currently $84 per year, $79 per year, respectively. Exchange rights with RCI require an additional fee of approximately $129 for domestic exchanges and $169 for foreign exchanges. Exchange rights with Interval International are $121 for domestic exchanges and $149 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program.

COMPETITION

    The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Four Seasons Resorts ("Four Seasons") have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation ("Sunterra"), Fairfield Resorts, Inc. ("Fairfield"), Starwood Hotels & Resorts Worldwide Inc. ("Starwood"), Ramada Vacation Suites ("Ramada"), TrendWest Resorts, Inc. ("TrendWest"), and Bluegreen Corporation ("Bluegreen") are, or are subsidiaries of, public companies, with the enhanced access to capital and other resources that public ownership implies.

    Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with the Company's Holiday Hills and Ozark Mountain resorts, and to a lesser extent with the Company's Timber Creek Resort. Sunterra also owns a resort which is located near and competes with the Company's Piney Shores Resort. Additionally, the Company believes there are a number of public or privately-owned and operated timeshare resorts in most states in which the Company owns resorts which will compete with the Company's Existing Owned Resorts.

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

GOVERNMENTAL REGULATION

    GENERAL. The Company's marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Owned Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

    In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Certain states in which the Company operates have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require the Company to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before the Company may solicit residents of such state. The laws of certain states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such state, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where the Company currently sells Vacation Intervals which grant the purchaser of a Vacation Interval the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

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

    Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. In 1994, the Company conducted a limited asbestos survey at each of the Existing Owned Resorts, which surveys did not reveal material potential losses associated with ACMs at certain of the Existing Owned Resorts.

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

    UTILITY REGULATION. The Company owns its own water supply and waste-water treatment facilities at several of the Existing Owned Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services.

    OTHER REGULATION. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management of the Company believes that its facilities are generally in compliance with present requirements of such laws, the Company is aware of certain of its properties that are not in full compliance with all aspects of such laws. The Company is presently responding, and expects to respond in the future, to inquiries, claims, and concerns from consumers and regulators regarding its compliance with existing state and federal regulations affording the disabled access to housing and accommodations. It is the Company's practice to respond positively to all such inquiries, claims and concerns and to work with regulators and consumers to resolve all issues arising under existing regulations concerning access and use of the Company's properties by disabled persons. The Company believes that it will incur additional costs of compliance and/or remediation in the future with regard to the requirements of such existing regulations. Future legislation may also impose new or further burdens or restrictions on owners of timeshare resort properties with respect to access by the disabled. The ultimate cost of compliance with such legislation and/or remediation of conditions found to be non-compliant is not currently ascertainable, and while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

EMPLOYEES

    At December 31, 2001, the Company had 1,770 employees, and the Clubs collectively had 613 employees. The Company believes employee relations are good, both at the Company and at the Management Clubs. None of the employees are represented by a labor union.

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

DESCRIPTION OF CERTAIN INDEBTEDNESS

    EXISTING INDEBTEDNESS. As of December 31, 2001, the Company had revolving credit agreements with four lenders providing for loans up to an aggregate of $289.8 million, which the Company uses to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. In addition, the Company had $66.7 million of senior subordinated notes due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries. The loans mature between August 2002 and April 2006, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment of certain of the Existing Owned Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 85% of the unpaid balance of certain eligible customer notes receivable.

    The Company was in default of the agreements with four of its senior lenders during 2001. Three of these lenders agreed to forebear taking any action as a result of the Company's defaults and to continue funding pending the completion of the Restructuring Plan. The fourth senior lender agreed as part of the Restructuring Plan to modify and extend through August 2003 the maturity date on its loan.

    The Company was unable to make the interest payment due April 1, 2001 on the senior subordinated notes as a result of a non-payment default under one of its senior credit facilities. The trustee for the senior subordinated notes accelerated payment of the principal, interest, and other charges on May 22, 2001. Interest on the notes began to accrue at the default rate of 11.5% per annum on the principal balance of the notes outstanding and the accrued but unpaid interest. In addition, interest of $3.5 million and $3.9 million was not paid when due on April 1, 2001 and October 1, 2001, respectively.

    Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through a wholly-owned off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on the second anniversary date of the amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74 million of notes receivable to the SPE, which the Company services for a fee. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE.

    At December 31, 2001, the SPE held notes receivable totaling $50.4 million, with related borrowings of $43.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $4.8 million at December 31, 2001.

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

    The following table summarizes the Company's notes payable, capital lease obligations, and senior subordinated notes at December 31, 2000 and 2001 (in thousands):

                                                                                               DECEMBER 31,
                                                                                         -----------------------
                                                                                            2000          2001
                                                                                         ----------    ---------

$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003).............................................    $   23,049   $   15,969

$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   December 31, 2001; additional draws are no longer available under this
   facility).........................................................................        41,319       35,614

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001)...........................................            --        9,468

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate
   of 8%; both facilities mature March 2007).........................................        57,133       71,072

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate
   of 8%; both facilities mature March 2007).........................................        74,101       69,734

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% and a $2.1 million term loan with an interest
   rate of 8%; both facilities mature March 2007)....................................            --       10,200

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of December 31, 2001) (revolving under forbearance at December 31,
   2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of
   Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with
   an interest rate of 8%; both facilities mature March 2007)........................        41,817       54,641

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under
   forbearance at December 31, 2001).................................................         9,936        9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest
   rate of LIBOR plus 3.25% (revolving under forbearance at December 31, 2001).......         8,175        9,375

Various notes, due from January 2002 through November 2009, collateralized
   by various assets with interest rates ranging from 0.9% to 17.0%..................         4,044        3,227
                                                                                         ----------    ---------

      Total notes payable............................................................       259,574      289,236
Capital lease obligations............................................................        11,023        5,220
                                                                                         ----------    ---------
      Total notes payable and capital lease obligations..............................       270,597      294,456

10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001) (See debt restructuring described in Note 3)
                                                                                             66,700       66,700
                                                                                         ----------    ---------
      Total..........................................................................    $  337,297    $ 361,156
                                                                                         ==========    =========

     At December 31, 2001, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 5.0%.

RESTRUCTURING PLAN COMPLETED MAY 2, 2002

      The purpose of the Company's Restructuring Plan completed May 2, 2002 was to reduce the Company's existing debt and provide liquidity to finance its operations. Upon completion of the Reorganization Plan, the Company completed a sale of Vacation Interval receivables to the Company's subsidiary Silverleaf Finance I, Inc. ("SFI") with financing provided through the Amended DZ Bank Facility. The $48.5 million net proceeds from the sale of Vacation Interval receivables was used to pay down the balance due under the Amended Senior Credit Facilities with Textron, and Sovereign. The Company expects to borrow additional amounts under its Amended Senior Credit Facilities with Textron, Sovereign, and Heller and sell additional customer notes receivable to SFI under the Amended DZ Bank Facility to finance its operations.

    The Restructuring Plan had three principal components, each of which had to be implemented in order for the Restructuring Plan to be consummated:

    o the four Amended Senior Credit Facilities with Textron, Sovereign, Heller and CSFB;

    o   the $100 million Amended DZ Bank Facility; and

    o   the Exchange Offer and Solicitation of Consents.

    The principal purpose of the Exchange Offer was to convert not less than 80% of the aggregate principal amount of the Old Notes into (i) Exchange Notes and
(ii) equity of the Company in the form of the Exchange Stock. The principal purpose of the Solicitation of Consents from the holders of the Old Notes was to adopt the proposed amendments to the Old Indenture to eliminate substantially all of the restrictive covenants and certain other provisions contained in the Old Indenture, which together with the somewhat less restrictive provisions of the New Indenture, will give the Company greater operational and financial flexibility. In addition, the Consents also provide for: (i) waiver of all existing defaults under the Old Notes and the Old Indenture, (ii) rescission of the acceleration of the Old Notes which occurred on May 22, 2001, (iii) release of the Company, its officers, directors and affiliates from claims arising before the Exchange Date, and (iv) approval of the terms and conditions of the Exchange Notes and the indenture under which the Exchange Notes were to be issued. The Exchange Offer was closed on May 2, 2002.

    A DESCRIPTION OF EACH OF THE AMENDED CREDIT FACILITIES THAT FORMED AN INTEGRAL PART OF THE RESTRUCTURING PLAN IS SET FORTH BELOW.

AMENDED DZ BANK FACILITY

    Effective as of October 30, 2000, the Company entered into a Receivables Loan and Security Agreement (the "RLSA") with its wholly-owned subsidiary, Silverleaf Finance I, Inc. ("SFI"), as Borrower, and Autobahn Funding Company LLC ("Autobahn"), as Lender, DZ Bank, as Agent, and other parties. SFI is a special purpose entity ("SPE") of the Company. Pursuant to the DZ Bank facility, the Company services receivables which were sold by the Company to SFI under a separate agreement and which SFI pledged as collateral for funds borrowed from Autobahn. The facility ("DZ Bank Facility") has a maximum borrowing capacity of $100 million, of which SFI borrowed approximately $74 million during the fourth quarter of 2000. At December 31, 2001, the outstanding balance due under the RLSA was $43.6 million. The RLSA established certain financial conditions which the Company must satisfy in order for SFI to borrow additional funds under the facility. The Company was unable to meet these financial covenants during 2001, as a result SFI has been unable to purchase additional receivables from the Company.

    Effective April 30, 2002, the RLSA was amended and restated (the "Amended DZ Bank Facility") with modifications to the term of the facility and the financial covenants imposed on the Company thereunder. The principal balance of the loan, which was originally scheduled to mature on October 30, 2005, will now mature on the fifth anniversary date of the date of the amendment; however, Autobahn has the right to put the receivables back to SFI at the end of two years following the date of the Amended DZ Bank Facility. Financial covenants which the Company must maintain under the Amended DZ Bank Facility include a minimum tangible net worth of $100 million, and an Interest Coverage Ratio of 1.1 to 1 until the first anniversary date of the Amended DZ Bank Facility, with an increase to 1.25 to 1 thereafter. "Interest Coverage Ratio" is defined as "the ratio of (i) EBITDA for such period less Capital Expenditures for such period to (ii) the Cash Interest Expense for such period." Additional amendments to the agreement with Autobahn include (i) a reduction in the borrowing limits on an eligible receivable from a range of 80.0% to 85.0% of the principal balance outstanding to a range of 77.5% to 82.5% of the principal balance outstanding, and (ii) the requirement that from and after consummation of the Exchange Offer the receivables pledged by SFI as collateral must have received a weighted average score of 650 and, individually, a minimum score of 500 under a nationally recognized credit rating developed by Fair, Isaac and Co. at the time the original obligor purchased the Vacation Interval related to the pledged receivable.

AMENDED AGREEMENTS WITH SENIOR LENDERS

    CREDIT SUISSE FIRST BOSTON MORTGAGE CAPITAL LLC. The Company entered into a Revolving Loan and Security Agreement in October 1996 with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The agreement has been amended several times since that date, with the maturity date being extended to August 2002. The facility is currently in default due to under-collateralization. The agreement was amended, effective upon completion of the Restructuring Plan to extend the maturity date to August 2003 and to revise the collateralization requirements. The facility had an outstanding principal balance of approximately $16.0 million at December 31, 2001. No additional borrowing capacity is available to the Company under this agreement.

    TEXTRON FACILITY. The Company originally entered into a Loan and Security Agreement (the "Original Loan Agreement") with Textron in August 1995 pursuant to which the Company borrowed $5 million from Textron. Since that time, the Original Loan Agreement has been amended various times to provide an increase in the amount of the facility up to $75 million. Effective April 30, 2002, the Company and Textron entered into an amendment (the "Textron Amendment") to the Original Loan Agreement.

    Pursuant to the Textron Amendment, the facility (the "Textron Tranche A Facility") will provide the Company with a revolving loan ("Revolving Loan Component") in the amount of $56.9 million, all of which will be outstanding at the date of closing. The Textron Tranche A Facility also provides for a term loan ("Term Loan Component") of $15.1 million, all of which will be outstanding as of the date of the closing. The interest rate on the Revolving Loan Component is a variable rate equal to LIBOR plus 3% per annum, but at no time less than 6% per annum. The rate on the Term Loan Component is a fixed rate equal to 8% per annum. The maturity date of the Revolving Loan Component of the Textron Tranche A Facility will be the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the end of the Revolving Loan Term. The maturity date of the Term Loan Component will be March 31, 2007.

    The Textron Amendment also provides for a Textron Tranche B Facility in the amount of $71 million, which is comprised of a revolving loan component of $56.1 million and a term loan component of $14.9 million. The Textron Tranche B Facility will be substantially identical to the Textron Tranche A Facility. The maturity of the revolving loan component of the Textron Tranche B Facility will also be the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the term loan component is also March 31, 2007.

    The Inventory Loan in the amount of $10 million which the Company initially entered into with Textron in December 1999, as amended in April 2001, will be further amended to extend the final maturity date to March 31, 2007. The Inventory Loan is collateralized by a first priority security interest in certain of the inventory of the Company and a second priority security interest in the stock of SFI and the customer notes receivable pledged as collateral under the other Textron loan agreements.

    In April 2001, the Company entered into another Loan and Security Agreement with Textron for a $10,200,000 credit facility. The original note issued in April 2001 will be replaced with a Revolving Loan Component Note equal to $8.1 million and a Term Loan Component Note equal to $ 2.1 million. ("Textron Tranche C Facility"). The Textron Tranche C Facility will also be substantially identical to the Textron Tranche A Facility. The maturity date of the Revolving Loan Component Note will also be the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the Term Loan Component Note will be March 31, 2007.

    The Textron Amendment includes a "change of control" provision which provides that Textron would have no obligation to make any advances under the facilities if there is a change in more than fifty percent of the executive management of the Company, as such management is designated in a schedule to the Textron Amendment, unless Textron determines that the replacement management personnel's experience, ability and reputation is equal to or greater than that of the members of management specified. Additionally, Textron would have no obligation to make any additional advances under the facility if more than two of the five members of the Company's Board of Directors are controlled by the holders of the Exchange Notes.

    SOVEREIGN FACILITY. The Revolving Credit Agreement ("Sovereign Facility") between the Company and a group of lenders led by Sovereign Bank (collectively, "Sovereign") was amended effective April 30, 2002 to provide a two-tranche receivables financing arrangement for the Company in an aggregate amount not to exceed $48.0 million. The first tranche ("Sovereign Tranche A") is approximately $36.5 million. The Sovereign Tranche A maturity date is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the Sovereign Tranche A Conversion Date. Sovereign Tranche A will bear interest at a base rate equal to the higher of (i) a variable annual rate of interest equal to the prime rate charged by Sovereign or
(ii) 2.75% above the rate established by the Federal Reserve Bank of New York on overnight federal funds transactions with members of the Federal Reserve System; provided, that in no event shall the base rate be less than 6%.

    The second tranche ("Sovereign Tranche B") is approximately $10.0 million. Sovereign Tranche B shall be reduced automatically on a monthly basis as of the first day of each calendar month based on a 20-year amortization schedule. Sovereign Tranche B shall bear interest at the rate of 8% per annum. Interest is payable on the first day of each month. The Sovereign Tranche B maturity date is March 31, 2007. Sovereign Tranche B will be secured by the same collateral pledged under Sovereign Tranche A.

    HELLER FACILITY. The Company originally entered into a Loan and Security Agreement ("Heller Receivables Loan") with Heller in October 1994 pursuant to which the Company has pledged notes receivable as collateral. The Heller Receivables Loan has been amended several times to increase the amount of borrowing capacity to $70 million. The Company also entered into a Loan and

Security Agreement ("Heller Inventory Loan") in December 1999 for $10 million. The Heller Inventory Loan is secured by the Company's unsold inventory of Vacation Intervals. In March 2001, the Company obtained a supplemental $10 million inventory and receivables loan ("Heller Supplemental Loan").

    There is currently no availability under the Heller Receivable Loan. The Heller Receivable Loan will mature on August 31, 2004.

    The Heller Inventory Loan was amended effective April 30, 2002 to extend the availability period to March 31, 2004, and the maturity date to March 31, 2007. The maturity date of the Heller Supplemental Loan was amended effective April 30, 2002 to extend the maturity to March 31, 2007.

FEATURES COMMON TO AMENDED SENIOR CREDIT FACILITIES WITH TEXTRON, SOVEREIGN, AND HELLER.

    The Amended Senior Credit Facilities with Textron, Sovereign and Heller described above provide for either a first or second priority security interest in (i) substantially all of the Company's customer notes receivable that have been pledged to one of the senior secured lenders previously, and the mortgages attached thereto (except for a portfolio of notes and related mortgages pledged to CSFB), (ii) substantially all of the real and personal property of the Company, including the Company's rights under the management agreements for the Existing Owned Resorts, (iii) the stock of Silverleaf Finance, I, Inc., the SPE owned by the Company, (iv) the agreement with the Standby Manager (as defined below), (v) all collateral under each of the other Amended Senior Credit Facilities (except for the Amended Senior Credit Facility with CSFB); (vi) all books, records, reports, computer tapes, disks and software relating to the collateral pledged to Textron, Sovereign, and Heller; and (vii) all extensions, additions, improvements, betterments, renewals, substitutions and replacements of, for or to any of the collateral pledged to Textron, Sovereign, and Heller, together with the products, proceeds, issues, rents and profits thereof.

    The Amended Senior Credit Facilities with Textron, Sovereign, and Heller also provide that the Company shall retain, at its expense, a "Standby Manager" approved by the Senior Lenders who shall at any time that an event of default occurs and the Senior Lenders so direct, assume full control of the management of the Existing Owned Resorts. The Company may also be replaced at the sole discretion of these Senior Lenders as servicing agent for the customer notes receivable pledged under the Amended Senior Credit Facilities. The Standby Manager designated by Textron, Sovereign and Heller under the Amended Senior Credit Facilities is J&J Limited, Inc. located in Windermere, Florida.

FINANCIAL COVENANTS UNDER AMENDED SENIOR CREDIT FACILITIES.

    The Amended Senior Credit Facilities with Heller, Textron and Sovereign provide certain financial covenants which the Company must satisfy. Any failure to comply with the financial covenants will result in a default under such Amended Senior Credit Facilities. The financial covenants are described below.

    TANGIBLE NET WORTH COVENANT. The Company must maintain a Tangible Net Worth at all times equal to (i) the greater of (A) $100,000,000 and (B) an amount equal to 90% of the Tangible Net Worth of the Company as of September 30, 2001, plus (ii) (A) on a cumulative basis, 100% of the positive Consolidated Net Income after January 1, 2002, plus (B) 100% of the proceeds of (1) any sale by the Company of (x) equity securities issued by the Company or (y) warrants or subscriptions rights for equity securities issued by the Company or (2) any indebtedness incurred by the Company, other than the loans under the Heller Facility, the Textron Facility or the Sovereign Facility, in the case of each of
(1) and (2) above occurring after January 1, 2002. For purposes of the three Amended Senior Credit Facilities, "Tangible Net Worth" is (i) the consolidated net worth of the Company and its consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and its consolidated subsidiaries the terms and conditions of which are reasonably satisfactory to the Required Banks, minus (iii) the consolidated intangibles of the Company and its consolidated subsidiaries, including, without limitation, goodwill, trademarks, tradenames, copyrights, patents, patent applications, licenses and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles. "Consolidated Net Income" is the consolidated net income of the Company and its subsidiaries, after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses), determined in accordance with generally accepted accounting principles.

    MARKETING AND SALES EXPENSES COVENANT. As of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2002, the Company will not permit the ratio of marketing expenses to the Company's net proceeds from the sale of Vacation Intervals for the quarter then ending to equal or exceed (i) .550 to 1 for each quarter through December 31, 2002 or (ii) .525 to 1 for each quarter thereafter.

    MINIMUM LOAN DELINQUENCY COVENANT. The Company will not permit as of the last day of each fiscal quarter its over 30-day delinquency rate on its entire consumer loan portfolio to be greater than 25%. In the event that such delinquency rate is over 20% on the last day of the quarter, one or more Senior Lenders may conduct an audit of the Company.

    DEBT SERVICE. The Company will not permit the ratio of (i) EBITDA less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense for such period, for

    o   the fiscal quarter ending June 30, 2002 to be less than 1.1 to 1;
    o the two consecutive fiscal quarters ending September 30, 2002 to be less than 1.1 to 1;
    o the three consecutive fiscal quarters ending December 31, 2002 to be less than 1.1 to 1; and
    o each period of four consecutive fiscal quarters ending on or after March 31, 2003 to be less than 1.25 to 1.

    PROFITABLE OPERATIONS COVENANT. The Company will not permit Consolidated Net Income (i) for any fiscal year, commencing with the fiscal year ending December 31, 2002, to be less than $1.00 and (ii) for any two consecutive fiscal quarters (treated as a single accounting period) to be less than $1.00.

                              CAUTIONARY STATEMENTS

    The Company is currently delinquent in its required filings with the Securities and Exchange Commission and faces an uncertain future due to a variety of factors, including its need to obtain additional financing in the near future which is not currently in place. All forward looking statements in this annual report should be carefully considered in view of the cautionary statements described below and the other information included herein.

RISKS RELATED TO THE RESTRUCTURING PLAN

    While the Company has recently completed the Restructuring Plan, it still may not be able to comply with all of the terms and conditions of either the Amended Senior Credit Facilities, the Amended DZ Bank Facility, the New Indenture, or the Amended Indenture. If this occurs, the following undesirable events may happen:

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

    o the Company may need to commence a bankruptcy proceeding to attempt to reorganize under applicable provisions of the Bankruptcy Code.

GOING CONCERN ISSUES AND RESTATEMENT OF FINANCIAL STATEMENTS

    The independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern. While the Company believes that the closing of its Restructuring Plan on May 2, 2002 will allow it to continue as a going concern, there can be no assurance that this will occur, or that even if the Company is able to continue as a going concern, that its auditors will agree to issue an independent auditors' report on the Company's financial statements for the period ended December 31, 2002, or any succeeding periods, that does not contain an explanatory paragraph concerning the Company's ability to continue as a going concern.

    The inability to obtain independent audit reports on its financial statements for the period ended December 31, 2002, or succeeding periods, that do not contain an explanatory paragraph concerning the ability of the Company to continue as a going concern could adversely affect the Company's ability to (a) obtain, or retain, various necessary licenses and permits from governmental authorities, (b) achieve full compliance with applicable federal and state securities laws and regulations, (c) be admitted for listing or quotation purposes on any recognized securities exchange; and (d) comply with the terms of its credit facilities amended in connection with the Reorganization Plan.

    On March 15, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998 and 1999, the 1999 quarters and the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's restatement of its consolidated financial statements for these periods could result in claims against the Company and its affiliates by regulatory authorities, shareholders or others. There can be no assurance that such claims would not have a material adverse affect on the Company and its operations.

    Additionally, the Company's prior auditors disclaimed an opinion in their report with regard to the Company's financial statements for the year ended December 31, 2000. Because the Company's prior auditors disclaimed an opinion in their report for the year ended December 31, 2000, the Company's reports filed with the Securities and Exchange Commission will not be in compliance with applicable SEC rules and regulations with regard to the content and presentation of financial statements. The Company's noncompliance with these rules and regulations will have a material adverse effect on the Company's ability to list its shares on any recognized exchange and on the ability of the Company's shares to be freely traded. Additionally, unless the Company's prior auditors agree to reissue their audit report for 2000 without a disclaimer of opinion, or unless the Company is able to retain another firm of independent auditors who can reaudit the Company's 2000 financial statements and issue an audit report without a disclaimer of opinion, the Company's ability to fully comply with SEC reporting requirements, obtain new financing, or a rating from a major rating agency will be adversely affected.

FINANCIAL COVENANTS BASED UPON ASSUMPTIONS AND ESTIMATES IN BUSINESS MODEL

    All of the financial covenants in the Company's Amended Senior Credit Facilities with its Senior Lenders and the Amended DZ Bank Facility are based upon substantial compliance with a business model prepared by the Company and approved by the Senior Lenders. Neither the Company's past or present independent auditors have compiled, examined, or performed any procedures with respect to the Company's business model, nor have they expressed an opinion or any other form of assurance as to such business model or its achievability and the Company's past and present auditors assume no responsibility for, and disclaim any association with the Company's business model. The financial projections in the business model, which have not been reviewed by the Company's auditors or any one else outside the Company, are based upon a number of assumptions and estimates. For example, the Company is estimating that it will be able to sell its existing and planned inventory of Vacation Intervals within 15 years. The Company is also assuming that it will be able to obtain approximately $100 million in additional off-balance sheet financing during 2003, either through an expansion of the Amended DZ Bank Facility or through some other source. The Company has also made specific assumptions about its ability to (a) maintain levels of sales and operating profits, (b) control costs
(c) significantly reduce its existing levels of defaults on customer notes receivable, and (d) raise the prices on its products and services when market conditions allow. Some or all of these assumptions and estimates may be incorrect and, as a result, the Company may not achieve the financial results, including the level of cash flow, that management projects. The assumptions and estimates underlying the projections are inherently uncertain and are subject to significant business, economic and competitive risks and uncertainties. Accordingly, the Company's future financial condition and results of operations may vary significantly from those projected in the business model. If the projected results are not substantially achieved, a default would result under the terms of the financial covenants of the Company's Amended Senior Credit Facilities and the Amended DZ Bank Facility. In that event, the Company's Senior Lenders and DZ Bank would have the right to cease all further funding in which case, it is likely that the Company would be forced to seek protection from its creditors through a court supervised reorganization.

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

POSSIBLE FUTURE CHANGES IN ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has approved a draft of a proposed AICPA Statement of Position (the "Proposed SOP") providing guidance for the accounting for real estate time-sharing transactions in financial statements prepared in conformity with generally accepted accounting principles. The Proposed SOP provides comprehensive guidance and makes many changes and clarifications to the current accounting for real estate time-sharing transactions. The Proposed SOP (i) provides guidance for when a time-sharing transaction should be accounted for as a sale; (ii) limits the use of the full accrual method for revenue recognition and provides that, under various conditions, the percentage-of-completion method, the cash received method, the deposit method or a combination thereof must be used; and (iii) provides further guidance on accounting for various other items such as sales incentives, costs incurred to sell time-shares, cost of sales and time-sharing inventory, credit losses, rental and other operations during the holding periods for inventory, special purpose entities, points systems, vacation clubs, sampler programs and mini-vacations, reloads, upgrades, and payments to owners associations. In its present form, the Proposed SOP would be generally effective for financial statements for fiscal years beginning after December 15, 2003. The Proposed SOP, however, has not been released for public comment as of the date of this Annual Report on Form 10-K, although there are indications that an exposure draft may be released for comment during calendar year 2002. Accordingly, there is no way to predict what the final version may contain or when, if ever, any final version may be effective. Nevertheless, in its present form, there would be substantial material adverse effects on the accounting for many time-share sellers, such as the Company, including significant deferrals under the revenue recognition provisions mandated by the Proposed SOP. If adopted in its present form, the Proposed SOP may make it impossible for the Company to comply with certain financial covenants contained in the Amended Senior Credit Facilities. In that event, it would be necessary for the Company to negotiate waiver or forbearance agreements with its Senior Lenders concerning such covenants.

ABILITY TO OBTAIN ADDITIONAL FINANCING

    Several unpredictable factors may cause the Company's adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. The Company incurred net losses for the years ended December 31, 2000 and 2001, and the first quarter of 2002. Should the Company's net losses continue in future periods, the Company's cash flow and its ability to obtain additional financing could be materially and adversely impacted.

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

    Even after the implementation of the Reorganization Plan, the Company's leverage is still significant and may continue to burden its operations, impair its ability to obtain additional financing, reduce the amount of cash available for operations and required debt payments, and make the Company more vulnerable to financial downturns.

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

The Company may not be able to reduce its financial leverage as it intends, and it may not be able to achieve an appropriate balance between the rate of growth which it considers acceptable and future reductions in financial leverage. If the Company is not able to achieve growth in adjusted earnings before interest, income taxes, depreciation and amortization, it may not be able to amend or refinance its existing debt obligations and it may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

SENSITIVITY OF CUSTOMERS TO GENERAL ECONOMIC CONDITIONS.

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

CUSTOMER DEFAULTS

      The Company offers financing to the buyers of Vacation Intervals at the Company's resorts. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to the Company for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened as the Company generally does not verify the credit history of its customers.

      The Company's credit experience is such that for the year ended December 31, 2001, it recorded 25.2% of the purchase price of Vacation Intervals as a provision for uncollectible notes. In addition, for the year ended December 31, 2001, the Company's sales decreased by $9.1 million for customer returns. If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company, in many cases, may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder the Company's ability to recover personal judgments against customers who have defaulted on their loans. For example, if the Company were to pursue a post-foreclosure deficiency claim in Texas (where approximately 39% of Vacation Interval sales took place in 2001) against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, the Company may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, the Company has generally not pursued this remedy.

      At December 31, 2001, the Company had Vacation Interval customer notes receivable in the approximate principal amount of $335.7 million, and had an allowance for uncollectible notes of approximately $54.7 million. There can be no assurance that such allowances are adequate. In addition, the Company was contingently liable with respect to approximately $366,000 for notes receivable sold with recourse at December 31, 2001.

FINANCING CUSTOMER BORROWINGS

    To finance its operations, the Company borrows funds under existing or future credit arrangements and is dependent on its ability to finance customer notes receivable through third party lenders to conduct its business.

            BORROWING BASE. To finance Vacation Interval customer notes receivable, the Company has entered into agreements with lenders to borrow up to approximately $269.8 million collateralized by customer promissory notes and mortgages. At December 31, 2001, the Company had such borrowings from lenders in the approximate principal amount of $266.7 million. The Company's lenders typically lend the Company up to 85% of the principal amount of performing notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against the Company's loan balance. At December 31, 2001, the Company had a portfolio of approximately 39,684 Vacation Interval customer notes receivable in the approximate principal amount of $335.7 million, of which approximately $6.7 million in principal amount were 61 days or more past due and therefore ineligible as collateral.

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

            INTEREST RATE MISMATCH. At December 31, 2001, the Company's portfolio of customer loans had a weighted average fixed interest rate of 13.7%. At such date, the Company's borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 8.1%. The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's existing indebtedness currently bears interest at variable rates and the Company's customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that the Company has historically enjoyed and could cause the interest expense on the Company's borrowings to exceed its interest income on its portfolio of customer notes receivable. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, liquidity, and financial position. To the extent interest rates decrease generally on loans available to the Company's customers, the Company faces an increased risk that customers will pre-pay their loans and reduce the Company's income from financing activities.

            MATURITY MISMATCH. The Company typically provides financing to customers over a seven-year to ten-year period, and customer notes had an average maturity of 6.2 years at December 31, 2001. Considering the Exchange Offer completed May 2, 2002, the Company's related revolving credit facilities have scheduled maturity dates between August 2003 and March 2007, with $16.0 million of these credit facilities maturing in 2003. Additionally, should the Company's revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between the Company's anticipated cash receipts and cash disbursements in 2002 and subsequent periods. Although the Company has historically been able to secure financing sufficient to fund its operations, it does not presently have agreements with its lenders to extend the term of its existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities could require the Company to sell its portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable it to continue in business. There is no assurance that the Company will be able to obtain required financing in the future.

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

EFFECTS OF DOWNSIZING AND DEPENDENCE ON KEY PERSONNEL

    During 2001, the Company was forced to downsize its staff and had to terminate many employees with extended in-depth experience of its business and operations. However, the Company has retained key members of management. The loss of the services of any one of the key members of management could have a material adverse effect on the Company. Should the Company's business develop and expand again in the future, the Company would require additional management and employees. Inability to hire when needed, retain, and integrate needed new or replacement management and employees could have a material adverse effect on the Company's results of operations, liquidity, and financial position in future periods.

DEVELOPMENT AND CONSTRUCTION ACTIVITIES

    The Company intends to continue to develop the Existing Owned Resorts; however, continued development of its resorts places substantial demands on the Company's liquidity and capital resources, as well as on its personnel and administrative capabilities. Risks associated with the Company's development and construction activities include the following: construction costs or delays at a property may exceed original estimates, possibly making the development uneconomical or unprofitable; sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and financing may be unavailable or may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property. There can be no assurance the Company will have the liquidity and capital resources to develop and expand the Existing Owned Resorts.

    In addition, the Company's development and construction activities, as well as its ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Such laws and difficulties in obtaining, or failing to obtain, the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of the Company's projects. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where the Company's projects are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Owned Resorts.

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

COSTS OF COMPLIANCE WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS

    A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although the Company believes the Existing Owned Resorts are substantially in compliance with laws governing the accessibility of its facilities to disabled persons, the Company will incur additional costs of complying with such laws. Additional federal, state, and local legislation may impose further burdens or restrictions on the Company, the Clubs, or the Management Clubs at the Existing Owned Resorts or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company's results of operations, liquidity, and financial position, such costs could be substantial.

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

POSSIBLE ENVIRONMENTAL LIABILITIES

    Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2000 by independent environmental consultants for all of the Existing Owned Resorts owned by the Company. The reports did not reveal, nor is the Company aware of, any environmental liability that would have a material adverse effect on the Company's results of operations, liquidity, or financial position. No assurance, however, can be given that these reports reveal all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

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

DEPENDENCE ON VACATION INTERVAL EXCHANGE NETWORKS; POSSIBLE INABILITY TO QUALIFY RESORTS

    The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Existing Owned Resorts, except Oak N' Spruce Resort, are currently qualified for participation in the RCI exchange network. Oak N' Spruce Resort is currently under contract with another exchange network provider, Interval International. However, no assurance can be given that the Company will continue to be able to qualify such resorts or any other future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if the Company's resorts are not accepted as exchanges for other desirable resorts, the Company's sales of Vacation Intervals could be materially adversely affected.

RESALE MARKET FOR VACATION INTERVALS

    Based on its experience at the Existing Owned Resorts, the Company believes the market for resale of Vacation Intervals by the owners of such intervals is very limited and that resale prices are substantially below their original purchase price. This may make ownership of Vacation Intervals less attractive to prospective buyers. Also, attempts by buyers to resell their Vacation Intervals compete with sales of Vacation Intervals by the Company. While Vacation Interval resale clearing houses or brokers do not currently have a material impact, if the secondary market for Vacation Intervals were to become more organized and liquid, the availability of resale intervals at lower prices could materially adversely affect the prices and number of sales of new Vacation Intervals by the Company.

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

    The New Indenture pertaining to the exchanged senior subordinated notes permits the Company to incur additional indebtedness, including indebtedness secured by the Company's customer notes receivable. Accordingly, to the extent customer notes receivable of the Company increase and the Company has sufficient credit facilities available to it, the Company may be able to borrow additional funds. The New Indenture pertaining to the exchanged senior subordinated notes also permits the Company to borrow additional funds in order to finance development of the Company's resorts. Future construction loans will likely result in liens against the respective properties.

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

POSSIBLE LOSS OF CONTROL OVER CLUBS

    Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Owned Resorts on a collective basis. The consolidation of resort operations through the Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts.

    The Company currently has the right to unilaterally appoint the board of directors or governors of the Clubs until the respective control periods have expired (typically triggered by the percentage of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law. Thereafter, the bylaws of certain of the Clubs require that a majority of the members of the board of directors or governors of the Club be owners of Vacation Intervals of that resort. The loss of control of the board of directors or governors of a Club could result in the Company being unable to unilaterally cause the renewal of the collective Management Agreement with that Club when it expires in 2010.

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

ACCELERATION OF DEFERRED TAXES

    While the Company reports sales of Vacation Intervals as income for financial reporting purposes, for federal income tax purposes the Company reports substantially all Vacation Interval sales on the installment method. Under the installment method, the Company recognizes income for federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. The Company's December 31, 2001 liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $96.6 million, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $116.0 million at December 31, 2001), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. In addition, the net deferred tax benefit is fully-reserved at December 31, 2001. If the Company should sell the installment notes or be required to factor them or if the notes were foreclosed on by a lender of the Company or otherwise disposed of, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. There can be no assurance that the Company would have sufficient cash resources to pay those taxes and interest. Furthermore, if the Company's sales of Vacation Intervals should decrease in the future, the Company's diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

ALTERNATIVE MINIMUM TAXES

    For purposes of computing the 20% alternative minimum tax imposed under
Section 55 of the Code ("AMT") on the Company's alternative minimum taxable income ("AMTI"), the installment sale method is generally not allowed. The Code requires an adjustment to the Company's AMTI for a portion of the Company's adjusted current earnings ("ACE"). The Company's ACE must be computed without application of the installment sale method. Prior to 1997, the Company used the installment method for the calculation of ACE for federal alternative minimum tax purposes. In 1998, the Company received a ruling from the Internal Revenue Service granting the Company's request for permission to change to the accrual method for this computation effective January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9 million, which resulted in the Company paying substantial additional federal and state taxes in those years. As a result of this change, the Company paid $641,000, $4.9 million, and $4.3 million of federal alternative minimum tax for 1997, 1998, and 1999, respectively. Due to losses incurred in 2000, the Company received refunds totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. However, as of December 31, 2000, a limitation imposed by
Section 172(b) of the Code limited the carryback of corporate net operating losses to 90% of the preceding two years. Hence, credits for prior years' minimum tax liabilities of $641,000 for 1997, $494,000 for 1998, and $428,000
for 1999 were not refunded until the limitation was lifted in 2002.

    As a result of the use of the accrual method in computing the Company's alternative minimum tax liability and other specifics regarding such computation, the Company anticipates that it will have an alternative minimum tax liability. Due to the Exchange Offer previously described, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") has occurred. The ownership change may limit the use of the Company's minimum tax credit, described above, as provided in Section 383 of the Code. Under Section 383, the amount of the excess credits which exist as of the date of the ownership change can be used to offset the Company's tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of the taxable income of the Company as does not exceed the Section 382 limitation for such post-change year to the extent available after the application of Sections 382 and 383(b) and (c). Additionally, there can be no assurance that additional "ownership changes" within the meaning of Section 382(g) of the Code will not occur in the future.

LIMITATIONS ON USE OF CARRYOVERS FROM OWNERSHIP CHANGE

    The Company had net operating loss carryforwards of approximately $266.1 million at December 31, 2001, for regular federal income tax purposes, related primarily to the deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of net operating losses under
Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of a net operating loss by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. As described above, the Exchange Offer resulted in an ownership change within the meaning of
Section 382(g) of the Code. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. Additionally, there can be no assurance that additional "ownership changes" within the meaning of Section 382(g) of the Code will not occur in the future.

    There can be no assurance that the limitations of Section 382 will not limit or deny the future utilization of the net operating loss by the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following a change in ownership as described above. Moreover, when such an ownership change occurs, Section 383 of the Code may also limit or deny the future utilization of certain carryover excess credits, including any unused minimum tax credit attributable to payment of alternative minimum taxes, as described above.

    Accordingly, there can be no assurance that these additional limitations will not limit or deny the future utilization of any net operating loss and/or excess tax credits of the Company, resulting in the Company paying substantial additional federal and state taxes and interest for any periods following applicable changes in ownership as described above.

TAX RE-CLASSIFICATION OF INDEPENDENT CONTRACTORS AND RESULTING TAX LIABILITY

    Although all on-site sales personnel are treated as employees of the Company for payroll tax purposes, the Company does have independent contractor agreements with certain sales and marketing persons or entities. The Company has not treated these independent contractors as employees; accordingly, the Company does not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees of the Company, rather than as independent contractors, and hold the Company liable for back payroll taxes, such action may have a material adverse effect on the Company's results of operations, liquidity and financial position.

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

    CERTAIN ALLEGED CLASS ACTION CLAIMS. In September 1999, an action was commenced against the Company by various named Plaintiffs who brought the action on behalf of themselves and on behalf of a purported class of plaintiffs made up of persons who purchased Vacation Intervals from the Company between 1995 and 1999. The case was filed in federal court in reliance upon alleged violations of the federal truth in lending statutes. The asserted claims involved an alleged inconsistency between the way a certain handling and recording fee was described in the contract signed by each alleged class member and the form of the settlement statement utilized by the Company to close the sales. While the Company believes that the case was without merit and that it would have been successful in defending the action in court, the Company determined that it would be less expensive to settle the matter than to defend it. The Company and the named Plaintiffs settled the claim through mediation. The settlement was later approved by the court. Except for the costs of setting aside sales of approximately fifteen Vacation Intervals and a $75,000 lump sum payment to named Plaintiffs, the Company paid no money; however, the Company did agree to certification of a class so that it could receive a release in a form which bound the entire class concerning the allegations raised in the complaint. The Company believes that the value of the recovered Vacation Intervals essentially offset the payments made to the twenty-seven named Plaintiffs. Additionally, the Company granted upgrade credits ranging from $20 to $350 per Vacation Interval to class members to upgrade their Vacation Interval to a higher price interval. The upgrade credits may not be used for any other purpose and are non-transferable, non-assignable and expire if unused in 2002. The Company also paid the legal fees of the counsel for the named Plaintiffs in an amount of approximately $514,000.

    A second purported class action suit was filed against the Company in March 2000 by various Named Plaintiffs who brought the action on behalf of themselves and on behalf of a purported class of Plaintiffs made up of persons who owned a Vacation Interval, with Bonus Time Privileges. The Plaintiffs asserted various claims against the Company based primarily on the Company's sale of Vacation Intervals with Bonus Time Program benefits. The Plaintiffs asserted there were various misrepresentations regarding the limitations on the use of the Bonus Time, as well as other similar allegations. The Company believes it had substantial defenses to the claims asserted by the Plaintiffs and had made more than adequate written disclosures as well as signed acknowledgments from each purported class member regarding the limitations of the Bonus Time Program, which would have prevented any recovery under the various theories relied upon. In addition, the Company believes that the court would not have certified the case as a class action because there were too many fact issues applicable to each putative class member. The case was successfully submitted to mediation and a Mediation Settlement Agreement and Memorandum of Understanding was signed by the parties. This out of court settlement was subsequently approved by the court. All members of the class, including the Named Plaintiffs, released the Company and the Silverleaf Club from any and all claims they held in regards to the suit. In return, the Company and Silverleaf Club released the Named Plaintiffs, and Silverleaf Club provided all Class Members with one Preferred Guest Reservation Certificate. These Certificates allow the holder to receive a five night and six day reservation (Sunday through Thursday and during white or blue color times only) at one of the Company's resorts during a four year period, so long as the holder is current on their dues and note payable obligations. Each Certificate is guaranteed by the Company but only to the extent of $100 per Certificate if the reservation cannot be fulfilled. In addition to the Certificates the Company and the Silverleaf Club, agreed to make various changes to its sales, operating and marketing procedures, including changes to its Bonus Time Program which the Company implemented in 2001. As part of the settlement, the Company also paid the Class Representatives $8,000 for each time share week owned for a total of $120,000 and set aside fifteen Vacation Interval sales to the Class Representatives. Finally, in order to facilitate a prompt conclusion to this matter on grounds deemed to be favorable, the Company paid $1,000,000 in attorneys fees, plus court costs. The Company also paid Plaintiff's counsel $30,000 for all expenses.

    An additional purported class action was filed against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs allege that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants and Conditions of the Resort. The Plaintiffs also claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. The Petition asserts Texas class action allegations and alleges actual damages in the amount of $34,536,505 plus consequential damages in an unspecified amount and all attorneys' fees, expenses and costs. A hearing on the Plaintiffs' request for class certification will be held in November 2002.

The Company intends to vigorously defend against the Plaintiffs' claims and believes it has valid defenses to the claims. Discovery with regard to the Plaintiffs' claims is ongoing. Based upon the Company's understanding of the Plaintiffs' claims, the Company believes the outcome of this litigation will not have a material adverse effect on the Company's operations or financial condition.

    A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Company was served with this action via U. S. Mail and first received a copy of the Plaintiff's original petition on or about March 5, 2002. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the $275.00 document preparation fee and treble damages for a total of $1,100.00, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company has not yet determined the merits of the case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low closing prices of the Company's Common Stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. Prices for the Common Stock are closing prices on the NYSE through June 2001 and closing bid prices on the Pink Sheets after that date.

                                                         HIGH           LOW
                                                     -----------     ---------
Year Ended December 31, 1999:
First Quarter..................................      $     10.25     $    6.38
Second Quarter ................................             8.56          6.44
Third Quarter..................................             8.88          6.06
Fourth Quarter.................................             7.50          5.69

Year Ended December 31, 2000:
First Quarter..................................      $      7.19     $    4.00
Second Quarter ................................             4.94          2.69
Third Quarter..................................             4.06          2.69
Fourth Quarter.................................             3.88          2.50

Year Ended December 31, 2001:
First Quarter..................................      $      3.88     $     .89
Second Quarter ................................             1.01           .35
Third Quarter..................................              .65           .22
Fourth Quarter.................................              .30           .06

Year Ended December 31, 2002:
First Quarter..................................      $       .39     $     .07
Second Quarter.................................              .52           .19
Third Quarter..................................              .45           .23

    The Company's Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The Common Stock has been quoted since then on the Electronic Quotation Service of Pink Sheets LLC under the symbol "SVLF." Because of the various uncertainties related to the Company's future prospects, it is unlikely that an active public trading market will develop for the Common Stock in the foreseeable future and the Common Stock may be illiquid or experience significant price and volume volatility. As a part of the May 2, 2002 Exchange Offer, the Company agreed to use its reasonable efforts to obtain a listing of the Common Stock on the OTC Bulletin Board as soon as practicable after the closing of the Exchange Offer.

DIVIDEND POLICY

    The Company is, and will continue to be, restricted from paying dividends and, therefore, does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors that the Company's Board of Directors deems relevant.

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

                                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                              1997           1998          1999           2000             2001
                                                           ----------    -----------   -----------   ------------     ------------
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales ..............................   $   68,820    $   134,413   $   192,767   $    234,781     $    139,359
  Sampler sales ........................................        1,176          1,356         1,665          3,574            3,904
                                                           ----------    -----------   -----------   ------------     ------------

    Total sales ........................................       69,996        135,769       194,432        238,355          143,263

  Interest income ......................................        9,396         16,885        28,271         37,807           41,220
  Management fee income ................................        2,331          2,540         2,811            462            2,516
  Other income .........................................        3,234          3,214         4,929          4,912            4,334
  Gain on sale of notes receivable .....................           --             --            --          4,299               --
                                                           ----------    -----------   -----------   ------------     ------------
    Total revenues .....................................       84,957        158,408       230,443        285,835          191,333
                                                           ----------    -----------   -----------   ------------     ------------

Costs and Operating Expenses:
  Cost of Vacation Interval sales ......................        6,498         19,841        30,576         59,169           27,377
  Sales and marketing ..................................       30,481         66,581       101,823        125,456           78,597
  Provision for uncollectible notes ....................       10,447         16,205        19,441        108,751           30,311
  Operating, general and administrative ................       12,222         17,187        27,263         36,879           35,435
  Depreciation and amortization ........................        1,501          3,442         5,692          7,537            6,463
  Interest expense and lender fees .....................        4,333          6,961        16,847         32,750           35,016
  Impairment loss of long-lived assets .................           --             --            --          6,320            5,442
  Write-off of affiliate receivable ....................           --             --            --          7,499               --
                                                           ----------    -----------   -----------   ------------     ------------

    Total costs and operating expenses .................       65,482        130,217       201,642        384,361          218,641
                                                           ----------    -----------   -----------   ------------     ------------

Income (loss) before provision (benefit) for income
   taxes and extraordinary item ........................       19,475         28,191        28,801        (98,526)         (27,308)
Provision (benefit) for income taxes ...................        7,206         10,810        11,090        (36,521)             (99)
                                                           ----------    -----------   -----------   ------------     ------------
Income (loss) before extraordinary item ................       12,269         17,381        17,711        (62,005)         (27,209)
Extraordinary gain on extinguishment of debt (net of
   income taxes of $1,330) .............................           --             --            --          2,125               --
                                                           ----------    -----------   -----------   ------------     ------------

Net income (loss) ......................................   $   12,269    $    17,381   $    17,711   $    (59,880)    $    (27,209)
                                                           ==========    ===========   ===========   ============     ============

Earnings (loss) per share -- Basic and Diluted (a)
Income (loss) before extraordinary item ................   $     1.26    $      1.38   $      1.37   $      (4.81)    $      (2.11)
Extraordinary item .....................................           --             --            --            .16               --
                                                           ----------    -----------   -----------   ------------     ------------
Net income (loss) per share -- Basic and Diluted (a) ...   $     1.26    $      1.38   $      1.37   $      (4.65)    $      (2.11)
                                                           ==========    ===========   ===========   ============     ============


Weighted average number of shares
  outstanding -- Basic .................................    9,767,407     12,633,751    12,889,417     12,889,417       12,889,417
                                                           ==========    ===========   ===========   ============     ============
Weighted average number of shares
  outstanding -- Diluted ...............................    9,816,819     12,682,982    12,890,044     12,889,417       12,889,417
                                                           ==========    ===========   ===========   ============     ============


                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1997         1998         1999         2000         2001
                                                     --------     --------     --------     --------     --------
(DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents .....................    $  4,970     $ 11,355     $  4,814     $  6,800     $  6,204
  Amounts due from affiliates ...................       1,389        4,115        6,596          671        2,234
  Total assets ..................................     156,312      311,895      477,942      467,614      458,100
  Amounts due to affiliates .....................          --           --           --        3,285          565
  Notes payable and capital lease obligations ...      48,559       57,752      194,468      270,597      294,456
  Senior subordinated notes .....................          --       75,000       75,000       66,700       66,700
  Total liabilities .............................      73,171      171,590      319,926      369,478      387,173
  Shareholders' equity ..........................      83,141      140,305      158,016       98,136       70,927

                                                                                   DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                             1997           1998           1999           2000             2001
                                                          ----------     ----------     ----------     ----------      ----------
                                                                                  (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  Adjusted EBITDA(b)                                      $   25,309     $   38,594     $   51,340     $  (51,919)     $   19,613
OTHER OPERATING DATA:
  Number of Existing Owned Resorts at period end                  10             18             18             19              19
  Number of Vacation Intervals sold (excluding
    Upgrades)(c)                                               6,592         13,046         15,996         16,216           9,741
  Number of in house Vacation Intervals sold                   3,908          6,817         11,400         16,112          10,576
  Number of Vacation Intervals in inventory                   10,931         14,453         17,073         15,554          20,913
  Average price of Vacation Intervals sold (excluding
    Upgrades)(c)(d)                                       $    7,854     $    8,042     $    8,901     $    9,768      $    9,688
  Average price of upgraded Vacation Intervals sold
    (net of exchanged interval)                           $    4,326     $    4,396     $    4,420     $    4,741      $    4,254

----------

(a) Earnings (loss) per share is based on the weighted average number of shares outstanding.

(b) Adjusted EBITDA represents income (loss) from operations before interest expense, income taxes and depreciation and amortization and impairment loss of long lived assets. Adjusted EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, Adjusted EBITDA should not be construed as an alternative to net income (loss) as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, Adjusted EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting Adjusted EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income (loss) and cash flows from operating activities (determined in accordance with generally accepted accounting principles). The following table reconciles EBITDA to net income (loss):

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                         1997        1998       1999         2000          2001
                                                       -------     -------     -------     --------      --------
                                                                          (DOLLARS IN THOUSANDS)
Net income (loss) before extraordinary item ......     $12,269     $17,381     $17,711     $(62,005)     $(27,209)
Depreciation and amortization ....................       1,501       3,442       5,692        7,537         6,463
Interest expense and lender fees .................       4,333       6,961      16,847       32,750        35,016
Impairment loss of long-lived assets .............          --          --          --        6,320         5,442
Provision (benefit) for income taxes .............       7,206      10,810      11,090      (36,521)          (99)
                                                       -------     -------     -------     --------      --------
EBITDA ...........................................     $25,309     $38,594     $51,340     $(51,919)     $ 19,613
                                                       =======     =======     =======     ========      ========

(c) Vacation Intervals sold during the years ended December 31, 1997, 1998, 1999, 2000, and 2001, include 1,517 biennial intervals (counted as 759 annual Vacation Intervals), 3,860 biennial intervals (counted as 1,930 annual Vacation Intervals), 5,936 biennial intervals (counted as 2,968 annual Vacation Intervals), 6,230 biennial intervals (counted as 3,115 annual Vacation Intervals), and 3,061 biennial intervals (counted as 1,531 annual Vacation Intervals), respectively.

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

CLOSING OF EXCHANGE OFFER AND DEBT RESTRUCTURING

     On May 2, 2002, the Company completed an exchange offer (the "Exchange Offer") commenced on March 15, 2002 regarding its 10 1/2% senior subordinated notes due 2008 (the "Old Notes"). A total of $56,934,000 in principal amount of the Company's Old Notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 ("Exchange Notes") and 23,937,489 shares of the Company's common stock representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. As a result of the exchange, the Company recorded a pre-tax extraordinary gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and will receive a further cash payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's Old Notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company paid all past due interest to non-tendering holders of its Old Notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes which occurred in May 2001 was rescinded, and the original maturity date in 2008 for the Old Notes was reinstated. Past due interest paid to nontendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued was also consensually amended as a part of the Exchange Offer.

     The Company also completed amendments to its credit facilities with its principal senior lenders as well as amendments to a $100 million conduit facility through its SPE. Finalization of the Exchange Offer and the amendment of its principal credit facilities marks the completion of the Company's debt restructuring announced on March 15, 2002, which was necessitated by severe liquidity problems first announced by the Company on February 27, 2001. As a part of the debt restructuring, the Company's noteholders and senior lenders waived all previously declared events of default.

CRITICAL ACCOUNTING POLICIES

     The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations.

     The Company recognizes Vacation Interval sales revenues on the accrual method in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition." A sale is recognized after a binding sales contract has been executed, the buyer's price is fixed, the buyer has made a down payment of at least 10%, the statutory rescission period has expired, and collectibility is reasonably assured. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

     Sales of notes receivable from the Company to a wholly-owned SPE that meet certain underwriting criteria occur on a periodic basis. The Company allocates the carrying amount between assets sold and retained interest based on their relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%, agent fee - 2%, and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     The provision for uncollectible notes is recorded in an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, the Company projects future cancellations related to each sales year by using historical cancellations experience.

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

     The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item: credit losses, customer returns (cancellations of sales whereby the customer fails to make the first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases are classified in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively. Beginning in 2001, the Company ceased allocating a portion of the provision to operating, general and administrative expenses.

     Inventories are stated at the lower of cost or net realizable value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management periodically reviews the carrying value of its inventory on an individual project basis to determine that the carrying value does not exceed market value.

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

     The Company recognizes interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. The Company reserves 75% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 25% for notes that are one payment late, and 10% for all current notes.

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

     Under the Exchange Offer that was closed on May 2, 2002, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. Under the terms of the Exchange Offer, tendering holders received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the 10 1/2% notes which occurred in May 2001 has been rescinded, and the original maturity date in 2008 for the 10 1/2% notes has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consensually amended as a part of the Exchange Offer.

     Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, and an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. However, such results cannot be assured.

     Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2001 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

     Assuming that the Company's financial performance in future periods improves substantially as projected in its business model, the Company believes it will have adequate financing to operate for the two-year revolving term of the proposed financing with the senior lenders. At that time, management will be required to replace or renegotiate the revolving arrangements subject to availability.

     Realization of inventory is dependent upon execution of management's long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management's ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

     SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 1999, 2000, and 2001, the Company's operating activities reflected net cash used in operating activities of $121.0 million, $62.2 million, and $23.9 million, respectively. In 2001, cash used in operating activities decreased compared to 2000 as a result of a decrease in notes receivable financed and income tax refunds received during the year. The decrease in cash used in operating activities in 2000 compared to 1999 is primarily the result of $62.9 million in proceeds from sales of notes receivable.

     Net cash provided by financing activities for the years ended December 31, 1999, 2000, and 2001 was $124.9 million, $67.2 million, and $24.9 million, respectively. In 2001, the decrease in cash provided by financing activities compared to 2000 is primarily the result of a $93.3 million decrease in borrowings against pledged notes receivable, offset by a $51.0 million decrease in payments on borrowings against pledged notes receivable. During 2000, the decrease in cash provided by financing activities compared to 1999 was primarily due to increased payments on borrowings against pledged notes receivable resulting from funds received from sales of notes receivable to the SPE. At December 31, 2001, the Company's revolving credit facilities provided for loans of up to $289.8 million, of which approximately $287.2 million of principal and interest related to advances under the credit facilities was outstanding. For the year ended December 31, 2001, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 8.1%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on the second anniversary date of the amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74 million of notes receivable to the SPE, which the Company services for a fee. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE.

     At December 31, 2001, the SPE held notes receivable totaling $50.4 million, with related borrowings of $43.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $5.3 million at December 31, 2001.

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

     Due to the Exchange Offer described in Footnote 3 of the financial statements, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") has occurred. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit the use of the Company's minimum tax credit, described above, as provided in Section 383 of the Code.

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

     USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. Net cash used in investing activities for the years ended December 31, 1999, 2000, and 2001 was $10.5 million, $3.1 million, and $1.6 million, respectively. In 2001 and 2000, the cash used in investing activities decreased compared to 2000 and 1999, respectively, due to reduced purchases of property and equipment. In 1999, cash used in investing activities included proceeds from property sales, offset by investments in a new central telemarketing facility and related automated dialers and computer equipment, and investments in undeveloped land, including $1.5 million of undeveloped land near The Villages Resort in Tyler, Texas, $500,000 of undeveloped land near Holiday Hills Resort in Branson, Missouri, and $805,000 of undeveloped land near Fox River Resort in Sheridan, Illinois. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 2001, the Company had construction commitments of approximately $7.8 million. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                                YEARS ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1999        2000        2001
                                                             ------      ------      ------
As a percentage of total revenues:
  Vacation Interval sales ..............................       83.7%       82.1%       72.8%
  Sampler sales ........................................        0.7         1.3         2.1
                                                             ------      ------      ------
          Total sales ..................................       84.4        83.4        74.9
  Interest income ......................................       12.3        13.2        21.5
  Management fee income ................................        1.2         0.2         1.3
  Other income .........................................        2.1         1.7         2.3
  Gain on sale of notes receivable .....................         --         1.5          --
                                                             ------      ------      ------
          Total revenues ...............................      100.0%      100.0%      100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales ......................       15.9%       25.2%       19.6%
  Provision for uncollectible notes ....................       10.1        46.3        21.8%
As a percentage of total sales:
  Sales and marketing ..................................       52.4%       52.6%       54.9%
As a percentage of total revenues:
  Operating, general and administrative ................       11.8%       12.9%       18.5%
  Depreciation and amortization ........................        2.5         2.6         3.4
  Impairment loss of long-lived assets .................         --         2.2         2.8
  Write-off of affiliate receivable ....................         --         2.6          --
  Total costs and operating expenses ...................       87.5       134.5       114.3%
As a percentage of interest income:
  Interest expense and lender fees .....................       59.6%       86.6%       84.9%

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
2000

Revenues

     Revenues in 2001 were $191.3 million, representing a $94.5 million, or 33.1%, decrease compared to revenues of $285.8 million for the year ended December 31, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient secured financing to sell at rates substantially reduced from 1999 and 2000 levels.

     As a result, Vacation Intervals sales decreased $95.4 million to $139.4 million, down from $234.8 million in 2000. For the year ended December 31, 2001, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 39.9% to 9,741 from 16,216 in 2000; and the average price per interval remained fairly unchanged at $9,688 versus $9,768 in the same period of 2000. Total interval sales for 2001 included 3,061 biennial intervals (counted as 1,531 Vacation Intervals) compared to 6,230 biennial intervals (counted as 3,115 Vacation Intervals) in 2000. During 2001, 10,576 in-house Vacation Intervals were sold at an average price of $4,254, compared to 16,112 in-house Vacation Intervals sold at an average price of $4,741 during the year ended December 31, 2000.

     Sampler sales increased to $3.9 million in 2001 compared to $3.6 million in 2000. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2001 compared to 2000. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2001 relate to 2000 sales.

     Interest income increased 9.0% to $41.2 million for the year ended December 31, 2001 from $37.8 million for 2000. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, in 2001 compared to 2000.

     Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income increased $2.1 million for the year ended December 31, 2001 versus the same period of 2000, due primarily to decreased operating expenses at the management clubs in 2001 versus 2000.

     Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $578,000 to $4.3 million for the year ended December 31, 2001, compared to $4.9 million for the year ended December 31, 2000. The decrease relates to a $317,000 gain associated with the sale of land recognized in the third quarter of 2000 and to the discontinuance of condominium rentals.

     Gain on sale of notes receivable was $0 for the year ended December 31, 2001, compared to $4.3 million in 2000, which resulted from the sale of $74 million of notes receivable to a special purpose entity ("SPE") in the fourth quarter of 2000.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales decreased to 19.6% in 2001 from 25.2% in 2000. Due to liquidity concerns experienced in the fourth quarter of 2000, the Company reduced its future sales plan for most resorts and discontinued its efforts to sell Crown intervals. As a result, the Company recorded an inventory write-down of $15.5 million based on a lower of cost or market assessment and wrote-off $3.1 million of unsold Crown inventory intervals in 2000. Excluding these items, cost of sales as a percentage of sales increased as the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval.

Sales and Marketing

     Sales and marketing costs as a percentage of total sales increased to 54.9% for the year ended December 31, 2001, from 52.6% for 2000. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite the cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales and $2.0 million of nonrecurring transition costs associated with these changes.

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

Provision for Uncollectible Notes

     The provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 21.8% for the year ended December 31, 2001 from 46.3% for 2000. This decrease is primarily attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in 2000.

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

Operating, General and Administrative

     The Company substantially reduced its employee headcount in 2001 to align its salary expense with its reduced sales levels. However, total operating, general and administrative expenses as a percentage of total revenues increased to 18.5% in 2001 from 12.9% in 2000. Even though certain operating, general and administrative expenses were reduced as part of the Company's downsizing efforts in 2001, total operating, general and administrative expense only decreased by $1.4 million for the year ended December 31, 2001, as compared to 2000. This was due primarily to (i) $4.0 million of professional fees for financial consulting and legal fees of the Company and certain of its principal creditors incurred in 2001 associated with the restructuring of the Company's debt, and (ii) $1.2 million in auditing fees incurred in 2001.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues increased to 3.4% in 2001 from 2.6% in 2000, due to the decrease in revenues. Overall, depreciation and amortization expense decreased $1.1 million for the year ended December 31, 2001, as compared to 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

     The Company recognized an impairment loss of long-lived assets of $5.4 million in 2001, compared to $6.3 million in 2000. The 2001 impairment loss primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers, a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs, a $230,000 loss related to the renegotiation and transfer of a capital lease to Silverleaf Club, and a $2.3 million impairment to write-down both corporate planes to their estimated sales prices.

     Due to liquidity concerns experienced in the fourth quarter of 2000, the Company was required to abandon plans to develop two resorts already in predevelopment status, place one resort in predevelopment status on hold, and abandon plans to sell at the Crown resorts. As a result, the Company recorded an impairment of $5.4 million to write-down land to its estimated fair value and land held for sale to its estimated sales price less estimated disposal costs. Due to its decision to discontinue sales efforts of Crown intervals, the Company also wrote-off $922,000 of intangible assets, originally recorded with the acquisition of Crown resorts in May 1998, which management believes are not recoverable under its new business model.

Interest Expense

     Interest expense as a percentage of interest income remained relatively flat at 84.9% for the year ended December 31, 2001, compared to 86.6% for the year ended December 31, 2000. In 2001, the Company incurred $3.3 million of costs related to restructuring the Company's debt, which offset the decrease in the Company's weighted average cost of borrowing from 9.6% in 2000 to 8.1% in 2001.

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

Loss before Benefit for Income Taxes and Extraordinary Item

     Loss before benefit for income taxes and extraordinary item was a loss of $27.3 million for the year ended December 31, 2001, as compared to a loss of $98.5 million for the year ended December 31, 2000, as a result of the aforementioned operating results.

Benefit for Income Taxes

     Benefit for income taxes as a percentage of loss before benefit for income taxes and extraordinary item was 0.3% for the year ended December 31, 2001, as compared to 37.1% for 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefit being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

     There were no extraordinary items during the year ended December 31, 2001. The Company recognized an extraordinary gain of $2.1 million, net of income tax of $1.3 million, related to the early extinguishment of $8.3 million of 10 1/2% senior subordinated notes during the year ended December 31, 2000.

Net Loss

     Net loss was $27.2 million for the year ended December 31, 2001, as compared to $59.9 million for the year ended December 31, 2000, as a result of the aforementioned operating results.

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

     In 2000, the number of Vacation Intervals sold, exclusive of upgraded Vacation Intervals, increased 1.4% to 16,216 from 15,996 in 1999; the average price per interval increased 9.7% to $9,768 from $8,901. Total interval sales for 2000 included 6,230 biennial intervals (counted as 3,115 Vacation Intervals) compared to 5,936 biennial intervals (counted as 2,968 Vacation Intervals) in 1999. The Company also experienced increased sales of upgraded intervals through the continued implementation of marketing and sales programs focused on selling upgraded intervals to the Company's existing Vacation Interval owners. In 2000, the number of upgraded Vacation Intervals sold was 16,112 at an average price of $4,741 compared to 11,400 upgraded Vacation Intervals sold in 1999 at an average price of $4,420. In addition, Vacation Interval sales at Existing Owned Resorts increased as a result of enhanced telemarketing capacity, arising from investments in computer and automated dialing technology.

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

Impairment Loss of Long-Lived Assets

     Due to liquidity concerns experienced in the fourth quarter of 2000, the Company was required to abandon plans to develop two resorts already in predevelopment status, place one resort in predevelopment status on hold, and abandon plans to sell at the Crown resorts. As a result, the Company recorded an impairment of $5.4 million to write-down land to its estimated fair value and land held for sale to its estimated sales price less estimated disposal costs. Due to its decision to discontinue sales efforts of Crown intervals, the Company also wrote-off $922,000 of intangible assets, originally recorded with the acquisition of Crown resorts in May 1998, which management believes are not recoverable under its new business model.

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

Provision (Benefit) for Income Taxes

     Provision (benefit) for income taxes as a percentage of income (loss) before provision (benefit) for income taxes and extraordinary item was 37.1% in 2000 versus 38.5% in 1999. The decrease in effective income tax rate was primarily the result of permanent differences in 2000 lowering the benefit recognized from losses incurred.

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

FUTURE CASH PAYMENTS

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes, including acceleration of loans in default, are as follows at December 31, 2001 (in thousands):

2002................................................................            $   356,075
2003................................................................                  1,620
2004................................................................                  1,493
2005................................................................                    635
2006................................................................                    436
Thereafter..........................................................                    897
                                                                                -----------
          Total.....................................................            $   361,156
                                                                                ===========

     Considering the debt restructuring completed in May 2002, principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2001 (in thousands):

2002................................................................            $   123,063
2003................................................................                 64,545
2004................................................................                 56,280
2005................................................................                 48,834
2006................................................................                 48,060
Thereafter..........................................................                 20,374
                                                                                -----------
          Total.....................................................            $   361,156
                                                                                ===========

     The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2001 (in thousands):

                                                                                   CAPITAL     OPERATING
                                                                                   LEASES        LEASES
                                                                                  ---------    -----------
2002.................................................................             $   3,172    $     2,083
2003.................................................................                 1,399          1,889
2004.................................................................                 1,201          1,542
2005.................................................................                   238          1,443
2006.................................................................                     3          1,409
Thereafter...........................................................                    --          3,300
                                                                                  ---------    -----------
Total minimum future lease payments..................................                 6,013    $    11,666
                                                                                               ===========
Less amounts representing interest...................................                  (793)
                                                                                  ---------
Present value of future minimum lease payments.......................             $   5,220
                                                                                  =========


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

     SFAS No. 145 - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify its extraordinary gains to ordinary.

     SFAS No. 146 - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective after fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 will not have any immediate impact on the Company's results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of and for the year ended December 31, 2001, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $286 million at December 31, 2001, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at December 31, 2001, on the Company's annual results of operations would be approximately $2.9 million. In addition, if interest rates increase, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The information required by this Item 9 is incorporated by reference to the information provided by the Company in its Form 8-K dated June 25, 2002.

                                    PART III

                                   MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AT DECEMBER 31, 2001

     The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2001.

        NAME                        AGE                          POSITION
        ----                        ---                          --------
Robert E. Mead                      55        Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield*                41        Director and President
David T. O'Connor                   59        Executive Vice President -- Sales
Thomas C. Franks**                  48        Executive Vice President-Corporate Affairs
Harry J. White, Jr.                 47        Chief Financial Officer, Treasurer
Larry H. Fritz                      49        Vice President -- Marketing
Michael L. Jones                    35        Vice President -- Information Services
Edward L. Lahart                    37        Vice President -- Corporate Operations
Robert G. Levy                      53        Vice President -- Resort Operations
Darla Cordova                       37        Vice President -- Employee and Marketing Services
Lelori ("Buzz") Marconi             49        Vice President --  Marketing Operations
Sandra G. Cearley                   40        Secretary
James B. Francis, Jr.               53        Director
Michael A. Jenkins*                 59        Director

----------

*  resigned as a director effective May 15, 2002

** resigned as an officer effective December 31, 2001

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

     SHARON K. BRAYFIELD, has served as the President of the Company since 1992 and manages all of the Company's day to day activities. Ms. Brayfield began her career with an affiliated company in 1982 as the Public Relations Director of Ozark Mountain Resort. In 1989, she was promoted to Executive Vice President of Resort Operations for an affiliated company and in 1991 was named Chief Operations Officer of the Company. Ms. Brayfield resigned as a director on May 15, 2002.

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

     THOMAS C. FRANKS was hired in August 1997 as President of a newly-formed, wholly-owned subsidiary of the Company, Silverleaf Resort Acquisitions, Inc. In February 1998, Mr. Franks was named as Vice President--Investor Relations and Government Affairs for the Company, and in October 1998 he was named Executive Vice President--Corporate Affairs. Mr. Franks has more than 17 years of experience in the timeshare industry and is responsible for acquisitions and industry and government relations. Mr. Franks served as the President of ARDA from February 1991 through July 1997. Mr. Franks resigned as an executive officer of the Company effective December 31, 2001.

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

     DARLA CORDOVA, was elected as Vice President -- Employee and Marketing Services in May 2001. Prior to that time, Ms. Cordova served as Controller - Sales and Marketing.

     LELORI ("BUZZ") MARCONI was elected as Vice President -- Marketing Operations in August 2001. Prior to that time, Mr. Marconi served as Call Center Director since 1997.

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

     MICHAEL A. JENKINS, was elected as a Director of the Company in July 1997. In 1971, Mr. Jenkins founded and became the President of Leisure and Recreation Concepts, Inc., which has planned and designed over 850 theme parks, resorts, retail areas, and major attractions worldwide. Mr. Jenkins has more than 35 years in the leisure industry and serves on the Board of Directors of Leisure and Recreation Concepts, Inc. Mr. Jenkins also serves as President of the Dallas Summer Musicals, Inc., and the Broadway Contemporary Series. Mr. Jenkins resigned as a director on May 15, 2002.

RECONSTITUTION OF BOARD OF DIRECTORS AFTER DECEMBER 31, 2001

         The composition of the Company's Board of Directors has changed materially since December 31, 2001. One of the principal conditions of the Exchange Offer consummated on May 2, 2002, was a reconstitution of the Company's existing Board of Directors to add three new independent directors. On May 16, 2002, three new independent directors were added to the Board of Directors in accordance with the terms of the Exchange Offer. Messrs. Mead and Francis remain as two of the Company five directors.

         The three new directors who joined Messrs. Mead and Francis on the Board on May 16, 2002 are:

      NAME                 AGE                    POSITION
      ----                 ---                    --------
J Richard Budd, III        50                     Director
Herbert B. Hirsch          66                     Director
R. Janet Whitmore          47                     Director

         J. RICHARD BUDD III, was elected as a director of the Company in May 2002 under the terms of the Exchange Offer. Since January 2001, Mr. Budd has been a partner in the restructuring advisory firm of Marotta Gund Budd & Dzera, LLC. From 1998 until 2001, Mr. Budd served as an independent advisor to troubled companies and to creditors of troubled companies. From 1996 to 1998 Mr. Budd was Senior Vice President of Metallurg, Inc., an international specialty metals producer. Mr. Budd is also a director of APW, Ltd.

         HERBERT B. HIRSCH, was elected as a director of the Company in May 2002 under the terms of the Exchange Offer. From 1988 to January 2002, Mr. Hirsch served as Senior Vice President and Chief Financial Officer of Mego Financial Corp., a developer and operator of timeshare resort properties.

         R. JANET WHITMORE, was elected a director of the Company in May 2002 under the terms of the Exchange Offer. Ms. Whitmore has provided consulting services to Divi Resorts, a resort and timeshare sales and marketing company in the Caribbean, since 2000. From 1976 to 2000, Ms. Whitmore was employed by Mobil Corporation in various engineering and financial positions, including Controller of Global Petrochemicals and Chief Financial Analyst.

         Additional material changes to the Company's corporate governance structure also occurred on May 16, 2002, including abolition of the executive committee of the Board of Directors and designation of new committee assignments for the Board's other two principal standing committees, the audit committee and the compensation committee.

         Since May 16, 2002, the members of the audit committee have been Ms. Whitmore and Messrs. Budd and Francis. Mr. Budd serves as the chairman of the audit committee.

         The composition of the compensation committee of the Board also changed on May 16, 2002. Ms. Whitmore now serves as chairman of the compensation committee. The other two members of the compensation committee are Messrs. Budd and Hirsch.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual base salary and other annual compensation earned in 1999, 2000 and 2001 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose cash compensation (salary and bonus) exceeded $100,000 (the "Named Executive Officers").


                                                                                                               LONG-TERM
                                                              ANNUAL COMPENSATION($)                          COMPENSATION
                                                              ----------------------                          ------------

                                                                                         OTHER               # OF SECURITIES
    NAME AND PRINCIPAL                                                                   ANNUAL                 UNDERLYING
        POSITION                     YEAR         SALARY(a)            Bonus          COMPENSATION(b)          OPTIONS/SARS
    ------------------               ----         ----------         ----------       ---------------        ---------------
Robert E. Mead, ...............      1999         $  500,011                 --                 --                    --
  Chief Executive Officer            2000         $  499,857                 --                 --                    --
                                     2001         $  500,000                 --                 --                    --

Sharon K. Brayfield, ..........      1999         $  435,004         $   38,321         $  107,806                25,000
  President                          2000         $  435,000         $   74,729                 --                20,000
                                     2001         $  435,000         $    6,525                 --                    --

David T. O'Connor, ............      1999                 --         $   80,259         $1,272,648(c)             50,000
  Executive Vice President -         2000                 --         $  101,916         $1,016,895                    --
  Sales                              2001                 --         $   40,940         $  722,874                    --

Thomas C. Franks(d) ...........      1999         $  368,751         $   31,080                 --                25,000
  Executive Vice President -         2000         $  375,000         $   42,230                 --                20,000
  Corporate Affairs                  2001         $  325,000         $   42,687                 --                    --

Harry J. White, Jr ............      1999         $  210,001                 --                 --                10,000
  Chief Financial Officer,           2000         $  220,000         $   22,994                 --                10,000
  Treasurer                          2001         $  225,000                 --                 --                    --

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

      Effective June 29, 1998, Mr. White entered into an employment agreement with the Company which provides for an annual base salary, currently $250,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time. The agreement provides for severance pay equal to six months of Mr. White's then current salary if his services are terminated at any time for a reason other than good cause.

      Effective May 24, 2001, Ms. Cordova entered into a one-year employment agreement with the Company which provides for an annual base salary of $107,000, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

      Effective May 31, 2001, Mr. Jones entered into a one-year employment agreement with the Company which provides for an annual base salary of $150,000, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

      Effective May 24, 2001, Mr. Lahart entered into a one-year employment agreement with the Company which provides for an annual base salary of $100,000, plus an incentive bonus based on performance, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

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

      The agreements with Ms. Brayfield, Ms. Cordova and Messrs. Jones and Lahart also provide that each employee shall be entitled to severance pay equal to six months of his or her then current salary if his or her services are terminated within a year of a change of control of the Company. A "Change of Control" shall be deemed to have occurred if either (i) Robert E. Mead ceases to own a majority of the issued and outstanding common stock of the Company or (ii) the Company files a petition in a court of bankruptcy or is adjudicated a bankrupt. Each of the agreements also provides that such employees will not (i) influence any employee or independent contractor to terminate its relationship with the Company or (ii) disclose any confidential information of the Company at any time.

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

      OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001. No options were granted to and no options were exercised during 2001 by any of the Named Executive Officers.

OPTIONS/SARS EXERCISES AND DECEMBER 31, 2001 YEAR-END VALUE TABLE.

                                                             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                               SHARES                            OPTIONS/SARS AT          MONEY OPTIONS/SARS AT FISCAL
                             ACQUIRED ON                      FISCAL YEAR-END(#)(a)              YEAR-END($)(a)
                              EXERCISE         VALUE      ----------------------------    ----------------------------
           NAME                  (#)        REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
           ----              -----------    -----------   -----------    -------------    -----------    -------------
Robert E. Mead...........        --             --                --             --            --              --
Sharon K. Brayfield......        --             --           111,250         58,750            --              --
David T. O'Connor........        --             --           300,000         50,000            --              --
Thomas C. Franks(b)......        --             --           136,250         33,750            --              --
Harry J. White, Jr.......        --             --            45,000         25,000            --              --

----------

  (a) The Unexercised Options of the Named Executive Officers were not in-the-money at fiscal year end; therefore, the options had no value as of December 31, 2001.

  (b)  As of January 1, 2002, Mr. Franks is no longer employed by the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth in the following table is the beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares, (ii) each current director and the five executive officers of the Company named under the table titled "Executive Compensation" and (iii) all directors and executive officers as a group.

                                                                                                            PERCENT        PERCENT
                                                                                                               OF            OF
                                                                                               SHARES     CLASS PRIOR   CLASS AFTER
                                                                                            BENEFICIALLY  TO EXCHANGE     EXCHANGE
          NAME OF BENEFICIAL OWNER(a)                           POSITION                        OWNED       OFFER(b)      OFFER(b)
          ---------------------------                           --------                    ------------  -----------   -----------
Robert E. Mead(c)................................   Chairman of the Board and Chief           7,250,100         56.25       19.69
                                                    Executive Officer
Sharon K. Brayfield (c)(d).......................   President and Director                      197,767          1.52           *
David T. O'Connor (c)(e).........................   Executive Vice President -- Sales           300,000          2.32           *
Harry J. White, Jr. (c)(f).......................   Chief Financial Officer and Treasurer        48,000             *           *
James B. Francis, Jr. (g)(h).....................   Director                                     55,334             *           *
Michael A. Jenkins (g)(i)........................   Director                                     54,334             *           *
All Directors and Executive Officers as a                                                                                       *
Group (13 persons).......................................................................     8,050,020         59.28       21.45
Dimensional Fund Advisors, Inc. (j)......................................................       773,000          6.00        2.10

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

  (c) The address of such person is 1221 River Bend Drive, Suite 120, Dallas, Texas 75247.

  (d) Includes options to purchase 111,250 shares which options are exercisable within sixty days from the date hereof.

  (e) Comprised of options to purchase shares which options are exercisable within sixty days from the date hereof.

  (f) Includes options to purchase 45,000 shares which options are exercisable within sixty days from the date hereof.

  (g) Includes options to purchase 53,334 shares which options are exercisable within sixty days from the date hereof.

  (h) The address of such person is 2911 Turtle Creek Boulevard, Suite 925, Dallas, Texas 75219.

  (i) The address of such person is 2151 Fort Worth Avenue, Dallas, Texas 75211-1812.

  (j) Dimensional Fund Advisors, Inc. ("Dimensional") furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (the "Funds"). The shares described are owned by the Funds. In its role as investment adviser or manager to the Funds, Dimensional possesses voting and/or investment power over the shares described, but disclaims beneficial ownership of such securities. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. This information is based upon information provided by Dimensional on Schedule 13G dated January 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club. However, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements that have terms of two to five years with a minimum of two renewal options remaining. During the years ended December 31, 1999, 2000, and 2001, the Company recorded management fees of $2.8 million, $462,000, and $2.5 million, respectively, in management fee income.

      The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1999, 2000, and 2001, the Company incurred $10.3 million, $155,000, and $147,000, respectively, of expenses under these agreements. As of January 1, 2000, certain employees were transferred from the Management Clubs to the Company. Hence, the allocation of overhead from the Management Clubs to the Company was substantially reduced in 2000. As a result of the payroll changes implemented January 1, 2000, the Company allocated overhead to the Management Clubs of $1.7 million and $1.7 million during the years ended December 31, 2000 and 2001, respectively.

      The following schedule represents amounts due from (to) affiliates at December 31, 2000 and 2001 (in thousands):

                                                          DECEMBER 31,
                                                       -----------------
                                                        2000       2001
                                                       ------     ------
Timeshare owners associations and other, net .....     $  216     $  102
Amount due from Silverleaf Club ..................         --      1,555
Amount due from Crown Club .......................        455        577
                                                       ------     ------
          Total amounts due from affiliates ......     $  671     $2,234
                                                       ======     ======

Amount due to Silverleaf Club ....................        689        261
Amount due to SPE ................................      2,596        304
                                                       ------     ------
          Total amounts due to affiliates ........     $3,285     $  565
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

      During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2001, Silverleaf Club's related note payable balance was $1.7 million.

      At December 31, 2000, the amount due to SPE primarily relates to upgrades of sold notes receivable, which was subsequently paid. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

      An affiliate of a director of the Company is entitled to a 10% net profits interest from sales of certain land in Mississippi. During 2000, the affiliate of the director was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $17,286 to the affiliate. As of December 31, 2001, the Company owns approximately 11 acres of land that is subject to this net profits interest.

      In 1997, the Company, as lessor, entered into a ten-year lease agreement with an individual who is an executive officer and director of the Company for personal recreational use of undeveloped flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the undeveloped flood plain land. These property taxes were approximately $7,500 for the year ended December 31, 2001. The lease has four renewal options of ten years at the option of the lessee.

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

      In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and paid $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $246,000 during 1998 for architectural services rendered to the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:



EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
  3.1             --    Charter of Silverleaf Resorts, Inc. (incorporated by
                        reference to Exhibit 3.1 to Amendment No. 1 dated May
                        16, 1997 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).

  3.2             --    Bylaws of Silverleaf Resorts, Inc. (incorporated by
                        reference to Exhibit 3.2 to Registrant's Form 10-K for
                        year ended December 31, 1997).

  4.1             --    Form of Stock Certificate of Registrant (incorporated by
                        reference to Exhibit 4.1 to Amendment No. 1 dated May
                        16, 1997 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).

  4.2             --    Indenture dated April 1, 1998, between the Company and
                        Norwest Bank Minnesota, National Association, as Trustee
                        (incorporated by reference to Exhibit 4.1 to
                        Registrant's Form 10-Q for quarter ended March 31,
                        1998).

  4.3             --    Certificate No. 001 of 10 1/2 % Senior Subordinated
                        Notes due 2008 in the amount of $75,000,000
                        (incorporated by reference to Exhibit 4.2 to
                        Registrant's Form 10-Q for quarter ended March 31,
                        1998).

  4.4             --    Subsidiary Guarantee dated April 8, 1998 by Silverleaf
                        Berkshires, Inc.; Bull's Eye Marketing, Inc.; Silverleaf
                        Resort Acquisitions, Inc.; Silverleaf Travel, Inc.;
                        Database Research, Inc.; and Villages Land, Inc.
                        (incorporated by reference to Exhibit 4.3 to
                        Registrant's Form 10-Q for the quarter ended March 31,
                        1998).

  9.1             --    Voting Trust Agreement dated November 1, 1999 between
                        Robert E. Mead and Judith F. Mead.

 10.1             --    Form of Registration Rights Agreement between Registrant
                        and Robert E. Mead (incorporated by reference to Exhibit
                        10.1 to Amendment No. 1 dated May 16, 1997 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.2.5           --    Employment Agreement with Harry J. White, Jr.
                        (incorporated by Reference to Exhibit 10.1 to
                        Registrant's Form 10-Q for quarter ended June 30, 1998).

 10.2.6           --    Amendment to Employment Agreement with Sharon K.
                        Brayfield (incorporated by reference to Exhibit 10.2 to
                        Registrant's Form 10-Q for quarter ended June 30, 1998).

 10.2.9           --    First Amendment dated August 31, 1998, to Employment
                        Agreement with David T. O'Connor (incorporated by
                        reference to Exhibit 10.10 to Registrant's Form 10-Q for
                        quarter ended September 30, 1998).

 10.3             --    1997 Stock Option Plan of Registrant (incorporated by
                        reference to Exhibit 10.3 to Amendment No. 1 dated May
                        16, 1997 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).

 10.4             --    Silverleaf Club Agreement between the Silverleaf Club
                        and the resort clubs named therein (incorporated by
                        reference to Exhibit 10.4 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).


 10.5             --    Management Agreement between Registrant and the
                        Silverleaf Club (incorporated by reference to Exhibit
                        10.5 to Registrant's Registration Statement on Form S-1,
                        File No. 333-24273).

 10.6             --    Revolving Loan and Security Agreement, dated October
                        1996, by CS First Boston Mortgage Capital Corp.
                        ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                        (incorporated by reference to Exhibit 10.6 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.7             --    Amendment No. 1 to Revolving Loan and Security
                        Agreement, dated November 8, 1996, between CSFBMCC and
                        Silverleaf Vacation Club, Inc. (incorporated by
                        reference to Exhibit 10.7 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).

 10.8             --    Loan and Security Agreement among Textron Financial
                        Corporation ("Textron"), Ascension Resorts, Ltd. and
                        Ascension Capital Corporation, dated August 15, 1995
                        (incorporated by reference to Exhibit 10.9 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.9             --    First Amendment to Loan and Security Agreement, dated
                        December 28, 1995, between Textron and Silverleaf
                        Vacation Club, Inc. (incorporated by reference to
                        Exhibit 10.10 to Registrant's Registration Statement on
                        Form S-1, File No. 333-24273).

 10.10            --    Second Amendment to Loan and Security Agreement, dated
                        October 31, 1996, executed by Textron and Silverleaf
                        Vacation Club, Inc. (incorporated by reference to
                        Exhibit 10.11 to Registrant's Registration Statement on
                        Form S-1, File No. 333-24273).

 10.11            --    Loan and Security Agreement, dated December 27, 1995,
                        executed by Ascension Resorts, Ltd. and Heller
                        (incorporated by reference to Exhibit 10.13 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.12            --    Amendment to Restated and Amended Loan and Security
                        Agreement, dated August 15, 1996, between Heller and
                        Silverleaf Vacation Club, Inc. (incorporated by
                        reference to Exhibit 10.14 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).

 10.13            --    Form of Indemnification Agreement (between Registrant
                        and all officers, directors, and proposed directors)
                        (incorporated by reference to Exhibit 10.18 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).


 10.14            --    Resort Affiliation and Owners Association Agreement
                        between Resort Condominiums International, Inc.,
                        Ascension Resorts, Ltd., and Hill Country Resort
                        Condoshare Club, dated July 29, 1995 (similar agreements
                        for all other Existing Owned Resorts) (incorporated by
                        reference to Exhibit 10.19 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).

 10.15            --    First Amendment to Silverleaf Club Agreement, dated
                        March 28, 1990, among Silverleaf Club, Ozark Mountain
                        Resort Club, Holiday Hills Resort Club, the Holly Lake
                        Club, The Villages Condoshare Association, The Villages
                        Club, Piney Shores Club, and Hill Country Resort
                        Condoshare Club (incorporated by reference to Exhibit
                        10.22 to Amendment No. 1 dated May 16, 1997 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.16            --    First Amendment to Management Agreement, dated January
                        1, 1993, between Master Endless Escape Club and
                        Ascension Resorts, Ltd. (incorporated by reference to
                        Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to
                        Registrant's Registration Statement on Form S-1, File
                        No. 333-24273).

 10.18            --    Amendment to Loan Documents, dated December 27, 1996,
                        among Silverleaf Vacation Club, Inc., Ascension Resorts,
                        Ltd., and Heller Financial, Inc. (incorporated by
                        reference to Exhibit 10.25 to Amendment No. 1 dated May
                        16, 1997 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).

 10.19            --    Second Amendment to Restated and Amended Loan and
                        Security Agreement between Heller Financial, Inc. and
                        Registrant ($40 million revolving credit facility)
                        (incorporated by reference to Exhibit 10.4 to
                        Registrant's Form 10-Q for quarter ended September 30,
                        1997).

 10.20            --    Silverleaf Club Agreement dated September 25, 1997,
                        between Registrant and Timber Creek Resort Club
                        (incorporated by reference to Exhibit 10.13 to
                        Registrant's Form 10-Q for quarter ended September 30,
                        1997).

 10.21            --    Second Amendment to Management Agreement, dated December
                        31, 1997, between Silverleaf Club and Registrant
                        (incorporated by reference to Exhibit 10.33 to
                        Registrant's Annual Report on Form 10-K for year Ended
                        December 31, 1997).

 10.22            --    Silverleaf Club Agreement, dated January 5, 1998,
                        between Silverleaf Club and Oak N' Spruce Resort Club
                        (incorporated by reference to Exhibit 10.34 to
                        Registrant's Annual Report on Form 10-K for year ended
                        December 31, 1997).

 10.23            --    Master Club Agreement, dated November 13, 1997, between
                        Master Club and Fox River Resort Club (incorporated by
                        reference to Exhibit 10.43 to Registrant's Annual Report
                        on Form 10-K for year ended December 31, 1997).

 10.24            --    Letter Agreement dated March 16, 1998, between the
                        Company and Heller Financial, Inc. (incorporated by
                        reference to Exhibit 10.44 to Amendment No. 1 to Form
                        S-1, File No. 333-47427 filed March 16, 1998).

 10.25            --    Bill of Sale and Blanket Assignment dated May 28, 1998,
                        between the Company and Crown Resort Co., LLC
                        (incorporated by reference to Exhibit 10.6 to
                        Registrant's Form 10-Q for quarter ended June 30, 1998).

 10.31            --    Management Agreement dated October 13, 1998, by and
                        between the Company and Eagle Greens, Ltd. (incorporated
                        by reference to Exhibit 10.6 to Registrant's Form 10-Q
                        for quarter ended September 30, 1998).

 10.36            --    First Amendment to 1997 Stock Option Plan for Silverleaf
                        Resorts, Inc., effective as of May 20, 1998
                        (incorporated by reference to Exhibit 4.1 to the
                        Company's Form 10-Q for the quarter ended June 30,
                        1998).

 10.38            --    Third Amendment to Loan and Security Agreement dated as
                        of March 31, 1999, between the Company and Textron
                        Financial Corporation (incorporated by reference to
                        Exhibit 10.2 to Registrant's Form 10-Q for the quarter
                        ended March 31, 1999).

 10.39            --    Amended and Restated Receivables Loan and Security
                        Agreement dated September 1, 1999, between the Company
                        and Heller Financial, Inc. (incorporated by reference to
                        Exhibit 10.1 to Registrant's Form 10-Q for the quarter
                        ended September 30, 1999).

 10.40            --    Amended and Restated Inventory Loan and Security
                        Agreement dated September 1, 1999, between the Company
                        and Heller Financial, Inc. (incorporated by reference to
                        Exhibit 10.2 to Registrant's Form 10-Q for the quarter
                        ended September 30, 1999).

 10.43            --    Fourth Amendment to Loan and Security Agreement dated as
                        of December 16, 1999 between the Company and Textron
                        Financial Corporation (incorporated by reference to
                        Exhibit 10.43 to Registrant's Form 10-K for the year
                        ended December 31, 1999).

 10.44            --    Loan and Security Agreement dated as of December 16,
                        1999 between the Company and Textron Financial
                        Corporation (incorporated by reference to Exhibit 10.44
                        to Registrant's Form 10-K for the year ended December
                        31, 1999).

 10.45            --    Loan, Security and Agency Agreement dated as of December
                        16, 1999 between the Company and Textron Financial
                        Corporation (incorporated by reference to Exhibit 10.45
                        to Registrant's Form 10-K for the year ended December
                        31, 1999).

 10.46            --    Second Amendment to 1997 Stock Option Plan dated
                        November 19, 1999 (incorporated by reference to Exhibit
                        10.46 to Registrant's Form 10-K for the year ended
                        December 31, 1999).

 10.47            --    Eighth Amendment to Management Agreement, dated March 9,
                        1999, between the Registrant and the Silverleaf Club
                        (incorporated by reference to Exhibit 10.47 to
                        Registrant's Form 10-K for the year ended December 31,
                        1999).

 10.48            --    Amendment No. 1, dated August 18, 2000, to Loan and
                        Security Agreement, dated September 30, 1999, among the
                        Company, BankBoston, N.A., and Liberty Bank
                        (incorporated by reference to Exhibit 10.1 to
                        Registrant's Form 10-Q for the quarter ended September
                        30, 2000.)

 10.49            --    Amendment No. 2, dated October 16, 2000, to Loan and
                        Security Agreement, dated September 30, 1999, among the
                        Company, BankBoston, N.A., and Liberty Bank
                        (incorporated by reference to Exhibit 10.2 to
                        Registrant's Form 10-Q for the quarter ended September
                        30, 2000.)

 10.50            --    Receivables Loan and Security Agreement, dated October
                        30, 2000, by and among the Company, as Service,
                        Silverleaf Finance I, Inc., as Borrower, DG Bank
                        Deutsche Genossenschaftsbank, as Agent, Autobahn Funding
                        Company LLC, as Lender, U.S. Bank Trust N.A., as Agent's
                        Bank, and Wells Fargo Bank, National Association, as the
                        Backup Servicer (incorporated by reference to Exhibit
                        10.3 to Registrant's Form 10-Q for the quarter ended
                        September 30, 2000.)


 10.51            --    Purchase and Contribution Agreement, dated October 30,
                        2000, between the Company, as Seller, and Silverleaf
                        Finance I, Inc., as Purchaser (incorporated by reference
                        to Exhibit 10.4 to Registrant's Form 10-Q for the
                        quarter ended September 30, 2000.)

*21.1             --    Subsidiaries of Silverleaf Resorts, Inc.

*99.1             --    Certification of CEO Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

*99.2             --    Certification of CFO Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

----------

    * Filed herewith

    (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1999.

    (c) The exhibits required by Item 601 of Regulation S-K have been listed in
Item 14(a) above. The exhibits listed in Item 14(a) above are either (a) filed with this report, or (b) have previously been filed with the SEC and are incorporated herein by reference to the particular previous filing.

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

                                            SILVERLEAF RESORTS, INC.
                                            By:    /s/ ROBERT E. MEAD
                                                   -------------------
                                            Name:  Robert E. Mead
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.


    SIGNATURE                                   TITLE                                DATE
    ---------                                   -----                                ----
/s/ ROBERT E. MEAD                  Chairman of the Board and Chief Executive    November 19, 2002
-------------------------           Officer (Principal Executive Officer)
  Robert E. Mead


/s/ HARRY J. WHITE, JR,             Chief Financial Officer (Principal Financial November 19, 2002
-------------------------           and Accounting Officer)
  Harry J. White, Jr.


/s/ J. RICHARD BUDD                 Director                                     November 19, 2002
-------------------------
  J. Richard Budd

/s/ JAMES B. FRANCIS, JR.           Director                                     November 19, 2002
-------------------------
  James B. Francis, Jr.

/s/ HERBERT B. HIRSCH               Director                                     November 19, 2002
-------------------------
  Herbert B. Hirsch

/s/ R. JANET WHITMORE               Director                                     November 19, 2002
-------------------------
  R. Janet Whitmore

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


Date: November 19, 2002             /s/ ROBERT E. MEAD
     ------------------             ------------------------------------
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



Date: November 19, 2002             /s/ HARRY J. WHITE, JR.
     ------------------             ------------------------------------
                                    Harry J. White, Jr.
                                    Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

Independent Auditors' Reports..............................................................................    F-2

Financial Statements

  Consolidated Balance Sheets as of December 31, 2000 and 2001.............................................    F-4

  Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001..............    F-5

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000, and 2001....
                                                                                                               F-6

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001..............    F-7

  Notes to Consolidated Financial Statements...............................................................    F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Silverleaf Resorts, Inc.


We have audited the accompanying consolidated balance sheet of Silverleaf Resorts, Inc. as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continued to incur losses from operations and negative cash flow and has a retained deficit. This raises substantial doubt about the Company's ability to continue as a going concern. While the Restructuring Plan completed May 2, 2002 is intended to provide the Company with a sufficient level of liquidity, there is no certainty that the Company will be able to comply with the restructured terms of the loan agreements. Management's plans in regard to these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
Dallas, Texas
September 12, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Silverleaf Resorts, Inc.

     We have audited the accompanying consolidated balance sheet of Silverleaf Resorts, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Silverleaf Resorts, Inc. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 12, 2002

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2000          2001
                                                                                 ------------    ------------

                             ASSETS

Cash and cash equivalents                                                        $      6,800    $      6,204
Restricted cash                                                                         1,660           4,721
Notes receivable, net of allowance for uncollectible notes of
   $74,778 and $54,744, respectively                                                  263,792         278,592
Accrued interest receivable                                                             2,194           2,572
Investment in Special Purpose Entity                                                    5,280           4,793
Amounts due from affiliates                                                               671           2,234
Inventories                                                                           105,023         105,275
Land, equipment, buildings, and utilities, net                                         49,230          37,331
Income taxes receivable                                                                12,511             164
Land held for sale                                                                      5,256           5,161
Prepaid and other assets                                                               15,197          11,053
                                                                                 ------------    ------------
          TOTAL ASSETS                                                           $    467,614    $    458,100
                                                                                 ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                                          $     15,952    $      9,203
  Accrued interest payable                                                              3,269          10,749
  Amounts due to affiliates                                                             3,285             565
  Unearned revenues                                                                     9,507           5,500
  Deferred income taxes, net                                                              168              --
  Notes payable and capital lease obligations                                         270,597         294,456
  Senior subordinated notes                                                            66,700          66,700
                                                                                 ------------    ------------
          Total Liabilities                                                           369,478         387,173

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $0.01 per share, 100,000,000 shares authorized,
     13,311,517 shares issued and 12,889,417 shares
     outstanding                                                                          133             133
  Additional paid-in capital                                                          109,339         109,339
  Deficit                                                                              (6,337)        (33,546)
  Treasury stock, at cost (422,100 shares)                                             (4,999)         (4,999)
                                                                                 ------------    ------------
          Total Shareholders' Equity                                                   98,136          70,927
                                                                                 ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    467,614    $    458,100
                                                                                 ============    ============

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1999           2000            2001
                                                                   ------------   ------------    ------------

REVENUES:
  Vacation Interval sales                                          $    192,767   $    234,781    $    139,359
  Sampler sales                                                           1,665          3,574           3,904
                                                                   ------------   ------------    ------------
    Total sales                                                         194,432        238,355         143,263

  Interest income                                                        28,271         37,807          41,220
  Management fee income                                                   2,811            462           2,516
  Other income                                                            4,929          4,912           4,334
  Gain on sale of notes receivable                                           --          4,299              --
                                                                   ------------   ------------    ------------

          Total revenues                                                230,443        285,835         191,333
                                                                   ------------   ------------    ------------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales                                        30,576         59,169          27,377
  Sales and marketing                                                   101,823        125,456          78,597
  Provision for uncollectible notes                                      19,441        108,751          30,311
  Operating, general and administrative                                  27,263         36,879          35,435
  Depreciation and amortization                                           5,692          7,537           6,463
  Interest expense and lender fees                                       16,847         32,750          35,016
  Impairment loss of long-lived assets                                       --          6,320           5,442
  Write-off of affiliate receivable                                          --          7,499              --
                                                                   ------------   ------------    ------------

          Total costs and operating expenses                            201,642        384,361         218,641
                                                                   ------------   ------------    ------------

          Income (loss) before provision (benefit) for
         income taxes and extraordinary item                             28,801        (98,526)        (27,308)
          Provision (benefit) for income taxes                           11,090        (36,521)            (99)
                                                                   ------------   ------------    ------------

Income (loss) before extraordinary item                                  17,711        (62,005)        (27,209)
Extraordinary gain on extinguishment of debt (net of income
   taxes of $1,330)                                                          --          2,125              --
                                                                   ------------   ------------    ------------

NET INCOME (LOSS)                                                  $     17,711   $    (59,880)   $    (27,209)
                                                                   ============   ============    ============

NET INCOME (LOSS) PER SHARE -- Basic
          Income (loss) before extraordinary item                  $       1.37   $      (4.81)   $      (2.11)
          Extraordinary item                                                 --            .16              --
                                                                   ------------   ------------    ------------

          Net income (loss)                                        $       1.37   $      (4.65)   $      (2.11)
                                                                   ============   ============    ============

NET INCOME (LOSS) PER SHARE -- Diluted
          Income (loss) before extraordinary item                  $       1.37   $      (4.81)   $      (2.11)
          Extraordinary item                                                 --            .16              --
                                                                   ------------   ------------    ------------

          Net income (loss)                                        $       1.37   $      (4.65)   $      (2.11)
                                                                   ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Basic                                               12,889,417     12,889,417      12,889,417
                                                                   ============   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Diluted                                             12,890,044     12,889,417      12,889,417
                                                                   ============   ============    ============

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  COMMON STOCK
                           -----------------------
                            NUMBER OF      $0.01      ADDITIONAL   RETAINED         TREASURY STOCK
                             SHARES         PAR        PAID-IN     EARNINGS     -----------------------
                             ISSUED        VALUE       CAPITAL     (DEFICIT)     SHARES         COST         TOTAL
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------
JANUARY 1, 1999            13,311,517   $      133   $  109,339   $   35,832       422,100   $   (4,999)   $  140,305

  Net income                       --           --           --       17,711            --           --        17,711
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

DECEMBER 31, 1999          13,311,517          133      109,339       53,543       422,100       (4,999)      158,016

  Net loss                         --           --           --      (59,880)           --           --       (59,880)
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

DECEMBER 31, 2000          13,311,517          133      109,339       (6,337)      422,100       (4,999)       98,136

  Net loss                         --           --           --      (27,209)           --           --       (27,209)
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------
DECEMBER 31, 2001          13,311,517   $      133   $  109,339   $  (33,546)      422,100   $   (4,999)   $   70,927
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                  1999            2000            2001
                                                                              ------------    ------------    ------------

OPERATING ACTIVITIES:
  Net income (loss)                                                           $     17,711    $    (59,880)   $    (27,209)
  Adjustments to reconcile net income (loss) to net cash used in
     Operating activities:
     Provision for uncollectible notes                                              19,441         108,751          30,311
     Gain on sale of notes receivable                                                   --          (4,299)             --
     Depreciation and amortization                                                   5,692           7,537           6,463
     Proceeds from sales of notes receivable                                            --          62,867              --
     Extraordinary gain on extinguishment of debt before taxes                          --          (3,455)             --
     Gain on sale of investment                                                         --            (317)             --
     Impairment loss of long-lived assets                                               --           6,320           5,442
     Write off of affiliate receivable                                                  --           7,499              --
     Deferred income taxes                                                           5,745         (26,088)           (168)
     Cash effect from changes in assets and liabilities:
       Restricted cash                                                                 (30)           (757)         (3,061)
       Notes receivable                                                           (131,549)       (156,403)        (48,376)
       Accrued interest receivable                                                    (902)             61            (378)
       Investment in Special Purpose Entity                                             --          (5,280)            487
       Amounts due from affiliates                                                  (2,481)          1,711          (3,190)
       Inventories                                                                 (41,253)          6,856           2,877
       Land held for sale                                                              (97)            454              95
       Prepaid and other assets                                                        877             235           3,746
       Income taxes receivable                                                          --         (12,511)         12,347
       Accounts payable and accrued expenses                                         7,223           2,554          (6,749)
       Accrued interest payable                                                        542             648           7,480
       Unearned revenues                                                             2,061           1,509          (4,007)
       Income taxes payable                                                         (3,951)           (185)             --
                                                                              ------------    ------------    ------------
          Net cash used in operating activities                                   (120,971)        (62,173)        (23,890)
                                                                              ------------    ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sales of land, equipment, buildings, and utilities                   7,149              --              --
  Purchases of land, equipment, buildings, and utilities                           (17,629)         (3,076)         (1,606)
                                                                              ------------    ------------    ------------
          Net cash used in investing activities                                    (10,480)         (3,076)         (1,606)
                                                                              ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities                              219,607         193,639         100,314
  Payments on borrowings to unaffiliated entities                                  (94,697)       (126,404)        (75,414)
                                                                              ------------    ------------    ------------
          Net cash provided by financing activities                                124,910          67,235          24,900
                                                                              ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (6,541)          1,986            (596)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                              11,355           4,814           6,800
                                                                              ------------    ------------    ------------
   END OF PERIOD                                                              $      4,814    $      6,800    $      6,204
                                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized                                   $     17,724    $     31,381    $     22,527
  Income taxes paid (refunds received)                                               9,297           3,630         (12,347)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Land and equipment acquired under capital leases                                  11,806           4,337             171

                 See notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

1. NATURE OF BUSINESS

      Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf") is in the business of marketing and selling vacation intervals ("Vacation Intervals"). Silverleaf's principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners ("Silverleaf Owners"); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of the operation of the 19 existing owned or managed resorts (the "Existing Owned Resorts") and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

      Each Existing Resort has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization to manage the Existing Owned Resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts, which are managed, but not owned, by the Company, are operated through Crown Club. Crown Club is not actually a separate entity, but consists of several individual Club management agreements (which have terms of two to five years with a minimum of two renewal options remaining). Silverleaf Club and Crown Club, in turn, have contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Owned Resorts. All costs of operating the Existing Owned Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Owned Resorts. Subject to availability of funds from the Clubs, the Company is entitled to a management fee to compensate it for the services provided.

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

     The consolidated financial statements of the Company as of and for the years ended December 31, 1999, 2000, and 2001 reflect the operations of the Company and its wholly-owned subsidiaries, Villages Land, Inc. ("VLI"), Silverleaf Travel, Inc., Database Research, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. VLI was liquidated in 2000.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, during the year ended December 31, 2000 and 2001, the Company incurred net losses of $59.9 million and $27.2 million, respectively. It has also experienced negative cash flows from operating activities of $121.0 million, $62.2 million, and $23.9 million during the years ended December 31, 1999, 2000, and 2001, respectively. As discussed in Note 3, at December 31, 2001, the Company was in monetary default on its 10 1/2% senior subordinated notes. The Company was also in non-monetary default in connection with its loan agreements with its three principal secured lenders, and was in default with a fourth non-revolving secured lender due to under-collateralization. These factors, among others, indicated that at December 31, 2001, the Company might be unable to continue as a going concern.

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

     As discussed in Note 3, the Company has finalized refinancing and restructuring transactions related to its debt to provide liquidity to the Company. However, the terms of the debt refinancing and restructuring require the Company to comply with certain financial covenants that will necessitate achievement of significant improvements in future operating results over the operating results for 2000 and 2001. Compliance with those covenants will require that improvements be made in several areas of the Company's operations. The principal changes in operations that management believes will be necessary to satisfy the financial covenants are to reduce sales and marketing expense as a percentage of sales, to improve profitability, and to improve customer credit quality, which the Company believes will result in reduced credit losses.

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

     While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including the achievement of the improvements to the Company's operations described above. In addition, the Amended Senior Credit Facilities require the Company to satisfy certain financial covenants. Management believes that if the improvements to its operations are successful, the Company will be able to improve its operating results to achieve compliance with the financial covenants during the term of the Amended Senior Credit Facilities. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, the Company will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. The Company may not have these additional sources of financing available to it at the times when such financings are necessary.

3.  DEBT RESTRUCTURING

      Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. During this period, the Company negotiated and closed short-term secured financing arrangements with three principal secured lenders, which allowed it to operate at reduced sales levels as compared to original plans and prior years. With the exception of the Company's inability to pay interest due on the Senior Subordinated Notes, these short-term arrangements were adequate to keep the Company's unsecured creditors current on amounts owed.

      Until the May 2, 2002 closing of the Company's debt restructuring plan, the Company remained in default under its agreements with its three principal secured lenders, but they each agreed to forebear taking any action as a result of the Company's defaults and to continue funding so long as the Company complied with the terms of the short-term financing arrangements with these lenders. These short term arrangements were due to expire on March 31, 2002, but were extended to allow for the closing of the Company's debt restructuring plan on May 2, 2002. Under the Exchange Offer that was closed on May 2, 2002, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. As a result of the exchange, the Company recorded a pre-tax extraordinary gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and a further payment of $334,455 on

October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the 10 1/2% notes which occurred in May 2001 has been rescinded, and the original maturity date in 2008 for the 10 1/2% notes has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consensually amended as a part of the Exchange Offer. Prior to the closing of its Exchange Offer on May 2, 2002, the Company had been in monetary default with respect to the interest owed on its 10 1/2% notes since May, 2001.

      As a result of the significant discount on the Company's notes tendered in the Exchange Offer, the Company accounted for the debt exchange in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, the Company recorded the fair value of equity issued and established a total liability relating to the notes issued in the exchange equal to the aggregate principal amount plus all interest payable over the term of the notes. Under SFAS No. 15, the Company will not record interest expense in future periods for the cash interest required to be paid to the note holders. All future cash interest payments on the notes will reduce the $8.5 million accrued liability referred to above.

      Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. However, such results cannot be assured.

      Assuming that the Company's financial performance in future periods improves substantially as projected in its business model, the Company believes it will have adequate financing to operate for the two-year revolving term of the credit arrangements with the senior lenders. At that time management will be required to replace or renegotiate the revolving arrangements subject to availability.

4.  SIGNIFICANT ACCOUNTING POLICIES SUMMARY

      Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc. (the Company's SPE). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      Revenue and Expense Recognition -- A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10% and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

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

      The Company recognizes interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes receivable become 90 days delinquent. Once a note receivable becomes 90 days delinquent, the accrual of additional interest income ceases until collection is deemed probable.

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

      Investment in Special Purpose Entity -- Sales of notes receivable from the Company to a wholly-owned SPE that meet certain underwriting criteria occur on a periodic basis. The Company allocates the carrying amount between the assets sold and retained interest based on the relative fair values at date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%, agent fee - 2%, and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     Provision for Uncollectible Notes -- Such provision is recorded in an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, the Company projects future cancellations related to each sales year by using historical cancellations experience.

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

     The Company classifies the components of the provision for uncollectible notes into the following three categories based on the nature of the item: credit losses, customer returns (cancellations of sales whereby the customer fails to make the first installment payment), and customer releases (voluntary cancellations of properly recorded sales transactions which in the opinion of management is consistent with the maintenance of overall customer goodwill). The provision for uncollectible notes pertaining to credit losses, customer returns, and customer releases are classified in provision for uncollectible notes, Vacation Interval sales, and operating, general and administrative expenses, respectively. Beginning in 2001, the Company ceased allocating a portion of the provision to operating, general and administrative expenses.

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

      Prepaid and Other Assets -- Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles, other than goodwill, are amortized over their useful lives, which do not exceed ten years.

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

      The following table reconciles basic and diluted weighted average shares used in the calculation of per share data for the years ended December 31, 1999, 2000, and 2001:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                         1999                 2000                2001
                                                                      ----------           ----------          ----------
Weighted average shares outstanding - basic .......................   12,889,417           12,889,417          12,889,417
Assumed Issuance of shares from stock options exercised ...........       33,514                   --                  --
Assumed Repurchase of shares from stock options proceeds ..........      (32,887)                  --                  --
                                                                      ----------           ----------          ----------
Weighted average shares outstanding - diluted .....................   12,890,044           12,889,417          12,889,417
                                                                      ==========           ==========          ==========

      Outstanding stock options were not dilutive because the exercise price for such options substantially exceeded the market price for the Company's shares for the years ended December 31, 2000 and 2001, respectively.

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

      Recent Accounting Pronouncements --

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

      SFAS No. 145 - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify its extraordinary gains to ordinary.

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

6. NOTES RECEIVABLE

      The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2001 was approximately 13.7%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.7 million and $1.4 million at December 31, 2000 and 2001, respectively, and are non-interest bearing.

      In connection with promotional sales to certain customers, the Company entered into non-interest bearing notes receivable of $1.5 million and $443,000 for the years ended December 31, 2000 and 2001, respectively. The Company had a remaining note discount of $940,000 and $550,000 for these notes receivable in aggregate as of December 31, 2000 and 2001, respectively, utilizing a 10% discount rate, which represents the lowest rate offered its existing customers.

      Notes receivable are scheduled to mature as follows at December 31, 2001 (in thousands):


2002 ....................................... $  37,677
2003 .......................................    43,170
2004 .......................................    49,464
2005 .......................................    56,674
2006 .......................................    64,935
2007 .......................................    74,401
Thereafter .................................     7,565
                                             ---------
 ...........................................   333,886
Less discounts on notes ....................      (550)
Less allowance for uncollectible notes .....   (54,744)
                                             ---------
          Notes receivable, net ............ $ 278,592
                                             =========

      There were no notes sold with recourse during the years ended December 31, 1999, 2000, and 2001. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 2000 and 2001 were $817,000 and $366,000, respectively.

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

      At December 31, 2001, the SPE held notes receivable totaling $50.4 million, with related borrowings of $43.6 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

      Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of December 31, 2001, $6.7 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $57.6 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made. The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 1999, 2000, and 2001 (in thousands):

                                                                               DECEMBER 31,
                                                              -----------------------------------------------
                                                                1999               2000               2001
                                                              ---------          ---------          ---------
Balance, beginning of period ........................         $  23,516          $  32,023          $  74,778
Provision for credit losses .........................            19,441            108,751             30,311
Provision for customer releases charged to operating,
  general, and administrative expenses ..............             1,183              1,131                 --
Receivables charged off .............................           (12,117)           (56,475)           (50,345)
Allowance related to notes sold .....................                --            (10,652)                --
                                                              ---------          ---------          ---------
Balance, end of period ..............................         $  32,023          $  74,778          $  54,744
                                                              =========          =========          =========

      In 2000 and 2001, the Company substantially increased its provision for uncollectible notes to provide for the poorer performance in the Company's notes receivable portfolio, which resulted from a general downturn in the economy and the elimination of certain programs that had been in place to remedy defaulted loans.

7. INVENTORIES

      Inventories consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                  2000             2001
                                                                --------         --------
Timeshare units .......................................         $ 41,770         $ 44,644
Unallocated amenities .................................           37,193           36,232
Unallocated land ......................................            8,697            8,280
Recovery of canceled and traded intervals .............           17,254           16,061
Other .................................................              109               58
                                                                --------         --------
        Total .........................................         $105,023         $105,275
                                                                ========         ========

      Due to liquidity issues experienced in 2000 and early 2001, the Company reduced its future sales plans for most resorts and discontinued its efforts to sell Crown intervals. As a result, the Company recorded an inventory write-down of $15.5 million based upon a lower of cost or market assessment, and wrote-off $3.1 million of unsold Crown inventory intervals. These write-offs are included in Cost of Vacation Interval Sales in 2000.

      Realization of inventories is dependent upon execution of management's long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management's ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

8.    LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

      Land, equipment, buildings, and utilities consist of the following at December 31, 2000 and 2001 (in thousands):

                                                                     DECEMBER 31,
                                                           ------------------------------
                                                              2000                2001
                                                           ----------          ----------
Land .............................................         $    4,776          $    4,776
Vehicles and equipment ...........................              8,370               4,887
Utility plant, buildings, and facilities .........             11,440              12,800
Office equipment and furniture ...................             32,671              27,679
Improvements .....................................             12,406              11,421
                                                           ----------          ----------
                                                               69,663              61,563
Less accumulated depreciation ....................            (20,433)            (24,232)
                                                           ----------          ----------
Land, equipment, buildings, and utilities, net ...         $   49,230          $   37,331
                                                           ==========          ==========

      Depreciation and amortization expense for the years ended December 31, 1999, 2000, and 2001 was $5.7 million, $7.5 million, and $6.5 million, respectively, which included amortization expense related to intangible assets included in prepaid and other assets of $311,000, $308,000, and $0 in 1999, 2000, and 2001, respectively.

      Due to liquidity concerns experienced in the fourth quarter of 2000, the Company recorded an impairment loss of long-lived assets of $6.3 million, which includes an impairment of $5.4 million to write-down land to estimated fair value and land held for sale to estimated sales price less disposal costs as a result of the Company's plan to discontinue development of certain properties and $922,000 to write-off intangible assets associated with the discontinuance of sales efforts related to Crown intervals.

      In 2001, the Company recorded an impairment loss of $5.4 million, which primarily represents a $1.3 million write-off of fixed assets related to the closure of three sales offices and three telemarketing centers, a $1.4 million write-off of prepaid booth rentals and marketing supplies, $2.3 million related to the write-down of two Company airplanes to their estimated sales prices less costs to sell, and a $230,000 loss related to a lease termination.

9. INCOME TAXES

      Income tax expense (benefit) consists of the following components for the years ended December 31, 1999, 2000, and 2001 (in thousands):

                                                             1999             2000              2001
                                                           --------         --------          --------
Current income tax expense (benefit) .............         $  5,345         $ (9,103)         $     69
Deferred income tax expense (benefit) ............            5,745          (26,088)             (168)
                                                           --------         --------          --------
          Total income tax expense (benefit) .....         $ 11,090         $(35,191)         $    (99)
                                                           ========         ========          ========

      A reconciliation of income tax expense on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1999, 2000, and 2001 is as follows (in thousands):

                                                               1999                      2000                       2001
                                                       --------------------      ---------------------      ---------------------
                                                       DOLLARS       RATE        DOLLARS        RATE        DOLLARS        RATE
                                                       --------    --------      --------     --------      --------     --------
Income tax expense (benefit) at statutory rates ..     $ 10,081        35.0%     $(33,275)       (35.0)%    $ (9,523)       (35.0)%
State income taxes, net of Federal
  Income tax benefit .............................        1,009         3.5%       (2,434)        (2.6)%        (846)        (3.1)%
Deferred tax asset reserve .......................           --          --            --           --        16,498         60.6%
Reconciliation to 2000 tax return ................           --          --            --           --        (6,192)       (22.8)%
Other, primarily permanent differences ...........           --          --           518          0.6%          (36)        (0.1)%
                                                       --------    --------      --------     --------      --------     --------
          Total income tax expense (benefit) .....     $ 11,090        38.5%     $(35,191)       (37.0)%    $    (99)        (0.4)%
                                                       ========    ========      ========     ========      ========     ========

      Deferred income tax assets and liabilities as of December 31, 2000 and 2001 are as follows (in thousands):


                                                         2000               2001
                                                      ---------         ---------
Deferred tax liabilities:
  Depreciation ..............................         $   2,858         $   3,469
  Installment sales income ..................            95,014            95,027
                                                      ---------         ---------
          Total deferred tax liabilities ....            97,872            98,496

Deferred tax assets:
  Net operating loss carryforward ...........            92,522           107,718
  Impairment of long-lived assets ...........             3,211             5,307
  Alternative minimum tax credit ............             1,563             1,563
  Other .....................................               408               406
                                                      ---------         ---------
          Total deferred tax assets .........            97,704           114,994
                                                      ---------         ---------

          Net deferred tax liability (asset)                168           (16,498)
                                                      =========         =========

          Deferred tax asset reserve ........                --            16,498
                                                      ---------         ---------

          Net deferred tax liability ........         $     168         $      --
                                                      =========         =========

      The Company reports substantially all Vacation Interval sales, which it finances, on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2001.

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

      The net operating losses ("NOL") expire between 2007 through 2021. Realization of the deferred tax assets arising from NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL as a result of normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

      Due to the Exchange Offer described in Note 3, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") has occurred. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit the use of the Company's minimum tax credit, described above, as provided in Section 383 of the Code.

      The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2001 (in thousands):


                                EXPIRATION DATES
                                ----------------
     2007 .....................................................         $    315
     2008 .....................................................               --
     2009 .....................................................            1,385
     2010 .....................................................            5,353
     2011 .....................................................            3,831
     2012 .....................................................           19,213
     2018 .....................................................           36,372
     2019 .....................................................           57,853
     2020 .....................................................          132,078
     2021 .....................................................           23,383
                                                                        --------
                                                                        $279,783
                                                                        ========

10. DEBT

      Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2000 and 2001 are as follows (in thousands):


                                                                                                               DECEMBER 31,
                                                                                                        -------------------------
                                                                                                          2000             2001
                                                                                                        --------         --------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003) ......................................................         $ 23,049         $ 15,969

$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   December 31, 2001; additional draws are no longer available under this
   facility) ..................................................................................           41,319           35,614

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001) ....................................................               --            9,468

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate of 8%; both facilities mature
   March 2007) ................................................................................           57,133           71,072



$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   LIBOR plus 2.67% (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3%
   with a 6% floor and a $14.9 million term loan with an interest rate of 8%;
   both facilities mature March 2007) .........................................................           74,101           69,734

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan with an interest rate of 8%; both facilities mature March
   2007) ......................................................................................               --           10,200

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of December 31, 2001) (revolving under forbearance at December 31,
   2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of
   Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with an interest rate of 8%; both facilities mature March
   2007)
                                                                                                          41,817           54,641

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under
   forbearance at December 31, 2001) ..........................................................            9,936            9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR
   plus 3.25% (revolving under forbearance at December 31, 2001) ..............................            8,175            9,375

Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0% .........................            4,044            3,227
                                                                                                        --------         --------
          Total notes payable .................................................................          259,574          289,236
Capital lease obligations .....................................................................           11,023            5,220
                                                                                                        --------         --------
          Total notes payable and capital lease obligations ...................................          270,597          294,456

10 1/2% senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt
   restructuring described in Note 3) .........................................................           66,700           66,700
                                                                                                        --------         --------
          Total ...............................................................................         $337,297         $361,156
                                                                                                        ========         ========

      At December 31, 2001, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 5.0%.

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

      Upon completion of the debt restructuring described in Note 3, the operating covenants described at (i) above were replaced by new operating covenants that require that the Company maintain a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. As of September 30, 2002, the Company was in compliance with these operating covenants. However, such future results cannot be assured.

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

      The Company has developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, the Company considers the customer account to be current. Under the Company's notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2000 and 2001, a total of $30.5 million and $53.3 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2000 and 2001, approximately $20.6 million and $247,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

      Principal maturities of notes payable, capital lease obligations, and senior subordinated notes, including acceleration of loans in default, are as follows at December 31, 2001 (in thousands):

2002......................................................   $   356,075
2003......................................................         1,620
2004......................................................         1,493
2005......................................................           635
2006......................................................           436
Thereafter................................................           897
                                                             -----------
          Total...........................................   $   361,156
                                                             ===========

      Considering the debt restructuring described in Note 3, principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2001 (in thousands):



2002.................................................            $   123,063
2003.................................................                 64,545
2004.................................................                 56,280
2005.................................................                 48,834
2006.................................................                 48,060
Thereafter...........................................                 20,374
                                                                 -----------
          Total......................................            $   361,156
                                                                 ===========

      Total interest expense for the years ended December 31, 1999, 2000, and 2001 was $16.8 million, $32.8 million, and $35.0 million, respectively. Interest of $2.7 million, $2.0 million, and $1.2 million was capitalized during the years ended December 31, 1999, 2000, and 2001, respectively.

      As of December 31, 2001, eligible customer notes receivable with a face amount of $319.0 million and interval inventory of $19.3 million were pledged as collateral.

11. COMMITMENTS AND CONTINGENCIES

      In 2000, operating, general and administrative expense includes $3.5 million related to lawsuit settlements.

      The homeowners associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. During 2000, the Company incurred $1.3 million to correct a portion of the problems alleged by the plaintiffs and has not accrued any additional costs. At this time, the Company cannot predict the final outcome of these claims and cannot estimate the additional costs it could incur.

      In October 2001, a class action was filed against the Company by plaintiffs who purchased Vacation Intervals from the Company. The plaintiffs allege that the Company failed to deliver them complete copies of the contracts for the purchase of Vacation Intervals as they did not receive a complete legal description of the resort. The plaintiffs further claim that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to maintenance fees charged by the Company to its Vacation Interval owners. The petition alleges actual damages of $34.5 million plus consequential damages of an unspecified amount, as well as all attorneys' fees, expenses, and costs. The Company intends to vigorously defend against the claims and believes it has several defenses. The Company has not yet fully assessed the claims, and accordingly has not recorded an accrual for this case.

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

      The Company has entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 1999, 2000, and 2001 was $8.0 million, $10.2 million, and $3.6 million, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2001 (in thousands):

                                                        CAPITAL          OPERATING
                                                        LEASES            LEASES
                                                        ------            ------
2002 ..........................................         $ 3,172          $ 2,083
2003 ..........................................           1,399            1,889
2004 ..........................................           1,201            1,542
2005 ..........................................             238            1,443
2006 ..........................................               3            1,409
Thereafter ....................................              --            3,300
                                                        -------          -------
Total minimum future lease payments ...........           6,013          $11,666
                                                                         =======
Less amounts representing interest ............            (793)
                                                        -------
Present value of future minimum lease payments          $ 5,220
                                                        =======

      Equipment acquired under capital leases consists of the following at December 31, 2000 and 2001 (in thousands):


                                                       2000               2001
                                                     --------          --------
Amount of equipment under capital leases ........    $ 19,260          $ 15,463
Less accumulated depreciation ...................      (6,623)           (8,261)
                                                     --------          --------
                                                     $ 12,637          $  7,202
                                                     ========          ========

      During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2001, Silverleaf Club's related note payable balance was $1.7 million.

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

      As of December 31, 2001, the Company had construction commitments of approximately $7.8 million.

12. EQUITY

      The Company's stock option plan provides for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the Board of Directors of the Company. The Company has reserved 1,600,000 shares of common stock for issuance pursuant to its stock option plan.

      Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $3.59 to $25.50 per share and expire 10 years from the date of grant.

      Stock option transactions during 1999, 2000, and 2001 are summarized as follows:

                                                  1999                            2000                           2001
                                        ------------------------------  -----------------------------  ---------------------------
                                                           WEIGHTED                      WEIGHTED                      WEIGHTED
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                          NUMBER           EXERCISE       NUMBER         EXERCISE       NUMBER         EXERCISE
                                         OF SHARES     PRICE PER SHARE   OF SHARES    PRICE PER SHARE  OF SHARES   PRICE PER SHARE
                                        ----------     ---------------  ----------    ---------------  ----------  ---------------
Options outstanding, beginning of year   1,280,000       $    17.63      1,477,000      $    15.64      1,551,000     $    14.45
Granted ..............................     295,500       $     7.58        137,000      $     3.70             --     $       --
Exercised ............................          --               --             --              --             --             --
Forfeited ............................     (98,500)      $    17.65        (63,000)     $    18.97       (472,500)    $    15.29
                                        ----------       ----------     ----------      ----------     ----------     ----------
Options outstanding, end of year .....   1,477,000       $    15.64      1,551,000      $    14.45      1,078,500     $    14.08
                                        ==========       ==========     ==========      ==========     ==========     ==========

Exercisable, end of year .............     471,125       $    17.46        807,125      $    16.54        807,875     $    15.33
                                        ==========       ==========     ==========      ==========     ==========     ==========


      For stock options outstanding at December 31, 2001:

                                                       WEIGHTED          WEIGHTED             WEIGHTED
                                                        AVERAGE           AVERAGE              AVERAGE
                                         NUMBER       FAIR VALUE    EXERCISE PRICE PER        REMAINING
     RANGE OF EXERCISE PRICES           OF SHARES     PER OPTION           SHARE            LIFE IN YEARS
---------------------------------     ------------  --------------  ------------------      -------------
$3.59 - $25.50 .................        1,078,500       $12.40            $14.08                   7.0

      The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1999, 2000, and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):



                                                                                  YEAR ENDED          YEAR ENDED      YEAR ENDED
                                                                                 DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                                                     1999                2000            2001
                                                                              -----------------   -----------------   -----------
Net income (loss) -- as reported...........................................     $   17,711          $  (59,880)        $  (27,209)
Net income (loss) -- pro forma.............................................         15,877             (62,076)           (27,900)

Net income (loss) per share -- as reported: Basic..........................           1.37               (4.65)             (2.11)
Net income (loss) per share -- as reported: Diluted........................           1.37               (4.65)             (2.11)

Net income (loss) per share -- pro forma: Basic............................           1.23               (4.82)             (2.16)
Net income (loss) per share -- pro forma: Diluted..........................           1.23               (4.82)             (2.16)

      The weighted average fair value per common stock option granted during 1999 and 2000 were $6.82 and $3.42, respectively. There were no stock options granted in 2001. The fair value of the stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 120.8% to 146.0% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 6.5%, expected life of 7 years for all grants, and no distribution yield for all grants.

13. RELATED PARTY TRANSACTIONS

      Each timeshare owners association has entered into a management agreement, which authorizes the Management Clubs to manage the resorts. The Management Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 15% of dues collected for owners associations within Crown Club or the net income of each Management Club. However, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding year(s), subject again to the net income limitation. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements that have terms of two to five years with a minimum of two renewal options remaining. During the years ended December 31, 1999, 2000, and 2001, the Company recorded management fees of $2.8 million, $462,000, and $2.5 million, respectively, in management fee income.

      The direct expenses of operating the resorts are paid by the Management Clubs. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation charge is generated and paid by the Company to the Management Clubs. During the years ended December 31, 1999, 2000, and 2001, the Company incurred $10.3 million, $155,000, and $147,000, respectively, of expenses under these agreements. As of January 1, 2000, certain employees were transferred from the Management Clubs to the Company. Hence, the allocation of overhead from the Management Clubs to the Company was substantially reduced in 2000. As a result of the payroll changes implemented January 1, 2000, the Company allocated overhead to the Management Clubs of $1.7 million and $1.7 million during the years ended December 31, 2000 and 2001, respectively.

      The following schedule represents amounts due from (to) affiliates at December 31, 2000 and 2001 (in thousands):

                                                                                                  DECEMBER 31,
                                                                                               2000          2001
                                                                                            ---------     ---------

Timeshare owners associations and other, net..........................................      $     216     $     102
Amount due from Silverleaf Club.......................................................             --         1,555
Amount due from Crown Club............................................................            455           577
                                                                                            ---------     ---------
          Total amounts due from affiliates...........................................      $     671     $   2,234
                                                                                            =========     =========

Amount due to Silverleaf Club.........................................................            689           261
Amount due to SPE.....................................................................          2,596           304
                                                                                            ---------     ---------
          Total amounts due to affiliates.............................................      $   3,285     $     565
                                                                                            =========     =========

      In December 2000, the Company wrote-off its receivable from Silverleaf Club and incurred a charge of $7.5 million. At December 31, 2000, due to liquidity concerns and the planned reduction in future sales, the Company anticipated that future membership dues would not be sufficient to pay down the receivable. Hence, the Company's Board of Directors approved the write-off of this amount.

      During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2001, Silverleaf Club's related note payable balance was $1.7 million.

      At December 31, 2000, the amount due to SPE primarily relates to upgrades of sold notes receivable, which was subsequently paid. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

      An affiliate of a director of the Company is entitled to a 10% net profits interest from sales of certain land in Mississippi. During 2000, the affiliate of the director was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $17,286 to the affiliate. As of December 31, 2001, the Company owns approximately 11 acres of land that is subject to this net profits interest.

      In 1997, the Company entered into a ten-year lease agreement with a principal shareholder who is the CEO of the Company for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land. These property taxes were approximately $7,500 for the year ended December 31, 2001. The lease has four renewal options of ten years at the option of the lessee.

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

      In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee's condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and paid $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee's former architectural firm $246,000 during 1998 for architectural services rendered to the Company.

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

      The estimated fair value of the Company's $66.7 million senior subordinated notes at December 31, 2001 was approximately $41.8 million, based on the market value of notes exchanged in the Exchange Offer described in Note
3. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed. As described in Note 3, the majority of the $66.7 million senior subordinated notes were converted to common stock and a new class of senior subordinated notes on May 2, 2002.

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

16. SUBSIDIARY GUARANTEES

      All subsidiaries of the Company, except SF1, have guaranteed the $66.7 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because management determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During 2000, the Company liquidated several subsidiaries with nominal operations.

      Combined summarized operating results of the Guarantor Subsidiaries for the years ended December 31, 1999, 2000, and 2001, are as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                 1999                2000                 2001
                                                             -----------          -----------         -----------
Revenues ...........................................         $        56          $        --         $        --
Expenses ...........................................                 (89)                  --                  --
                                                             -----------          -----------         -----------
Loss from continuing operations, before income taxes         $       (33)         $        --         $        --
Income taxes .......................................                  13                   --                  --
                                                             -----------          -----------         -----------
Net loss ...........................................         $       (20)         $        --         $        --
                                                             ===========          ===========         ===========

      Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2000 and 2001, is as follows (in thousands):

                                                                        DECEMBER 31,
                                                                   --------------------
                                                                    2000           2001
                                                                   ------         ------
Other assets .............................................         $    1         $    1
                                                                   ------         ------
          Total assets ...................................         $    1         $    1
                                                                   ======         ======
Investment by parent (includes equity and amounts due to
  parent) ................................................         $    1         $    1
                                                                   ------         ------
          Total liabilities and equity ...................         $    1         $    1
                                                                   ======         ======

17. 401(k) PLAN

      Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) plan (the "Plan"), a qualified defined contribution retirement plan, covering employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, it may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 1999, 2000, and 2001.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data for 2000 and 2001 is set forth below in thousands, except per share amounts.

                                                                       FIRST          SECOND          THIRD       FOURTH
                                                                      QUARTER         QUARTER        QUARTER      QUARTER
                                                                    ============    ===========    ===========   =========
Total revenues
    2001 ......................................................     $     61,828    $    48,611    $    44,339   $  36,555
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $     65,393    $    70,882    $    81,034   $  68,526
                                                                    ============    ===========    ===========   =========
Total costs and operating expenses
    2001 ......................................................     $     70,244    $    56,591    $    50,888   $  40,918
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $     62,909    $    75,033    $   103,086   $ 143,333
                                                                    ============    ===========    ===========   =========
Income (loss) before extraordinary item
    2001 ......................................................     $     (8,367)   $    (7,930)   $    (6,499)  $ ( 4,413)
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $      1,564    $    (2,607)   $   (13,888)  $ (47,074)
                                                                    ============    ===========    ===========   =========
Net income (loss)
    2001 ......................................................     $     (8,367)   $    (7,930)   $    (6,499)  $ ( 4,413)
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $      1,564    $    (2,291)   $   (13,888)  $ (45,265)
                                                                    ============    ===========    ===========   =========
Income (loss) before extraordinary item per common share:
    basic and diluted
    2001 ......................................................     $      (0.65)   $     (0.62)   $      (.50)  $    (.34)
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $       0.12    $     (0.20)   $     (1.08)  $   (3.65)
                                                                    ============    ===========    ===========   =========
Net income (loss) per common share: basic and diluted
    2001 ......................................................     $      (0.65)   $     (0.62)   $      (.50)  $    (.34)
                                                                    ============    ===========    ===========   =========
    2000 ......................................................     $       0.12    $     (0.18)   $     (1.08)  $   (3.51)
                                                                    ============    ===========    ===========   =========

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

19.  SUBSEQUENT EVENTS

      In February 2002, a class action was filed against the Company by a couple who purchased a Vacation Interval from the Company. The plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate, and that such fee constituted a partial prepayment that should have been credited against their note. The petition seeks recovery of the $275 document preparation fee, $825 of treble damages, and injunctions preventing the Company from engaging in such practices. The Company has not yet fully assessed the claims and has not recorded a an accrual for this case.

      In May 2002, the Company completed the restructuring of its debt as described in Note 3.

      During 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  DESCRIPTIONS
-------                 ------------
*99.1             --    Certification of CEO Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

*99.2             --    Certification of CFO Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002