Form 10-Q
period 2002-03-31
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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

                                EXPLANATORY NOTE

On November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission: (i) Forms 10-Q for the quarterly periods ended June 30, 2002 and March 31, 2002; (ii) Forms 10-K for the years ended December 31, 2001 and December 31, 2000; (iii) Forms 10-Q for the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001; and (iv) Forms 10-Q/A for the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000. The disclosures contained in this Form 10-Q for the quarter ended March 31, 2002 should be read in conjunction with the other SEC reports described above also filed on November 19, 2002.

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

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION (Unaudited)

Item 1. Condensed Consolidated Statements of Income for the three months
            ended March 31, 2002 and 2001 ..................................    3

            Condensed Consolidated Balance Sheets as of March 31, 2002 and
            December 31, 2001 ..............................................    4

            Condensed Consolidated Statement of Shareholders' Equity for the
            three months ended March 31, 2002 ..............................    5

            Condensed Consolidated Statements of Cash Flows for the three
            months ended March 31, 2002 and 2001 ...........................    6

            Notes to the Condensed Consolidated Financial Statements .......    7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................   12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .....   17

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..............................................   17

Item 3.     Defaults Upon Senior Securities ................................   18

Item 6.     Exhibits and Reports on Form 8-K ...............................   18

            Signatures .....................................................   18

PART I:  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS


                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                      March 31,
                                                           ---------------------------------
                                                                2002              2001
                                                           ---------------   ---------------
REVENUES:
     Vacation Interval sales                                     $ 29,439          $ 49,830
     Sampler sales                                                  1,323             1,042
                                                           ---------------   ---------------
       Total sales                                                 30,762            50,872

     Interest income                                               10,385            10,055
     Management fee income                                            166                41
     Other income                                                     770               860
                                                           ---------------   ---------------

               Total revenues                                      42,083            61,828

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                                5,520             9,449
     Sales and marketing                                           15,755            28,808
     Provision for uncollectible notes                              5,888            10,838
     Operating, general and administrative                          8,782             8,068
     Depreciation and amortization                                  1,269             1,903
     Interest expense and lender fees                               6,968             8,393
     Impairment loss of long-lived assets                               -             2,785
                                                           ---------------   ---------------
               Total costs and operating expenses                  44,182            70,244
     Loss before (provision) benefit for income taxes              (2,099)           (8,416)
     (Provision) benefit for income taxes                              (1)               49
                                                           ---------------   ---------------
NET LOSS                                                         $ (2,100)         $ (8,367)
                                                           ===============   ===============
BASIC AND DILUTED EARNINGS PER SHARE:
     Net loss                                                     $ (0.16)          $ (0.65)
                                                           ===============   ===============
WEIGHTED AVERAGE BASIC AND DILUTED
     SHARES OUTSTANDING:                                       12,889,417        12,889,417
                                                           ===============   ===============


           See notes to condensed consolidated financial statements.

                 SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share amounts)
                               (Unaudited)



                                                                               March 31,           December 31,
  ASSETS                                                                         2002                   2001
                                                                             --------------     ----------------------
Cash and cash equivalents                                                          $ 2,618                    $ 6,204
Restricted cash                                                                      3,284                      4,721
Notes receivable, net of allowance for uncollectible notes of
   $47,062 and $54,744, respectively                                               278,213                    278,592
Accrued interest receivable                                                          2,471                      2,572
Investment in Special Purpose Entity                                                 4,998                      4,793
Amounts due from affiliates                                                            688                      2,234
Inventories                                                                        105,326                    105,275
Land, equipment, buildings, and utilities, net                                      36,654                     37,331
Income taxes receivable                                                                164                        164
Land held for sale                                                                   5,161                      5,161
Prepaid and other assets                                                            11,858                     11,053
                                                                             --------------     ----------------------

               TOTAL ASSETS                                                       $451,435                  $ 458,100
                                                                             ==============     ======================


      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                                             $ 10,026                    $ 9,203
Accrued interest payable                                                            12,767                     10,749
Amounts due to affiliates                                                              867                        565
Unearned revenues                                                                    4,586                      5,500
Notes payable and capital lease obligations                                        287,662                    294,456
Senior subordinated notes                                                           66,700                     66,700
                                                                             --------------     ----------------------

               Total Liabilities                                                   382,608                    387,173
                                                                             --------------     ----------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 13,311,517 shares issued, and
      12,889,417 shares outstanding                                                    133                        133
Additional paid-in capital                                                         109,339                    109,339
Retained deficit                                                                   (35,646)                   (33,546)
Treasury stock, at cost (422,100 shares)                                            (4,999)                    (4,999)
                                                                             --------------     ----------------------

               Total Shareholders' Equity                                           68,827                     70,927
                                                                             --------------     ----------------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $451,435                  $ 458,100
                                                                             ==============     ======================

         See notes to condensed consolidated financial statements.

                 SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                  Common Stock
                 --------------------------
                   Number of       $0.01        Additional
                     Shares         Par           Paid-in          Retained         Treasury Stock
                                                                                    -----------------------------
                     Issued        Value          Capital          Deficit              Shares          Cost         Total
                 --------------- ----------   ----------------  ---------------     --------------- ------------- ------------
January 1, 2002      13,311,517      $ 133          $ 109,339        $ (33,546)           (422,100)     $ (4,999)     $70,927

Net loss                      -          -                  -           (2,100)                  -             -       (2,100)
                 --------------- ----------   ----------------  ---------------     --------------- ------------- ------------

March 31, 2002       13,311,517      $ 133          $ 109,339        $ (35,646)           (422,100)     $ (4,999)     $68,827
                 =============== ==========   ================  ===============     =============== ============= ============


         See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                  2002            2001
                                                                              -------------   -------------
OPERATING ACTIVITIES:
     Net loss                                                                     $ (2,100)       $ (8,367)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Provision for uncollectible notes                                             5,888          10,838
       Depreciation and amortization                                                 1,269           1,903
       Deferred income taxes                                                             -             (49)
       Impairment loss of long-lived assets                                              -           2,785
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                             1,437            (820)
         Notes receivable                                                           (5,509)        (30,291)
         Accrued interest receivable                                                   101            (219)
         Investment in Special Purpose Entity                                         (205)          1,118
         Amounts due from affiliates                                                 1,848          (2,640)
         Inventories                                                                   (51)          1,608
         Land held for sale                                                              -              95
         Prepaid and other assets                                                      105          (3,010)
         Income tax receivable                                                           -              (5)
         Accounts payable and accrued expenses                                         823            (453)
         Accrued interest payable                                                    2,018           1,919
         Unearned revenues                                                            (914)           (502)
                                                                              -------------   -------------
            Net cash provided by (used in) operating activities                      4,710         (26,090)
                                                                              -------------   -------------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                           (593)           (922)
                                                                              -------------   -------------
            Net cash used in investing activities                                     (593)           (922)
                                                                              -------------   -------------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                            15,133          38,185
     Payments on borrowings to unaffiliated entities                               (22,836)        (13,267)
                                                                              -------------   -------------
            Net cash provided by (used in) financing activities                     (7,703)         24,918
                                                                              -------------   -------------

     Net change in cash and cash equivalents                                        (3,586)         (2,094)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                             6,204           6,800
                                                                              -------------   -------------

     End of period                                                                 $ 2,618         $ 4,706
                                                                              =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid, net of amounts capitalized                                     $ 4,013         $ 6,257

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:

     Land and equipment acquired under capital leases                              $     -         $   166


          See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

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

NOTE 3 - EARNINGS PER SHARE

For the three months ended March 31, 2002 and 2001, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling approximately 986,000 options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been non-dilutive for the three months ended March 31, 2002.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2002 was approximately 13.8%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.4 million and $1.4 million at March 31, 2001 and 2002, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of March 31, 2002, $1.2 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $62.3 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2001 and 2002 (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
Balance, beginning of period..........................    $ 54,744    $ 74,778
Provision for credit losses...........................       5,888      10,838
Receivables charged off...............................     (13,570)     (6,377)
                                                          --------    --------
Balance, end of period................................    $ 47,062    $ 79,239
                                                          ========    ========

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                         2002          2001
                                                                                         ----          ----
$60 million loan agreement, which contains certain financial covenants, due August
   2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   LIBOR plus 3.55% (additional draws are no longer available under this facility;
   upon the completion of the debt restructuring described in Note 2, maturity was   $     14,377   $    5,969
   extended to August 2003).....................................................
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at December
   31, 2001; additional draws are no longer available under this facility)......           32,748        35,614
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001)......................................            8,982         9,468
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December 31, 2001;
   upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3%
   with a 6% floor and a $15.1 million term loan with an interest rate of 8%; both
   facilities mature March 2007)................................................           71,055        71,072
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   December 31, 2001; upon completion of the debt restructuring described in
   Note 2, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an
   interest rate of 8%; both facilities mature March 2007).......................          69,517        69,734
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
   with an interest rate of 8%; both facilities mature March 2007)..............           9,992        10,200

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus 2.00% as of
   December 31, 2001) (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $10 million term loan with an interest rate
   of 8%; both facilities mature March 2007)...................................          53,373        54,641
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at December
   31, 2001)...................................................................           9,936         9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at December
   31, 2001)....................................................................          9,375         9,375
Various notes, due from January 2002 through November 2009, collateralized
     by various assets with interest rates ranging from 0.9% to 17.0%...........          3,836         3,227
                                                                                    -----------    ----------
          Total notes payable...................................................        283,191       289,236

Capital lease obligations.......................................................          4,471         5,220
                                                                                    -----------    ----------
          Total notes payable and capital lease obligations.....................        287,662       294,456
10 1/2%  senior subordinated notes, due 2008, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt
   restructuring described in Note 2)...........................................         66,700        66,700
                                                                                    -----------    ----------
           Total................................................................    $   354,362    $  361,156
                                                                                    ===========    ==========


At March 31, 2002, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 4.75%. At December 31, 2001, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 5.00%.

As of March 31, 2002, the Company was unable to make payments on accelerated balances due under the senior subordinated notes. The total interest due on these notes as of March 31, 2002 was $11.7 million.

NOTE 6 - SUBSIDIARY GUARANTEES

As of March 31, 2002, all subsidiaries of the Company have guaranteed the $66.7 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the three months ended March 31, 2002 and 2001, are as follows (in thousands):


                                                 March 31,
                                         -----------------------
                                            2002        2001
                                         -----------  ----------
               Revenues                   $ -         $ -

               Expenses                     -           -
                                         -----------  ----------

               Net loss                   $ -         $ -
                                         ===========  ==========

Combined summarized balance sheet information as of March 31, 2002 for the Guarantor Subsidiaries is as follows (in thousands):

                                               March 31,
                                                 2002
                                            ----------------
Other assets                                            $ 1
                                            ----------------

    Total assets                                        $ 1
                                            ================

Investment by parent (includes equity
  and amounts due to parent)                            $ 1
                                            ----------------

    Total liabilities and equity                        $ 1
                                            ================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

In the second and third quarters of 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

In May 2002, the Company completed the restructuring of its debt as described in
Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 2001.

The Company currently owns and/or operates 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 120,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         2002           2001
                                                       ----------    -----------
As a percentage of total revenues:

     Vacation Interval sales                               70.0%          80.6%
     Sampler sales                                          3.1%           1.7%
                                                       ----------    -----------
        Total sales                                        73.1%          82.3%

     Interest income                                       24.7%          16.2%
     Management fee income                                  0.4%           0.1%
     Other income                                           1.8%           1.4%
                                                       ----------    -----------
          Total revenues                                  100.0%         100.0%

As a percentage of Vacation Interval sales:

     Cost of Vacation Interval sales                       18.8%          19.0%
     Provision for uncollectible notes                     20.0%          21.7%

As a percentage of total sales:

     Sales and marketing                                   51.2%          56.6%

As a percentage of total revenues:

     Operating, general and administrative                 20.9%          13.0%
     Depreciation and amortization                          3.0%           3.1%

As a percentage of interest income:

     Interest expense and lender fees                      67.1%          83.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues

Revenues for the quarter ended March 31, 2002 were $42.1 million, representing a $19.7 million or 31.9% decrease over revenues of $61.8 million for the quarter ended March 31, 2001. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 45.9% to 1,904 in the first quarter of 2002 from 3,517 in the same period of 2001. The average price per interval increased 4.5% to $10,074 for the first quarter of 2002 versus $9,639 for the first quarter of 2001. Total interval sales for the first quarter of 2002 included 250 biennial intervals (counted as 125 Vacation Intervals) compared to 1,179 (590 Vacation Intervals) in the first quarter of 2001. During the first quarter of 2002, 2,186 in-house Vacation Intervals were sold at an average price of $4,693, compared to 3,926 in-house Vacation Intervals sold at an average price of $4,057 during the comparable 2001 period.

Sampler sales increased $281,000 to $1.3 million for the quarter ended March 31, 2002, compared to $1.0 million for the same period in 2001. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first quarter of 2002 relate to 2000 sales.

Interest income increased 3.3% to $10.4 million for the quarter ended March 31, 2002, from $10.1 million for the same period of 2001. This increase primarily resulted from improved collections on notes receivable as a result of an improved customer base due to new sales practices implemented in the third quarter of 2001.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income increased $125,000 to $166,000 for the first quarter of 2002, versus $41,000 for the first quarter of 2001.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $90,000 to $770,000 for the first quarter of 2002 compared to $860,000 for the same period of 2001. The decrease primarily relates to a $147,000 gain associated with the sale of land recognized in the first quarter of 2001 partially offset by increased golf course and pro shop income in 2002.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales remained fairly constant at 18.8% in the first quarter of 2002 versus 19.0% for the same period of 2001. The $3.9 million decrease in cost of sales in the first quarter of 2002 compared to the first quarter of 2001 was due to the decrease in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 51.2% for the quarter ended March 31, 2002, from 56.6% for the same period of 2001. The decrease is primarily attributable to the following cost saving measures implemented in 2001 as a result of the aforementioned liquidity issues: the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions.

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

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the first quarter of 2002 versus 21.7% for the same period of 2001.

Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001 and 2002. Management believes the high provision percentage remained necessary in 2002 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 18.5% for the first quarter of 2002, from 13.0% for the same period of 2001. Although the Company substantially reduced its corporate headcount in 2001 to align overhead with reduced sales levels, operating, general and administrative expense was $8.8 million for the first quarter of 2002, compared to $8.1 million for the same period of 2001. This was primarily due to $1.0 million of audit fees incurred in the first quarter of 2002 related to completion of the 2000 audit. Also, $676,000 of professional fees were incurred in the first quarter of 2002 associated with the restructuring of the Company compared to $283,000 of such costs incurred in the comparable 2001 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues remained fairly constant at 3.0% for the quarter ended March 31, 2002 versus 3.1% for the same quarter of 2001. Overall, depreciation and amortization expense decreased $634,000 for the first quarter of 2002, as compared to 2001, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.8 million in the first quarter of 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers and a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs. There was no impairment loss of long-lived assets during the first quarter of 2002.

Interest Expense

Interest expense as a percentage of interest income decreased to 67.1% for the first quarter of 2002, from 83.5% for the same period of 2001. This decrease is primarily the result of decreased interest expense related to decreased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing decreased to 6.6% in the first quarter of 2002 compared to 9.3% in the first quarter of 2001.

Loss before (Provision) Benefit for Income Taxes

Loss before (provision) benefit for income taxes decreased to $2.1 million for the quarter ended March 31, 2002, as compared to $8.4 million for the quarter ended March 31, 2001, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of loss before (provision) benefit for income taxes was a provision of 0.0% in the first quarter of 2002, as compared to a benefit of 0.6% for the first quarter of 2001. The effective income tax rate is the result of the 2001 and 2002 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Loss

Net loss decreased to $2.1 million for the quarter ended March 31, 2002, as compared to $8.4 million for the quarter ended March 31, 2001, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2002, the Company's operating activities reflected cash provided by operating activities of $4.7 million.

During the same period of 2001, the Company's operating activities reflected cash used in operating activities of $26.1 million. The increase in cash provided by operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2002.

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the three months ended March 31, 2002 and March 31, 2001 was $593,000 and $922,000, respectively. The decrease in net cash used in investing activities relates to a reduction in equipment purchases in 2002. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

During the three months ended March 31, 2002, net cash used in financing activities was $7.7 million compared to net cash provided by financing activities of $24.9 million in the comparable 2001 period. The decrease in cash provided by financing activities was primarily the result of reduced borrowings against pledged notes receivable in 2002. At March 31, 2002, the Company's revolving credit facilities provided for loans of up to $285.3 million of which approximately $280.5 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 2002, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.6%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. During 2001, the Company made no sales of notes receivable to the SPE. At March 31, 2002, the SPE held notes receivable totaling $45.2 million, with related borrowings of $39.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

In the second and third quarters of 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT reduces the future regular tax liability attributable to Vacation Interval sales, and creates a deferred tax asset. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. The Company's AMT loss for 2000 was decreased by such amount. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million during 2001 and $1.6 million in the third quarter of 2002 as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the three months ended March 31, 2002, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $279 million at March 31, 2002, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at March 31, 2002, on the Company's quarterly results of operations would be approximately $700,000. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10-1/2 % Senior Subordinated Notes due 2008 (the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the "Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes. At March 31, 2002, the Company was still unable to make any payments on the accelerated balances due under the Old Notes due to the payment blockage notice. The total interest arrearage on the $66.7 million in outstanding principal amount of the Old Notes was approximately $11.7 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed herewith.

      99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2002:

         Current Report on Form 8-K filed on March 18, 2002, relating to the commencement of an exchange offer directed to the holders of the Company's 10-1/2% senior subordinated notes and restatement of the Company's consolidated financial statements for 1998, 1999 and the first three quarters of 2000.

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

Dated:  November 19, 2002                 By: /s/  ROBERT E. MEAD
                                              ----------------------------------
                                                   Robert E. Mead
                                                Chairman of the Board and
                                                 Chief Executive Officer

Dated:  November 19, 2002                 By: /s/  HARRY J. WHITE, JR.
                                              ----------------------------------
                                                   Harry J. White, Jr.
                                                   Chief Financial Officer

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

Date:  November 19, 2002                  /s/ ROBERT E. MEAD
                                          --------------------------------------
                                          Robert E. Mead
                                          Chairman and Chief Executive Officer

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

Date:  November 19, 2002                  /s/ HARRY J. WHITE, JR.
                                          --------------------------------------
                                          Harry J. White, Jr.
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