Form 10-Q
period 2002-06-30
SILVERLEAF RESORTS INC
filed 2002-11-19
CIK 1033032

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


                  For the quarterly period ended June 30, 2002

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

                                EXPLANATORY NOTE

On November 19, 2002, the Company simultaneously filed the following delinquent and/or amended reports with the Securities and Exchange Commission: (i) Forms 10-Q for the quarterly periods ended June 30, 2002 and March 31, 2002; (ii) Forms 10-K for the years ended December 31, 2001 and December 31, 2000; (iii) Forms 10-Q for the quarterly periods ended September 30, 2001, June 30, 2001, and March 31, 2001; and (iv) Forms 10-Q/A for the quarterly periods ended September 30, 2000, June 30, 2000, and March 31, 2000. The disclosures contained in this Form 10-Q for the quarter ended June 30, 2002 should be read in conjunction with the other SEC reports described above also filed on November 19, 2002.

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

                            SILVERLEAF RESORTS, INC.

                                      INDEX


                                                                                 Page
                                                                                 ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2002 and 2001 .........................  3

            Condensed Consolidated Balance Sheets as of June 30, 2002 and
            December 31, 2001 ...................................................  4

            Condensed Consolidated Statement of Shareholders' Equity for the
            six months ended June 30, 2002 ......................................  5

            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2002 and 2001 .................................  6

            Notes to the Condensed Consolidated Financial Statements ............  7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................... 13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .......... 20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ................................................... 21

Item 2.     Changes in Securities and Use of Proceeds ........................... 21

Item 3.     Defaults Upon Senior Securities ..................................... 22

Item 4.     Submission of Matters to a Vote of Security Holders ................. 22

Item 6.     Exhibits and Reports on Form 8-K .................................... 22

            Signatures .......................................................... 23

PART I: FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS


                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                      June 30,
                                                         ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
REVENUES:
     Vacation Interval sales                             $     30,148    $     36,302    $     59,587    $     86,132
     Sampler sales                                                875             896           2,198           1,938
                                                         ------------    ------------    ------------    ------------
       Total sales                                             31,023          37,198          61,785          88,070

     Interest income                                            9,182          10,092          19,567          20,147
     Management fee income                                        783             193             948             234
     Other income                                               1,280           1,128           2,051           1,988
     Gain on sale of notes receivable                           4,484              --           4,484              --
                                                         ------------    ------------    ------------    ------------
               Total revenues                                  46,752          48,611          88,835         110,439

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                            5,485           6,966          11,005          16,415
     Sales and marketing                                       16,793          19,912          32,548          48,721
     Provision for uncollectible notes                          6,028           7,896          11,916          18,735
     Operating, general and administrative                      8,819           9,375          17,602          17,442
     Depreciation and amortization                              1,281           1,624           2,549           3,527
     Interest expense and lender fees                           6,114          10,720          13,082          19,112
     Impairment loss of long-lived assets                          --              98              --           2,883
                                                         ------------    ------------    ------------    ------------
               Total costs and operating expenses              44,520          56,591          88,702         126,835

     Income (loss) before (provision) benefit for
          income taxes and extraordinary item                   2,232          (7,980)            133         (16,396)
     (Provision) benefit for income taxes                         (40)             50             (41)             99
                                                         ------------    ------------    ------------    ------------

     Income (loss) before extraordinary item                    2,192          (7,930)             92         (16,297)
     Extraordinary gain on extinguishment of debt (net
          of income tax of $0)                                 17,885              --          17,885              --
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $     20,077    $     (7,930)   $     17,977    $    (16,297)
                                                         ============    ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item             $       0.08    $      (0.62)   $       0.01    $      (1.26)
     Extraordinary item                                          0.63              --            0.86              --
                                                         ------------    ------------    ------------    ------------
     Net income (loss)                                   $       0.71    $      (0.62)   $       0.87    $      (1.26)
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING:                 28,409,327      12,889,417      20,692,245      12,889,417
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING:               28,445,156      12,889,417      20,692,245      12,899,417
                                                         ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                            June 30,      December 31,
                                  ASSETS                                      2002            2001
                                                                          ------------    ------------
Cash and cash equivalents                                                 $      2,535    $      6,204
Restricted cash                                                                  3,097           4,721
Notes receivable, net of allowance for uncollectible notes of
   $39,504 and $54,744, respectively                                           236,637         278,592
Accrued interest receivable                                                      2,189           2,572
Investment in Special Purpose Entity                                             9,275           4,793
Amounts due from affiliates                                                      1,087           2,234
Inventories                                                                    102,516         105,275
Land, equipment, buildings, and utilities, net                                  35,092          37,331
Income taxes receivable                                                            164             164
Land held for sale                                                               5,161           5,161
Prepaid and other assets                                                         9,837          11,053
                                                                          ------------    ------------
         TOTAL ASSETS                                                     $    407,590    $    458,100
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                     $      6,434    $      9,203
Accrued interest payable                                                         1,234          10,749
Amounts due to affiliates                                                          677             565
Unearned revenues                                                                4,392           5,500
Notes payable and capital lease obligations                                    251,089         294,456
Senior subordinated notes                                                       46,961          66,700
                                                                          ------------    ------------
         Total Liabilities                                                     310,787         387,173
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 shares
     authorized, 37,249,006 and 13,311,517 shares issued, respectively,
     and 36,826,906 and 12,889,417 shares outstanding, respectively                373             133
Additional paid-in capital                                                     116,998         109,339
Retained deficit                                                               (15,569)        (33,546)
Treasury stock, at cost (422,100 shares)                                        (4,999)         (4,999)
                                                                          ------------    ------------
         Total Shareholders' Equity                                             96,803          70,927
                                                                          ------------    ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    407,590    $    458,100
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


                                 Common Stock
                           -----------------------
                           Number of      $0.01      Additional                     Treasury Stock
                             Shares        Par        Paid-in      Retained     ------------------------
                             Issued       Value       Capital       Deficit       Shares         Cost         Total
                           ----------   ----------   ----------   ----------    ----------    ----------    ----------

January 1, 2002            13,311,517   $      133   $  109,339   $  (33,546)     (422,100)   $   (4,999)   $   70,927

Issuance of common stock   23,937,489          240        7,659           --            --            --         7,899
Net income                         --           --           --       17,977            --            --        17,977
                           ----------   ----------   ----------   ----------    ----------    ----------    ----------

June 30, 2002              37,249,006   $      373   $  116,998   $  (15,569)     (422,100)   $   (4,999)   $   96,803
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                               2002        2001
                                                                             --------    --------
OPERATING ACTIVITIES:
     Net income (loss)                                                       $ 17,977    $(16,297)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Provision for uncollectible notes                                       11,916      18,735
       Gain on sale of notes receivable                                        (4,484)         --
       Depreciation and amortization                                            2,549       3,527
       Proceeds from sales of notes receivable                                 48,389          --
       Extraordinary gain on extinguishment of debt                           (17,885)         --
       Deferred income taxes                                                       --         (99)
       Impairment loss of long-lived assets                                        --       2,883
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                        1,624      (1,203)
         Notes receivable                                                     (12,810)    (39,079)
         Accrued interest receivable                                              383        (441)
         Investment in Special Purpose Entity                                  (4,482)        918
         Amounts due from affiliates                                            1,259      (2,528)
         Inventories                                                            1,703       3,143
         Land held for sale                                                        --          95
         Prepaid and other assets                                              (1,150)     (1,112)
         Income tax receivable                                                     --       6,928
         Accounts payable and accrued expenses                                 (2,769)     (4,828)
         Accrued interest payable                                               1,141       3,520
         Unearned revenues                                                     (1,108)     (1,737)
                                                                             --------    --------
            Net cash provided by (used in) operating activities                42,253     (27,575)
                                                                             --------    --------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                      (832)       (715)
                                                                             --------    --------
            Net cash used in investing activities                                (832)       (715)
                                                                             --------    --------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                       45,374      60,218
     Payments on borrowings to unaffiliated entities                          (90,464)    (32,968)
                                                                             --------    --------
            Net cash provided by (used in) financing activities               (45,090)     27,250
                                                                             --------    --------

     Net change in cash and cash equivalents                                   (3,669)     (1,040)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                        6,204       6,800
                                                                             --------    --------

     End of period                                                           $  2,535    $  5,760
                                                                             ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid, net of amounts capitalized                               $  9,794    $ 12,507
     Income taxes paid (refunds received)                                    $     --    $ (6,927)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:

     Land and equipment acquired under capital leases                        $     --    $    171
     Issuance of common stock                                                $  7,899    $     --
     Issuance of senior subordinated debt                                    $ 28,467    $     --
     Retirement of senior subordinated debt                                  $ 56,934    $     --


         See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and a positive net income. At June 30, 2002, the Company was compliant with each of these covenants. However, continued compliance in future periods cannot be assured. Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the third and fourth quarters of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%.

Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce to below 55% its fourth quarter ratio of sales and marketing expenses to sales, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. In that event, it would be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders.

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

NOTE 3 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001:

                                                        Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
                                                    --------------------------   -------------------------
                                                        2002           2001          2002          2001
                                                    -----------    -----------   -----------   -----------
Weighted average shares outstanding - basic          28,409,327     12,889,417    20,692,245    12,889,417
Issuance of shares from stock options exercisable       230,000             --            --            --
Repurchase of shares from stock options proceeds       (194,171)            --            --            --
                                                    -----------    -----------   -----------   -----------
Weighted average shares outstanding - diluted        28,445,156     12,889,417    20,692,245    12,889,417
                                                    ===========    ===========   ===========   ===========


For the six months ended June 30, 2002, and for the three and six months ended June 30, 2001, the weighted average shares outstanding assuming dilution was anti-dilutive. Outstanding stock options totaling approximately $1.4 million options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the six month period ended June 30, 2002.

For the six months ended June 30, 2002, and for the three and six months ended June 30, 2001, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling approximately 1.4 million options were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been non-dilutive for the six month period ended June 30, 2002.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2002 was approximately 14.0%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.5 million and $1.4 million at June 30, 2001 and 2002, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of June 30, 2002, $4.1 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $63.1 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2001 and 2002 (in thousands):

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                     --------------------    --------------------
                                        2002       2001        2002        2001
                                     --------    --------    --------    --------
Balance, beginning of period .....   $ 47,062    $ 79,239    $ 54,744    $ 74,778
Provision for credit losses ......      6,028       7,896      11,916      18,735
Receivables charged off ..........     (3,722)     (7,099)    (17,292)    (13,477)
Allowance related to notes sold ..     (9,864)         --      (9,864)         --
                                     --------    --------    --------    --------
Balance, end of period ...........   $ 39,504    $ 80,036    $ 39,504    $ 80,036
                                     ========    ========    ========    ========

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2002 and December 31, 2001 (in thousands):

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2002          2001
                                                                                       --------    -----------

$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in
   Note 2, maturity was extended to August 2003) ...................................   $ 12,825     $ 15,969

$70 million loan agreement, capacity reduced by amounts outstanding under the
  $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
  December 31, 2001; additional draws are no longer available under this
  facility) ........................................................................     30,066       35,614

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2002          2001
                                                                                       --------    -----------

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
  under forbearance at December 31, 2001) ..........................................      9,564        9,468

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
  31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate
  of 8%; both facilities mature March 2007) ........................................     46,034       71,072

$15.1 million term loan with an interest rate of 8%, maturing in March 2007 ........     15,043           --

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
  December 31, 2001; upon completion of the debt restructuring described in
  Note 2, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an
  interest rate of 8%; both facilities mature March 2007) ..........................     43,809       69,734

$14.9 million term loan with an interest rate of 8%, maturing in March 2007 ........     14,834           --

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
  31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
  with an interest rate of 8%; both facilities mature March 2007) ..................      7,152       10,200

$2.1 million term loan with an interest rate of 8%, maturing in March 2007 .........      2,131           --

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
  2.00% as of December 31, 2001) (revolving under forbearance at December 31,
  2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to
  $48 million, consisting of $38 million revolver with an interest rate of
  Federal Funds plus 2.75% with a 6% floor and a $10 million term loan with an
  interest rate of 8%; both facilities mature March 2007) ..........................     33,835       54,641

$11.5 million term loan with an interest rate of 8%, maturing in March 2007 ........      9,958           --

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at
  December 31, 2001) ...............................................................      9,936        9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at
   December 31, 2001) ..............................................................      9,375        9,375

Various notes, due from January 2002 through November 2009, collateralized
   by various assets with interest rates ranging from 0.9% to 17.0% ................      2,732        3,227
                                                                                       --------     --------
      Total notes payable ..........................................................    247,294      289,236
Capital lease obligations ..........................................................      3,795        5,220
                                                                                       --------     --------
      Total notes payable and capital lease obligations ............................    251,089      294,456

6.0% senior subordinated notes, due 2007, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries (see debt restructuring described in Note 2) ....    28,467           --

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt restructuring
  described in Note 2) .............................................................      9,766       66,700

Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (see debt restructuring
  described in Note 2) .............................................................      8,728           --
                                                                                       --------     --------
      Total senior subordinated notes...............................................     46,961       66,700
                                                                                       --------     --------
      Total.........................................................................   $298,050     $361,156
                                                                                       ========     ========

At June 30, 2002, LIBOR rates were from 1.84% to 2.03%, and the Prime rate was 4.75%. At December 31, 2001, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 5.00%.

In May 2002, the Company sold $58.7 million of notes receivable to the SPE and recognized pre-tax gains of $4.5 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $48.4 million, which was used to pay down borrowings under its revolving loan facilities.

NOTE 6 - SUBSIDIARY GUARANTEES

As of June 30, 2002, all subsidiaries of the Company have guaranteed the $47.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

Combined summarized operating results of the Guarantor Subsidiaries for the six months ended June 30, 2002 and 2001, are as follows (in thousands):

                                           June 30,
                                        --------------
                                         2002    2001
                                        ------  ------
Revenues                                $   --  $   --
                                        ------  ------
Expenses                                    --      --
                                        ------  ------
Net loss                                $   --  $   --
                                        ======  ======


Combined summarized balance sheet information as of June 30, 2002 for the Guarantor Subsidiaries is as follows (in thousands):


                                        June 30,
                                          2002
                                        --------
Other assets                             $    1
                                         ------
    Total assets                         $    1
                                         ======

Investment by parent (includes equity
  and amounts due to parent)             $    1
                                         ------

    Total liabilities and equity         $    1
                                         ======


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

NOTE 8 - SUBSEQUENT EVENTS

In the third quarter of 2002, the Company sold $10.6 million of notes receivable to the SPE and recognized pre-tax gains of $897,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $8.8 million, which was used to pay down borrowings under its revolving loan facilities.

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

The Company currently owns and/or operates 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 123,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.


                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                              ------------------      ----------------
                                               2002        2001        2002      2001
                                              ------      ------      ------    ------
As a percentage of total revenues:
     Vacation Interval sales                   64.5%        74.7%      67.1%     78.0%
     Sampler sales                              1.9%         1.8%       2.5%      1.8%
                                              -----        -----      -----     -----
        Total sales                            66.4%        76.5%      69.6%     79.8%

     Interest income                           19.6%        20.8%      22.0%     18.2%
     Management fee income                      1.7%         0.4%       1.1%      0.2%
     Other income                               2.7%         2.3%       2.3%      1.8%
     Gain on sale of notes receivable           9.6%         0.0%       5.0%      0.0%
                                              -----        -----      -----     -----
        Total revenues                        100.0%       100.0%     100.0%    100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales           18.2%        19.2%      18.5%     19.1%
     Provision for uncollectible notes         20.0%        21.8%      20.0%     21.8%

As a percentage of total sales:
     Sales and marketing                       54.1%        53.5%      52.7%     55.3%

As a percentage of total revenues:
     Operating, general and administrative     18.9%        19.3%      19.8%     15.8%
     Depreciation and amortization              2.7%         3.3%       2.9%      3.2%

As a percentage of interest income:
     Interest expense and lender fees          66.6%       106.2%      66.9%     94.9%


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

Revenues for the second quarter of 2002 were $46.8 million, representing a $1.9 million or 3.8% decrease from revenues of $48.6 million for the same period of 2001. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 26.6% to 1,825 in the second quarter of 2002 from 2,485 in the same period of 2001. The average price per interval increased 12.8% to $11,031 in the second quarter of 2002 versus $9,780 for the same period of 2001. Total interval sales for the three months ended June 30, 2002 included 250 biennial intervals (counted as 125 Vacation Intervals) compared to 746 (373 Vacation Intervals) in the three months ended June 30, 2001. During the second quarter of 2002, 2,045 in-house Vacation Intervals were sold at an average price of $4,898, compared to 2,783 in-house Vacation Intervals sold at an average price of $4,311 during the comparable 2001 period.

Sampler sales remained fairly constant at $875,000 for the three months ended June 30, 2002, compared to $896,000 for the same period in 2001. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the second quarter of 2002 relate to 2000 sales.

Interest income decreased 9.0% to $9.2 million for the quarter ended June 30, 2002, from $10.1 million for the same period of 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful accounts, in 2002 compared to 2001.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income increased $590,000 to $783,000 for the second quarter of 2002, versus $193,000 for the second quarter of 2001, due to decreased operating expenses at the management clubs in 2002 versus 2001.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $152,000 to $1.3 million for the quarter ended June 30, 2002, compared to $1.1 million for the same period of 2001. The increase primarily relates to increased golf course and pro shop income in 2002.

Gain on sale of notes receivable was $4.5 million for the second quarter of 2002, compared to $0 in the same period of 2001. This gain resulted from the sale of $58.7 million of notes receivable to the SPE in the second quarter of 2002. The SPE funded these purchases through advances under a credit agreement arranged for this purpose.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 18.2% for the second quarter of 2002 compared to 19.2% for the same period of 2001. The decrease primarily resulted from an increase in sales prices in 2002 compared to 2001. The $1.5 million decrease in cost of sales in the second quarter of 2002 compared to the same period of 2001 was due to the decrease in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 54.1% for the quarter ended June 30, 2002, from 53.5% for the same period of 2001. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to the substantial decrease in sales.

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

Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the third and fourth quarters of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%. Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce to below 55% its fourth quarter ratio of sales and marketing expenses to sales, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. In that event, it would be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the second quarter of 2002 compared to 21.8% for the same period of 2001. Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001 and 2002. Management believes the high provision percentage remained necessary in 2002 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 18.9% for the second quarter of 2002, from 19.3% for the same period of 2001. The Company substantially reduced its corporate headcount in 2001 to align overhead with the reduced sales levels. Professional fees incurred in the second quarter of 2002 related to the restructuring of the Company were $1.3 million compared to $1.4 million of similar charges in the same 2001 period.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.7% for the three months ended June 30, 2002 versus 3.3% for the same period of 2001. Overall, depreciation and amortization expense decreased $343,000 for the second quarter of 2002, as compared to 2001, primarily due to a general reduction in capital expenditures since 2000.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $98,000 in the second quarter of 2001, which consisted of a $54,000 write-down of land held for sale to its estimated sales price less estimated disposal costs and a $44,000 write-down of land to its estimated fair value. There was no impairment loss of long-lived assets during the second quarter of 2002.

Interest Expense

Interest expense as a percentage of interest income decreased to 66.6% for the three months ended June 30, 2002, from 106.2% for the same period of 2001. This decrease is primarily the result of decreased borrowings against pledged notes receivable, a decrease in the Company's weighted average cost of borrowing to 6.5% in the second quarter of 2002 from 8.4% in the second quarter of 2001, and $2.5 million of costs related to the restructuring of the Company's debt incurred in the second quarter of 2001.

Income (Loss) before (Provision) Benefit for Income Taxes and Extraordinary Item

Income (loss) before (provision) benefit for income taxes and extraordinary item increased to income of $2.2 million for the second quarter of 2002, as compared to a loss of $8.0 million for the second quarter of 2001, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of income (loss) before (provision) benefit for income taxes was a provision of 1.8% in the second quarter of 2002, as compared to a benefit of 0.6% for the same period of 2001. The effective income tax rate is the result of the 2001 and 2002 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

In connection with the restructuring of the Company's debt, completed in May 2002, the Company recognized an extraordinary gain of $17.9 million related to the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes. There were no extraordinary items in the second quarter of 2001.

Net Income (Loss)

Net income (loss) increased to income of $20.1 million for the three months ended June 30, 2002, as compared to a loss of $7.9 million for the same period of 2001, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

Revenues for the six months ended June 30, 2002 were $88.8 million, representing a $21.6 million or 19.6% decrease from revenues of $110.4 million for the six months ended June 30, 2001. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 37.9% to 3,729 in the first half of 2002 from 6,002 in the same period of 2001. The average price per interval increased 8.7% to $10,542 for the first half of 2002 versus $9,697 for the first half of 2001. Total interval sales for the first six months of 2002 included 762 biennial intervals (counted as 381 Vacation Intervals) compared to 1,925 (963 Vacation Intervals) in the first six months of 2001. During the first half of 2002, 4,231 in-house Vacation Intervals were sold at an average price of $4,792, compared to 6,709 in-house Vacation Intervals sold at an average price of $4,163 during the comparable 2001 period.

Sampler sales increased $260,000 to $2.2 million for the six months ended June 30, 2002, compared to $1.9 million for the same period in 2001. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first six months of 2002 relate to 2000 sales.

Interest income decreased 2.9% to $19.6 million for the six months ended June 30, 2002, from $20.1 million for the same period of 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful accounts, in 2002 compared to 2001.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income increased $714,000 to $948,000 for the first half of 2002, versus $234,000 for the first half of 2001, due to decreased operating expenses at the management clubs in 2002 versus 2001.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $63,000 to $2.1 million for the first six months of 2002 compared to $2.0 million for the same period of 2001. The increase primarily relates to increased golf course and pro shop income in 2002 partially offset by a $147,000 gain associated with the sale of land recognized in the first quarter of 2001.

Gain on sale of notes receivable was $4.5 million for the six months ended June 30, 2002, compared to $0 in the same period of 2001. This gain resulted from the sale of $58.7 million of notes receivable to the SPE in the second quarter of 2002. The SPE funded these purchases through advances under a credit agreement arranged for this purpose.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 18.5% for the first six months of 2002 compared to 19.1% for the same period of 2001. The decrease primarily resulted from an increase in sales prices in 2002 compared to 2001. The $5.4 million decrease in cost of sales in the first six months of 2002 compared to the same period of 2001 was due to the decrease in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 52.7% for the six months ended June 30, 2002, from 55.3% for the same period of 2001. The decrease is primarily attributable to the following cost saving measures implemented in 2001 as a result of the aforementioned liquidity issues: the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions.

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

Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the third and fourth quarters of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%. Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce to below 55% its fourth quarter ratio of sales and marketing expenses to sales, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. In that event, it would be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the first half of 2002 versus 21.8% for the same period of 2001. Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001 and 2002. Management believes the high provision percentage remained necessary in 2002 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 19.8% for the first six months of 2002, from 15.8% for the same period of 2001. Although the Company substantially reduced its corporate headcount in 2001 to align overhead with the reduced sales levels, operating, general and administrative expense remained fairly constant at $17.6 million during the first half of 2002 compared to $17.4 million for the same period of 2001. This was primarily due to $2.0 million of professional fees incurred in the first half of 2002 associated with the restructuring of the Company compared to $1.7 million of such costs incurred in the comparable 2001 period. In addition, the Company incurred $1.0 million in audit fees in the first quarter of 2002 related to the completion of the 2000 audit.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues was 2.9% for the six months ended June 30, 2002 compared to 3.2% for the same period of 2001. Overall, depreciation and amortization expense decreased $978,000 for the first half of 2002, as compared to 2001, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures since 2000.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.9 million in the first half of 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers and a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs. There was no impairment loss of long-lived assets during the first half of 2002.

Interest Expense

Interest expense as a percentage of interest income decreased to 66.9% for the first six months of 2002, from 94.9% for the same period of 2001. This decrease is primarily the result of decreased interest expense related to decreased borrowings against pledged notes receivable. Also, the Company's weighted average cost of borrowing decreased to 6.5% in the first half of 2002 compared to 8.9% in the first half of 2001.

Income (Loss) before (Provision) Benefit for Income Taxes and Extraordinary Item

Income (loss) before (provision) benefit for income taxes and extraordinary item increased to income of $133,000 for the first six months of 2002, as compared to a loss of $16.4 million for the first six months of 2001, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of income (loss) before (provision) benefit for income taxes was a provision of 30.8% in the first half of 2002, as compared to a benefit of 0.6% for the first half of 2001. The effective income tax rate is the result of the 2001 and 2002 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

In connection with the restructuring of the Company's debt, completed in May 2002, the Company recognized an extraordinary gain of $17.9 million related to the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes. There were no extraordinary items during the first six months of 2001.

Net Income (Loss)

Net income (loss) increased to income of $18.0 million for the first half of 2002, as compared to a loss of $16.3 million for the first half of 2001, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2002, the Company's operating activities reflected cash provided by operating activities of $42.3 million. During the same period of 2001, the Company's operating activities reflected cash used in operating activities of $27.6 million. The increase in cash provided by operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2002 and $48.4 million in proceeds from sales of notes receivable in 2002.

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $832,000 and $715,000, respectively. The increase in net cash used in investing activities relates to an increase in equipment purchases in 2002. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

During the six months ended June 30, 2002, net cash used in financing activities was $45.1 million compared to net cash provided by financing activities of $27.3 million in the same 2001 period. The decrease in cash provided by financing activities was the result of reduced borrowings against pledged notes receivable and increased payments on borrowings against pledged notes receivable in 2002. At June 30, 2002, the Company's revolving credit facilities provided for loans of up to $274.1 million of which approximately $245.6 million of principal and interest related to advances under the credit facilities was outstanding. For the six months ended June 30, 2002, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.5%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. During 2001, the Company made no sales of notes receivable to the SPE. In May 2002, the Company sold $58.7 million of notes receivable to the SPE and recognized pre-tax gains of $4.5 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $48.4 million, which was used to pay down borrowings under its revolving loan facilities.

At June 30, 2002, the SPE held notes receivable totaling $93.7 million, with related borrowings of $86.3 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

In the third quarter of 2002, the Company sold $10.6 million of notes receivable to the SPE and recognized pre-tax gains of $897,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $8.8 million, which was used to pay down borrowings under its revolving loan facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the six months ended June 30, 2002, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $245 million at June 30, 2002, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at June 30, 2002, on the Company's results of operations for the first six months of 2002 would be approximately $1.2 million. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 2, 2002, the Indenture (the "Old Indenture") for the Company's 10 1/2% Senior Subordinated Notes due 2008 (the "Old Notes") was amended and restated with the consent of the holders of approximately 85.36% of the outstanding principal balance of the Old Notes. These consensual amendments to the Old Indenture eliminated substantially all of the restrictive covenants and modified certain other provisions of the Old Indenture, including an amendment to permit the Exchange Notes to rank senior in right of payment to the Old Notes. The holders of the Old Notes also (i) consented to a rescission of the notice of acceleration of the maturity date of the Old Notes that occurred on May 22, 2001 and (ii) waived all events of default that had occurred under the Old Indenture prior to May 2, 2002.

On May 2, 2002, the Company issued $28,467,000 of its 6% Senior Subordinated Notes due 2007 ("Exchange Notes") and 23,937,489 shares of its common stock ("Exchange Shares") to holders of the Old Notes who tendered their Old Notes pursuant to the Exchange Offer dated March 15, 2002. The Exchange Notes and the Exchange Shares were issued by the Company in a transaction exclusively with existing security holders in accordance with the terms of the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. The Exchange Notes are senior in right of payment to the Old Notes.

For additional information about the effect of the Exchange Offer on the rights of holders of the Old Notes, see Part I, Item 1--Notes to Consolidated Condensed Financial Statements (Unaudited) at Note 2--Debt Restructuring beginning on page 7.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10 1/2% Senior Subordinated Notes due 2008 ( the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the " Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes.

On May 2, 2002, the Company completed an exchange offer (the "Exchange Offer") commenced on March 15, 2002 regarding the Old Notes. A total of $56,934,000 in principal amount of the Company's Old Notes (representing 85.36% of all Old Notes outstanding) were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 ("Exchange Notes") and 23,937,489 shares of the Company's common stock representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and a further payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's Old Notes were not tendered and remained outstanding at June 30, 2002.

As a condition of the Exchange Offer, the Company paid all past due interest to non-tendering holders of its Old Notes on May 2, 2002. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes which occurred in May 2001 was rescinded, and the original maturity date in 2008 for the Old Notes was reinstated effective as of May 2, 2002. Past due interest paid to nontendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued (the "Old Indenture") was also consensually amended effective as of May 2, 2002 as a part of the Exchange Offer. As a result of the Exchange Offer, the number of issued and outstanding shares of the Company's common stock increased from 12,889,417 on December 31, 2001 to 36,826,906 on May 2, 2002. At June 30, 2002, there were 36,826,906 shares of common stock outstanding.

As a condition of the Exchange Offer, the Company also completed amendments to its credit facilities with its principal senior lenders as well as amendments to a $100 million conduit facility through one of its unconsolidated subsidiaries. Finalization of the Exchange Offer and the amendment of its principal credit facilities effective as of May 2, 2002, marks the completion of the Company's debt restructuring plan announced on March 15, 2002, which was necessitated by severe liquidity problems first announced by the Company on February 27, 2001. As a part of the debt restructuring, the holders of the Company's Old Notes consented to a waiver by the Old Indenture Trustee of all events of default that existed under the Old Notes or the Old Indenture on or before May 2, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 2, 2002, the Company consummated an exchange offer ("Exchange Offer") with the holders of its 10 1/2% senior subordinated notes due 2008 ("Old Notes"). In connection with the Exchange Offer, the Company solicited consents from the holders of the Old Notes concerning, among other things, proposed amendments to the indenture dated April 1, 1998 under which the Old Notes were issued. The information required by this Item 4 regarding the consents sought by the Company from the holders of the Old Notes is incorporated by reference to the information concerning the Exchange Offer provided in Part II, Items 2 and 3 of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

   *4.1  -- Amended and Restated Indenture dated May 2, 2002, between the
            Company, Wells Fargo Bank Minnesota, National Association, as
            Trustee, and the Subsidiary Guarantors for the Company's 10 1/2%
            Senior Subordinated Notes due 2008.

   *4.2  -- Indenture dated May 2, 2002, between the Company, Wells Fargo Bank
            Minnesota, National Association, as Trustee, and the Subsidiary
            Guarantors for the Company's 6 % Senior Subordinated Notes due 2007.

   *4.3 -- Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000.

   *4.4  -- Subsidiary Guarantee dated May 2, 2002 by Awards Verification
            Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort
            Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf
            Berkshires, Inc., and eStarCommunications, Inc.

  *10.1  -- Second Amendment to Amended and Restated Receivables Loan and
            Security Agreement dated April 30, 20002 between the Company and
            Heller Financial, Inc.

  *10.2  -- Fourth Amendment to Second Amended and Restated Inventory Loan and
            Security Agreement dated April 30, 2002. and Heller Financial, Inc.

  *10.3  -- Amended and Restated Revolving Credit Agreement dated as of April
            30, 2002 between the Company and Sovereign Bank, as Agent, and
            Liberty Bank.

  *10.4  -- Amended And Restated Loan, Security And Agency Agreement (Tranche
            A), dated as of April 30, 2002, by and among the Company, Textron
            Financial Corporation, as a Lender and as facility agent and collateral agent.

  *10.5  -- Amended And Restated Loan, Security And Agency Agreement (Tranche
            B), dated as of April 30, 2002, by and among the Company, Textron
            Financial Corporation and Bank of Scotland, as Lenders and Textron
            Financial Corporation, as and collateral agent ("Agent").

  *10.6 -- First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation

  *10.7  -- This Second Amendment To Loan And Security Agreement dated as of
            April 30, 2002 by and between the Company and Textron Financial
            Corporation.

  *10.8 -- Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf Finance I, Inc., as the
            Borrower, the Company, as the Servicer, Autobahn Funding Company
            LLC, as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank,
            Frankfurt AM Main, as the Agent, U.S. Bank Trust National
            Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
            National Association, as the Backup Servicer.

  *10.9  -- Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And
            Contribution Agreement dated as of October 30, 2000 between the Company and Silverleaf Finance I, Inc.

 *10.10  -- Employment Agreement dated April 18, 2002 between the Company and
            Sharon K. Brayfield

   16.1  -- Letter from Deloitte & Touche, LLP to the Securities and Exchange
            Commission dated June 25, 2002 (incorporated by reference to Exhibit
            16.1 of the Registrant's Form 8-K filed on June 26, 2002).

  *99.1  -- Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

  *99.2  -- Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.

* Filed herewith

---------

    (b)  Reports on Form 8-K

         The Company filed the following Current Reports on Form 10-Q for the quarter ending June 30, 2002:

         Current Report on Form 8-K filed with the SEC on May 3, 2002 announcing the consumption of the Company's debt restructuring plan, including its exchange offer with the holders of its 10 1/2% senior subordinated notes.

         Current Report on Form 8-K filed with the SEC on June 26, 2002 announcing a change in auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2002                       By: /s/ ROBERT E. MEAD
                                                   -----------------------
                                                        Robert E. Mead
                                                  Chairman of the Board and
                                                   Chief Executive Officer

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



Date:  Novemmber 19, 2002                 /s/ HARRY J. WHITE, JR.
                                          ------------------------------------
                                          Harry J. White, Jr.
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION
-----------   -----------
  4.1         Amended and Restated Indenture dated May 2, 2002, between the
              Company, Wells Fargo Bank Minnesota, National Association, as
              Trustee, and the Subsidiary Guarantors for the Company's 10 1/2%
              Senior Subordinated Notes due 2008.

  4.2         Indenture dated May 2, 2002, between the Company, Wells Fargo Bank
              Minnesota, National Association, as Trustee, and the Subsidiary
              Guarantors for the Company's 6% Senior Subordinated Notes due 2007.

  4.3 Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000.

  4.4         Subsidiary Guarantee dated May 2, 2002 by Awards Verification
              Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort
              Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf
              Berkshires, Inc., and eStarCommunications, Inc.

 10.1         Second Amendment to Amended and Restated Receivables Loan and
              Security Agreement dated April 30, 20002 between the Company and
              Heller Financial, Inc.

 10.2         Fourth Amendment to Second Amended and Restated Inventory Loan and
              Security Agreement dated April 30, 2002. and Heller Financial, Inc.

 10.3         Amended and Restated Revolving Credit Agreement dated as of April
              30, 2002 between the Company and Sovereign Bank, as Agent, and
              Liberty Bank.

 10.4         Amended And Restated Loan, Security And Agency Agreement (Tranche
              A), dated as of April 30, 2002, by and among the Company, Textron
              Financial Corporation, as a Lender and as facility agent and collateral agent.

 10.5         Amended And Restated Loan, Security And Agency Agreement (Tranche
              B), dated as of April 30, 2002, by and among the Company, Textron
              Financial Corporation and Bank of Scotland, as Lenders and Textron
              Financial Corporation, as and collateral agent ("Agent").

 10.6 First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation.

 10.7         This Second Amendment To Loan And Security Agreement dated as of
              April 30, 2002 by and between the Company and Textron Financial
              Corporation.

 10.8 Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf Finance I, Inc., as the
              Borrower, the Company, as the Servicer, Autobahn Funding Company
              LLC, as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank,
              Frankfurt AM Main, as the Agent, U.S. Bank Trust National
              Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
              National Association, as the Backup Servicer.

 10.9         Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And
              Contribution Agreement dated as of October 30, 2000 between the Company and Silverleaf Finance I, Inc.

10.10         Employment Agreement dated April 18, 2002 between the Company and
              Sharon K. Brayfield.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
 16.1         Letter from Deloitte & Touche, LLP to the Securities and Exchange
              Commission dated June 25, 2002 (incorporated by reference to
              Exhibit 16.1 of the Registrant's Form 8-K filed on June 26, 2002).

 99.1         Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

 99.2         Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.