Form 10-Q
period 2002-09-30
SILVERLEAF RESORTS INC
filed 2002-11-25
CIK 1033032

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


                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 22, 2002: 36,826,906

================================================================================

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS" AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 34 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.      FINANCIAL INFORMATION (Unaudited)

Item 1.      Condensed Consolidated Statements of Income for the three months
             and nine months ended September 30, 2002 and 2001 ...........................      2

             Condensed Consolidated Balance Sheets as of September 30, 2002
             and December 31, 2001 (Audited) .............................................      3

             Condensed Consolidated Statement of Shareholders' Equity for the
             nine months ended September 30, 2002 ........................................      4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2002 and 2001 ....................................      5

             Notes to the Condensed Consolidated Financial Statements ....................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations .......................................................     12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk ..................     19

Item 4.      Controls and Procedures .....................................................     20

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ...........................................................     21

Item 2.      Changes in Securities and Use of Proceeds ...................................     21

Item 3.      Defaults Upon Senior Securities .............................................     22

Item 4.      Submission of Matters to a Vote of Security Holders .........................     22

Item 6.      Exhibits and Reports on Form 8-K ............................................     22

             Signatures ..................................................................     23

PART I: FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                                 -----------------------------      -----------------------------
                                                                     2002             2001              2002             2001
                                                                 ------------     ------------      ------------     ------------
REVENUES:
     Vacation Interval sales                                     $     32,179     $     31,338      $     91,766     $    117,470
     Sampler sales                                                        848              950             3,046            2,888
                                                                 ------------     ------------      ------------     ------------
       Total sales                                                     33,027           32,288            94,812          120,358

     Interest income                                                    9,056           10,616            28,624           30,762
     Management fee income                                                483              159             1,431              393
     Other income                                                       1,569            1,276             3,620            3,264
     Gain on sale of notes receivable                                     897               --             5,381               --
                                                                 ------------     ------------      ------------     ------------

               Total revenues                                          45,032           44,339           133,868          154,777

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                                    5,828            6,549            16,832           22,964
     Sales and marketing                                               17,288           15,955            49,837           64,675
     Provision for uncollectible notes                                  6,436            6,816            18,352           25,551
     Operating, general and administrative                              7,296            8,782            24,898           26,224
     Depreciation and amortization                                      1,248            1,607             3,797            5,132
     Interest expense and lender fees                                   4,612            8,620            17,694           27,733
     Impairment loss of long-lived assets                                  --            2,559                --            5,443
                                                                 ------------     ------------      ------------     ------------

               Total costs and operating expenses                      42,708           50,888           131,410          177,722

     Income (loss) before benefit for income
          taxes and extraordinary item                                  2,324           (6,549)            2,458          (22,945)
     Benefit for income taxes                                           1,561               50             1,519              149
                                                                 ------------     ------------      ------------     ------------

     Income (loss) before extraordinary item                            3,885           (6,499)            3,977          (22,796)
     Extraordinary gain on extinguishment of debt (net
          of income tax of $0)                                             --               --            17,885               --
                                                                 ------------     ------------      ------------     ------------

NET INCOME (LOSS)                                                $      3,885     $     (6,499)     $     21,862     $    (22,796)
                                                                 ============     ============      ============     ============

BASIC AND DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item                     $       0.11     $      (0.50)     $       0.15     $      (1.77)
     Extraordinary item                                                    --               --              0.68               --
                                                                 ------------     ------------      ------------     ------------
     Net income (loss)                                           $       0.11     $      (0.50)     $       0.84     $      (1.77)
                                                                 ============     ============      ============     ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING:                         36,826,906       12,889,417        26,129,567       12,889,417
                                                                 ============     ============      ============     ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING:                       36,926,568       12,889,417        26,135,186       12,899,417
                                                                 ============     ============      ============     ============

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                 September 30,      December 31,
                                                                                      2002              2001
                                                                                 -------------      ------------
                                                                                                      (Audited)
                                     ASSETS

Cash and cash equivalents                                                         $      3,794      $      6,204
Restricted cash                                                                          3,097             4,721
Notes receivable, net of allowance for uncollectible notes of
   $35,828 and $54,744, respectively                                                   236,222           278,592
Accrued interest receivable                                                              2,212             2,572
Investment in Special Purpose Entity                                                     9,204             4,793
Amounts due from affiliates                                                              1,728             2,234
Inventories                                                                            102,582           105,275
Land, equipment, buildings, and utilities, net                                          34,300            37,331
Income taxes receivable                                                                     --               164
Land held for sale                                                                       4,545             5,161
Prepaid and other assets                                                                10,599            11,053
                                                                                  ------------      ------------

              TOTAL ASSETS                                                        $    408,283      $    458,100
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                             $      8,290      $      9,203
Accrued interest payable                                                                 1,366            10,749
Amounts due to affiliates                                                                  991               565
Unearned revenues                                                                        3,737             5,500
Notes payable and capital lease obligations                                            246,250           294,456
Senior subordinated notes                                                               46,961            66,700
                                                                                  ------------      ------------

              Total Liabilities                                                        307,595           387,173
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000 shares
     authorized, 37,249,006 and 13,311,517 shares issued, respectively,
     and 36,826,906 and 12,889,417 shares outstanding, respectively                        373               133
Additional paid-in capital                                                             116,998           109,339
Retained deficit                                                                       (11,684)          (33,546)
Treasury stock, at cost (422,100 shares)                                                (4,999)           (4,999)
                                                                                  ------------      ------------

              Total Shareholders' Equity                                               100,688            70,927
                                                                                  ------------      ------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $    408,283      $    458,100
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


                                   Common Stock
                             -------------------------
                              Number of       $0.01        Additional                           Treasury Stock
                               Shares          Par          Paid-in        Retained       --------------------------
                               Issued         Value         Capital        Deficit          Shares           Cost           Total
                             ----------     ----------     ----------     ----------      ----------      ----------      ----------

January 1, 2002              13,311,517     $      133     $  109,339     $  (33,546)       (422,100)     $   (4,999)     $   70,927

Issuance of common stock     23,937,489            240          7,659             --              --              --           7,899
Net income                           --             --             --         21,862              --              --          21,862
                             ----------     ----------     ----------     ----------      ----------      ----------      ----------

September 30, 2002           37,249,006     $      373     $  116,998     $  (11,684)       (422,100)     $   (4,999)     $  100,688
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                             $     21,862      $    (22,796)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Provision for uncollectible notes                                                 18,352            25,551
      Gain on sale of notes receivable                                                  (5,381)               --
      Depreciation and amortization                                                      3,797             5,132
      Proceeds from sales of notes receivable                                           57,168                --
      Extraordinary gain on extinguishment of debt                                     (17,885)               --
      Deferred income taxes                                                                 --              (149)
      Impairment loss of long-lived assets                                                  --             5,443
      Increase (decrease) in cash from changes in assets and liabilities:
        Restricted cash                                                                  1,624            (2,176)
        Notes receivable                                                               (25,591)          (46,660)
        Accrued interest receivable                                                        360              (494)
        Investment in Special Purpose Entity                                            (4,411)              707
        Amounts due from affiliates                                                        932            (2,486)
        Inventories                                                                        515             4,275
        Land held for sale                                                                 616                --
        Prepaid and other assets                                                        (1,912)            1,677
        Income tax receivable                                                              164             7,506
        Accounts payable and accrued expenses                                             (913)           (7,126)
        Accrued interest payable                                                         1,273             5,443
        Unearned revenues                                                               (1,763)           (2,964)
                                                                                  ------------      ------------
           Net cash provided by (used in) operating activities                          48,807           (29,117)
                                                                                  ------------      ------------

INVESTING ACTIVITIES:
    Purchases of land, equipment, buildings, and utilities                              (1,428)             (681)
                                                                                  ------------      ------------
           Net cash used in investing activities                                        (1,428)             (681)
                                                                                  ------------      ------------

FINANCING ACTIVITIES:
    Proceeds from borrowings from unaffiliated entities                                 66,501            82,793
    Payments on borrowings to unaffiliated entities                                   (116,290)          (55,357)
                                                                                  ------------      ------------
           Net cash provided by (used in) financing activities                         (49,789)           27,436
                                                                                  ------------      ------------

    Net change in cash and cash equivalents                                             (2,410)           (2,362)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                  6,204             6,800
                                                                                  ------------      ------------

    End of period                                                                 $      3,794      $      4,438
                                                                                  ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid, net of amounts capitalized                                     $     13,746      $     17,882
    Income tax refunds received                                                   $     (1,563)     $     (7,506)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:

    Land and equipment acquired under capital leases                              $         --      $        171
    Issuance of common stock                                                      $      7,899      $         --
    Issuance of senior subordinated debt                                          $     28,467      $         --
    Retirement of senior subordinated debt                                        $     56,934      $         --

            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

SFAS No. 140 - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 revises SFAS No. 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. The Company adopted the new disclosures required under SFAS No. 140 as of December 31, 2000. The adoption of SFAS No. 140 in 2000 did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

Management has also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of Silverleaf Finance I, Inc., the Company's SPE. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and a positive net income. At September 30, 2002, the Company was compliant with each of these covenants. However, continued compliance in future periods cannot be assured. Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the fourth quarter of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%.

Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce to below 55% its fourth quarter ratio of sales and marketing expenses to sales, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. The Company has discussed this issue with the lenders, and they are aware that in that event, it will be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders.

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

NOTE 3 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2001:

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                            ------------------------------     ------------------------------
                                                                2002              2001             2002              2001
                                                            ------------      ------------     ------------      ------------
Weighted average shares outstanding - basic                   36,826,906        12,889,417       26,129,567        12,889,417
Issuance of shares from stock options exercisable                460,000                --          232,300                --
Repurchase of shares from stock options proceeds                (360,338)               --         (226,681)               --
                                                            ------------      ------------     ------------      ------------
Weighted average shares outstanding - diluted                 36,926,568        12,889,417       26,135,186        12,889,417
                                                            ============      ============     ============      ============

For the three and nine months ended September 30, 2001, the weighted average shares outstanding assuming dilution was non-dilutive.

NOTE 4 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2002 was approximately 14.3%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.8 million and $1.3 million at September 30, 2001 and 2002, respectively, and are non-interest bearing.

Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of September 30, 2002, $4.1 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $58.6 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2001 and 2002 (in thousands):

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------

Balance, beginning of period ...........     $     39,504      $     80,036      $     54,744      $     74,778
Provision for credit losses ............            6,436             6,816            18,352            25,551
Receivables charged off ................           (8,246)          (21,012)          (25,538)          (34,489)
Allowance related to notes sold ........           (1,866)               --           (11,730)               --
                                             ------------      ------------      ------------      ------------
Balance, end of period .................     $     35,828      $     65,840      $     35,828      $     65,840
                                             ============      ============      ============      ============

NOTE 5 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2002 and December 31, 2001 (in thousands):

                                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                                     2002             2001
                                                                                                 -------------    ------------

$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 2,
   maturity was extended to August 2003) ...................................................     $     11,259     $     15,969

$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   December 31, 2001; additional draws are no longer available under this facility) ........           27,572           35,614


$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001) .................................................            9,166            9,468

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate
   of 8%; both facilities mature March 2007) ...............................................           45,864           71,072

$15.1 million term loan with an interest rate of 8%, maturing in March 2007 ................           14,854               --

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   December 31, 2001; upon completion of the debt restructuring described in
   Note 2, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an
   interest rate of 8%; both facilities mature March 2007) .................................           45,571           69,734

$14.9 million term loan with an interest rate of 8%, maturing in March 2007 ................           14,648               --

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
   with an interest rate of 8%; both facilities mature March 2007) .........................            6,537           10,200

$2.1 million term loan with an interest rate of 8%, maturing in March 2007 .................            2,104               --

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of December 31, 2001) (revolving under forbearance at December 31,
   2001; upon completion of the debt restructuring described in Note 2, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38 million revolver with an interest rate of Federal
   Funds plus 2.75% with a 6% floor and a $10 million term loan with an interest
   rate of 8%; both facilities mature March 2007) ..........................................           34,473           54,641

$11.5 million term loan with an interest rate of 8%, maturing in March 2007 ................            9,590               --

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an
   interest rate of LIBOR plus 3.50% (revolving under forbearance at December 31, 2001) ....            9,936            9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 2), interest payable monthly, at an
   interest rate of LIBOR plus 3.25% (revolving under forbearance at December 31, 2001) ....            9,375            9,375

Various notes, due from January 2002 through November 2009, collateralized
   by various assets with interest rates ranging from 0.9% to 17.0% ........................            2,269            3,227
                                                                                                 ------------     ------------
          Total notes payable ..............................................................          243,218          289,236
Capital lease obligations ..................................................................            3,032            5,220
                                                                                                 ------------     ------------
          Total notes payable and capital lease obligations ................................          246,250          294,456

6.0% senior subordinated notes, due 2007, interest payable semiannually on April
   1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries (see debt restructuring described in Note 2) ...........           28,467               --

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October
   1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt restructuring
   described in Note 2) ....................................................................            9,766           66,700

Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (see debt restructuring
   described in Note 2) ....................................................................            8,728               --
                                                                                                 ------------     ------------
          Total senior subordinated notes ..................................................           46,961           66,700
                                                                                                 ------------     ------------

          Total ............................................................................     $    293,211     $    361,156
                                                                                                 ============     ============

At September 30, 2002, LIBOR rates were from 1.81% to 1.88%, and the Prime rate was 4.75%. At December 31, 2001, LIBOR rates were from 1.86% to 1.90%, and the Prime rate was 5.00%.

During the nine months ended September 30, 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.4 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

NOTE 6 - SUBSIDIARY GUARANTEES

As of September 30, 2002, all subsidiaries of the Company (except for Silverleaf Finance I, Inc.) have guaranteed the $47.0 million of senior subordinated notes. The separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the Company's management has determined that such information is not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several. Each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2002 and 2002. Combined summarized operating results of the Guarantor Subsidiaries for the nine months ended September 30, 2002 and 2001, are as follows (in thousands):

                                          September 30,
                                    -------------------------
                                       2002           2001
                                    ----------     ----------

         Revenues                   $       --     $       --

         Expenses                           --             --
                                    ----------     ----------

         Net loss                   $       --     $       --
                                    ==========     ==========

Combined summarized balance sheet information as of September 30, 2002 for the Guarantor Subsidiaries is as follows (in thousands):

                                                          September 30,
                                                               2002
                                                          -------------

         Other assets                                     $           1
                                                          -------------

             Total assets                                 $           1
                                                          =============

         Investment by parent (includes equity
           and amounts due to parent)                     $           1
                                                          -------------

             Total liabilities and equity                 $           1
                                                          =============

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

NOTE 8 - SUBSEQUENT EVENTS

In the fourth quarter of 2002, the Company sold $14.2 million of notes receivable to a wholly-owned, unconsolidated subsidiary, Silverleaf Finance I, Inc. (the "SPE") and recognized pre-tax gains of $1.5 million. The

SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $11.7 million, which was used to pay down borrowings under its revolving loan facilities.

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

The Company currently owns and/or operates 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 124,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       --------------------------      --------------------------
                                                          2002            2001            2002            2001
                                                       ----------      ----------      ----------      ----------
As a percentage of total revenues:
     Vacation Interval sales                                 71.4%           70.7%           68.5%           75.9%
     Sampler sales                                            1.9%            2.1%            2.3%            1.9%
                                                       ----------      ----------      ----------      ----------
        Total sales                                          73.3%           72.8%           70.8%           77.8%

     Interest income                                         20.1%           23.9%           21.4%           19.9%
     Management fee income                                    1.1%            0.4%            1.1%            0.2%
     Other income                                             3.5%            2.9%            2.7%            2.1%
     Gain on sale of notes receivable                         2.0%            0.0%            4.0%            0.0%
                                                       ----------      ----------      ----------      ----------
          Total revenues                                    100.0%          100.0%          100.0%          100.0%

As a percentage of Vacation Interval sales:
     Cost of Vacation Interval sales                         18.1%           20.9%           18.3%           19.5%
     Provision for uncollectible notes                       20.0%           21.7%           20.0%           21.8%

As a percentage of total sales:
     Sales and marketing                                     52.3%           49.4%           52.6%           53.7%

As a percentage of total revenues:
     Operating, general and administrative                   16.2%           19.8%           18.6%           16.9%
     Depreciation and amortization                            2.8%            3.6%            2.8%            3.3%

As a percentage of interest income:
     Interest expense and lender fees                        50.9%           81.2%           61.8%           90.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

Revenues for the third quarter of 2002 were $45.0 million, representing a $693,000 or 1.6% increase from revenues of $44.3 million for the same period of 2001. The increase primarily resulted from an increase in Vacation Interval sales due to an increase in in-house sales prices and a gain on the sale of notes receivable.

The number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 3.5% to 2,172 in the third quarter of 2002 from 2,251 in the same period of 2001. The average price per interval remained fairly constant at $9,661 in the third quarter of 2002 versus $9,784 for the same period of 2001. Total interval sales for the three months ended September 30, 2002 included 175 biennial intervals (counted as 88 Vacation Intervals) compared to 683 (342 Vacation Intervals) in the three months ended September 30, 2001. During the third quarter of 2002, 1,814 in-house Vacation Intervals were sold at an average price of $6,172, compared to 2,135 in-house Vacation Intervals sold at an average price of $4,363 during the comparable 2001 period.

Sampler sales remained fairly constant at $848,000 for the three months ended September 30, 2002, compared to $950,000 for the same period in 2001. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, the decrease in sampler sales relates to the overall decline in Company operations since 2000.

Interest income decreased 14.7% to $9.1 million for the quarter ended September 30, 2002, from $10.6 million for the same period of 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful accounts, in 2002 compared to 2001.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income increased $324,000 to $483,000 for the third quarter of 2002, versus $159,000 for the third quarter of 2001, due to decreased operating expenses at the management clubs in 2002 versus 2001.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $293,000 to $1.6 million for the quarter ended September 30, 2002, compared to $1.3 million for the same period of 2001. The increase primarily relates to increased golf course and pro shop income in 2002 and a $114,000 gain associated with the sale of land in the third quarter of 2002.

Gain on sale of notes receivable was $897,000 for the third quarter of 2002, compared to $0 in the same period of 2001. This gain resulted from the sale of $10.6 million of notes receivable to the SPE in the third quarter of 2002. The SPE funded these purchases through advances under a credit agreement arranged for this purpose.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 18.1% for the third quarter of 2002 compared to 20.9% for the same period of 2001. The decrease primarily resulted from an increase in sales prices in 2002 compared to 2001. The $721,000 decrease in cost of sales in the third quarter of 2002 compared to the same period of 2001 was a result of the sales mix. A higher percentage of lower cost-basis units were sold in the third quarter of 2002 compared to 2001.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 52.3% for the quarter ended September 30, 2002, from 49.4% for the same period of 2001. As a result of the aforementioned liquidity issues, the Company made several changes during 2001, including the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions. Despite these cost saving measures, sales and marketing costs as a percentage of total sales increased due to costs incurred in the third quarter of 2002 to expand upgrade sales offices in anticipation of future sales.

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

Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the fourth quarter of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%. Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce its fourth quarter ratio of sales and marketing expenses to sales to below 55.0%, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. The Company has discussed this issue with the lenders, and they are aware that in that event, it will be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders. There can be no assurance that such a waiver or amendment can be negotiated.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the third quarter of 2002 compared to 21.7% for the same period of 2001. Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001 and 2002. Management believes the high provision percentage remained necessary in 2002 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 16.2% for the third quarter of 2002, from 19.8% for the same period of 2001. The Company substantially reduced its corporate headcount in 2001 to align overhead with the reduced sales levels. Professional fees incurred in the third quarter of 2001 related to the restructuring of the Company were $1.4 million. There were no professional fees related to the restructuring of the Company in the third quarter of 2002.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.8% for the three months ended September 30, 2002 versus 3.6% for the same period of 2001. Overall, depreciation and amortization expense decreased $359,000 for the third quarter of 2002, as compared to 2001, primarily due to a general reduction in capital expenditures since 2000.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $2.6 million in the third quarter of 2001, which primarily consisted of a $2.3 million impairment to write-down both corporate airplanes to their estimated sales prices and a $230,000 loss related to the re-negotiation and transfer of a capital lease to Silverleaf Club. There was no impairment loss of long-lived assets during the third quarter of 2002.

Interest Expense

Interest expense as a percentage of interest income decreased to 50.9% for the three months ended September 30, 2002, from 81.2% for the same period of 2001. This decrease is primarily the result of decreased borrowings against pledged notes receivable, a decrease in the Company's weighted average cost of borrowing to 6.3% in the third quarter of 2002 from 7.6% in the third quarter of 2001, and reduced senior subordinated notes due to the restructuring completed in May 2002.

Income (Loss) before Benefit for Income Taxes and Extraordinary Item

Income (loss) before benefit for income taxes and extraordinary item increased to income of $2.3 million for the third quarter of 2002, as compared to a loss of $6.5 million for the third quarter of 2001, as a result of the above mentioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of income (loss) before benefit for income taxes was 67.2% in the third quarter of 2002, as compared to 0.8% for the same period of 2001. In the third quarter of 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate for 2002 and 2001 is also the result of the 2002 and 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) increased to income of $3.9 million for the three months ended September 30, 2002, as compared to a loss of $6.5 million for the same period of 2001, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

Revenues for the nine months ended September 30, 2002 were $133.9 million, representing a $20.9 million or 13.5% decrease from revenues of $154.8 million for the nine months ended September 30, 2001. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient short-term secured financing to sell at rates substantially reduced from 1999 and 2000 sales levels.

As a result, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 28.5% to 5,901 in the first nine months of 2002 from 8,253 in the same period of 2001. The average price per interval increased 5.1% to $10,218 for the first nine months of 2002 versus $9,721 for the first nine months of 2001. Total interval sales for the first nine months of 2002 included 937 biennial intervals (counted as 469 Vacation Intervals) compared to 2,608 (1,304 Vacation Intervals) in the first nine months of 2001. During the first nine months of 2002, 6,045 in-house Vacation Intervals were sold at an average price of $5,206, compared to 8,844 in-house Vacation Intervals sold at an average price of $4,211 during the comparable 2001 period.

Sampler sales increased $158,000 to $3.0 million for the nine months ended September 30, 2002, compared to $2.9 million for the same period in 2001. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first nine months of 2002 relate to 2000 sales.

Interest income decreased 7.0% to $28.6 million for the nine months ended September 30, 2002, from $30.8 million for the same period of 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful accounts, in 2002 compared to 2001.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income increased $1.0 million to $1.4 million for the first nine months of 2002, versus $393,000 for the first nine months of 2001, due to decreased operating expenses at the management clubs in 2002 versus 2001.

Other income consists of water and utilities income, condominium rental income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $356,000 to $3.6 million for the first nine months of 2002 compared to $3.3 million for the same period of 2001. The increase primarily relates to increased golf course and pro shop income in 2002 and a $114,000 gain associated with the sale of land in the third quarter of 2002, partially offset by a $147,000 gain associated with the sale of land in the first quarter of 2001.

Gain on sale of notes receivable was $5.4 million for the nine months ended September 30, 2002, compared to $0 in the same period of 2001. This gain resulted from the sale of $69.3 million of notes receivable to the SPE in the first nine months of 2002. The SPE funded these purchases through advances under a credit agreement arranged for this purpose.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 18.3% for the first nine months of 2002 compared to 19.5% for the same period of 2001. The decrease primarily resulted from an increase in sales prices in 2002 compared to 2001. The $6.1 million decrease in cost of sales in the first nine months of 2002 compared to the same period of 2001 was due to the decrease in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 52.6% for the nine months ended September 30, 2002, from 53.7% for the same period of 2001. The decrease is primarily attributable to the following cost saving measures implemented in 2001 as a result of the aforementioned liquidity issues: the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions.

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

Based upon current projections, the Company believes it will be in compliance with all financial covenants with its senior lenders during the fourth quarter of 2002, except for the covenant requiring it to restrict quarterly sales and marketing expenses as a percentage of quarterly sales to below 55.0%. Due to the seasonality of its sales and the fixed nature of its sales and marketing expenses, the Company currently believes that its fourth quarter 2002 sales and marketing expenses will exceed 55.0% of fourth quarter sales. If the Company is unable to reduce its fourth quarter ratio of sales and marketing expenses to sales to below 55.0%, the Company will be noncompliant with this financial covenant at the end of the fourth quarter. The Company has discussed this issue with the lenders, and they are aware that in that event, it will be necessary for the Company to negotiate a waiver or amendment of this covenant with its senior lenders.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the first nine months of 2002 versus 21.8% for the same period of 2001. Due to the high level of defaults experienced in customer receivables throughout 2001, the provision for uncollectible notes remained relatively high during 2001 and 2002. Management believes the high provision percentage remained necessary in 2002 because of continuing economic concerns and customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 18.6% for the first nine months of 2002 from 16.9% for the same period of 2001 due to the decrease in revenues. However, operating, general and administrative expense decreased $1.3 million to $24.9 million during the first nine months of 2002 compared to $26.2 million for the same period of 2001 due to a substantial reduction in corporate headcount in

2001. During the first nine months of 2002, the Company incurred $2.0 million of professional fees associated with the restructuring of the Company and $1.0 million in audit fees related to completion of the 2000 audit. In the comparative 2001 period, the Company incurred $3.1 million in professional fees related to the restructuring of the Company.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues was 2.8% for the nine months ended September 30, 2002 compared to 3.3% for the same period of 2001. Overall, depreciation and amortization expense decreased $1.3 million for the first nine months of 2002, as compared to 2001, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first nine months of 2001 and a general reduction in capital expenditures since 2000.

Impairment Loss of Long-Lived Assets

The Company recognized an impairment loss of long-lived assets of $5.4 million in the first nine months of 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers, a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs, a $230,000 loss related to the renegotiation and transfer of a capital lease to Silverleaf Club, and a $2.3 million impairment to write-down both corporate airplanes to their estimated sales prices. There was no impairment loss of long-lived assets during 2002.

Interest Expense

Interest expense as a percentage of interest income decreased to 61.8% for the first nine months of 2002, from 90.2% for the same period of 2001. This decrease is primarily the result of decreased borrowings against pledged notes receivable, a decrease in the Company's weighted average cost of borrowing to 6.4% in the first nine months of 2002 from 8.4% in the first nine months of 2001, and reduced senior subordinated notes due to the restructuring completed in May 2002.

Income (Loss) before Benefit for Income Taxes and Extraordinary Item

Income (loss) before benefit for income taxes and extraordinary item increased to income of $2.5 million for the first nine months of 2002, as compared to a loss of $22.9 million for the first nine months of 2001, as a result of the above mentioned operating results.

Benefit for Income Taxes

Benefit for income taxes as a percentage of income (loss) before benefit for income taxes was 61.8% in the first nine months of 2002, as compared to 0.6% for the first nine months of 2001. In the third quarter of 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate for 2002 and 2001 is also the result of the 2002 and 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Extraordinary Item

In connection with the restructuring of the Company's debt, completed in May 2002, the Company recognized an extraordinary gain of $17.9 million related to the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes. There were no extraordinary items during the first nine months of 2001.

Net Income (Loss)

Net income (loss) increased to income of $21.9 million for the first nine months of 2002, as compared to a loss of $22.8 million for the first nine months of 2001, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable and (ii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2002, the Company's operating activities reflected cash provided by operating activities of $48.8 million. During the same period of 2001, the Company's operating activities reflected cash used in operating activities of $29.1 million. The increase in cash provided by operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2002 and $57.2 million in proceeds from sales of notes receivable in 2002.

Assuming that the Company's financial performance in future periods improves substantially as projected in its business model, the Company believes it will have adequate financing to operate for the two-year revolving term of the financing with the senior lenders. At that time, management will be required to replace or renegotiate the revolving arrangements subject to availability.

USES OF CASH. Investing activities reflect a net use of cash due to capital additions. Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $1.4 million and $681,000, respectively. The increase in net cash used in investing activities relates to an increase in equipment purchases in 2002. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

During the nine months ended September 30, 2002, net cash used in financing activities was $49.8 million compared to net cash provided by financing activities of $27.4 million in the same 2001 period. The decrease in cash provided by financing activities was the result of reduced borrowings against pledged notes receivable and increased payments on borrowings against pledged notes receivable in 2002. At September 30, 2002, the Company's revolving credit facilities provided for loans of up to $270.1 million of which approximately $241.9 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2002, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.4%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. During 2001, the Company made no sales of notes receivable to the SPE. During 2002, the Company sold $69.3 million of notes receivable to the SPE and recognized pre-tax gains of $5.4 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $57.2 million, which was used to pay down borrowings under its revolving loan facilities.

At September 30, 2002, the SPE held notes receivable totaling $96.7 million, with related borrowings of $83.9 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

In the fourth quarter of 2002, the Company sold $14.2 million of notes receivable to the SPE and recognized pre-tax gains of $1.5 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $11.7 million, which was used to pay down borrowings under its revolving loan facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the nine months ended September 30, 2002, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $240.9 million at September 30, 2002, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at September 30, 2002, on the Company's results of operations for the first nine months of 2002 would be approximately $1.8 million. In addition, if interest rates increase, the fair market value of the Company's fixed rate notes will decline, which may negatively impact the Company's ability to sell new notes.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other public disclosures, including the disclosures contained in this report. The Company's board of directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

Within the 90-day period prior to the filing of this report, an evaluation was carried out by management of the Company, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date of management's evaluation.

The Company has previously devoted considerable attention and resources to remediating identified weaknesses in its internal controls. In connection with its report on the Company's financial statements for the year ended December 31, 2000, the Company's former independent auditor, Deloitte & Touche LLP, identified to management and the audit committee of the board of directors certain conditions in the design and operation of the Company's internal accounting controls. Deloitte & Touche LLP concluded that such conditions, considered collectively, constituted a material weakness in the Company's internal controls. Such conditions included: deficiencies in the implementation and monitoring of internal control procedures, deficiencies and processing errors in the accounting process for notes payable, inadequate testing of borrowing bases for compliance with loan covenants, deficiencies in the accounting process for sales and notes receivable and in the methodology for estimating the allowance for doubtful accounts, errors in some instances in recordation of prepaid assets and fixed assets, and weaknesses in the design, documentation and supervision of certain aspects of the Company's security administration policies and procedures concerning its management information systems. Both prior to and following the completion of the Company's debt restructuring plan discussed in note 2 of Item 1 of this report, management of the Company worked to remediate the conditions identified by Deloitte & Touche LLP. Additionally, the new audit committee of the Company, which is comprised entirely of independent directors appointed in May 2002, retained a third party consulting firm which is a member of the SEC Practice Section of the American Institute of Certified Public Accountants in June 2002, to fully and independently assess the Company's internal controls, as well as the remediation efforts of management. In August 2002, the consulting firm was retained by the audit committee to perform on an outsourced basis the internal audit function for the Company. In this capacity the consulting firm has periodically provided the audit committee and management with reports concerning the Company's remediation of conditions identified by Deloitte & Touche LLP and the effectiveness of internal controls. During the consulting firm's most recent evaluation of the Company's internal controls in November 2002, the consulting firm reported that no significant deficiencies came to its attention in the design or operation of internal controls which, in its judgment, could adversely affect the Company's ability to record, process, summarize and report in a timely manner accurate financial data and disclosure information, and the firm noted no material weaknesses in the design or operation of the Company's internal controls. The Company continues to evaluate the effectiveness of its remedial actions to address the conditions identified by Deloitte & Touche LLP as well as the Company's overall disclosure controls and procedures.

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

In October 2001, an action was filed against the Company in state district court in Texas by plaintiffs who purported to represent a class of individuals who purchased Vacation Intervals from the Company. The plaintiffs alleged that the Company failed to deliver them complete copies of the contracts for the purchase of Vacation Intervals as they did not receive a complete legal description of the resort. The plaintiffs further claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to maintenance fees charged by the Company to its Vacation Interval owners. The petition alleged actual class damages of $34.5 million plus consequential damages of an unspecified amount, as well as all attorneys' fees, expenses, and costs. Subsequent to the initial filing, the alleged claims and theories of recovery were amended on various occasions by the plaintiffs. After a class certification hearing before the court concluded on November 14, 2002, the court denied the plaintiffs' motion for class certification. The Company intends to vigorously defend against any appeal of the court's denial of class certification, and the remaining claims of the individual plaintiffs and believes it has several defenses. The Company has not recorded an accrual for this case.

In February 2002, a class action was filed against the Company in state district court in Texas by a couple who purchased a Vacation Interval from the Company. The plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate, and that such fee constituted a partial prepayment that should have been credited against their note. The petition seeks recovery of the $275 document preparation fee, $825 of treble damages, and injunctions preventing the Company from engaging in such practices. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

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

For additional information about the effect of the Exchange Offer on the rights of holders of the Old Notes, see Part I, Item 1--Notes to Consolidated Condensed Financial Statements (Unaudited) at Note 2--Debt Restructuring beginning on page 6.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 1, 2001, the Company was unable to make the regularly scheduled interest payment on its 10 1/2% Senior Subordinated Notes due 2008 (the "Old Notes"). The Company's payment default on the Old Notes was a direct result of covenant defaults which had occurred under one or more of its senior credit facilities. As it was required to do under the Old Indenture, the Company issued a payment blockage notice to the trustee for the Old Notes (the "Old Indenture Trustee") advising that the payment due April 1, 2001 could not be made. The Old Indenture Trustee delivered a notice of default to the Company on May 1, 2001 when the Company failed to cure the April 1, 2001 interest payment default within 30 days. The Old Indenture Trustee further notified the Company on May 21, 2001 that it had been instructed by holders of more than 25% of the principal amount of the Old Notes outstanding to accelerate payment of the principal, interest, and other charges due under the Old Notes.

On May 2, 2002, the Company completed an exchange offer (the "Exchange Offer") commenced on March 15, 2002 regarding the Old Notes. A total of $56,934,000 in principal amount of the Company's Old Notes (representing 85.36% of all Old Notes outstanding) were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 ("Exchange Notes") and 23,937,489 shares of the Company's common stock representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and a further payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's Old Notes were not tendered and remained outstanding at September 30, 2002.

As a condition of the Exchange Offer, the Company paid all past due interest to non-tendering holders of its Old Notes on May 2, 2002. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes which occurred in May 2001 was rescinded, and the original maturity date in 2008 for the Old Notes was reinstated effective as of May 2, 2002. Past due interest paid to nontendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued (the "Old Indenture") was also consensually amended effective as of May 2, 2002 as a part of the Exchange Offer. As a result of the Exchange Offer, the number of issued and outstanding shares of the Company's common stock increased from 12,889,417 on December 31, 2001 to 36,826,906 on May 2, 2002. At September 30, 2002, there were 36,826,906 shares of common stock outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  *10.1    --       Ninth Amendment to Management Agreement
                                    dated September 27, 2002, between the
                                    Company and Silverleaf Club.

                  *99.1    --       Certification of CEO Pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002.

                  *99.2    --       Certification of CFO Pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002.

----------

* Filed herewith

         (b)      Reports on Form 8-K

                  The Company filed the following Current Reports on Form 10-Q for the quarter ending September 30, 2002: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 25, 2002                     By: /s/ ROBERT E. MEAD
                                                 ----------------------
                                                  Robert E. Mead
                                             Chairman of the Board and
                                              Chief Executive Officer


Dated: November 25, 2002                     By: /s/ HARRY J. WHITE, JR.
                                                 ----------------------
                                                Harry J. White, Jr.
                                              Chief Financial Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 25, 2002                     /s/ ROBERT E. MEAD
                                            ------------------------------------
                                            Robert E. Mead
                                            Chairman and Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 25, 2002                      /s/ HARRY J. WHITE, JR.
                                             -----------------------------------
                                             Harry J. White, Jr.
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1              Ninth Amendment to Management Agreement dated September 27,
                  2002 between the Company and Silverleaf Club.

99.1              Certification of CEO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.2              Certification of CFO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.