Form 10-K
period 2002-12-31
SILVERLEAF RESORTS INC
filed 2003-03-31
CIK 1033032

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

                                      NONE

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                                   ----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on June 28, 2002 as reported by the Electronic Quotation Service of Pink Sheets LLC, was approximately $8,060,852 (based on 17,913,004 shares held by non-affiliates). There were 36,826,906 shares of the Registrant's Common Stock, $.01 par value, outstanding at March 31, 2003.

     Documents Incorporated by Reference: Portions of the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A are incorporated into items 11, 12 and 13 of Part III of this Form 10-K.

================================================================================

                                 FORM 10-K INDEX


                                                                                                                 PAGE
                                                                                                                 ----
                                                       PART I

      Items 1.               Business ..................................................................           3

      Item 2.                Properties.................................................................          28

      Item 3.                Legal Proceedings..........................................................          38

      Item 4.                Submission of Matters to a Vote of Security Holders........................          39

                                                       PART II

      Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters......          39

      Item 6.                Selected Financial Data....................................................          41

      Item 7.                Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations...............................................          43

      Item 7A.               Quantitative and Qualitative Disclosures about Market Risk.................          54

      Item 8.                Financial Statements and Supplementary Data................................          54

      Item 9.                Changes In and Disagreements With Accountants on Accounting and
                                    Financial Disclosure................................................          54

                                                      PART III

      Item 10.               Directors and Executive Officers of the Registrant.........................          55

      Item 11.               Executive Compensation.....................................................          57

      Item 12.               Security Ownership of Certain Beneficial Owners and Management and
                                 Related Stockholder Matters............................................          57

      Item 13.               Certain Relationships and Related Transactions.............................          57

      Item 14.               Controls and Procedures....................................................          57

                                                       PART IV

      Item 15.               Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........          58

                             Index to Consolidated Financial Statements.................................         F-1

     CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K UNDER ITEMS 1, 2, AND 7, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-K, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS," AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING ITS FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 19 IN PART I, ITEM 1, OF THIS REPORT. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-K AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     The principal business of Silverleaf Resorts, Inc. ("Silverleaf," the "Company," or "we") is the development, marketing, and operation of "drive-to" timeshare resorts. We currently own and/or manage fourteen "drive-to resorts" in Texas, Missouri, Illinois, Alabama, Georgia, South Carolina, Pennsylvania, and Tennessee (the "Drive-to Resorts"). We own eight of the Drive-to Resorts (the "Owned Drive-to Resorts") and manage six other Drive-to Resorts (the "Managed Drive-to Resorts"). We also own and/or manage five "destination resorts" in Texas, Missouri, Mississippi, and Massachusetts (the "Destination Resorts"). We own four of the Destination Resorts (the "Owned Destination Resorts") and manage the remaining Destination Resort (the "Managed Destination Resort").

     The Owned Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Owned Drive-to Resorts are located close to principal market areas to facilitate more frequent "short-stay" getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Owned Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Owned Drive-to Resorts and the Owned Destination Resorts (collectively, the "Existing Resorts") provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership ("Vacation Interval") for a two-bedroom unit at the Existing Resorts was $9,846 for 2002 and $9,688 for 2001.

     We manage the six Managed Drive-to Resorts and the Managed Destination Resort (collectively, the "Managed Existing Resorts") under the terms of long-term management contracts. See "Properties--Description of Timeshare Resorts Owned and Operated by the Company" beginning at page 32.

     Owners of Silverleaf Vacation Intervals at the Existing Resorts ("Silverleaf Owners") enjoy benefits which are uncommon in the timeshare industry. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our "Bonus Time" Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, tennis, or golf on a daily basis for little or no additional charge; and
(iii) the right to exchange a Vacation Interval for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International ("RCI"). Oak N' Spruce Resort is the only Existing Resort that is not under contract with RCI; however, it is under contract with Interval International, a competitor of RCI.

     OPERATIONS

     Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

          o    acquiring and developing timeshare resorts;

          o marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;

          o marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners;

          o    financing the purchase of Vacation Intervals; and

          o    managing timeshare resorts.

     We have in-house capabilities which enable us to coordinate all aspects of development and expansion of the Existing Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications.

     We perform substantial marketing and sales functions internally. We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors. We sell Vacation Intervals through on-site sales offices located at certain of our resorts which are located near major metropolitan areas. This practice provides us an alternative to marketing costs of subsidized airfare and lodging, which are typically associated with the timeshare industry.

     As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of up to 75% of eligible customer receivables. At December 31, 2002 and 2001, we had a portfolio of approximately 33,022 and 39,684 customer promissory notes, respectively, totaling approximately $262.1 and $335.7 million, respectively, with an average yield of 14.4% and 13.7% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 6.4% per annum at December 31, 2002. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2002 and 2001, approximately $4.7 million and $6.7 million in principal, or 1.8% and 2.0%, respectively, of our loans to Silverleaf Owners were 61 to 120 days past due. As of December 31, 2002 and 2001, no loans were over 120 days past due. However, we continue collection efforts with regard to all notes deemed uncollectible until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an estimated amount which our management believes is sufficient to cover anticipated losses from customer defaults.

     Each timeshare resort has a timeshare owners' association (a "Club"). Each Club operates through a centralized organization to manage their respective resorts on a collective basis. Silverleaf Club manages the Existing Resorts. The Managed Existing Resorts are managed through "Crown Club." Crown Club is not a separate entity, but consists of several individual management agreements which have terms of two to five years. We have contracts with Silverleaf Club and Crown Club to perform the supervisory, management, and maintenance functions of our timeshare resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the management agreements, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

DEBT RESTRUCTURING COMPLETED DURING 2002

     In February 2001, we disclosed significant liquidity issues that resulted when we were unable to obtain an additional credit facility from one of our lenders. As a result, our management and our financial advisors developed and implemented a plan (the "Restructuring Plan") to return the Company to sound financial condition.

     On May 2, 2002, we exchanged $28,467,000 in principal amount of our 6.0% senior subordinated notes due 2007 and 23,937,489 shares of our common stock ("Exchange Offer"), representing approximately 65% of our common stock outstanding after the Exchange Offer, for $56,934,000 in principal amount of our 10 1/2% senior subordinated notes which were in default. As a result of the Exchange Offer, we recorded a pre-tax gain of $17.9 million in the second quarter of 2002. Tendering holders received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of our 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, we paid all past due interest in the amount of $1,827,806 to non-tendering holders of the 10 1/2% notes. The acceleration of the maturity date on the 10 1/2% notes, which occurred in May 2001, was rescinded and the original maturity date of April 1, 2008 was reinstated. The indenture under which the 10 1/2% notes were issued was also amended as a part of the Exchange Offer.

     Completion of the Exchange Offer was one of the principal elements of the Restructuring Plan. The other principal element involved restructuring all our debt with our senior lenders. On May 2, 2002, we also entered into two-year revolving, three-year term out arrangements for $214 million with our three principal secured lenders. In addition, we amended our $100 million off-balance-sheet credit facility through Silverleaf Finance I, Inc., a wholly-owned special purpose entity ("SPE"). Under these revised credit arrangements, two of the three senior lenders converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of our management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of SPE. The revised arrangements require that we operate within certain parameters of an agreed business model and satisfy certain financial covenants. See the description of the Amended Credit Facilities on page 17 for a complete description of these covenants. If we comply with the financial covenants and we are able to obtain at least $100 million in additional financing through our SPE, we should have adequate financing to operate for the two-year revolving term of the agreements, which expire on March 31, 2004. At that time, we will be required to replace or renegotiate the revolving arrangements subject to availability.

     GOING CONCERN ISSUES. As previously described, we have completed refinancing and restructuring transactions related to our debt designed to return the Company to a liquid financial condition. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, during the years ended December 31, 2000 and 2001, the Company incurred net losses of $59.9 million and $27.2 million, respectively. For the year ended December 31, 2002, net income of $22.8 million included $17.9 million gain on early extinguishment of debt and $6.8 million gain on sale of notes receivable. The Company also experienced negative cash flows from operating activities of $125.5 million, $24.0 million, and $11.6 million during the years ended December 31, 2000, 2001, and 2002, respectively. Due to these concerns, our independent accountants have expressed a going concern opinion.

     Due to the 2000 increase in our provision for uncollectible notes and the high level of defaults experienced in customer receivables throughout 2001, our provision for uncollectible notes represented approximately 46.3% of Vacation Interval sales for the year ended December 31, 2000. For the years ended December 31, 2001 and 2002, our provision for uncollectible notes was 21.8% and 20.0%, respectively.

     Since the third quarter of 2001, we have been operating under new sales practices that require the touring customer to have a minimum income level beyond that previously required and a valid major credit card. Additionally, we introduced a new program to identify prospective customers who are more likely to be better credit risks. These improvements are part of an overall program designed to improve the credit quality of our customers. As a result of these changes, the standardized FICO ("Fair Isaac Credit Opinion") score for weekly sales has improved from below 620 on a 850-point scale in February 2001 to over 645 in December 2002. We may not be able to meet our revised business model if the economy continues to deteriorate and if our enhanced sales practices do not result in sufficiently improved collections. If we are unable to significantly reduce the existing levels of defaults on customer receivables (and thereby continue to reduce our allowance for doubtful accounts), we may not be able to comply with the financial covenants in our loan agreements which would have a material adverse effect on our operations.

     While we announced the completion of our restructuring and refinancing transactions on May 2, 2002, our ability to continue as a going concern is dependent on other factors as well, including the achievement of the improvements to our operations described above. In addition, the Amended Senior Credit Facilities require us to satisfy certain financial covenants. We believe that if the improvements to our operations are successful, we will be able to improve our operating results to achieve compliance with our financial covenants during the term of the Amended Senior Credit Facilities. However, our plan to utilize certain of our assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, we will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. We may not have these additional sources of financing available to us at times when such financings are necessary. This raises substantial doubt regarding our ability to continue as a going concern.

MARKETING AND SALES

     Marketing is the process by which we attract potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which we seek to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation.

     Marketing. Our in-house marketing staff creates databases of new prospects which are principally developed through cooperative arrangements with outside vendors to identify prospects who meet our marketing criteria. Using our automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of our resorts and receive an incentive, such as a free gift. On a limited basis, we retain outside vendors to arrange tours at our resorts.

     Sales. We sell our Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of our sales force who leads the prospect on a 90-minute tour of the resort and its amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives that we offer. Prior to the closing of any sale, a verification officer interviews each prospect to ensure our compliance with sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the limitations on the Bonus Time Program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed.

     Sales representatives receive commissions ranging from 2% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1.0% to 3.0% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.5% to 2.0%, which are also subject to chargebacks.

     Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of upgrades at the Owned Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 34.1% and 32.3% of the Company's gross revenues from Vacation Interval sales for the years ended December 31, 2002 and 2001, respectively. By offering lower priced products and upgraded Vacation Intervals, we believe we offer an affordable product for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with lower-priced products and gradually upgrade such purchasers over time.

     Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the resort's benefits. Each sales representative is our employee and receives some employment benefits. At December 31, 2002, we employed 345 sales representatives at our Existing Resorts.

CUSTOMER FINANCING

    We offer financing to buyers of Vacation Intervals at our resorts. These buyers typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes, and this risk is heightened inasmuch as we generally do not verify the credit history of our customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria. There are a number of risks associated with financing customers purchases of Vacation Intervals. For an explanation of these risks, please see "Cautionary Statements" beginning on page 19 of this report.

    The Company's credit experience is such that in 2002 we provided 20.0% of the purchase price of Vacation Intervals as a provision for uncollectible notes. In addition, for the year ended December 31, 2002, the Company decreased sales by $4.1 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although, in many cases, we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we do not generally pursue this remedy because we have not found it to be cost effective.

    At December 31, 2002, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $261.8 million with an allowance for uncollectible notes of approximately $28.5 million. We were contingently liable with respect to approximately $123,000 principal amount of customer notes sold with recourse.

    Effective October 30, 2000, we entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an SPE formed on October 16, 2000. The agreement presently has a term of five years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, we sold $74 million of notes receivable to the SPE, which we service for a fee. In conjunction with these sales, we received cash consideration of $62.9 million, which was used to pay down borrowings under our revolving loan facilities. During 2001, we made no sales of notes receivable to the SPE. During 2002, we sold $83.4 million of notes receivable to the SPE, which we service for a fee. In connection with these sales, we received cash consideration of $68.9 million, which was used to pay down borrowings under our revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose.

     At December 31, 2002, the SPE held notes receivable totaling $105.2 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that we will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. For the year ended December 31, 2002, we paid approximately $171,000 to repurchase such notes. The investment in the SPE was valued at $6.7 million at December 31, 2002.

     It is vitally important to our liquidity plan that this credit facility, or another new facility, continue beyond the aforementioned two-year period. In addition, our business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. We will need an expanded facility to reduce the outstanding balances on our non-revolving credit facilities and to finance future sales. Our ability to obtain additional off-balance-sheet financing would be impacted if:

     o    Capital market credit facilities are not available; and

     o    Our customer notes receivable don't meet capital market requirements.

     We believe that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. We have implemented revised sales practices that we believe will result in higher quality notes receivable by 2003 and 2004. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that we will be able to secure additional off-balance-sheet facilities. In this case, we will attempt to secure additional secured credit facilities.

     We recognize interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. The Company reserves 75% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 25% for notes that are one payment late, and 10% for all current notes. When inventory is returned to the Company, any unpaid note receivable balances are charged against the allowance for uncollectible notes net of the amount at which the Vacation Interval is restored to inventory.

     We intend to borrow additional funds under our existing revolving credit facilities and sell notes to our SPE to finance our operations. At December 31, 2002, we had borrowings under credit facilities in the approximate principal amount of $232.9 million, of which $212.6 million of such facilities permit borrowings up to 75% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2002, we had a portfolio of approximately 33,022 Vacation Interval customer promissory notes in the approximate principal amount of $262.1 million, of which approximately $4.7 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

     At December 31, 2002, our portfolio of customer notes receivable had an average yield of 14.4%. At such date, our borrowings, which bear interest at variable rates, had a weighted average cost of 6.4%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. We have not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

     Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance, and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals. We ordinarily receive only 10% of the purchase price on the sale of a Vacation Interval but must pay in full the costs of developing, marketing, and selling the Vacation Interval. Maximum borrowings available under our current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease generally on loans available to our customers, we face an increased risk that customers will pre-pay their loans and reduce our income from financing activities.

     We typically provide financing to customers over a seven-year to ten-year period. Our customer notes had an average maturity of 6.0 years at December 31, 2002. Our revolving credit facilities have scheduled maturities between August 2003 and March 2007. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Accordingly, there could be a mismatch between cash receipts and cash disbursements obligations in 2003 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our lenders to extend the term of our existing funding commitments or to replace such commitments upon their expiration. Failure to obtain such refinancing facilities would require us to seek other alternatives to enable us to continue in business. Due to the uncertainties inherent in our current financial condition, as well as capital market uncertainties, we may not have viable alternatives available if our current lenders are unwilling to extend refinancing to replace existing credit facilities.

DEVELOPMENT AND ACQUISITION PROCESS

     As part of our current business model, we intend to develop at our Existing Resorts and/or acquire new resorts only to the extent the capital markets and the covenants of our existing credit facilities permit.

     If we are able to develop or acquire new resorts, we will do so under our established development policies. Before committing capital to a site, we test the market using certain marketing techniques and explore the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare sales and operations. We will also contact various governmental entities and review applications for necessary governmental permits and approvals. If we are satisfied with our market and regulatory review, we will prepare a conceptual layout of the resort, including building site plans and resort amenities. After we apply our standard lodging unit design and amenity package, we prepare a budget that estimates the cost of developing the resort, including costs of lodging facilities, infrastructure, and amenities, as well as projected sales, marketing, and general and administrative costs. We typically perform additional due diligence, including obtaining an environmental report by an environmental consulting firm, a survey of the property, and a title commitment. We employ legal counsel to review these documents and pertinent legal issues. If we are satisfied with the site after the environmental and legal review, we will complete the purchase of the property.

     We manage all construction activities internally. We typically complete the development of a new resort's basic infrastructure and models within one year, with additional units to be added within 180 to 270 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

CLUBS / MANAGEMENT CLUBS

     We have the right to appoint the directors of the Silverleaf Club. However, we do not have this right related to the Crown Club. The Silverleaf Club and the Crown Club are collectively sometimes referred to as the "Management Clubs." The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues were 269 in 2002 and 1,258 in 2001. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

     Each timeshare resort has a Club that operates through a centralized organization to manage the resorts on a collective basis. The consolidation of resort operations through the Management Clubs permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort's Club or the Silverleaf Club, rather than by us.

     At December 31, 2002, the Management Clubs had 605 full-time employees, and are solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, we reimburse the Management Clubs for such services and vice versa.

     The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $49.98 per month ($24.99 for biennial owners), except for certain members of Oak N' Spruce Resort, who prepay dues at an annual rate of approximately $350. Crown Club dues range from $285 to $390 annually. Such amounts are used by the Management Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club or 10% to 20% of dues collected for Clubs within Crown Club, but our right to receive such fee on an annual basis is limited to the amount of each Management Club's net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company's current expansion and development plans, our 2002 management fees were subject to the net income limitation. Accordingly, for the year ended December 31, 2002, management fees recognized were $1.9 million. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of
(i) the aforementioned maximum fees or (ii) each Management Club's net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the performance of the Silverleaf Club, it is uncertain whether Silverleaf Club will consistently generate positive net income. Therefore, future income to the Company could be limited. Crown Club consists of several individual Club agreements which have terms of two to five years. At December 31, 2002, there were approximately 102,000 and 24,000 Vacation Interval owners who pay dues to Silverleaf Club and Crown Club, respectively. If we develop new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

OTHER OPERATIONS

     OPERATION OF AMENITIES. We own, operate, and receive the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although we own the golf course at Holly Lake, a homeowners' association in the development operates the golf course. In general, the Management Clubs receive revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

     UNIT LEASING. We also recognize revenues from sales of Samplers, which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five-night Sampler package currently sells for $595. For the years ended December 31, 2002 and 2001, we recognized $3.6 million and $3.9 million, respectively, in revenues from Sampler sales.

     UTILITY SERVICES. We own the water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. We also own the waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. We are currently applying for permits to build expanded water supply and waste-water facilities at the Timber Creek and Fox River resorts. We have permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts.

     OTHER PROPERTY. In August 2002, we sold an undeveloped five-acre tract of land in Pass Christian, Mississippi, for $800,000. We had planned to develop this property as a Destination Resort. However, in a survey, Silverleaf Owners expressed a strong interest in a Texas resort on the Gulf of Mexico. In response, we acquired land in Galveston, Texas, which opened in 2000 as Silverleaf's Seaside Resort. This resort was developed in lieu of the Pass Christian property. We own approximately 11 more acres in Mississippi, and we are entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

     In January 2003, we sold two acres of undeveloped land in Las Vegas, Nevada, for $3.0 million.

     The Company also owns 260 acres of land near Kansas City, Missouri, which is held for sale.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS

     INTERNAL EXCHANGES. As a convenience to Silverleaf Owners, each purchaser of a Silverleaf Vacation Interval has certain exchange privileges which may be used to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; and (ii) exchange an interval for the same interval of equal or lower rating at any other Existing Resort. These intra-company exchange rights are conditioned upon availability of the desired interval or resort.

     EXCHANGES. We believe that our Vacation Intervals are made more attractive by our participation in Vacation Interval exchange networks operated by RCI. The Existing Resorts, except Oak N' Spruce Resort, are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. Oak N' Spruce Resort is currently under contract with a different network exchange company, Interval International. Membership in RCI or Interval International allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

     RCI assigns a rating of "red," "white," or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI and Interval International, which are at the option and expense of the owner of the Vacation Interval, are currently $89 and $79, respectively. Exchange rights with RCI require an additional fee of approximately $139 for domestic exchanges and $179 for foreign exchanges. Exchange rights with Interval International are $121 for domestic exchanges and $149 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. See "Cautionary Statements" for a description of risks associated with the exchange programs.

COMPETITION

     The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts ("Marriott"), The Walt Disney Company ("Disney"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), and Four Seasons Resorts ("Four Seasons") have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation ("Sunterra"), Fairfield Resorts, Inc. ("Fairfield"), Starwood Hotels & Resorts Worldwide Inc. ("Starwood"), Ramada Vacation Suites ("Ramada"), TrendWest Resorts, Inc. ("TrendWest"), and Bluegreen Corporation ("Bluegreen") are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

     Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills and Ozark Mountain resorts, and to a lesser extent with our Timber Creek Resort. Sunterra also owns a resort which is located near and competes with Piney Shores Resort. Additionally, we believe there are a number of public or privately-owned and operated timeshare resorts in most states in which we own resorts that compete with the Existing Resorts.

     We believe Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than our target market. Our other competitors target consumers with similar income levels as our target market. Our competitors may possess significantly greater financial, marketing, personnel, and other resources than we do. We cannot be certain that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than we do.

     While our principal competitors are developers of timeshare resorts, we are also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

     Numerous businesses, individuals, and other entities compete with us in seeking properties for acquisition and development of new resorts. Some of these competitors are larger and have greater financial and other resources. Such competition may result in a higher cost for properties we wish to acquire or may cause us to be unable to acquire suitable properties for the development of new resorts.

GOVERNMENTAL REGULATION

     GENERAL. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, and the Civil Rights Acts of 1964 and 1968.

     In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Certain states in which we operate have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require us to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before we may solicit residents of such state. The laws of certain states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such states, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where we sell Vacation Intervals which grant the purchaser the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

     We market and sell our Vacation Intervals to residents of certain states adjacent or proximate to the states where our resorts are located. Many of these neighboring states also regulate the marketing and sale of Vacation Intervals to their residents. Most states have additional laws which regulate our activities and protect purchasers, such as real estate licensure laws; travel sales licensure laws; anti-fraud laws; consumer protection laws; telemarketing laws; prize, gift, and sweepstakes laws; and other related laws. We do not register all of our resorts in each of the states where we register certain resorts.

     Most of the states where we currently operate have enacted laws and regulations which limit our ability to market our resorts through telemarketing activities. These states have enacted "do not call" lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal "Do-Not-Call Implementation Act" (the "DNC Act"), which was enacted on March 11, 2003, will provide the funds necessary for the United States Federal Trade Commission ("FTC") to establish a national do not call registry under its Telemarketing Sales Rule ("TSR"). The FTC has announced that it will begin enforcing the national registry in October 2003. Violations of the TSR could result in penalties up to $11,000 per violation. Limitations on our telemarketing practices could cause our sales to decline.

     We believe we are in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals. However, we are normally and currently the subject of a number of consumer complaints generally relating to marketing or sales practices filed with relevant authorities. We cannot be certain that all of these complaints can be resolved without adverse regulatory actions or other consequences. We expect some level of consumer complaints in the ordinary course of business as we aggressively market and sell Vacation Intervals to households, which may include individuals who may not be financially sophisticated. We cannot be certain that the costs of resolving consumer complaints or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which we conduct sales will not be significant, that we are in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity, or financial position. Further, we cannot be certain that either the federal government or states having jurisdiction over our business will not adopt additional regulations or take other actions which would adversely affect our results of operations, liquidity, and financial position.

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

     In early 1997, we were the subject of some consumer complaints which triggered governmental investigations into the Company's affairs. In March 1997, we entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which we agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Bonus Time Program during certain periods. We paid $15,200 for investigatory costs and attorneys' fees of the Attorney General in connection with this matter. Also, in March 1997, we entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring that we comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which we had allegedly been in non-compliance until mid-1995. The allegations included (i) our admitted failure to register the Missouri Destination Resorts in Texas (due to our misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which we denied. While the Agreed Order acknowledged that we independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered us to cease these discontinued practices and enhance our disclosure to purchasers of Vacation Intervals. In the Agreed Order, we agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed that we revise our training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, we have encountered and expect to encounter some level of additional consumer complaints in the ordinary course of our business.

     We employ the following methods in training sales and marketing personnel as to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our Executive Vice President -- Marketing prepares a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training which includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. With regard to sales functions, we distribute sales manuals which summarize applicable state legal requirements. Additionally, such sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests.

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

     In 2001, the Company conducted Phase I environmental assessments at each of the Company-owned resorts in order to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. The Company's Phase I assessments of the properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations taken as a whole; nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's Phase I assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company's results of operations, liquidity, or financial position.

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

     UTILITY REGULATION. We own the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services.

     OTHER REGULATION. Under various state and federal laws governing housing and places of public accommodation, we are required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although we believe that our facilities are generally in compliance with present requirements of such laws, we are aware of certain of our properties that are not in full compliance with all aspects of such laws. We are presently responding, and expect to respond in the future, to inquiries, claims, and concerns from consumers and regulators regarding its compliance with existing state and federal regulations affording the disabled access to housing and accommodations. It is our practice to respond positively to all such inquiries, claims and concerns and to work with regulators and consumers to resolve all issues arising under existing regulations concerning access and use of our properties by disabled persons. We believe that we will incur additional costs of compliance and/or remediation in the future with regard to the requirements of such existing regulations. Future legislation may also impose new or further burdens or restrictions on owners of timeshare resort properties with respect to access by the disabled. The ultimate cost of compliance with such legislation and/or remediation of conditions found to be non-compliant is not currently ascertainable, and while such costs are not expected to have a material effect on our business, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of our growth strategy in certain instances or reduce profit margins on our operations.

EMPLOYEES

     At December 31, 2002, we had 1,723 employees, and the Clubs collectively had 605 employees. Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union.

INSURANCE

     We carry comprehensive liability, fire, hurricane, and storm insurance with respect to our resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose the capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, liquidity, or financial position. We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF CERTAIN INDEBTEDNESS

     EXISTING INDEBTEDNESS. As of December 31, 2002, we had revolving credit agreements with four lenders providing for loans up to an aggregate of $266.5 million, which we use to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between August 2003 and March 2007, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable limit advances to 75% of the unpaid balance of certain eligible customer notes receivable. In addition, we had $28.5 million of senior subordinated notes due 2007 and $9.8 million of senior subordinated notes due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

     Certain of our credit facilities include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

    Our credit facilities also contain operating covenants requiring the Company to maintain a minimum tangible net worth of $100 million or greater, as defined, maintain sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, maintain notes receivable delinquency rate below 25%, maintain a minimum interest coverage ratio of 1.1 to 1 (increasing to 1.25 to 1 in 2003), and maintain positive net income. As of December 31, 2002, the Company was in compliance with these operating covenants. However, such future results cannot be assured.

     The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2001 and 2002 (in thousands):

                                                                                                 DECEMBER 31,
                                                                                             -------------------
                                                                                               2001       2002
                                                                                             --------   --------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003) .................................................   $ 15,969   $  9,836
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   December 31, 2001; additional draws are no longer available under this
   facility) .............................................................................     35,614     25,549
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001) ...............................................      9,468      8,536
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate
   of 8%; both facilities mature March 2007) .............................................     71,072     46,078
$15.1 million term loan with an interest rate of 8%, maturing in March 2007) .............         --     14,665
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   December 31, 2001; upon completion of the debt restructuring described in
   Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an
   interest rate of 8%; both facilities mature March 2007) ...............................     69,734     44,288
$14.9 million term loan with an interest rate of 8%, maturing in March 2007) .............         --     14,461
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
   with an interest rate of 8%; both facilities mature March 2007) .......................     10,200      6,493
$2.1 million term loan with an interest rate of 8%, maturing in March 2007) ..............         --      2,078
$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of December 31, 2001) (revolving under forbearance at December 31,
   2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of
   Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with
   an interest rate of 8%; both facilities mature March 2007) ............................     54,641     31,128
$10 million term loan with an interest rate of 8%, maturing in March 2007) ...............         --      9,465

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at December
   31, 2001) .............................................................................      9,936      9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at December
   31, 2001) .............................................................................      9,375      9,375
Various notes, due from January 2002 through November 2009, collateralized by
   various assets with interest rates ranging from 0.9% to 17.0% .........................      3,227      2,035
                                                                                             --------   --------
          Total notes payable ............................................................    289,236    233,923
Capital lease obligations ................................................................      5,220      2,490
                                                                                             --------   --------
          Total notes payable and capital lease obligations ..............................    294,456    236,413

6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic
   restricted subsidiaries (see debt restructuring described in Note 3) ..................         --     28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt restructuring
   described in Note 3) ..................................................................     66,700      9,766
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (see debt restructuring
   described in Note 3) ..................................................................         --      7,686
                                                                                             --------   --------
          Total senior subordinated notes ................................................     66,700     45,919
                                                                                             --------   --------

          Total ..........................................................................   $361,156   $282,332
                                                                                             ========   ========

     At December 31, 2002, LIBOR rates were from 1.76% to 1.82%, and the prime rate was 4.25%.

RESTRUCTURING PLAN COMPLETED MAY 2, 2002

     The purpose of our Restructuring Plan completed May 2, 2002 was to reduce our existing debt and provide liquidity to finance our operations. Upon completion of the Reorganization Plan, we completed several sales of Vacation Interval receivables to our subsidiary Silverleaf Finance I, Inc. ("SFI") with financing provided through the Amended DZ Bank Facility. In 2002, the $68.9 million net proceeds from the sale of Vacation Interval receivables was used to pay down the balance due under the Amended Senior Credit Facilities with Textron, and Sovereign. The Company expects to borrow additional amounts under its Amended Senior Credit Facilities with Textron, Sovereign, and Heller and sell additional customer notes receivable to SFI under the Amended DZ Bank Facility to finance its operations.

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

     A DESCRIPTION OF EACH OF THE AMENDED CREDIT FACILITIES THAT FORMED AN INTEGRAL PART OF THE RESTRUCTURING PLAN IS SET FORTH BELOW.

AMENDED DZ BANK FACILITY

     Effective as of October 30, 2000, we entered into a Receivables Loan and Security Agreement (the "RLSA") with our wholly-owned subsidiary, Silverleaf Finance I, Inc. ("SFI"), as Borrower, and Autobahn Funding Company LLC ("Autobahn"), as Lender, DZ Bank, as Agent, and other parties. SFI is a special purpose entity ("SPE") of Silverleaf. Pursuant to the DZ Bank facility, we service receivables which we sold to SFI under a separate agreement and which SFI pledged as collateral for funds borrowed from Autobahn. The facility ("DZ Bank Facility") has a maximum borrowing capacity of $100 million, of which SFI borrowed approximately $62.9 million during the year ended December 31, 2000. At December 31, 2002, the outstanding balance due under the RLSA was $89.1 million. The RLSA established certain financial conditions which we must satisfy in order for SFI to borrow additional funds under the facility.

     Effective April 30, 2002, the RLSA was amended and restated (the "Amended DZ Bank Facility") with modifications to the term of the facility and the financial covenants imposed on us thereunder. The principal balance of the loan, which was originally scheduled to mature on October 30, 2005, will now mature on April 30, 2007; however, Autobahn has the right to require SFI to repurchase the receivables on April 30, 2004. We must maintain financial covenants under the Amended DZ Bank Facility, including maintaining a minimum tangible net worth of $100 million and an Interest Coverage Ratio of 1.1 to 1 until April 30, 2003, with an increase to 1.25 to 1 thereafter. "Interest Coverage Ratio" is defined as "the ratio of (i) EBITDA for such period less Capital Expenditures for such period to (ii) the Cash Interest Expense for such period." Additional amendments to the agreement with Autobahn include (i) a reduction in the borrowing limits on an eligible receivable from a range of 80.0% to 85.0% of the principal balance outstanding to a range of 77.5% to 82.5% of the principal balance outstanding, and (ii) the requirement that the receivables pledged by SFI as collateral must have received a weighted average score of 650 and, individually, a minimum score of 500 under a nationally recognized credit rating developed by Fair, Isaac and Co. at the time the original obligor purchased the Vacation Interval related to the pledged receivable.

AMENDED AGREEMENTS WITH SENIOR LENDERS

     CREDIT SUISSE FIRST BOSTON MORTGAGE CAPITAL LLC. We entered into a Revolving Loan and Security Agreement in October 1996 with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"). The agreement has been amended several times since that date, with the maturity date being extended to August 2002. The agreement was amended, effective upon completion of the Restructuring Plan to extend the maturity date to August 2003 and to revise the collateralization requirements. The facility had an outstanding principal balance of approximately $9.8 million at December 31, 2002. No additional borrowing capacity is available under this agreement.

     TEXTRON FACILITY. We originally entered into a Loan and Security Agreement (the "Original Loan Agreement") with Textron in August 1995 pursuant to which we borrowed $5 million. Since that time, the Original Loan Agreement has been amended various times to provide an increase in the amount of the facility up to $75 million. Effective April 30, 2002, the Company and Textron entered into an amendment (the "Textron Amendment") to the Original Loan Agreement.

     Pursuant to the Textron Amendment, the facility (the "Textron Tranche A Facility") provides us with a revolving loan ("Revolving Loan Component") in the amount of $56.9 million. The Textron Tranche A Facility also provides for a term loan ("Term Loan Component") of $15.1 million. The interest rate on the Revolving Loan Component is a variable rate equal to LIBOR plus 3% per annum, but at no time less than 6% per annum. The rate on the Term Loan Component is a fixed rate equal to 8% per annum. The maturity date of the Revolving Loan Component of the Textron Tranche A Facility is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the end of the Revolving Loan Term. The maturity date of the Term Loan Component is March 31, 2007.

     The Textron Amendment also provides for a Textron Tranche B Facility in the amount of $71 million, which is comprised of a revolving loan component of $56.1 million and a term loan component of $14.9 million. The Textron Tranche B Facility is substantially identical to the Textron Tranche A Facility. The maturity of the revolving loan component of the Textron Tranche B Facility is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the term loan component is also March 31, 2007.

     The Inventory Loan in the amount of $10 million which we initially entered into with Textron in December 1999, as amended in April 2001, was further amended to extend the final maturity date to March 31, 2007. The Inventory Loan is collateralized by a first priority security interest in certain of our inventory and a second priority security interest in the stock of SFI and the customer notes receivable pledged as collateral under the other Textron loan agreements.

     In April 2001, we entered into another Loan and Security Agreement with Textron for a $10.2 million credit facility. The original note issued in April 2001 was replaced with a Revolving Loan Component Note equal to $8.1 million and a Term Loan Component Note equal to $ 2.1 million ("Textron Tranche C Facility"). The Textron Tranche C Facility is substantially identical to the Textron Tranche A Facility. The maturity date of the Revolving Loan Component
Note is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the Term Loan Component Note is March 31, 2007.

     The Textron Amendment includes a "change of control" provision which provides that Textron would have no obligation to make any advances under the facilities if there is a change in more than fifty percent of the executive management of Silverleaf, as such management is designated in a schedule to the Textron Amendment, unless Textron determines that the replacement management personnel's experience, ability and reputation is equal to or greater than that of the members of management specified. Additionally, Textron would have no obligation to make any additional advances under the facility if more than two of the five members of our Board of Directors are controlled by the holders of the Exchange Notes.

     SOVEREIGN FACILITY. Our Revolving Credit Agreement ("Sovereign Facility") with a group of lenders led by Sovereign Bank (collectively, "Sovereign") was amended effective April 30, 2002 to provide a two-tranche receivables financing arrangement in an aggregate amount not to exceed $48.0 million. The first tranche ("Sovereign Tranche A") is approximately $38.0 million. The Sovereign Tranche A maturity date is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the Sovereign Tranche A Conversion Date. Sovereign Tranche A bears interest at a base rate equal to the higher of (i) a variable annual rate of interest equal to the prime rate charged by Sovereign or (ii) 2.75% above the rate established by the Federal Reserve Bank of New York on overnight federal funds transactions with members of the Federal Reserve System; provided, that in no event shall the base rate be less than 6%.

     The second tranche ("Sovereign Tranche B") is approximately $10.0 million. Sovereign Tranche B shall be reduced automatically on a monthly basis as of the first day of each calendar month based on a 20-year amortization schedule. Sovereign Tranche B bears interest at the rate of 8% per annum. Interest is payable on the first day of each month. The Sovereign Tranche B maturity date is March 31, 2007. Sovereign Tranche B is secured by the same collateral pledged under Sovereign Tranche A.

     HELLER FACILITY. We originally entered into a Loan and Security Agreement ("Heller Receivables Loan") with Heller in October 1994 pursuant to which we have pledged notes receivable as collateral. The Heller Receivables Loan has been amended several times to increase the amount of borrowing capacity to $70 million. We also entered into a Loan and Security Agreement ("Heller Inventory Loan") in December 1999 for $10 million. The Heller Inventory Loan is secured by our unsold inventory of Vacation Intervals. In March 2001, we obtained a supplemental $10 million inventory and receivables loan ("Heller Supplemental Loan").

     There is currently no availability under the Heller Receivable Loan. The Heller Receivable Loan will mature on August 31, 2004.

     The Heller Inventory Loan was amended effective April 30, 2002 to extend the availability period to March 31, 2004 and the maturity date to March 31, 2007. The maturity date of the Heller Supplemental Loan was amended effective April 30, 2002 to extend the maturity to March 31, 2007.

FEATURES COMMON TO AMENDED SENIOR CREDIT FACILITIES WITH TEXTRON, SOVEREIGN, AND HELLER.

     The Amended Senior Credit Facilities with Textron, Sovereign and Heller described above provide for either a first or second priority security interest in (i) substantially all of our customer notes receivable that have been pledged to one of the senior secured lenders previously, and the mortgages attached thereto (except for a portfolio of notes and related mortgages pledged to CSFB),
(ii) substantially all of our real and personal property, including the Company's rights under the management agreements for the Existing Resorts, (iii) the stock of Silverleaf Finance, I, Inc., the SPE owned by us, (iv) the agreement with the Standby Manager (as defined below), (v) all collateral under each of the other Amended Senior Credit Facilities (except for the Amended Senior Credit Facility with CSFB); (vi) all books, records, reports, computer tapes, disks and software relating to the collateral pledged to Textron, Sovereign, and Heller; and (vii) all extensions, additions, improvements, betterments, renewals, substitutions and replacements of, for or to any of the collateral pledged to Textron, Sovereign, and Heller, together with the products, proceeds, issues, rents and profits thereof.

     The Amended Senior Credit Facilities with Textron, Sovereign, and Heller also provide that we shall retain, at our expense, a "Standby Manager" approved by the Senior Lenders who shall at any time that an event of default occurs and the Senior Lenders so direct, assume full control of the management of the Existing Resorts. We may also be replaced at the sole discretion of these Senior Lenders as servicing agent for the customer notes receivable pledged under the Amended Senior Credit Facilities. The Standby Manager designated by Textron, Sovereign and Heller under the Amended Senior Credit Facilities is J&J Limited, Inc. located in Windermere, Florida.

FINANCIAL COVENANTS UNDER AMENDED SENIOR CREDIT FACILITIES.

     The Amended Senior Credit Facilities with Heller, Textron and Sovereign provide certain financial covenants which we must satisfy. Any failure to comply with the financial covenants will result in a default under such Amended Senior Credit Facilities. The financial covenants are described below.

     TANGIBLE NET WORTH COVENANT. We must maintain a Tangible Net Worth at all times equal to (i) the greater of (A) $100,000,000 and (B) an amount equal to 90% of the Tangible Net Worth of the Company as of September 30, 2001, plus (ii)
(A) on a cumulative basis, 100% of the positive Consolidated Net Income after January 1, 2002, plus (B) 100% of the proceeds of (1) any sale by the Company of
(x) equity securities issued by the Company or (y) warrants or subscriptions rights for equity securities issued by the Company or (2) any indebtedness incurred by the Company, other than the loans under the Heller Facility, the Textron Facility or the Sovereign Facility, in the case of each of (1) and (2) above occurring after January 1, 2002. For purposes of the three Amended Senior Credit Facilities, "Tangible Net Worth" is (i) the consolidated net worth of the Company and its consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and its consolidated subsidiaries the terms and conditions of which are reasonably satisfactory to the Required Banks, minus (iii) the consolidated intangibles of the Company and its consolidated subsidiaries, including, without limitation, goodwill, trademarks, tradenames, copyrights, patents, patent applications, licenses and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles. "Consolidated Net Income" is the consolidated net income of the Company and its subsidiaries, after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses), determined in accordance with generally accepted accounting principles.

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

CAUTIONARY STATEMENTS

IF OUR ASSUMPTIONS AND ESTIMATES IN OUR BUSINESS MODEL ARE WRONG, WE COULD BE IN DEFAULT UNDER OUR CREDIT AGREEMENTS.

     The financial covenants in our credit facilities are based upon a business model prepared by our management and approved by our banks. We used a number of assumptions and estimates in preparing the business model, including:

     o We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;

     o We assumed that we can obtain approximately $100 million in additional off-balance sheet financing during 2003 and 2004;

     o We assumed that our level of sales and operating profits and costs can be maintained;

     o We assumed that we can significantly reduce the level of defaults on our customer notes receivable; and

     o We assumed that we can raise the prices on our products and services as market conditions allow.

    These assumptions and estimates are subject to significant business, economic and competitive risks and uncertainties. If our assumptions and estimates are wrong, our future financial condition and results of operations may vary significantly from those projected in the business model. In that case, we would be in default under our credit facilities and our banks could cease all funding. Without funding, we would likely be forced to seek a court supervised reorganization.

    Neither our past nor present independent auditors have reviewed or expressed an opinion about our business model or our ability to achieve it.

CHANGES IN THE TIMESHARE INDUSTRY COULD AFFECT OUR OPERATIONS.

     We operate solely within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

     o    An oversupply of timeshare units,

     o    A reduction in demand for timeshare units,

     o    Changes in travel and vacation patterns,

     o    A decrease in popularity of our resorts with our consumers,

     o    Governmental regulations or taxation of the timeshare industry, and

     o    Negative publicity about the timeshare industry.

CHANGES IN ACCOUNTING PROCEDURES AND STANDARDS COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has proposed an AICPA Statement of Position (the "Proposed SOP") which, if approved, could change the way we account for our sales of Vacation Intervals. The Proposed SOP was released to the public for comments on February 20, 2003. The Proposed SOP:

     o provides criteria for a real estate time-sharing transaction to be recognized as a sale;

     o limits the use of the full accrual method for revenue recognition and provides that, under various conditions, the percentage-of-completion method, cash received method, combined method, or deposit method must be used; and

     o provides further guidance on accounting for various other items such as sales incentives, costs incurred to sell time-shares, cost of sales and time-sharing inventory, credit losses, rental and other operations during the holding periods for inventory, special purpose entities, points systems, vacation clubs, sampler programs and mini-vacations, reloads, upgrades, and payments to owners associations.

     In its present form, the Proposed SOP would be generally effective for financial statements for fiscal years beginning after June 15, 2004. At transition, the Proposed SOP would be applied retroactively to financial statements by means of a cumulative effect of a change in accounting principle rather than the alternatives of prospective application to new transactions only and retroactive restatement of financial statements.

     Although we cannot predict what the final version may contain or when it will be adopted or effective, the current version of the Proposed SOP would result in very significant changes in our future financial statements. For example, we anticipate that we would be required to report our vacation interval sales on the cash method, rather than on the full accrual method, if the Proposed SOP is adopted in its present form. This would result in a substantial delay in the recognition of the revenue from our sales as compared to our current reporting.

     If adopted in its present form, the Proposed SOP may also make it impossible for us to comply with the financial covenants contained in certain of our credit agreements. In that event, we will need to negotiate waivers or forbearance agreements with the lenders.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

     Several unpredictable factors may cause our adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. We incurred net losses for the years ended December 31, 2000 and 2001, and the first quarter of 2002. While we had net income of $22.8 million for 2002, should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

     Many of the factors that will determine whether or not we generate sufficient earnings before interest, income taxes, depreciation and amortization to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

     o    the number of sales of Vacation Intervals;

     o    the average purchase price per interval;

     o    the number of customer defaults;

     o    our cost of borrowing;

     o    our sales and marketing costs and other operating expenses; and

     o    the continued sale of notes receivable.

     Our current and planned expenses and debt repayment levels are and will be to a large extent fixed in the short term, and are based in part on past expectations as to future revenues and cash flows. We have previously reduced our costs of operations through a reduction in workforce and other cost-savings measures. We may be unable to further reduce spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that our revenue, cash flow or operating results may not meet the expectations of our business model, and may even result in our being unable to meet the debt repayment schedules or financial covenants contained in our loan agreements, including the Old and New Indentures.

     Even after the implementation of the Reorganization Plan, our leverage is still significant and may continue to burden our operations, impair our ability to obtain additional financing, reduce the amount of cash available for operations and required debt payments, and make us more vulnerable to financial downturns.

     Our bank credit agreements may:

     o require a substantial portion of our cash flow to be used to pay interest expense and principal;

     o impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

     o limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

     We may not be able to reduce our financial leverage as we intend, and we may not be able to achieve an appropriate balance between the rate of growth which we consider acceptable and future reductions in financial leverage. If we are not able to achieve growth in adjusted earnings before interest, income taxes, depreciation and amortization, we may not be able to amend or refinance our existing debt obligations and we may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

WE MAY BE IMPACTED BY GENERAL ECONOMIC CONDITIONS.

     Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. The present economic slowdown in the United States could depress consumer spending for Vacation Intervals. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. During the present economic slowdown and in past economic slowdowns and recessions, we have experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues. Consequently, we have experienced an increased number of foreclosures and loan losses during this period. It is likely that these delinquencies and losses will continue to occur until the general economic conditions in the United States improve. Any or all of the foregoing conditions could have a material adverse effect on our results of operations, liquidity, and financial position.

WE ARE AT RISK FOR DEFAULTS BY OUR CUSTOMERS.

     We offer financing to the buyers of Vacation Intervals at our resorts. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to us for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers as is the case with most other timeshare developers.

     We recorded 20.0% of the purchase price of Vacation Intervals as a provision for uncollectible notes for the year ended December 31, 2002. Our sales were decreased by $4.1 million for customer returns for the year. When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we will incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 42.4% of Vacation Interval sales took place in 2002), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency. We would only recover an amount that the indebtedness owed to us exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy.

     At December 31, 2002, we had Vacation Interval customer notes receivable in the approximate principal amount of $262.1 million, and had an allowance for uncollectible notes of approximately $28.5 million. We cannot be certain that this allowance is adequate. In addition, at December 31, 2002, we were contingently liable with respect to approximately $123,000 for notes receivable sold with recourse.

WE MUST BORROW FUNDS TO FINANCE OUR OPERATIONS.

     Our business is dependent on our ability to finance customer notes receivable through our banks. At December 31, 2002, we owed approximately $232.9 million of principal and interest to our lenders.

          BORROWING BASE. We have agreements with lenders to borrow up to approximately $246.5 million. We pledged our customer promissory notes and mortgages as security under these agreements. Our lenders typically lend us up to 75% of the principal amount of our customers' notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2002, we had a portfolio of approximately 33,022 Vacation Interval customer notes receivable in the approximate principal amount of $262.1 million. Approximately $4.7 million in principal amount of our customers' notes were 61 days or more past due and, therefore, ineligible as collateral.

          NEGATIVE CASH FLOW. We ordinarily receive only 10% of the purchase price on the sale of a Vacation Interval, but we must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

          INTEREST RATE MISMATCH. At December 31, 2002, our portfolio of customer loans had a weighted average fixed interest rate of 14.4%. At such date, our borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 6.4%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. We have not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans which would reduce our income from financing activities.

          MATURITY MISMATCH. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had an average maturity of 6.0 years at December 31, 2002. Our revolving credit facilities have scheduled maturity dates between August 2003 and March 2007, with $9.8 million of these credit facilities maturing in 2003. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in 2003 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our lenders to extend the term of our existing funding commitments or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

          IMPACT ON SALES. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance and
     (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals.

OUR BUSINESS IS HIGHLY REGULATED.

     We are subject to substantial governmental regulation in the conduct of our business. See "Item 1. Business, Governmental Regulation, Environmental Matters, Utility Regulation, Other Regulation, and Item 3. Legal Proceedings." If we are found to have violated any statute, rule, or regulation applicable to us, our assets, or our business, it could have a material effect on our results of operations, liquidity, and financial condition.

WE ARE DEPENDENT ON OUR KEY PERSONNEL.

     During 2001, we were forced to downsize our staff, and we terminated many employees with extended in-depth experience. However, we retained key members of management. The loss of the services of the key members of management could have a material adverse effect on our operations. Should our business develop and expand again in the future, we would require additional management and employees. Inability to hire when needed, retain, and integrate needed new or replacement management and employees could have a material adverse effect on our results of operations, liquidity, and financial position in future periods.

WE WILL INCUR COSTS FOR ADDITIONAL DEVELOPMENT AND CONSTRUCTION ACTIVITIES AT OUR EXISTING RESORTS.

     We intend to continue to develop the Existing Resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

     o construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;

     o sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and

     o financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

     We cannot be certain that we will have the liquidity and capital resources to develop and expand the Existing Resorts.

     Our development and construction activities, as well as our ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Our failure to maintain the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of our resorts. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where our resorts are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Resorts.

     Most of our resorts are located in rustic areas which often requires us to provide public utility water and sanitation services in order to proceed with development. This development is subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development. Operation of the utilities also subjects us to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water.

WE MUST INCUR COSTS TO COMPLY WITH LAWS GOVERNING ACCESSIBILITY OF FACILITIES TO DISABLED PERSONS.

     We are subject to a number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), that impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although we believe the Existing Resorts are substantially in compliance with these laws, we will incur additional costs to fully comply with these laws. Additional federal, state, and local legislation may impose further restrictions on the Company, the Clubs, or the Management Clubs at the Existing Resorts or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known. Such costs are not expected to have a material effect on our results of operations, liquidity, and financial condition, but these costs could be substantial.

WE MAY BE VULNERABLE TO REGIONAL CONDITIONS.

     Prior to August 1997, all of our operating resorts and substantially all of our customers and borrowers were located in Texas and Missouri. Since August 1997, we have expanded into other states. Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Our current geographic concentration could make us more susceptible to adverse events or conditions which affect these areas in particular.

WE MAY BE LIABLE FOR ENVIRONMENTAL CLAIMS.

     Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2001 by independent environmental consultants for all of the Existing Resorts. The reports did not reveal, nor are we aware of, any environmental liability that would have a material adverse effect on our results of operations, liquidity, or financial position. We cannot be certain that the Phase I reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to us.

     Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by us or by our predecessors.

     We believe that we are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority or third party of any non-compliance, liability, or other claim in connection with any of our present or former properties.

OUR SALES COULD DECLINE IF OUR RESORTS DO NOT QUALIFY FOR PARTICIPATION IN AN EXCHANGE NETWORK.

     The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Existing Resorts, except Oak N' Spruce Resort, are currently qualified for participation in the RCI exchange network. Oak N' Spruce Resort is currently under contract with another exchange network provider, Interval International. We cannot be certain that we will be able to continue to qualify the Existing Resorts or any future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

OUR SALES WOULD BE AFFECTED BY A SECONDARY MARKET FOR VACATION INTERVALS.

     We believe the market for resale of Vacation Intervals is very limited and that resale prices are substantially below the original purchase price of a Vacation Interval. This may make ownership of Vacation Intervals less attractive to prospective buyers. Owners of Vacation Intervals who wish to sell their Vacation Interval compete with our sales. Vacation Interval resale clearing houses and brokers do not currently have a material impact on our sales. However, if the secondary market for Vacation Intervals becomes more organized and liquid, the availability of resale intervals at lower prices could materially adversely affect our prices and our ability to sell new Vacation Intervals.

OUR SALES ARE SEASONAL IN NATURE.

    Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our quarterly operating results could be negatively impacted by these factors.

WE ARE NOT INSURED FOR CERTAIN TYPES OF LOSSES.

     We do not insure certain types of losses (such as losses arising from floods and acts of war) either because insurance is unavailable or unaffordable. Should an uninsured loss or a loss in excess of insured limits occur, we could be required to repair damage at our expense or lose our capital invested in a resort, as well as the anticipated future revenues from such resort. We would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Our results of operations, liquidity, and financial position could be adversely effected by such losses. Additionally, we may be indirectly impacted if disasters such as the terrorist attacks on the United States which occurred on September 11, 2001 cause a general increase in property and casualty insurance rates, or cause certain types of coverage to be unavailable.

WE WILL CONTINUE TO BE HIGHLY LEVERAGED.

     Our ability to finance customer notes receivable and develop our resorts will be financed through borrowed funds. The funds borrowed would be collateralized by substantially all of our assets. In addition, our loan agreements contain financial and other restrictive covenants that will limit our ability to borrow additional funds or invest in additional resorts. Failure by us to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our results of operations, liquidity, and financial position. Future loan agreements would likely contain similar restrictions.

     The New Indenture pertaining to the exchanged senior subordinated notes permits us to incur additional indebtedness, including indebtedness secured by our customer notes receivable. Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds. The New Indenture pertaining to the exchanged senior subordinated notes also permits us to borrow additional funds in order to finance development of our resorts. Future construction loans will likely result in liens against the respective properties.

COMMON STOCK COULD BE IMPACTED BY OUR INDEBTEDNESS.

     The level of our indebtedness could negatively impact holders of our Common Stock, because:

     o a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on the Exchange Notes and other indebtedness;

     o our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

     o our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;

     o some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and

     o    increased interest expense will reduce earnings, if any.

WE COULD LOSE CONTROL OVER THE CLUBS.

     Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Resorts on a collective basis. The consolidation of resort operations through the Silverleaf Club permits:

     o    a centralized reservation system for all resorts;

     o substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

     o    centralized management for the entire resort system;

     o centralized legal, accounting, and administrative services for the entire resort system; and

     o uniform implementation of various rules and regulations governing all resorts.

     We currently have the right to unilaterally appoint the board of directors or governors of the Clubs until the respective control periods have expired (typically triggered by the percentage of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law. Thereafter, the bylaws of certain of the Clubs require that a majority of the members of the board of directors or governors of the Club be owners of Vacation Intervals of that resort. The loss of control of the board of directors or governors of a Club could result in our being unable to unilaterally cause the renewal of the collective Management Agreement with that Club when it expires in 2010.

WE COULD ISSUE PREFERRED STOCK THAT WOULD HAVE RIGHTS AND PREFERENCES SENIOR TO COMMON STOCK.

     Our Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of Preferred Stock in one or more series and to establish the preferences and rights (including the right to vote and the right to convert into Common Stock) of any series of Preferred Stock issued. Such preferences and rights would likely grant to the holders of the Preferred Stock certain preferences in right of payment upon a dissolution of the Company and the liquidation of our assets that would not be available to the holders of our Common Stock. To the extent that our credit facilities would permit, the Board could also establish a dividend payable to the holders of the Preferred Stock that would not be available to the holders of the Common Stock.

OUR CASH FLOW MAY NOT BE ADEQUATE UPON AN ACCELERATION OF DEFERRED TAXES.

     While we report sales of Vacation Intervals as income for financial reporting purposes at the time of the sale, for federal income tax purposes, we report substantially all Vacation Interval sales on the installment method. Under the installment method, we recognize income for regular federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $98.6 million at December 31, 2002, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $105.3 million at December 31, 2002), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. In addition, the net deferred tax benefit is fully-reserved at December 31, 2002. If we should sell the installment notes or be required to factor them or if the notes were foreclosed on by one of our lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

WE WILL BE SUBJECT TO ALTERNATIVE MINIMUM TAXES.

     For purposes of computing the 20% alternative minimum tax ("AMT") imposed under Section 55 of the Code on our alternative minimum taxable income ("AMTI"), the installment sale method is generally not allowed. The Code requires an adjustment to our AMTI for a portion of our adjusted current earnings ("ACE"). Our ACE must be computed without application of the installment sale method. Prior to 1997, we used the installment method for the calculation of ACE for federal AMT purposes. In 1998, we received a ruling from the Internal Revenue Service granting our request for permission to change to the accrual method for this computation effective January 1, 1997. As a result, our AMTI for 1997 through 1999 was increased each year by approximately $9 million, which resulted in our paying substantial additional federal and state taxes in those years. As a result of this change, we paid $641,000, $4.9 million, and $4.3 million of federal AMT for 1997, 1998, and 1999, respectively. Due to losses incurred in 2000, we received refunds totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of our 2000 AMT loss to 1999, 1998, and 1997. Thus, while Section 53 of the Code provides that we will be allowed a credit ("minimum tax credit") against our regular federal income tax liability for all or a portion of the AMT previously paid, these refunds have resulted in a refund of all such previously paid AMT. As a result, no minimum tax credit is available. Due to AMT loss carryforwards existing as of December 31, 2001, we do not anticipate having a current AMT liability for 2002. However, we further anticipate that any AMT loss carryforward remaining at the end of 2002 will be small and will be deductible in future years only to the extent of 90% of AMTI pursuant to Section 56(d) of the Code. Accordingly, we anticipate that we will have significant AMT liabilities in future years.

     Due to the Exchange Offer previously described, an ownership change, within the meaning of Section 382(g) of the Code, has occurred. Such an ownership change may result in the imposition of a limitation on our use of any minimum tax credit as provided in Section 383 of the Code. Under Section 383, the amount of the excess credits which exist as of the date of the ownership change can be used to offset our tax liability for post-change years only to the extent of the
Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of our taxable income as does not exceed the
Section 382 limitation for such post-change year to the extent available after the application of Sections 382 and 383(b) and (c). As a result of the above-described refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code. However, if it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the Exchange Offer, or if additional "ownership changes" within the meaning of Section 382(g) of the Code occur in the future, we cannot be certain that such ownership changes will not result in a limitation on the use of any such minimum tax credit.

OUR USE OF NET OPERATING LOSS CARRYOVERS COULD BE LIMITED BY AN OWNERSHIP
CHANGE.

     We had net operating loss ("NOL") carryforwards of approximately $258.6 million at December 31, 2002, for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. The Exchange Offer resulted in an ownership change within the meaning of Section 382(g) of the Code as of May 2, 2002 (the "change date"). As a result, a portion of our NOL is subject to an annual limitation for a portion of the taxable year, which includes the change date as well as the taxable years beginning after the change date. The annual limitation will be equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). It is anticipated that this annual limitation is small in comparison to the size of the NOL carryforwards. However, the annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382(h) of the Code.

     We anticipate that the built-in gain associated with the installment sale gains as of the change date will increase the Setion 382 Limitation and allow the utilization of the NOL as needed. Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the NOL. Such limitation or denial would require us to pay substantial additional federal and state taxes and interest for any periods following a change in ownership as described above. Moreover, pursuant to Section 383 of the Code, an ownership change may also limit or deny our future utilization of certain carryover excess credits, including any unused minimum tax credit, if any, attributable to payment of alternative minimum taxes, as described above.

     Accordingly, we cannot be certain that these additional limitations will not limit or deny our future utilization of any NOL and/or excess tax credits. If we cannot utilize these NOL and/or excess tax credits, we will pay substantial additional federal and state taxes and interest for any periods following applicable changes in ownership as described above. Such tax and interest liabilities may adversely affect our liquidity.

WE COULD BE LIABLE FOR BACK PAYROLL TAXES IF OUR INDEPENDENT CONTRACTORS ARE RECLASSIFIED AS EMPLOYEES.

Although we treat all on-site sales personnel as employees for payroll tax purposes, we do have independent contractor agreements with certain sales and marketing persons or entities. We have not treated these independent contractors as employees and do not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees, rather than as independent contractors, we could be liable for back payroll taxes. This could have a material adverse effect on our results of operations, liquidity and financial position.

ITEM 2. PROPERTIES

     At December 31, 2002, we owned and/or managed a total of 19 timeshare resorts. Principal developmental activity which occurred during 2002 is summarized below.

     CONTINUED DEVELOPMENT OF OAK N' SPRUCE RESORT. Oak N' Spruce Resort, located 134 miles west of Boston, Massachusetts, has 248 existing units. Silverleaf intends to develop approximately 216 additional units (11,232 Vacation Intervals) at this resort in the future. During 2002, we added 24 units at this resort. Our application for approximately 216 additional units was denied by local planning and zoning authorities in early 2003. In addition, a supplemental application for 75 additional units was also denied. Both of these zoning denials are on appeal. If we are unsuccessful in obtaining authorizations to build additional units at Oak N' Spruce Resort, it will materially and adversely affect our ability to develop this resort and to sustain sales of Vacation Intervals at Oak N' Spruce at existing levels.

     CONTINUED DEVELOPMENT OF HOLIDAY HILLS RESORT. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 362 existing units. We intend to develop approximately 426 additional units (22,124 Vacation Intervals) at this resort. During 2002, the Company added 36 units at the resort.

     CONTINUED DEVELOPMENT OF PINEY SHORES RESORT. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 172 existing units. We intend to develop approximately 120 additional units (6,240 Vacation Intervals) at this resort. During 2002, we added 6 units at this resort.

     CONTINUED DEVELOPMENT OF SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort, located in Galveston, Texas, has 84 existing units. We intend to develop approximately 198 additional units (10,296 Vacation Intervals) at this resort. During 2002, we added 12 units at this resort.

     CONTINUED DEVELOPMENT OF HILL COUNTRY RESORT. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 266 existing units. We intend to develop approximately 246 additional units (12,792 Vacation Intervals) at this resort. During 2002, we added 12 units at this resort.

     CONTINUED DEVELOPMENT OF FOX RIVER RESORT. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 186 existing units. We intend to develop approximately 264 additional units (13,728 Vacation Intervals) at this resort. During 2002, we added 12 units at this resort.

     POSSIBLE DEVELOPMENT OF NEW RESORTS. In December 1998, we purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property may be developed as a Drive-to Resort (i.e., Beech Mountain Resort). We have received regulatory approval to develop 408 units (21,216 Vacation Intervals), but we have not scheduled dates for construction, completion of initial units, or commencement of marketing and sales efforts.

     DISCONTINUED DEVELOPMENT OF CERTAIN RESORTS. As a result of the liquidity problems announced during 2001, we discontinued our development plans for timeshare resorts in Kansas City, Missouri, and Las Vegas, Nevada. The property in Kansas City is currently held for sale. The property in Las Vegas was sold in January 2003. All net sales proceeds were paid to our senior lenders.

FUTURE GROWTH STRATEGY

     Our credit facilities limit our ability to develop new resorts. As a result, we will continue to expand our Existing Resorts by maintaining marketing, sales, and development activities at those resorts in accordance with our downsized business model. We will also continue to emphasize our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of product. We will concentrate more on marketing to existing members, including sales of upgraded Vacation Intervals, second weeks, and existing owner referral programs.

COMPETITIVE ADVANTAGES

     We believe our business affords us the following competitive advantages:

     CONVENIENT DRIVE-TO LOCATIONS. Our Owned Drive-to Resorts are located within a two-hour drive of a majority of our target customers' residences, which accommodates the growing demand for shorter, more frequent, close-to-home vacations. This proximity facilitates use of our Bonus Time Program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. We believe we are the only timeshare operator that offers customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a "country-club" basis.

     SUBSTANTIAL INTERNAL GROWTH CAPACITY. At December 31, 2002, we had an inventory of 24,121 Vacation Intervals and a master plan to construct new units which will result in up to 95,756 additional Vacation Intervals at the Existing Resorts. Our master plan for construction of new units is contingent upon future sales at the Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

     IN-HOUSE OPERATIONS. We have in-house marketing, sales, financing, development, and property management capabilities. While we utilize outside contractors to supplement internal resources, our internal capabilities provide greater control over all phases of our operations, help maintain operating standards, and reduce overall costs.

     LOWER CONSTRUCTION AND OPERATING COSTS. We have developed and generally employ standard architectural designs and operating procedures which we believe significantly reduce construction and operating expenses. Standardization and integration also allow us to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an "as needed" basis within 180 to 270 days.

     CENTRALIZED PROPERTY MANAGEMENT. We presently operate all of the Existing Resorts on a centralized and collective basis with operating and maintenance costs paid from Silverleaf Owners' monthly dues. We believe that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates our internal exchange program and the Bonus Time Program.

     EXPERIENCED MANAGEMENT. Our senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. The senior officers have an average of seventeen years of experience in the timeshare industry.

RESORTS SUMMARY

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2002, unless otherwise indicated.

EXISTING RESORTS

                                                                           VACATION INTERVALS                  VACATION INTERVALS
                                                UNITS AT RESORTS              AT RESORTS                              SOLD
                                           --------------------------     --------------------                --------------------
                               PRIMARY     INVENTORY                      INVENTORY                  DATE                    IN
                               MARKET          AT          PLANNED           AT       PLANNED        SALES      THROUGH     2002
    RESORT/LOCATION            SERVED       12/31/02     EXPANSION(b)     12/31/02   EXPANSION     COMMENCED  12/31/02(c)  ONLY(a)
    ---------------            -------     ---------     ------------     ---------  ---------     ---------  -----------  -------
DRIVE-TO RESORTS
Holly Lake                  Dallas-              130               --         1,745         --          1982        4,755      256
  Hawkins, TX               Ft. Worth, TX
The Villages                Dallas-              334               96         4,413      4,992(h)       1980       12,547    1,221
  Flint, TX                 Ft. Worth, TX
Lake O' The Woods           Dallas-               64               --           879         --          1987        2,321      251
  Flint, TX                 Ft. Worth, TX
Piney Shores                Houston, TX          172              120(h)      2,252      6,240(h)       1988        6,500      826
  Conroe, TX
Hill Country                Austin-San           266(g)           246(h)      2,646     12,792(h)       1984       10,814      972
  Canyon Lake, TX           Antonio, TX
Timber Creek                St. Louis,            72               84(h)      1,377      4,368(h)       1997        2,367      193
  DeSoto, MO                MO
Fox River                   Chicago, IL          186              264(h)        965     13,728(h)       1997        8,707    1,719
  Sheridan, IL
Apple Mountain              Atlanta, GA           60              192(h)        947      9,984(h)       1999        2,173       27
  Clarkesville, GA
Treasure Lake               Central PA           145               --(e)      1,112         --(e)       1998        6,219        7
  Dubois, PA
Alpine Bay                  Central AL            54               --(e)          8         --(e)       1998        2,746       --
  Alpine, AL
Beech Mountain Lakes        Eastern PA,           54               --(e)        140         --(e)       1998        2,614       --
  Drums, PA                  NY
Foxwood Hills               Eastern SC,          114               --(e)        447         --(e)       1998        5,271       --
  Westminster, SC            Western GA
Tansi Resort                Nashville-           124               --(e)        382         --(e)       1998        5,890       --
  Crossville, TN            Knoxville, TN
Westwind Manor              Dallas-               37               --(e)        350         --(e)       1998        1,537       --
  Bridgeport, TX            Ft. Worth, TX

DESTINATION RESORTS         LOCATIONS
Ozark Mountain              Branson,             136               --(h)        804         --(h)       1982        6,044      209
   Kimberling City,         MO
   MO
Holiday Hills               Branson,             362              426(h)      2,740     22,124(h)       1984       15,948    1,197
   Branson, MO              MO
Oak N' Spruce               Boston, MA           248              216(h)      1,576     11,232(h)       1998       11,320    1,269
  South Lee, MA             New York, NY
Silverleaf's Seaside        Galveston,            84              198(h)      1,169     10,296(h)       2000        3,199       77
  Galveston, TX             TX
Hickory Hills               Gulf Coast,           80               --(e)        169         --(e)       1998        3,911       --
  Gautier, MS               MS
                                           ---------     ------------     ---------  ---------                -----------  -------
         Total                                 2,722            1,842        24,121     95,756                    114,883    8,224
                                           =========     ============     =========  =========                ===========  =======

                                            AVERAGE
                               PRIMARY       SALES
                               MARKET        PRICE     AMENITIES/
    RESORT/LOCATION            SERVED       IN 2002  ACTIVITIES(d)
    ---------------            -------      -------  -------------
DRIVE-TO RESORTS
Holly Lake                  Dallas-         $ 8,962  B,F,G,H,M,S,T
  Hawkins, TX               Ft. Worth, TX
The Villages                Dallas-           9,629  B,F,H,M,S,T
  Flint, TX                 Ft. Worth, TX
Lake O' The Woods           Dallas-           8,104  F,M,S,T(f)
  Flint, TX                 Ft. Worth, TX
Piney Shores                Houston, TX      10,413  B,F,H,M,S,T
  Conroe, TX
Hill Country                Austin-San       10,493  H,M,S,T(f)
  Canyon Lake, TX           Antonio, TX
Timber Creek                St. Louis,       11,413  B,F,G,M,S,T
  DeSoto, MO                MO
Fox River                   Chicago, IL       9,925  B,F,G,M,S,T
  Sheridan, IL
Apple Mountain              Atlanta, GA      13,409  G,M,S,T
  Clarkesville, GA
Treasure Lake               Central PA          953  G,B,F,S,T,M
  Dubois, PA
Alpine Bay                  Central AL           --  G,S,T,M(f)
  Alpine, AL
Beech Mountain Lakes        Eastern PA,          --  B,F,S,T
  Drums, PA                  NY
Foxwood Hills               Eastern SC,          --  G,T,S,M(f)
  Westminster, SC            Western GA
Tansi Resort                Nashville-           --  T,G,F,B,M, S
  Crossville, TN            Knoxville, TN
Westwind Manor              Dallas-              --  G,F,M,S,T
  Bridgeport, TX            Ft. Worth, TX

DESTINATION RESORTS         LOCATIONS
Ozark Mountain              Branson,          9,519  B,F,M,S,T
   Kimberling City,         MO
   MO
Holiday Hills               Branson,          8,678  G,S,T(f)
   Branson, MO              MO
Oak N' Spruce               Boston, MA       10,553  F,G,M,S,T
  South Lee, MA             New York, NY
Silverleaf's Seaside        Galveston,        8,894  S,T
  Galveston, TX             TX
Hickory Hills               Gulf Coast,          --  B,F,G,M,S,T
  Gautier, MS               MS
                                            -------
         Total                              $ 9,846
                                            =======

(a) These totals do not reflect sales of upgraded Vacation Intervals to Silverleaf Owners. In this context, a sale of an "upgraded Vacation Interval" refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2002, upgrade sales at the Existing Resorts were as follows:

                                                     AVERAGE SALES PRICE
                                                        FOR THE YEAR
                                                       ENDED 12/31/02
                                 UPGRADED VACATION       -- NET OF
           RESORT                 INTERVALS SOLD     EXCHANGED INTERVAL
           ------                -----------------   -------------------
Holly Lake ...................            118              $3,869
The Villages .................            616               5,192
Lake O' The Woods ............            116               3,779
Piney Shores .................            601               4,951
Hill Country .................            977               5,144
Timber Creek .................            263               4,239
Fox River ....................            393               4,636
Ozark Mountain ...............            156               6,240
Holiday Hills ................          2,422               5,777
Oak N' Spruce ................            833               5,499
Apple Mountain ...............            117               5,345
Silverleaf's Seaside .........          1,134               5,847
                                       ------
                                        7,746
                                       ======

     The average sales price for the 7,746 upgraded Vacation Intervals sold was $5,401 for the year ended December 31, 2002.

(b) Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2002:

                                  LAND-USE     LAND-USE   LAND-USE
                                   PROCESS     PROCESS     PROCESS   CURRENTLY IN
                                 NOT STARTED   PENDING    COMPLETE   CONSTRUCTION   TOTAL
                                 -----------   --------   --------   ------------   -----
The Villages .................            --         --         96             --      96
Piney Shores .................            --         --        120             --     120
Hill Country .................            --         --        246             --     246
Timber Creek .................            --         --         84             --      84
Fox River ....................            --         --        252             12     264
Holiday Hills ................            --         --        414             12     426
Oak N' Spruce ................            --        192         --             24     216
Apple Mountain ...............           126         --         48             18     192
Silverleaf's Seaside .........            --         --        198             --     198
                                 -----------   --------   --------   ------------   -----
                                         126        192      1,458             66   1,842
                                 ===========   ========   ========   ============   =====

     "Land-Use Process Pending" means that we have commenced the process which we believe is required under current law in order to obtain the necessary land-use authorizations from the applicable local governmental authority with jurisdiction, including submitting for approval any architectural drawings, preliminary plats, or other attendant items as may be required.

     "Land-Use Process Complete" means either that (i) we believe that we have obtained all necessary land-use authorizations under current law from the applicable local governmental authority with jurisdiction, including the approval and filing of any required preliminary or final plat and the issuance of building permit(s), in each case to the extent applicable, or
     (ii) upon payment of any required filing or other fees, we believe that we will under current law obtain such necessary authorizations without further process.

(c) These totals are net of intervals received from upgrading customers and from intervals received from cancellations.

(d) Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B -- boating; F -- fishing; G -- golf; H -- horseback riding; M -- miniature golf; S -- swimming pool; and T -- tennis.

(e) We have management rights with respect to these resorts and presently has no ability to expand the resorts. In 2000, we discontinued plans to sell Vacation Intervals at these resorts and our costs associated with its unsold inventory of Vacation Intervals at these resorts were written off.

(f)  Boating is available near the resort.

(g) Includes three units which have not been finished-out for accommodations and which are currently used for other purposes.

(h) Engineering, architectural, and construction estimates have not been completed, and we cannot be certain that we will develop these properties at the unit numbers currently projected.

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

     BONUS TIME PROGRAM. Our Bonus Time Program offers Silverleaf Club members a benefit not typically enjoyed by many other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time Program allows Silverleaf Club members to use vacant units at any of our owned resorts. The Bonus Time Program is limited based on the availability of units. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations.

     YEAR-ROUND USE OF AMENITIES. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

     EXCHANGE PRIVILEGES. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience we provide our members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 3,164 intra-company exchanges occurred in 2002. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, most Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89. Silverleaf Owners at Oak N' Spruce Resort may pay an annual fee of $79 to join the exchange program administered by Interval International. Both RCI and Interval International also charge an additional exchange fee for each exchange.

     DEEDED OWNERSHIP. We typically sell a Vacation Interval which entitles the owner to use a specific unit for a designated one-week interval each year. The Vacation Interval purchaser receives a recorded deed which grants the purchaser a percentage interest in a specific unit for a designated week. We also sell a biennial (alternate year) Vacation Interval that allows the owner to use a unit for a one-week interval every other year with reduced dues.

     MANAGEMENT CLUBS. Each of the Existing Resorts and the Existing Managed Resorts has a Club for the benefit of the timeshare owners. The Clubs operate under either Silverleaf Club or Crown Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club and Crown Club to perform the supervisory, management, and maintenance functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort.

     ON-SITE SECURITY. Each of the Resorts is patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

DESCRIPTION OF TIMESHARE RESORTS OWNED AND OPERATED BY SILVERLEAF

     HOLLY LAKE RESORT. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 2,740 acres within Holly Lake, of which approximately 2,667 acres may not be developed due to deed restrictions. At December 31, 2002, approximately 27 acres were developed. We have no future development plans.

     At December 31, 2002, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

     Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club, country store, indoor rodeo arena and stables, five tennis courts (four lighted), two different lakes (one with sandy swimming beach, one with boat launch for water-skiing), three outdoor swimming pools with bathhouses and pavilion, hiking/nature trails, children's playground area, two miniature golf courses, five picnic areas, activity center with grill, big screen television, game room with arcade games and pool tables, horseback trails, and activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

     At December 31, 2002, the resort contained 6,500 Vacation Intervals, of which 1,745 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $7,000 to $11,800 for one-week stays. During 2002, 256 Vacation Intervals were sold.

     THE VILLAGES AND LAKE O' THE WOODS RESORTS. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2002, approximately 181 acres were developed and 18 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 334 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 96 units are planned for development at The Villages and no additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts:
(i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, gas dock, boat launch, water-craft rentals, and covered and locked rental boat stalls; three swimming pools; two lighted tennis courts; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children's playground; RV sites; a new 9,445 square foot activity center with theater room with wide-screen television, reading room, grill, tanning beds, pool table, sauna, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use motor boats, paddle boats, and pontoon boats. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

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

     At December 31, 2002, The Villages contained 16,960 total Vacation Intervals, of which 4,413 remained available for sale. The Company plans to build 96 additional units at The Villages, which would yield an additional 4,992 Vacation Intervals available for sale. At December 31, 2002, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 879 remained available for sale. The Company has no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $7,000 to $15,800 for one-week stays (and start at $5,500 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $9,400 to $20,000 depending on the value rating of the interval. During 2002, 1,221 and 251 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

     PINEY SHORES RESORT. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of

Houston, Texas. The resort contains approximately 113 acres. At December 31, 2002, approximately 72 acres were developed and 11 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 172 units were completed and 120 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain "lodge-style" units feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings. President's Cove units feature a larger, more spacious floor plan (1255 square feet) with a back veranda, washer and dryer, and a more elegant decor.

     The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include two swimming pools and a spa, a bathhouse complete with outdoor shower and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children's playground, picnic areas, boat launch, beach area, 4,626-square foot activity center, 32-seat theatre room with big screen television, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball.

     At December 31, 2002, the resort contained 8,752 Vacation Intervals, of which 2,252 remained available for sale. We intend to build 120 additional units, which would yield an additional 6,240 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $20,000 for one-week stays (and start at $5,500 for biennial intervals). During 2002, 826 Vacation Intervals were sold.

     HILL COUNTRY RESORT. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2002, approximately 38 acres were developed and 19 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 266 units were completed and 246 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 122 units feature the Company's new "lodge style." 32 "Presidents Villas" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children's playground areas, barbecue and picnic area, enclosed swimming pool and heated spa, children's wading pool, tennis court, and activity areas for basketball, horseshoes, shuffleboard and sand volleyball court. Area sights and activities include water-tubing on the nearby Guadeloupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

     At December 31, 2002, the resort contained 13,460 Vacation Intervals, of which 2,646 remained available for sale. The Company plans to build 246 additional units, which collectively would yield 12,792 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $9,400 to $22,000 depending on the value rating of the interval. During 2002, 972 Vacation Intervals were sold.

     OZARK MOUNTAIN RESORT. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2002, the resort contained approximately 116 acres. We have no future development plans.

     At December 31, 2002, 136 units were completed and no additional units are planned for development. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. "Presidents View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

     At December 31, 2002, the resort contained 6,848 Vacation Intervals, of which 804 remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,500 to $13,500 for one-week stays, while one-week "Presidents View" intervals are priced at $10,000 to $22,500 depending on the value rating of the interval. During 2002, 209 Vacation Intervals were sold.

     HOLIDAY HILLS RESORT. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 405 acres, including a 91-acre golf course. At December 31, 2002, approximately 296 acres were developed and 68 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 362 units were completed and an additional 426 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. "Presidents Fairways" units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, tennis court, picnic areas, camp sites, basketball court, activity area which includes shuffleboard, horseshoes, and a children's playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, a 2,800 square foot outdoor swimming pool, and a sports pool. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowners' associations.

     At December 31, 2002, the resort contained 18,688 Vacation Intervals, of which 2,740 remained available for sale. The Company plans to build 426 additional units, which would yield an additional 22,124 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,500 for one-week stays (and start at $7,000 for biennial intervals), while one-week "Presidents Fairways" intervals are priced at $10,000 to $28,500 depending on the value rating of the interval. During 2002, 1,197 Vacation Intervals were sold.

     TIMBER CREEK RESORT. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2002, approximately 180 acres were developed and 6 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 72 units were completed and an additional 84 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

     The primary recreational amenity available at the resort is a 40-acre fishing lake. Other amenities include a clubhouse, a five-hole par three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, fitness center, horseshoes, archery, a welcome center, playground, arcade, movie room, tanning bed, cedar sauna, sales and registration building, hook-ups for recreational vehicles, and boat docks. We are obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2002, the resort contained 3,744 Vacation Intervals and 1,377 Vacation Intervals remained available for sale. We plan to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation

Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2002, 193 Vacation Intervals were sold.

     FOX RIVER RESORT. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2002, approximately 156 acres were developed and 26 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 186 units are completed and 264 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities currently available at the resort include five-hole par three executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / seasonal ice-skating rink, shuffleboard courts, sand volleyball courts, outdoor pavilion, and playgrounds. The Company also offers winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2002, the resort contained 9,672 Vacation Intervals and 965 Vacation Intervals remained available for sale. We plan to build 264 additional units, which would collectively yield 13,728 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2002, 1,719 Vacation Intervals were sold.

     OAK N' SPRUCE RESORT. In December 1997, we acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2002, approximately 37 acres were developed and 10 acres are currently planned by the Company to be used for future development. Our application for approximately 216 additional units was denied by local authorities in early 2003. We have filed supplemental applications for fewer units. If for any reason we are unsuccessful in obtaining authorizations to build additional units at Oak N' Spruce Resort, it may materially and adversely affect our ability to develop this resort and to sustain sales of Vacation Intervals at Oak N' Spruce at existing levels.

     At December 31, 2002, the resort had 248 units and the above described additional 216 units are planned for development. There are six types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse,
(iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and President's style units. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, three-hole pitch and putt golf course, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

     At December 31, 2002, the resort contained 12,896 Vacation Intervals, of which 1,576 remained available for sale. Subject to obtaining permission from local authorities, we plan to build 216 additional "lodge-style" units, which would yield an additional 11,232 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,650 to $25,000 for one-week stays (and start at $4,700 for biennial intervals). During 2002, 1,269 Vacation Intervals were sold.

     APPLE MOUNTAIN RESORT. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort's golf course. At December 31, 2002, approximately 191 acres were developed and 16 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, 60 units are completed and 192 units are planned for development at Apple Mountain Resort. The "Lodge Get-A-Way" units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

     Amenities at the resort include a 9,445 square foot administration building and activity center featuring a theatre room with a wide screen television, a member services building, pool tables, arcade games, and snack area. Other amenities at the resort include two tennis courts, swimming pool, shuffleboard, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

     The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course is 1,530 feet at the lowest point and 1,600 feet at the highest point. The course is designed with approximately 104,000 square feet of bent grass greens. The course's tees total approximately 2 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and there are approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pine roughs along twelve of the fairways. The course has a five-acre irrigation lake and a pond of approximately 900 square feet located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment. There is also a golf professional on site to offer lessons and to plan events for the club.

     At December 31, 2002, the resort contained 3,120 Vacation Intervals, of which 947 remained available for sale. We plan to build 192 additional "lodge-style" units, which would yield an additional 9,984 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2002, 27 Vacation Intervals were sold.

     SILVERLEAF'S SEASIDE RESORT. Silverleaf's Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2002, approximately 45 acres were developed and 42 acres are currently planned by the Company to be used for future development.

     At December 31, 2002, the resort had 84 units and an additional 198 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks.

     With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard. We are obligated to maintain and provide campground facilities for members of the previous owner's campground system.

     At December 31, 2002, the resort contained 4,368 Vacation Intervals of which 1,169 remained available for sale. We plan to build 198 additional units which would yield an additional 10,296 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $8,500 to $23,500 for one-week stays. During 2002, 77 Vacation Intervals were sold.

DESCRIPTION OF TIMESHARE RESORTS MANAGED BY THE COMPANY

     We acquired the management rights and an inventory of unsold Vacation Intervals from Crown Resort Co., LLC in May 1998. We manage these resorts for a fee. We have ceased all sales and development of these resorts.

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

     BEECH MOUNTAIN LAKES RESORT. Beech Mountain Lakes is located in Butler Township, Luzerne County, Pennsylvania and is approximately 30 miles south of Wilkes Barre-Scranton. The resort contains 54 units and has a restaurant/lounge, indoor pool/sauna, clubhouse, fitness center and tennis courts.

     TREASURE LAKE RESORT. Treasure Lake is located in Sandy Township, Clearfield County, Pennsylvania and is approximately 160 miles northeast of Pittsburgh. The resort contains 145 units and has two golf courses, two lakes, four beaches, campground, two restaurant/lounges, indoor pool/sauna, outdoor pool, clubhouse, four playgrounds, tennis courts, and pontoon boat.

     FOXWOOD HILLS RESORT. Foxwood Hills is located in Oconee County, South Carolina near Lake Hartwell and is approximately 100 miles northeast of Atlanta. The resort contains 114 units and has a golf course, restaurant/lounge, indoor pool/sauna, outdoor pool, clubhouse, miniature golf course, tennis courts, and playground.

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

POTENTIAL NEW RESORT

     BEECH MOUNTAIN RESORT. In December 1998, we acquired 1,998 acres of undeveloped land near Philadelphia, Pennsylvania, which could be developed as a Drive-to Resort. The primary recreational amenity available at this site is a fishing lake. We have received regulatory approval to develop 408 units, which would yield 21,216 Vacation Intervals for sale. We have not scheduled target dates for construction, completion of initial units, or commencement of marketing and sales efforts for this location.

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

     CERTAIN ALLEGED CLASS ACTION CLAIMS. A purported class action was filed against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiff's request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted form the amended Petition. The Plaintiffs seek damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also seek rescission of their original purchase contracts with the Company. The Company intends to vigorously defend against the Plaintiffs' claims and believes it has valid defenses to the claims. Discovery with regard to the Plaintiffs' claims is ongoing.

     A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the document preparation fee and treble damages on behalf of both the plaintiffs and the alleged class they purport to represent, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company intends to contest the case vigorously.

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

     ADMINISTRATIVE PROCEEDINGS. The Company is the defendant in a housing discrimination complaint filed with the United States Department of Housing and Urban Development ("HUD"), which alleges that Fox River Resort engaged in one or more discriminatory housing practices under the Federal Housing Law, 42 U.S.C. Sections 3601-3619, because a unit utilized by the complainants was designed and constructed without certain required elements of accessible design and because the complainants were denied the opportunity for reasonable accommodation of the disability of one of the complainants. The remedies requested in the complaint include retrofitting units at Fox River Resort and all non-compliant locations owned by the Company, monetary damages, injunction prohibiting the Company from advertising and selling inaccessible timeshare units and other relief deemed just and equitable by HUD. The Company and the complainants are voluntarily participating in HUD's conciliation program.

     CERTAIN OTHER CLAIMS. In January 2003, a group of eight related individuals and entities who are holders of certain of the Company's 10 1/2% Senior Subordinated Notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes are not in default and the Company denies all liability with regard to the alleged claims of these eight claimants. No litigation has been filed against the Company or any of its affiliates by these eight claimants; however, there can be no assurance that these claims will not ultimately result in litigation. If such litigation is filed, the Company intends to vigorously defend against it.

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

                                       HIGH     LOW
                                      ------   -----
Year Ended December 31, 2000:
First Quarter .....................   $ 7.19   $4.00
Second Quarter ....................     4.94    2.69
Third Quarter .....................     4.06    2.69
Fourth Quarter ....................     3.88    2.50

Year Ended December 31, 2001:
First Quarter .....................   $ 3.88   $ .89
Second Quarter ....................     1.01     .35
Third Quarter .....................      .65     .22
Fourth Quarter ....................      .30     .06

Year Ended December 31, 2002:
First Quarter .....................   $  .39   $ .07
Second Quarter ....................      .52     .19
Third Quarter .....................      .45     .27
Fourth Quarter ....................      .40     .18

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

     The Company's stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the Board of Directors of the Company. The following table provides information as of December 31, 2002, regarding the Company's stock option plan.

          NUMBER OF SECURITIES TO                     NUMBER OF SECURITIES REMAINING
          BE ISSUED UPON EXERCISE  WEIGHTED AVERAGE   AVAILABLE FOR FUTURE ISSUANCE
          OF OUTSTANDING OPTIONS   EXERCISE PRICE OF     UNDER STOCK OPTION PLANS
              (IN MILLIONS)       OUTSTANDING OPTIONS         (IN MILLIONS)
          ----------------------- ------------------- ------------------------------
  Total..           1.4                  $9.76                  2.4

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

                                                                                       YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                 1998          1999          2000           2001           2002
                                                             ------------  ------------  ------------   ------------   ------------
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales .................................  $    134,413  $    192,767  $    234,781   $    139,359   $    122,805
  Sampler sales ...........................................         1,356         1,665         3,574          3,904          3,634
                                                             ------------  ------------  ------------   ------------   ------------
    Total sales ...........................................       135,769       194,432       238,355        143,263        126,439

  Interest income .........................................        16,885        28,271        37,807         41,220         37,537
  Management fee income ...................................         2,540         2,811           462          2,516          1,920
  Other income ............................................         3,214         4,929         4,912          4,334          4,644
  Gain on sale of notes receivable ........................            --            --         4,299             --          6,838
  Gain on early extinguishment of debt ....................            --            --         3,455             --         17,885
                                                             ------------  ------------  ------------   ------------   ------------
    Total revenues ........................................       158,408       230,443       289,290        191,333        195,263
                                                             ------------  ------------  ------------   ------------   ------------

Costs and Operating Expenses:
  Cost of Vacation Interval sales .........................        19,841        30,576        59,169         27,377         23,123
  Sales and marketing .....................................        66,581       101,823       125,456         78,597         66,384
  Provision for uncollectible notes .......................        16,205        19,441       108,751         30,311         24,562
  Operating, general and administrative ...................        17,187        27,263        36,879         35,435         32,547
  Depreciation and amortization ...........................         3,442         5,692         7,537          6,463          5,184
  Interest expense and lender fees ........................         6,961        16,847        32,750         35,016         22,193
  Impairment loss of long-lived assets ....................            --            --         6,320          5,442             --
  Write-off of affiliate receivable .......................            --            --         7,499             --             --
                                                             ------------  ------------  ------------   ------------   ------------
    Total costs and operating expenses ....................       130,217       201,642       384,361        218,641        173,993
                                                             ------------  ------------  ------------   ------------   ------------

Income (loss) before provision (benefit) for
  income taxes ............................................        28,191        28,801       (95,071)       (27,308)        21,270
Provision (benefit) for income taxes ......................        10,810        11,090       (35,191)           (99)        (1,523)
                                                             ------------  ------------  ------------   ------------   ------------

Net income (loss) .........................................  $     17,381  $     17,711  $    (59,880)  $    (27,209)  $     22,793
                                                             ============  ============  ============   ============   ============

Net income (loss) per share -- Basic and Diluted (a) ......  $       1.38  $       1.37  $      (4.65)  $      (2.11)  $       0.79
                                                             ============  ============  ============   ============   ============

Weighted average number of shares
  outstanding -- Basic ....................................    12,633,751    12,889,417    12,889,417     12,889,417     28,825,882
                                                             ============  ============  ============   ============   ============
Weighted average number of shares
  outstanding -- Diluted ..................................    12,682,982    12,890,044    12,889,417     12,889,417     28,825,882
                                                             ============  ============  ============   ============   ============



                                                                          DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998       1999       2000       2001       2002
                                                     --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents ......................   $ 11,355   $  4,814   $  6,800   $  6,204   $  1,153
  Notes receivable, net of allowance
    for uncollectible notes ......................    171,535    282,290    263,792    278,592    233,237
  Amounts due from affiliates ....................      4,115      6,596        671      2,234        750
  Inventories ....................................     71,866    112,613    105,023    105,275    102,505
  Total assets ...................................    311,895    477,942    467,614    458,100    398,245
  Amounts due to affiliates ......................         --         --      3,285        565      2,221
  Notes payable and capital lease obligations ....     57,752    194,468    270,597    294,456    236,413
  Senior subordinated notes ......................     75,000     75,000     66,700     66,700     45,919
  Total liabilities ..............................    171,590    319,926    369,478    387,173    296,626
  Shareholders' equity ...........................    140,305    158,016     98,136     70,927    101,619

                                                                                           DECEMBER 31,
                                                               ---------------------------------------------------------------
                                                                  1998         1999         2000          2001         2002
                                                               ----------   ----------   ----------    ----------   ----------
                                                                                     (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA (b) ...............................................   $   38,594   $   51,340   $  (54,784)   $   14,171   $   48,647
OTHER OPERATING DATA:
  Number of Existing Resorts at period end .................           18           18           19            19           19
  Number of Vacation Intervals sold (excluding
    Upgrades)(c) ...........................................       13,046       15,996       16,216         9,741        8,224
  Number of in house Vacation Intervals sold ...............        6,817       11,400       16,112        10,576        7,746
  Number of Vacation Intervals in inventory ................       14,453       17,073       15,554        20,913       24,121
  Average price of Vacation Intervals sold (excluding
    Upgrades)(c)(d) ........................................   $    8,042   $    8,901   $    9,768    $    9,688   $    9,846
  Average price of upgraded Vacation Intervals sold
    (net of exchanged interval) ............................   $    4,396   $    4,420   $    4,741    $    4,254   $    5,401

----------

(a) Net income (loss) per share is based on the weighted average number of shares outstanding.

(b) EBITDA represents income (loss) from operations before interest expense and lender fees, income taxes, and depreciation and amortization. EBITDA is presented because it is a widely accepted indicator of a company's financial performance. However, EBITDA should not be construed as an alternative to net income (loss) as a measure of the Company's operating results or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Since revenues from Vacation Interval sales include promissory notes received by the Company, EBITDA does not reflect cash flow available to the Company. Additionally, due to varying methods of reporting EBITDA within the timeshare industry, the computation of EBITDA for the Company may not be comparable to other companies in the timeshare industry which compute EBITDA in a different manner. The Company's management interprets trends in EBITDA to be an indicator of the Company's financial performance, in addition to net income (loss) and cash flows from operating activities (determined in accordance with generally accepted accounting principles). The following table reconciles EBITDA to net income (loss):

                                                         YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                             1998       1999       2000        2001        2002
                                           --------   --------   --------    --------    --------
                                                           (DOLLARS IN THOUSANDS)
Net income (loss) ......................   $ 17,381   $ 17,711   $(59,880)   $(27,209)   $ 22,793
Depreciation and amortization ..........      3,442      5,692      7,537       6,463       5,184
Interest expense and lender fees .......      6,961     16,847     32,750      35,016      22,193
Provision (benefit) for income taxes ...     10,810     11,090    (35,191)        (99)     (1,523)
                                           --------   --------   --------    --------    --------
EBITDA .................................   $ 38,594   $ 51,340   $(54,784)   $ 14,171    $ 48,647
                                           ========   ========   ========    ========    ========

(c) Vacation Intervals sold during the years ended December 31, 1998, 1999, 2000, 2001, and 2002, include 3,860 biennial intervals (counted as 1,930 annual Vacation Intervals), 5,936 biennial intervals (counted as 2,968 annual Vacation Intervals), 6,230 biennial intervals (counted as 3,115 annual Vacation Intervals), 3,061 biennial intervals (counted as 1,531 annual Vacation Intervals), and 1,044 biennial intervals (counted as 522 annual Vacation Intervals), respectively.

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

CLOSING OF EXCHANGE OFFER AND DEBT RESTRUCTURING

     On May 2, 2002, the Company completed an exchange offer (the "Exchange Offer"), commenced on March 15, 2002, regarding its 10 1/2% senior subordinated notes due 2008 (the "Old Notes"). A total of $56,934,000 in principal amount of the Company's Old Notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 ("Exchange Notes") and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. As a result of the Exchange Offer, the Company recorded a pre-tax gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's Old Notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company paid all past due interest to non-tendering holders of its Old Notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes, which occurred in May 2001, was rescinded, and the original maturity date in 2008 was reinstated. Past due interest paid to nontendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued was also consensually amended as a part of the Exchange Offer.

     The Company also completed amendments to its credit facilities with its principal senior lenders as well as amendments to a $100 million conduit facility through Silverleaf Finance I, Inc., the Company's off-balance-sheet, wholly-owned special purpose entity ("SPE"). Finalization of the Exchange Offer and the amendment of its principal credit facilities marks the completion of the Company's debt restructuring announced on March 15, 2002, which was necessitated by severe liquidity problems first announced by the Company on February 27, 2001. As a part of the debt restructuring, the Company's noteholders and senior lenders waived all previously declared events of default.

CRITICAL ACCOUNTING POLICIES

     The Company generates revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations.

     The Company recognizes Vacation Interval sales revenues on the accrual method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," and Staff Accounting Bulletin No. 101, "Revenue Recognition." A sale is recognized after a binding sales contract has been executed, the buyer's price is fixed, the buyer has made a down payment of at least 10%, the statutory rescission period has expired, and collectibility is reasonably assured. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. The Company accounts for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

     Sales of notes receivable from the Company to SPE that meet certain underwriting criteria occur on a periodic basis. The Company allocates the carrying amount between assets sold and retained interest based on their relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     The provision for uncollectible notes is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, the Company projects future cancellations related to each sales year by using historical cancellations experience.

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

     Inventories are stated at the lower of cost or net realizable value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management periodically reviews the carrying value of its inventory on an individual project basis to ensure that the carrying value does not exceed market value.

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

     The Company recognizes a maximum management fee of 15% of Silverleaf Club's gross revenues and 10% to 20% of Crown Club's dues collected, subject to a limitation of each Club's net income. However, if the Company does not receive the maximum management fees, such deficiency is deferred for payment in succeeding years, subject again to the net income limitation.

LIQUIDITY AND CAPITAL RESOURCES

     Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. Before the Exchange Offer was closed on May 2, 2002, the Company negotiated and closed short-term secured financing arrangements with three lenders, which allowed it to operate at reduced sales levels as compared to original plans and prior years. With the exception of the Company's inability to pay interest due on its senior subordinated notes, these short-term arrangements were adequate to keep the Company's unsecured creditors current on amounts owed.

     Under the Exchange Offer, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. Under the terms of the Exchange Offer, tendering holders received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the 10 1/2% notes, which occurred in May 2001, has been rescinded, and the original maturity date in 2008 has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consensually amended as a part of the Exchange Offer.

     Management also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as of the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through the Company's SPE. Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of SPE. Among other aspects of these revised arrangements, the Company is required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. However, such results beyond 2002 cannot be assured.

     It is vitally important to the Company's liquidity plan that the SPE continue beyond the aforementioned two-year period. In addition, the Company's business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. The Company will need an expanded facility to reduce the outstanding balances on the Company's non-revolving credit facilities and to finance future sales. The Company's ability to obtain additional off-balance-sheet financing would be impacted if:

     o    Capital market credit facilities are not available; and

     o The Company's customer notes receivable portfolio doesn't meet capital market requirements.

     The Company believes that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. The Company has implemented revised sales practices that the Company believes will result in higher quality notes receivable by 2003 and 2004. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that the Company will be able to secure additional off-balance-sheet facilities. In this case, the Company will attempt to secure additional secured credit facilities.

     Assuming that the Company's financial performance in future periods improves substantially as projected in its business model, the Company believes it will have adequate financing to operate for the two-year revolving term of the financing arrangements with the senior lenders. At that time, management will be required to replace or renegotiate the revolving arrangements subject to availability.

     Realization of inventory is dependent upon execution of management's long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management's ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

     Due to the uncertainties mentioned above, the independent auditors report on the Company's financial statements for the period ended December 31, 2002 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

     SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 2000, 2001, and 2002, the Company's operating activities reflected net cash used in operating activities of $125.5 million, $24.0 million, and $11.6 million, respectively. In 2002, the decrease in cash used in operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2002. In 2001, cash used in operating activities decreased compared to 2000 as a result of a decrease in notes receivable financed and income tax refunds received during the year.

     Net cash provided by financing activities for the years ended December 31, 2000, 2001, and 2002, was $130.1 million, $24.9 million, and $8.1 million, respectively. In 2002, the decrease in cash provided by financing activities was the result of reduced borrowings against pledged notes receivable and increased payments on borrowings against pledged notes receivable, partially offset by proceeds from sales of notes receivable. In 2001, the decrease in cash provided by financing activities compared to 2000 is primarily the result of a $93.3 million decrease in borrowings against pledged notes receivable and a $62.9 million decrease in sales of notes receivable, offset by a $51.0 million decrease in payments on borrowings against pledged notes receivable. At December 31, 2002, the Company's revolving credit facilities provided for loans of up to $266.5 million, of which approximately $232.9 million of principal and interest related to advances under the credit facilities was outstanding. For the year ended December 31, 2002, the weighted average cost of funds for all borrowings, including senior subordinated debt, was 6.4%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement has the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74.0 million of notes receivable to the SPE, which the Company services for a fee. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE. During 2002, the Company sold $83.4 million of notes receivable to the SPE, which the Company services for a fee. In conjunction with these sales, the Company received cash consideration of $68.9 million, which was used to pay down borrowings under its revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose.

     At December 31, 2002, the SPE held notes receivable totaling $105.2 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $6.7 million at December 31, 2002.

     For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment, although due to existing AMT loss carryforwards, it is anticipated that no such current AMT liability exists. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

     The net operating losses ("NOLs") expire between 2012 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL from normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     Due to the Exchange Offer described in Footnote 3 of the financial statements, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") occurred. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit, as described above, the use of the Company's minimum tax credit, if any, as provided in Section 383 of the Code.

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

     USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. Net cash used in investing activities for the years ended December 31, 2000, 2001, and 2002 was $2.6 million, $1.5 million, and $1.5 million, respectively. In 2002, the cash used in investing activities increased compared to 2001 primarily due to an increase in equipment purchases in 2002. In 2001, the cash used in investing activities decreased compared to 2000 primarily due to reduced purchases of property and equipment. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 2002, the Company had construction commitments of approximately $6.3 million. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                          YEARS ENDED DECEMBER 31,
                                                       2000        2001        2002
                                                     --------    --------    --------
As a percentage of total revenues:
  Vacation Interval sales ........................       81.2%       72.8%       62.9%
  Sampler sales ..................................        1.2         2.1         1.9
                                                     --------    --------    --------
          Total sales ............................       82.4        74.9        64.8
  Interest income ................................       13.0        21.5        19.2
  Management fee income ..........................        0.2         1.3         1.0
  Other income ...................................        1.7         2.3         2.4
  Gain on sale of notes receivable ...............        1.5          --         3.5
  Gain on early extinguishment of debt ...........        1.2          --         9.1
                                                     --------    --------    --------
          Total revenues .........................      100.0%      100.0%      100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales ................       25.2%       19.6%       18.8%
  Provision for uncollectible notes ..............       46.3        21.8        20.0
As a percentage of total sales:
  Sales and marketing ............................       52.6%       54.9%       52.5%
As a percentage of total revenues:
  Operating, general and administrative ..........       12.7%       18.5%       16.7%
  Depreciation and amortization ..................        2.6         3.4         2.7
  Impairment loss of long-lived assets ...........        2.2         2.8          --
  Write-off of affiliate receivable ..............        2.6          --          --
  Total costs and operating expenses .............      132.9       114.3%       89.1%
As a percentage of interest income:
  Interest expense and lender fees ...............       86.6%       84.9%       59.1%

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31,
2001

Revenues

     Revenues in 2002 were $195.3 million, representing a $3.9 million, or 2.0%, increase compared to revenues of $191.3 million for the year ended December 31, 2001. The increase is primarily due to the gains recognized in 2002 associated with the sale of notes receivable of $6.8 million and the early extinguishment of debt of $17.9 million, offset by reduced Vacation Interval sales.

     Vacation Interval sales decreased $16.6 million to $122.8 million, down from $139.4 million in 2001. For the year ended December 31, 2002, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 15.6% to 8,224 from 9,741 in 2001; and the average price per interval increased to $9,846 versus $9,688 in the same period of 2001. Total interval sales for 2002 included 1,044 biennial intervals (counted as 522 Vacation Intervals) compared to 3,061 biennial intervals (counted as 1,531 Vacation Intervals) in 2001. During 2002, 7,746 in-house Vacation Intervals were sold at an average price of $5,401, compared to 10,576 in-house Vacation Intervals sold at an average price of $4,254 during the year ended December 31, 2001. Vacation Interval sales decreased in 2002 compared to 2001 due to operational cutbacks implemented during the first quarter of 2001.

     Sampler sales decreased to $3.6 million in 2002 compared to $3.9 million in 2001. Consistent with the overall decrease in Company operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2002 relate to 2001 sales.

     Interest income decreased 8.9% to $37.5 million for the year ended December 31, 2002 from $41.2 million for 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2002 compared to 2001, primarily due to sales of notes receivable to the SPE.

     Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' net income. Management fee income decreased $596,000 for the year ended December 31, 2002 versus the same period of 2001, due primarily to increased operating expenses at the management clubs in 2002 compared to 2001.

     Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $310,000 to $4.6 million for the year ended December 31, 2002, compared to $4.3 million for the year ended December 31, 2001. The increase relates to increased water and utilities income in 2002 and a $114,000 gain associated with the sale of land.

     Gain on sale of notes receivable was $6.8 million for the year ended December 31, 2002, compared to $0 in 2001. The gain in 2002 resulted from the sale of $83.4 million of notes receivable to SPE. There were no such sales in 2001.

     Gain on early extinguishment of debt was $17.9 million for the year ended December 31, 2002, compared to $0 in 2001. The gain in 2002 resulted from the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes, related to the restructuring of the Company's debt completed in May 2002. There were no such early extinguishments of debt in 2001.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales decreased to 18.8% in 2002 from 19.6% in 2001. The decrease primarily resulted from an increase in sales prices in 2002 compared to 2001. Overall, the $4.3 million decrease in cost of sales for the year ended December 31, 2002 compared to the same period of 2001 was due to the decrease in Vacation Interval sales.

Sales and Marketing

     Sales and marketing costs as a percentage of total sales decreased to 52.5% for the year ended December 31, 2002, from 54.9% for 2001. The decrease is primarily attributable to the following cost saving measures implemented in 2001 as a result of the aforementioned liquidity issues: the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions.

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

Provision for Uncollectible Notes

     Provision for uncollectible notes as a percentage of Vacation Interval sales remained fairly constant at 20.0% for the year ended December 31, 2002 from 21.8% for 2001. The slight improvement was due to the improved sales practices mentioned above. However, due to continuing economic concerns and the relatively high level of defaults experienced in customer receivables throughout 2001 and 2002, the provision for uncollectible notes remained relatively high. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues decreased to 16.7% in 2002 from 18.5% in 2001. The Company substantially reduced its corporate headcount in 2001 as part of the Company's downsizing efforts to align overhead with the reduced sales levels. Overall, operating, general and administrative expense decreased by $2.9 million for the year ended December 31, 2002, as compared to 2001. This was due primarily to (i) $4.0 million of financial consulting and legal fees incurred in 2001 associated with the restructuring of the Company's debt, and (ii) $1.2 million in auditing fees incurred in 2001. In comparison, in 2002 the Company incurred $2.0 million of professional fees associated with the restructuring of the Company's debt and $1.0 million in audit fees related to completion of the 2000 audit.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues decreased to 2.7% in 2002 from 3.4% in 2001. Overall, depreciation and amortization expense decreased $1.3 million for the year ended December 31, 2002, as compared to 2001, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in 2001 and a general reduction in capital expenditures since 2000.

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

Interest Expense

     Interest expense as a percentage of interest income decreased to 59.1% for the year ended December 31, 2002, compared to 84.9% for the year ended December 31, 2001. This decrease is primarily the result of decreased borrowings against pledged notes receivable, a decrease in the Company's weighted average cost of borrowing to 6.4% in 2002 from 8.1% in 2001, and reduced senior subordinated notes due to the restructuring completed in May 2002.

Income (Loss) before Benefit for Income Taxes

     Income (loss) before benefit for income taxes increased to income of $21.3 million for the year ended December 31, 2002, as compared to a loss of $27.3 million for the year ended December 31, 2001, as a result of the aforementioned operating results.

Benefit for Income Taxes

     Benefit for income taxes as a percentage of income (loss) before benefit for income taxes was 7.2% for the year ended December 31, 2002, as compared to 0.4% for 2001. In 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate for 2002 and 2001 is also the result of the 2002 and 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

     Net income (loss) increased to income of $22.8 million for the year ended December 31, 2002, as compared to a loss of $27.2 million for the year ended December 31, 2001, as a result of the aforementioned operating results.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
2000

Revenues

     Revenues in 2001 were $191.3 million, representing a $98.0 million, or 33.9%, decrease compared to revenues of $289.3 million for the year ended December 31, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient secured financing to sell at rates substantially reduced from 1999 and 2000 levels.

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

     Gain on sale of notes receivable was $0 for the year ended December 31, 2001, compared to $4.3 million in 2000, which resulted from the sale of $74 million of notes receivable to SPE in the fourth quarter of 2000. There were no such sales in 2001.

     Gain on early extinguishment of debt was $0 for the year ended December 31, 2001, compared to $3.5 million in 2000, which resulted from the early extinguishment of $8.3 million of 10 1/2% senior subordinated notes during the year ended December 31, 2000. There were no such early extinguishments of debt in 2001.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales decreased to 19.6% in 2001 from 25.2% in 2000. Due to liquidity concerns experienced in the fourth quarter of 2000, the Company reduced its future sales plan for most resorts and discontinued its efforts to sell Crown intervals. As a result, in 2000 the Company recorded an inventory write-down of $15.5 million based on a lower of cost or market assessment and wrote-off $3.1 million of unsold Crown inventory intervals. Excluding these items, cost of sales as a percentage of sales increased as the Company's sales mix has shifted to more recently constructed units, which were built at a higher average cost per Vacation Interval.

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

Provision for Uncollectible Notes

     Provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 21.8% for the year ended December 31, 2001 from 46.3% for 2000. The percentage decrease is primarily due to a larger provision in 2000 attributable to the deterioration of the economy that came to public awareness in late 2000 and the Company's decision to substantially reduce two programs in 2000 that had previously been used to remedy defaulted notes receivable. The assumptions program, which had been used by the Company since December 1997 to allow delinquent loans to be assumed by other customers, was virtually eliminated due to its high cost of operation. The downgrade program, which was implemented in April 2000 to supplement the assumptions program, allows delinquent customers to downgrade to a more affordable product. In late 2000, the downgrade program was reduced as it became apparent that this program did not significantly reduce delinquencies. As a result of these changes, the Company recognized additional reserves in 2000.

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

Operating, General and Administrative

     The Company substantially reduced its employee headcount in 2001 to align its salary expense with its reduced sales levels. However, total operating, general and administrative expenses as a percentage of total revenues increased to 18.5% in 2001 from 12.7% in 2000. Even though certain operating, general and administrative expenses were reduced as part of the Company's downsizing efforts in 2001, total operating, general and administrative expense only decreased by $1.4 million for the year ended December 31, 2001, as compared to 2000. This was due primarily to (i) $4.0 million of financial consulting and legal fees incurred in 2001 associated with the restructuring of the Company's debt, and
(ii) $1.2 million in auditing fees incurred in 2001.

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

Loss before Benefit for Income Taxes

     Loss before benefit for income taxes was a loss of $27.3 million for the year ended December 31, 2001, as compared to a loss of $95.1 million for the year ended December 31, 2000, as a result of the aforementioned operating results.

Benefit for Income Taxes

     Benefit for income taxes as a percentage of loss before benefit for income taxes was 0.4% for the year ended December 31, 2001, as compared to 37.0% for 2000. The decrease in the effective income tax rate is the result of the 2001 projected income tax benefit being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Loss

     Net loss was $27.2 million for the year ended December 31, 2001, as compared to $59.9 million for the year ended December 31, 2000, as a result of the aforementioned operating results.

FUTURE CASH PAYMENTS

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2002 (in thousands):

2003..............................................          $ 68,517
2004..............................................            56,364
2005..............................................            47,657
2006..............................................            50,204
2007..............................................            49,405
Thereafter........................................            10,185
                                                            --------
          Total...................................          $282,332
                                                            ========

     The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2002 (in thousands):

                                                      CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                     ----------    ----------
2003 .............................................   $    1,389    $    1,977
2004 .............................................        1,196         1,659
2005 .............................................          238         1,542
2006 .............................................            3         1,410
2007 .............................................           --         1,287
Thereafter .......................................           --         2,015
                                                     ----------    ----------
Total minimum future lease payments ..............        2,826    $    9,890
                                                                   ==========
Less amounts representing interest ...............         (336)
                                                     ----------
Present value of future minimum lease payments ...   $    2,490
                                                     ==========

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

     SFAS No. 145 - In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other non-substantive corrections to authoritative accounting literature. The adoption of SFAS No. 145 in the fourth quarter of 2002 required the Company to reclassify its extraordinary gains to ordinary.

     SFAS No. 146 - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 will not have any immediate effect on the Company's results of operations, financial position, or cash flows.

     FIN No. 45 - In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The Company has made the applicable disclosures to its consolidated financial statements.

     SFAS No. 148 - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statement for periods ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has made the applicable disclosures to its consolidated financial statements.

     FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is still evaluating the impact the adoption of FIN No. 46 will have on its results of operations, financial position, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of and for the year ended December 31, 2002, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $231.9 million at December 31, 2002, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at December 31, 2002, on the Company's annual results of operations would be approximately $2.3 million or approximately $0.08 per share. In addition, if interest rates increase, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 is incorporated by reference to the information provided by the Company in its report on Form 8-K dated June 25, 2002.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be set forth in the Company's definitive proxy statement under the headings "Compliance with Section 16(a) under the Securities Exchange Act of 1934" and "Directors and Executive Officers".

     The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2002.

         NAME                         AGE                       POSITION
         ----                         ---                       --------
Robert E. Mead                        56      Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield*                  42      Director and President
David T. O'Connor                     60      Executive Vice President -- Sales
Harry J. White, Jr.                   48      Chief Financial Officer, Treasurer
Edward L. Lahart                      38      Executive Vice President -- Operations
Michael D. Jones                      36      Vice President -- Information Services
Robert G. Levy                        54      Vice President -- Resort Operations
Darla Cordova                         38      Vice President -- Employee and Marketing Services
Herman Jay Hankamer                   63      Vice President -- Resort Development
Anthony C. Luis                       56      Vice President -- Owner Based Marketing and Sales
Lelori ("Buzz") Marconi               50      Executive Vice President -- Marketing Operations
Sandra G. Cearley                     41      Secretary
James B. Francis, Jr.                 54      Director
J Richard Budd, III                   50      Director
Herbert B. Hirsch                     66      Director
R. Janet Whitmore                     48      Director

----------

         *resigned as a director effective May 15, 2002

     ROBERT E. MEAD, founded the Company, has served as its Chairman of the Board since its inception, and has served as its Chief Executive Officer since May 1990. Mr. Mead began his career in hotel and motel management and also operated his own construction company. Mr. Mead has over 22 years of experience in the timeshare industry, with special expertise in the areas of consumer finance, hospitality management, and real estate development.

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

     DAVID T. O'CONNOR, has over 24 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 18 years. Mr. O'Connor has served as the Company's Executive Vice President -- Sales for the past six years and as Vice President -- Sales since 1991. In such capacities he directed all field sales, including the design and preparation of all training materials, incentive programs, and follow-up sales procedures.

     HARRY J. WHITE, JR., joined the Company in June 1998 as Chief Financial Officer and has responsibility for all accounting, financial reporting, and taxation issues. Prior to joining the Company, Mr. White was Chief Financial Officer of Thousand Trails, Inc. from 1992 to 1998 and previously was a senior manager with Deloitte & Touche LLP.

     EDWARD L. LAHART, has served as Executive Vice President -- Operations since October 2002. Prior to that time, Mr. Lahart served as Vice President -- Corporate Operations since June 1998 and in various capacities in the Company's Credit and Collections department from 1989 to 1998.

     MICHAEL D. JONES, was appointed Vice President -- Information Services in May 1999. For more than five years prior to that time, Mr. Jones served in various positions with the Company, including Network Manager, Payroll Manager, and Director of Information Services.

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

     HERMAN JAY HANKAMER, has served as Vice President -- Resort Development since September 2002. Prior to that time, Mr. Hankamer was Director of Construction since July 1999.

     ANTHONY C. LUIS, was appointed Vice President -- Owner Based Marketing and Sales in October 2002. Prior to that time, Mr. Luis served in various positions in the Marketing Department since 1998.

     LELORI ("BUZZ") MARCONI, was elected as Executive Vice President -- Marketing Operations in January 2002. Prior to that time, Mr. Marconi served as Vice President -- Marketing Operations since August 2001 and Call Center Director since 1997.

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

RECONSTITUTION OF BOARD OF DIRECTORS AFTER DECEMBER 31, 2001

         The composition of the Company's Board of Directors has changed materially since December 31, 2001. One of the principal conditions of the Exchange Offer consummated on May 2, 2002, was a reconstitution of the Company's existing Board of Directors to add three new independent directors. On May 15, 2002, three new independent directors were added to the Board of Directors in accordance with the terms of the Exchange Offer. Messrs. Mead and Francis remain as two of the Company's five directors.

         The three new directors who joined Messrs. Mead and Francis on the Board on May 16, 2002 are:

                      NAME                      AGE               POSITION
                      ----                      ---               --------
              J Richard Budd, III               50                Director
              Herbert B. Hirsch                 66                Director
              R. Janet Whitmore                 48                Director

         J. RICHARD BUDD, III, was elected as a director of the Company in May 2002 under the terms of the Exchange Offer. Since January 2001, Mr. Budd has been a partner in the restructuring advisory firm of Marotta Gund Budd & Dzera, LLC. From 1998 until 2001, Mr. Budd served as an independent advisor to troubled companies and to creditors of troubled companies. From 1996 to 1998 Mr. Budd was Senior Vice President of Metallurg, Inc., an international specialty metals producer. Mr. Budd is also a director of APW, Ltd.

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

         Additional material changes to the Company's corporate governance structure occurred on May 16, 2002, including abolition of the executive committee of the Board of Directors and designation of new committee assignments for the Board's other two principal standing committees, the audit committee and the compensation committee.

         In May 2002, Ms. Whitmore and Messrs. Budd and Francis were appointed to the audit committee. Mr. Hirsch was appointed to the audit committee in January 2003. Mr. Budd serves as the chairman of the audit committee.

         The composition of the compensation committee of the Board also changed on May 16, 2002. Ms. Whitmore now serves as chairman of the compensation committee. The other two members of the compensation committee are Messrs. Budd and Hirsch.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item 11 is set forth under "Executive Compensation" in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is set forth in the Company's definitive proxy statement and is incorporated herein by reference. Also see
Note 13 to the Consolidated Financial Statements beginning on page F-1.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain a system of internal controls and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other public disclosures, including the disclosures contained in this report. Our board of directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

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

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of management's evaluation.

     We have previously devoted considerable attention and resources to remediating identified weaknesses in our internal controls. In connection with its report on the Company's financial statements for the year ended December 31, 2000, our current and former independent auditors, Deloitte & Touche LLP, identified to management and the audit committee of the board of directors certain conditions in the design and operation of our internal accounting controls. Deloitte & Touche LLP concluded that such conditions, considered collectively, constituted a material weakness in our internal controls. Such conditions included: deficiencies in the implementation and monitoring of internal control procedures, deficiencies and processing errors in the accounting process for notes payable, inadequate testing of borrowing bases for compliance with loan covenants, deficiencies in the accounting process for sales and notes receivable and in the methodology for estimating the allowance for doubtful accounts, errors in some instances in recordation of prepaid assets and fixed assets, and weaknesses in the design, documentation, and supervision of certain aspects of our security administration policies and procedures concerning our management information systems. Both prior to and following the completion of our debt restructuring plan discussed in note 2 of Item 1 of this report, our management worked to remediate the conditions identified by Deloitte & Touche LLP. Additionally, our new audit committee, which is comprised entirely of independent directors appointed in May 2002, retained a third party consulting firm which is a member of the SEC Practice Section of the American Institute of Certified Public Accountants in June 2002, to fully and independently assess the Company's internal controls, as well as the remediation efforts of management. In August 2002, the consulting firm was retained by the audit committee to perform on an outsourced basis the internal audit function for the Company. In this capacity, the consulting firm has periodically provided the audit committee and management with reports concerning our remediation of conditions identified by Deloitte & Touche LLP and the effectiveness of internal controls. During the consulting firm's evaluation of our internal controls in November 2002, the consulting firm reported that no significant deficiencies came to its attention in the design or operation of internal controls which, in its judgment, could adversely affect our ability to record, process, summarize, and report in a timely manner accurate financial data and disclosure information, and the firm noted no material weaknesses in the design or operation of our internal controls. We continue to evaluate the effectiveness of our remedial actions to address the conditions identified by Deloitte & Touche LLP as well as our overall disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

            EXHIBIT
            NUMBER                                                     DESCRIPTION
            ------                                                     -----------
               3.1               --  Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).

               3.2               --  Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                                     Registrant's Form 10-K for year ended December 31, 1997).

               4.1               --  Form of Stock Certificate of Registrant (incorporated by reference to Exhibit
                                     4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                                     Statement on Form S-1, File No. 333-24273).

               4.2               --  Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                                     Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary
                                     Guarantors for the Company's 10 1/2% Senior Subordinated Notes due 2008
                                     (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.3               --  Certificate No. 001 of 10  1/2 % Senior Subordinated Notes due 2008 in the
                                     amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's
                                     Form 10-Q for quarter ended March 31, 1998).

               4.4               --  Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                                     Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                                     Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                                     31, 1998).

               4.5               --  Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                                     National Association, as Trustee, and the Subsidiary Guarantors for the
                                     Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                                     Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.6               --  Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                                     $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.7               --  Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                                     Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                                     Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                                     (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               9.1               --  Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                                     F. Mead.

              10.1               --  Form of Registration Rights Agreement between Registrant and Robert E. Mead
                                     (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16,
                                     1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

              10.2               --  Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                                     Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).

              10.3               --  1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).

              10.4               --  Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

              10.5               --  Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                                     S-1, File No. 333-24273).

              10.6               --  Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                                     Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                                     (incorporated by reference to Exhibit 10.6 to Registrant's Registration
                                     Statement on Form S-1, File No. 333-24273).

              10.7               --  Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                                     1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                                     File No. 333-24273).

              10.8               --  Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

              10.9               --  Resort Affiliation and Owners Association Agreement between Resort Condominiums
                                     International, Inc., Ascension Resorts, Ltd., and Hill Country Resort
                                     Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                                     Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.10               --  First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                                     Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                                     Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                                     Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.11               --  First Amendment to Management Agreement, dated January 1, 1993, between Master
                                     Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                                     Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.12               --  Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                                     Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1997).

             10.13               --  Second Amendment to Management Agreement, dated December 31, 1997, between
                                     Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                                     Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).

             10.14               --  Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                                     Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to
                                     Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

             10.15               --  Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                                     River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                                     Annual Report on Form 10-K for year ended December 31, 1997).

             10.16               --  Letter Agreement dated March 16, 1998, between the Company and Heller
                                     Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

             10.17               --  Bill of Sale and Blanket Assignment dated May 28, 1998, between the   Company
                                     and Crown Resort Co., LLC (incorporated by reference to Exhibit 10.6 to
                                     Registrant's Form 10-Q for quarter ended June 30, 1998).

             10.18               --  Management Agreement dated October 13, 1998, by and between the Company and
                                     Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's
                                     Form 10-Q for quarter ended September 30, 1998).

             10.19               --  First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                                     effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                                     Company's Form 10-Q  for the quarter ended June 30, 1998).

             10.20               --  Amended and Restated Receivables Loan and Security Agreement dated September 1,
                                     1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                                     1999).

             10.21               --  Amended and Restated Inventory Loan and Security Agreement dated September 1,
                                     1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                                     1999).

             10.22               --  Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                                     (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).

             10.23               --  Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                                     Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

             10.24               --  Purchase and Contribution Agreement, dated October 30, 2000, between the
                                     Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended
                                     September 30, 2000.)

             10.25               --  Second Amendment to Amended and Restated Receivables Loan and Security
                                     Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.26               --  Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                                     Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.27               --  Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                                     (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.28               --  Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.29               --  Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                                     Bank of Scotland, as Lenders and Textron Financial Corporation, as and
                                     collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to
                                     Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.30               --  First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                                     30, 2002, entered into by and between the Company and Textron Financial
                                     Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                                     10-Q for the quarter ended June 30, 2002).

             10.31               --  This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                                     30, 2002).

             10.32               --  Amended And Restated Receivables Loan and Security Agreement Dated as of April
                                     30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                                     Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG  Deutsche
                                     Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                                     National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                                     National Association, as the Backup Servicer (incorporated by reference to
                                     Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.33               --  Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                                     Agreement dated as of October 30, 2000 between the Company and Silverleaf
                                     Finance I, Inc. (incorporated by reference to Exhibit 10.9  to Registrant's
                                     Form 10-Q for the quarter ended June 30, 2002).

             10.34               --  Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                                     Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

            *10.35               --  First Amendment to Amended and Restated Revolving Credit Agreement dated September
                                     30, 2002 by and among the Company, Sovereign Bank and Liberty Bank.

             *21.1               --  Subsidiaries of Silverleaf Resorts, Inc.

             *99.1               --  Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             *99.2               --  Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
* Filed herewith

     (b) No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 2002.

    (c) The exhibits required by Item 601 of Regulation S-K have been listed in
Item 15(a) above. The exhibits listed in Item 15(a) above are either (a) filed with this report, or (b) have previously been filed with the SEC and are incorporated herein by reference to the particular previous filing.

    (d) Financial Statement Schedules

     None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 31, 2003.

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

       SIGNATURE                                   TITLE                                DATE
       ---------                                   -----                                ----
 /s/ ROBERT E. MEAD                       Chairman of the Board and                  March 31, 2003
-------------------------                 Chief Executive Officer
   Robert E. Mead                         (Principal Executive Officer)


 /s/ HARRY J. WHITE, JR,                  Chief Financial Officer                    March 31, 2003
-------------------------                 (Principal Financial
   Harry J. White, Jr.                    and Accounting Officer)



 /s/ J. RICHARD BUDD, III                 Director                                   March 31, 2003
-------------------------
   J. Richard Budd, III


 /s/ JAMES B. FRANCIS, JR.                Director                                   March 31, 2003
-------------------------
   James B. Francis, Jr.

 /s/ HERBERT B. HIRSCH                    Director                                   March 31, 2003
-------------------------
   Herbert B. Hirsch

 /s/ R. JANET WHITMORE                    Director                                   March 31, 2003
-------------------------
   R. Janet Whitmore

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                       /s/ ROBERT E. MEAD
                                           ------------------------------------
                                           Robert E. Mead
                                           Chairman and Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                            /s/ HARRY J. WHITE, JR.
                                                -------------------------------
                                                Harry J. White, Jr.
                                                Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report..........................................................    F-2

Financial Statements

  Consolidated Balance Sheets as of December 31, 2001 and 2002........................    F-3

  Consolidated Statements of Operations for the years ended December 31, 2000, 2001,
   and 2002............................................................................   F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31,
   2000, 2001, and 2002...............................................................    F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001,
   and 2002...........................................................................    F-6

  Notes to Consolidated Financial Statements..........................................    F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Silverleaf Resorts, Inc.
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations in 2000 and 2001 and negative cash flow in 2000, 2001, and 2002. The history of losses and negative operating cash flows raises substantial doubt about the Company's ability to continue as a going concern. While the Restructuring Plan completed May 2, 2002 is intended to provide the Company with a sufficient level of liquidity, there is no certainty that the Company will be able to continue to comply with the restructured terms of the loan agreements. Management's plans in regard to these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
Dallas, Texas
March 26, 2003

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                             DECEMBER 31,
                                                                     ----------------------------
                                ASSETS                                  2001             2002
                                                                     ------------    ------------
Cash and cash equivalents ........................................   $      6,204    $      1,153
Restricted cash ..................................................          4,721           3,624
Notes receivable, net of allowance for uncollectible notes of
   $54,744 and $28,547, respectively .............................        278,592         233,237
Accrued interest receivable ......................................          2,572           2,325
Investment in special purpose entity .............................          4,793           6,656
Amounts due from affiliates ......................................          2,234             750
Inventories ......................................................        105,275         102,505
Land, equipment, buildings, and utilities, net ...................         37,331          33,778
Income taxes receivable ..........................................            164              --
Land held for sale ...............................................          5,161           4,545
Prepaid and other assets .........................................         11,053           9,672
                                                                     ------------    ------------
          TOTAL ASSETS ...........................................   $    458,100    $    398,245
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses ..........................   $      9,203    $      7,394
  Accrued interest payable .......................................         10,749           1,269
  Amounts due to affiliates ......................................            565           2,221
  Unearned revenues ..............................................          5,500           3,410
  Notes payable and capital lease obligations ....................        294,456         236,413
  Senior subordinated notes ......................................         66,700          45,919
                                                                     ------------    ------------
          Total Liabilities ......................................        387,173         296,626

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized ..................             --              --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 and 37,249,006 shares issued,
     respectively, and 12,889,417 and 36,826,906 shares
     outstanding, respectively ...................................            133             372
  Additional paid-in capital .....................................        109,339         116,999
  Deficit ........................................................        (33,546)        (10,753)
  Treasury stock, at cost (422,100 shares) .......................         (4,999)         (4,999)
                                                                     ------------    ------------
          Total Shareholders' Equity .............................         70,927         101,619
                                                                     ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $    458,100    $    398,245
                                                                     ============    ============

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                2000             2001             2002
                                                           -------------    -------------    -------------
REVENUES:
  Vacation Interval sales ..............................   $     234,781    $     139,359    $     122,805
  Sampler sales ........................................           3,574            3,904            3,634
                                                           -------------    -------------    -------------
    Total sales ........................................         238,355          143,263          126,439

  Interest income ......................................          37,807           41,220           37,537
  Management fee income ................................             462            2,516            1,920
  Other income .........................................           4,912            4,334            4,644
  Gain on sale of notes receivable .....................           4,299               --            6,838
  Gain on early extinguishment of debt .................           3,455               --           17,885
                                                           -------------    -------------    -------------
       Total revenues ..................................         289,290          191,333          195,263
                                                           -------------    -------------    -------------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales ......................          59,169           27,377           23,123
  Sales and marketing ..................................         125,456           78,597           66,384
  Provision for uncollectible notes ....................         108,751           30,311           24,562
  Operating, general and administrative ................          36,879           35,435           32,547
  Depreciation and amortization ........................           7,537            6,463            5,184
  Interest expense and lender fees .....................          32,750           35,016           22,193
  Impairment loss of long-lived assets .................           6,320            5,442               --
  Write-off of affiliate receivable ....................           7,499               --               --
                                                           -------------    -------------    -------------
       Total costs and operating expenses ..............         384,361          218,641          173,993
                                                           -------------    -------------    -------------

       Income (loss) before benefit for income taxes ...         (95,071)         (27,308)          21,270
       Benefit for income taxes ........................         (35,191)             (99)          (1,523)
                                                           -------------    -------------    -------------

NET INCOME (LOSS) ......................................   $     (59,880)   $     (27,209)   $      22,793
                                                           =============    =============    =============

NET INCOME (LOSS) PER SHARE -- Basic and Diluted
       Net income (loss) ...............................   $       (4.65)   $       (2.11)   $        0.79
                                                           =============    =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Basic and Diluted .....................      12,889,417       12,889,417       28,825,882
                                                           =============    =============    =============

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    COMMON STOCK
                               -----------------------
                                NUMBER OF     $0.01      ADDITIONAL   RETAINED          TREASURY STOCK
                                 SHARES        PAR        PAID-IN      EARNINGS     -----------------------
                                 ISSUED       VALUE       CAPITAL     (DEFICIT)       SHARES       COST          TOTAL
                               ----------   ----------   ----------   ----------    ----------   ----------    ----------
JANUARY 1, 2000 ............   13,311,517   $      133   $  109,339   $   53,543       422,100   $   (4,999)   $  158,016

  Net loss .................           --           --           --      (59,880)           --           --       (59,880)
                               ----------   ----------   ----------   ----------    ----------   ----------    ----------
DECEMBER 31, 2000 ..........   13,311,517          133      109,339       (6,337)      422,100       (4,999)       98,136

  Net loss .................           --           --           --      (27,209)           --           --       (27,209)
                               ----------   ----------   ----------   ----------    ----------   ----------    ----------
DECEMBER 31, 2001 ..........   13,311,517          133      109,339      (33,546)      422,100       (4,999)       70,927

  Issuance of common stock .   23,937,489          239        7,660           --            --           --         7,899
  Net income ...............           --           --           --       22,793            --           --        22,793
                               ----------   ----------   ----------   ----------    ----------   ----------    ----------
DECEMBER 31, 2002 ..........   37,249,006   $      372   $  116,999   $  (10,753)      422,100   $   (4,999)   $  101,619
                               ==========   ==========   ==========   ==========    ==========   ==========    ==========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2000            2001            2002
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss) ........................................   $    (59,880)   $    (27,209)   $     22,793
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Provision for uncollectible notes .....................        108,751          30,311          24,562
     Depreciation and amortization .........................          7,537           6,463           5,184
     Gain on sale of notes receivable ......................         (4,299)             --          (6,838)
     Gain on early extinguishment of debt ..................         (3,455)             --         (17,885)
     Gain on sale of investment ............................           (317)             --              --
     Impairment loss of long-lived assets ..................          6,320           5,442              --
     Write-off of affiliate receivable .....................          7,499              --              --
     Deferred income taxes .................................        (26,088)           (168)             --
     Cash effect from changes in assets and liabilities:
       Restricted cash .....................................           (757)         (3,061)          1,097
       Notes receivable ....................................       (156,403)        (48,376)        (39,239)
       Accrued interest receivable .........................             61            (378)            247
       Investment in Special Purpose Entity ................         (5,280)            487          (1,863)
       Amounts due from affiliates .........................          1,711          (3,190)          3,140
       Inventories .........................................          6,856           2,877             754
       Prepaid and other assets ............................            235           3,746            (985)
       Income taxes receivable .............................        (12,511)         12,347             164
       Accounts payable and accrued expenses ...............          2,554          (6,749)         (1,809)
       Accrued interest payable ............................            648           7,480           1,176
       Unearned revenues ...................................          1,509          (4,007)         (2,090)
       Income taxes payable ................................           (185)             --              --
                                                               ------------    ------------    ------------
          Net cash used in operating activities ............       (125,494)        (23,985)        (11,592)
                                                               ------------    ------------    ------------
INVESTING ACTIVITIES:
  Purchases of land, equipment, buildings, and utilities ...         (3,076)         (1,606)         (2,153)
  Land held for sale .......................................            454              95             616
                                                               ------------    ------------    ------------
          Net cash used in investing activities ............         (2,622)         (1,511)         (1,537)
                                                               ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities ......        193,639         100,314          84,668
  Payments on borrowings to unaffiliated entities ..........       (126,404)        (75,414)       (145,476)
  Proceeds from sales of notes receivable ..................         62,867              --          68,886
                                                               ------------    ------------    ------------
          Net cash provided by financing activities ........        130,102          24,900           8,078
                                                               ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................          1,986            (596)         (5,051)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD .....................................          4,814           6,800           6,204
                                                               ------------    ------------    ------------
   END OF PERIOD ...........................................   $      6,800    $      6,204    $      1,153
                                                               ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized ................   $     31,381    $     22,527    $     17,864
  Income taxes paid (refunds received) .....................          3,630         (12,347)         (1,563)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Land and equipment acquired under capital leases .........          4,337             171              --
  Issuance of common stock in connection with the
      Exchange Offer .......................................             --              --           7,899
  Issuance of senior subordinated debt .....................             --              --          28,467
  Retirement of senior subordinated debt ...................             --              --          56,934

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002


1. NATURE OF BUSINESS

     Silverleaf Resorts, Inc., a Texas Corporation (the "Company" or "Silverleaf") is in the business of marketing and selling vacation intervals ("Vacation Intervals"). Silverleaf's principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners ("Silverleaf Owners"); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of the operation of its 19 owned or managed resorts (the "Existing Resorts") and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

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

     In addition to Vacation Interval sales revenues, interest income derived from financing activities, and management fees received from the Clubs, the Company generates additional revenue from leasing unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry.

     The consolidated financial statements of the Company as of and for the years ended December 31, 2000, 2001, and 2002 reflect the operations of the Company and its wholly-owned subsidiaries, Villages Land, Inc. ("VLI"), Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. VLI was liquidated in 2000.

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, during the years ended December 31, 2000 and 2001, the Company incurred net losses of $59.9 million and $27.2 million, respectively. For the year ended December 31, 2002, net income of $22.8 million included $17.9 million gain on early extinguishment of debt and $6.8 million gain on sale of notes receivable. The Company also experienced negative cash flows from operating activities of $125.5 million, $24.0 million, and $11.6 million during the years ended December 31, 2000, 2001, and 2002, respectively. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations.

     As discussed in Note 3, the Company finalized refinancing and restructuring transactions on May 2, 2002, related to its debt to provide liquidity to the Company. However, the terms of the debt refinancing and restructuring require the Company to comply with certain financial covenants that necessitate achievement of significant improvements in future operating results over the operating results for 2000 and 2001. Ongoing compliance with those covenants requires that improvements be made and sustained in several areas of the Company's operations. The principal changes in operations that management believes will be necessary to satisfy the financial covenants are to reduce sales and marketing expense as a percentage of sales, to improve profitability, and to improve customer credit quality, which the Company believes will result in reduced credit losses.

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

     Due to the high level of defaults experienced in customer receivables during 2000, which continued throughout 2001 and 2002, the Company's provision for uncollectible notes was relatively high as a percentage of Vacation Interval sales during 2000, 2001, and 2002. Management believes the high level of defaults experienced in recent years was due to the deterioration of the economy in the United States, which began to have a significant impact on the Company's existing customers and on consumer confidence in general in late 2000, and a substantial reduction by the Company in two programs that were previously used to remedy defaulted notes receivable. Management believes the high level of defaults since 2000 was also attributable to the fact that customers concerned about the Company's liquidity issues began defaulting on their notes after the Company's liquidity announcement in February 2001.

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

     While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including the achievement of the improvements to the Company's operations described above. In addition, the Amended Senior Credit Facilities require the Company to satisfy certain financial covenants. To date, the Company has been able to improve its operating results to achieve compliance with the financial covenants set forth in the Amended Senior Credit Facilities. However, the Company's plan to utilize certain of its assets, predominantly inventory, extends for periods of up to fifteen years. Accordingly, the Company will need to either extend the Amended Senior Credit Facilities or obtain new sources of financing through the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to refinance the debt under the Amended Senior Credit Facilities, finance mortgages receivable, or for other purposes. The Company may not have these additional sources of financing available to it at the times when such financings are necessary.

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

     Until the May 2, 2002 closing of the Company's debt restructuring plan ("Exchange Offer"), the Company remained in default under its agreements with its three principal secured lenders, but they each agreed to forbear taking any action as a result of the Company's defaults and to continue funding so long as the Company complied with the terms of the short-term financing arrangements with these lenders. These short-term arrangements were originally due to expire on March 31, 2002, but were extended to allow for the closing of the Exchange Offer. Under the Exchange Offer, $56,934,000 in principal amount of the Company's 10 1/2% senior subordinated notes were exchanged for a combination of $28,467,000 in principal amount of the Company's new class of 6.0% senior subordinated notes due 2007 and 23,937,489 shares of the Company's common stock, representing approximately 65% of the common stock outstanding after the Exchange Offer. As a result of the Exchange Offer, the Company recorded a pre-tax gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and a further payment of $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of the Company's 10 1/2% notes were not tendered and remain outstanding. As a condition of the Exchange Offer, the Company has paid all past due interest to non-tendering holders of its 10 1/2% notes. In addition, the acceleration of the maturity date on the 10 1/2% notes which occurred in May 2001 has been rescinded, and the original maturity date in 2008 has been reinstated. Past due interest paid to non-tendering holders of the 10 1/2% notes was $1,827,806. The indenture under which the 10 1/2% notes were issued was also consensually amended as a part of the Exchange Offer. Prior to the Exchange Offer, the Company had been in monetary default with respect to the interest owed on its 10 1/2% notes since May 2001.

     The Company accounted for the debt exchange in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, the Company recorded the fair value of equity issued and established a total liability relating to the notes issued in the exchange equal to the aggregate principal amount plus $8.5 million, representing all interest payable over the term of the notes. Under SFAS No. 15, the Company will not record interest expense in future periods for the cash interest required to be paid to the note holders. All future cash interest payments on the notes will reduce the accrued liability referred to above.

     Management also negotiated two-year revolving, three-year term out arrangements for $214 million with its three principal secured lenders, which were closed at the same time as the Exchange Offer. In addition, the Company amended its $100 million off-balance-sheet credit facility through Silverleaf Finance I, Inc., the Company's wholly-owned special purpose entity ("SPE"). Under these revised credit arrangements, two of the three creditors converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of the Company's management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of the SPE. Among other aspects of these revised arrangements, the Company is required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1.0 (increasing to 1.25 to 1 in 2003), and positive net income. However, such results beyond 2002 cannot be assured.

     It is vitally important to the Company's liquidity plan that the SPE continue beyond the aforementioned two-year period. In addition, the Company's business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. The Company will need an expanded facility to reduce the outstanding balances on the Company's non-revolving credit facilities and to finance future sales. The Company's ability to obtain additional off-balance-sheet financing would be impacted if:

     o    Capital market credit facilities are not available; and

     o The Company's customer notes receivable portfolio doesn't meet capital market requirements.

     The Company believes that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. The Company has implemented revised sales practices that the Company believes will result in higher quality notes receivable by 2003 and 2004. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that the Company will be able to secure additional off-balance-sheet facilities. In this case, the Company will attempt to secure additional secured credit facilities.

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

4. SIGNIFICANT ACCOUNTING POLICIES SUMMARY

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding the SPE. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

     A provision for estimated customer returns is reported net against Vacation Interval sales. Customer returns represent cancellations of sales transactions in which the customer fails to make the first installment payment.

     The Company recognizes interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of additional interest income ceases until collection is deemed probable.

     Revenues related to one-time sampler contracts, which entitles the prospective owner to sample a resort during certain periods, are recognized when earned. Revenue recognition is deferred until the customer uses the stay, purchases a Vacation Interval, or allows the contract to expire.

     The Company receives fees for management services provided to the Clubs. These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

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

     Investment in Special Purpose Entity -- Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The Company allocates the carrying amount between the assets sold and retained interest based on the relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     Provision for Uncollectible Notes -- Such provision is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by the Company and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. Credit losses take three forms. The first is the full cancellation of the note, whereby the customer is relieved of the obligation and the Company recovers the underlying inventory. The second form is a deemed cancellation, whereby the Company records the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. The third form is the note receivable reduction that occurs when a customer trades a higher value product for a lower value product. In estimating the allowance, the Company projects future cancellations, net of recovery of the related inventory, for each sales year by using historical cancellations experience.

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

     Inventories -- Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Company management periodically reviews the carrying value of its inventory on an individual project basis to ensure that the carrying value does not exceed market value.

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

     Income Taxes -- Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded.

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

     For the years ended December 31, 2000, 2001, and 2002, basic and diluted weighted average shares were equal. Outstanding stock options were not dilutive in those years because the exercise price for such options substantially exceeded the market price for the Company's shares.

     Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employee" ("APB No. 25").

     As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB No. 25, provide the disclosure requirements of SFAS No. 123 and, as of December 31, 2002, adopted the disclosure requirements of SFAS No. 148. Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net income (loss) is required as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Pro forma net income (loss) applicable to the options granted is not likely to be representative of the effects on reported net income (loss) for future years. The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

     Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                  2000            2001             2002
                                             -------------    -------------    -------------
Net income (loss), as reported               $     (59,880)   $     (27,209)   $      22,793
Stock-based compensation expense recorded
   under the intrinsic value method                     --               --               --
Pro forma stock-based compensation expense
   computed under the fair value method             (2,196)            (691)            (752)
                                             -------------    -------------    -------------
Pro forma net income (loss)                  $     (62,076)   $     (27,900)   $      22,041
                                             =============    =============    =============
Net income (loss) per share, basic
         As reported                         $       (4.65)   $       (2.11)   $        0.79
         Pro forma                           $       (4.65)   $       (2.11)   $        0.79
Net income (loss) per share, diluted
         As reported                         $       (4.82)   $       (2.16)   $        0.76
         Pro forma                           $       (4.82)   $       (2.16)   $        0.76

     The fair value of the stock options granted during 2000 and 2002 were $3.42 and $0.31, respectively. There were no stock options granted in 2001. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 147.4% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

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

     Reclassifications -- Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income (loss). The most significant reclassification to the consolidated statements of operations relates to the gain on early extinguishment of debt. The gain on early extinguishment of debt is no longer classified as an extraordinary gain.

     Recent Accounting Pronouncements --

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

     SFAS No. 145 - In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other non-substantive corrections to authoritative accounting literature. The adoption of SFAS No. 145 in the fourth quarter of 2002 required the Company to reclassify its extraordinary gains to ordinary.

     SFAS No. 146 - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 will not have any immediate effect on the Company's results of operations, financial position, or cash flows.

     FIN No. 45 - In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The Company has made the applicable disclosures to its consolidated financial statements.

     SFAS No. 148 - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statement for periods ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has made the applicable disclosures to its consolidated financial statements.

     FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is still evaluating the impact the adoption of FIN No. 46 will have on its results of operations, financial position, and cash flows.

5. CONCENTRATIONS OF RISK

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold.

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

     Geographic Concentration -- The Company's notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

6. NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2002 was approximately 14.4%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.4 million and $1.2 million at December 31, 2001 and 2002, respectively, and are non-interest bearing.

     In connection with promotional sales to certain customers, the Company entered into non-interest bearing notes receivable of $443,000 and $16,000 for the years ended December 31, 2001 and 2002, respectively. The Company had a remaining note discount of $550,000 and $326,000 for these notes receivable in aggregate as of December 31, 2001 and 2002, respectively, utilizing a 10% discount rate. In addition, the Company ceased accruing interest on delinquent notes of $46.4 million and $36.7 million as of December 31, 2001 and 2002, respectively, as collection of interest on such notes was deemed improbable.

     Notes receivable are scheduled to mature as follows at December 31, 2002 (in thousands):

2003...............................     $  25,849
2004...............................        27,973
2005...............................        30,709
2006...............................        32,662
2007...............................        30,916
2008...............................        20,544
Thereafter.........................        93,457
                                        ---------
                                          262,110
Less discounts on notes............          (326)
Less allowance for uncollectible notes    (28,547)
                                        ---------
          Notes receivable, net....     $ 233,237
                                        =========

    There were no notes sold with recourse during the years ended December 31, 2000, 2001, and 2002. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 2001 and 2002 were $366,000 and $123,000, respectively.

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement shall have the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility.

    During 2000, the Company sold $74.0 million of notes receivable to the SPE and recognized pre-tax gains of $4.3 million. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE. During 2002, the Company sold $83.4 million of notes receivable to the SPE and recognized pre-tax gains of $6.8 million. In conjunction with these sales, the Company received cash consideration of $68.9 million, which was used to pay down borrowings under its revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose.

     At December 31, 2002, the SPE held notes receivable totaling $105.2 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. For the year ended December 31, 2002, the Company paid approximately $171,000 to repurchase such notes.

     Management considers both pledged and sold-with-recourse notes receivable in the Company's allowance for uncollectible notes. The Company considers accounts over 60 days past due to be delinquent. As of December 31, 2002, $4.7 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $53.9 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

     The activity in gross notes receivable is as follows for the years ended December 31, 2001 and 2002 (in thousands):

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     2001               2002
                                                 -------------    -------------
Balance, beginning of period .................   $     338,570    $     333,336
Sales ........................................         113,486          107,517
Collections ..................................         (68,375)         (59,157)
Receivables charged off ......................         (50,345)         (36,486)
Sold notes receivable ........................              --          (83,426)
                                                 -------------    -------------
Balance, end of period .......................   $     333,336    $     261,784
                                                 =============    =============

     The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                                        DECEMBER 31,
                                                        --------------------------------------------
                                                            2000            2001           2002
                                                        ------------    ------------    ------------
Balance, beginning of period ........................   $     32,023    $     74,778    $     54,744
Provision for credit losses .........................        108,751          30,311          24,562
Provision for customer releases charged to
  operating, general, and administrative expenses ...          1,131              --              --
Receivables charged off .............................        (56,475)        (50,345)        (36,486)
Allowance related to notes sold .....................        (10,652)             --         (14,273)
                                                        ------------    ------------    ------------
Balance, end of period ..............................   $     74,778    $     54,744    $     28,547
                                                        ============    ============    ============

     In 2000, the Company substantially increased its provision for uncollectible notes to provide for the poorer performance in the Company's notes receivable portfolio, which resulted from a general downturn in the economy and the elimination of certain programs that had been in place to remedy defaulted loans.

7. INVENTORIES

     Inventories consist of the following at December 31, 2001 and 2002 (in thousands):

                                                       DECEMBER 31,
                                              ---------------------------
                                                  2001            2002
                                              ------------   ------------
  Timeshare units ..........................   $     44,644   $     41,951
  Amenities ................................         36,232         37,588
  Land .....................................          8,280          8,072
  Recovery of canceled and traded intervals          16,061         14,825
  Other ....................................             58             69
                                               ------------   ------------
            Total ..........................   $    105,275   $    102,505
                                               ============   ============

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

8. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 2001 and 2002 (in thousands):

                                                                 DECEMBER 31,
                                                       ------------------------------
                                                            2001             2002
                                                       -------------    -------------
Land ...............................................   $       4,776    $       4,776
Vehicles and equipment .............................           4,887            4,188
Utility plant, buildings, and facilities ...........          12,800           13,805
Office equipment and furniture .....................          27,679           28,597
Improvements .......................................          11,421           11,510
                                                       -------------    -------------
                                                              61,563           62,876
Less accumulated depreciation ......................         (24,232)         (29,098)
                                                       -------------    -------------
Land, equipment, buildings, and utilities, net .....   $      37,331    $      33,778
                                                       =============    =============

     Depreciation and amortization expense for the years ended December 31, 2000, 2001, and 2002 was $7.5 million, $6.5 million, and $5.2 million, respectively, which included amortization expense related to intangible assets included in prepaid and other assets of $308,000, $0, and $0 in 2000, 2001, and 2002, respectively.

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

9. INCOME TAXES

     Income tax benefit consists of the following components for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                          2000             2001            2002
                                                     -------------    -------------    -------------
Current income tax expense (benefit) .............   $      (9,103)   $          69    $      (1,523)
Deferred income tax expense (benefit) ............         (26,088)            (168)              --
                                                     -------------    -------------    -------------
          Total income tax (benefit) .............   $     (35,191)   $         (99)   $      (1,523)
                                                     =============    =============    =============

     A reconciliation of income tax benefit on reported pre-tax income (loss) at statutory rates to actual income tax benefit for the years ended December 31, 2000, 2001, and 2002 is as follows (in thousands):

                                                          2000                      2001                        2002
                                                ----------------------     ----------------------     ----------------------
                                                 DOLLARS       RATE         DOLLARS       RATE         DOLLARS       RATE
                                                ---------    ---------     ---------    ---------     ---------    ---------
Income tax expense (benefit) at statutory
rates .......................................   $ (33,275)       (35.0)%   $  (9,523)       (35.0)%   $   7,444         35.0%
State income taxes, net of Federal
  Income tax benefit ........................      (2,434)        (2.6)%        (846)        (3.1)%         666          3.1%
Deferred tax asset allowance ................          --           --        16,498         60.6%       (9,804)       (46.1)%
Reconciliation to 2000 tax return ...........          --           --        (6,192)       (22.8)%          --           --
Other, primarily permanent differences ......         518          0.6%          (36)        (0.1)%         171          0.8%
                                                ---------    ---------     ---------    ---------     ---------    ---------
      Total income tax expense (benefit) ....   $ (35,191)       (37.0)%   $     (99)        (0.4)%   $  (1,523)        (7.2)%
                                                =========    =========     =========    =========     =========    =========

     Deferred income tax assets and liabilities as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                         2001            2002
                                                                    -------------    -------------
Deferred tax liabilities:
  Depreciation ..................................................   $       3,469    $       4,085
  Installment sales income ......................................          95,027           94,518
                                                                    -------------    -------------
          Total deferred tax liabilities ........................          98,496           98,603

Deferred tax assets:
  Net operating loss carryforward - pre Exchange Offer ..........         107,718           75,876

  Net operating loss carryforward - post Exchange Offer .........              --           23,708

  Impairment of long-lived assets ...............................           5,307            5,307
  Alternative minimum tax credit ................................           1,563               --
  Other .........................................................             406              406
                                                                    -------------    -------------
          Total deferred tax assets .............................         114,994          105,297
                                                                    -------------    -------------

          Net deferred tax liability (asset) ....................         (16,498)          (6,694)
                                                                    =============    =============

          Deferred tax asset allowance ..........................          16,498            6,694
                                                                    -------------    -------------

          Net deferred tax liability ............................   $          --    $          --
                                                                    =============    =============

     The Company reports substantially all Vacation Interval sales, which it finances, on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2002.

     The Company has been subject to Alternative Minimum Tax ("AMT") as a result of the deferred income that results from the installment sales treatment of Vacation Interval sales for regular tax purposes. However, due to existing AMT loss carryforwards, it is anticipated that no such current AMT liability exists. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service, effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9 million, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. The AMT liability creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.

     The net operating losses ("NOL") expire between 2012 through 2021. Realization of the deferred tax assets arising from NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL as a result of normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     Due to the Exchange Offer described in Note 3, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") has occurred. As a result, the Company's NOL is subject to an annual limitation for the current and future taxable years. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2002 (in thousands):

                        EXPIRATION DATES
     2012......................................    $   8,973
     2018......................................       36,372
     2019......................................       57,853
     2020......................................      132,078
     2021......................................       23,383
                                                   ---------
                                                   $ 258,659
                                                   =========

10. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2001            2002
                                                                                        ------------   ------------
$60 million loan agreement, which contains certain financial covenants, due
   August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003) ............................................   $     15,969   $      9,836
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at December 31, 2001; additional draws are no longer available
   under this facility) .............................................................         35,614         25,549
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
   under forbearance at December 31, 2001) ..........................................          9,468          8,536
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate of 8%; both facilities
   mature March 2007) ...............................................................         71,072         46,078
$15.1 million term loan with an interest rate of 8%, maturing in ....................             --         14,665
   March 2007)
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   December 31, 2001; upon completion of the debt restructuring described in
   Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate of 8%; both facilities
   mature March 2007) ...............................................................         69,734         44,288
$14.9 million term loan with an interest rate of 8%, maturing in
   March 2007) ......................................................................             --         14,461
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
   31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan with an interest rate of 8%; both
   facilities mature March 2007) ....................................................         10,200          6,493
$2.1 million term loan with an interest rate of 8%, maturing in March
   2007) ............................................................................             --          2,078
$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
   2.00% as of December 31, 2001) (revolving under forbearance at December 31,
   2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of
   Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with
   an interest rate of 8%; both facilities mature March 2007) .......................         54,641         31,128
$10 million term loan with an interest rate of 8%, maturing in March
   2007) ............................................................................             --          9,465
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under forbearance at
   December 31, 2001) ...............................................................          9,936          9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at
   December 31, 2001) ...............................................................          9,375          9,375
Various notes, due from January 2002 through November 2009, collateralized by
   various assets with interest rates ranging  from 0.9% to 17.0% ...................          3,227          2,035
                                                                                        ------------   ------------
          Total notes payable .......................................................        289,236        233,923
Capital lease obligations ...........................................................          5,220          2,490
                                                                                        ------------   ------------
          Total notes payable and capital lease obligations .........................        294,456        236,413

6.0%  senior subordinated notes, due 2007, interest payable
   semiannually on April 1 and October 1, guaranteed by all of the
   Company's present and future domestic restricted subsidiaries (see
   debt restructuring described in Note 3) ..........................................             --         28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001;
   see debt restructuring described in Note 3) ......................................         66,700          9,766
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted
   subsidiaries (see debt restructuring described in Note 3) ........................             --          7,686
                                                                                        ------------   ------------
          Total senior subordinated notes ...........................................         66,700         45,919
                                                                                        ------------   ------------

          Total .....................................................................   $    361,156   $    282,332
                                                                                        ============   ============

     At December 31, 2002, LIBOR rates were from 1.76% to 1.82%, and the Prime rate was 4.25%.

     Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company
(i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

     Such credit facilities also contain operating covenants requiring the Company to (i) maintain an aggregate minimum tangible net worth ranging from $17.5 million to $110 million, minimum liquidity, including a debt to equity ratio of not greater than 2.5 to 1 and a liquidity ratio of not less than 5%, an interest coverage ratio of at least 2 to 1, a marketing expense ratio of no more than 0.55 to 1, a consolidated cash flow to consolidated interest expense ratio of at least 2 to 1, and total tangible capital funds greater than $200 million plus 75% of net income beginning October 1999; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

     Upon completion of the Exchange Offer described in Note 3, the operating covenants described at (i) above were replaced by new operating covenants that require that the Company maintain a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1 (increasing to 1.25 to 1 in 2003), and positive net income. As of December 31, 2002, the Company was in compliance with these operating covenants. However, such future results cannot be assured.

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

     The Company has developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, the Company considers the customer account to be current. Under the Company's notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2001 and 2002, a total of $53.3 million and $50.2 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2001 and 2002, approximately $247,000 and $260,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2002 (in thousands):

2003..............................................          $ 68,517
2004..............................................            56,364
2005..............................................            47,657
2006..............................................            50,204
2007..............................................            49,405
Thereafter........................................            10,185
                                                            --------
          Total...................................          $282,332
                                                            ========

     Total interest expense for the years ended December 31, 2000, 2001, and 2002 was $32.8 million, $35.0 million, and $22.2 million, respectively. Interest of $2.0 million, $1.2 million, and $271,000 was capitalized during the years ended December 31, 2000, 2001, and 2002, respectively.

     As of December 31, 2002, eligible customer notes receivable with a face amount of $240.7 million and interval inventory of $19.3 million were pledged as collateral.

11. COMMITMENTS AND CONTINGENCIES

     In 2000, operating, general and administrative expense includes $3.5 million related to lawsuit settlements.

     The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. During 2000, the Company incurred $1.3 million to correct a portion of the problems alleged by the plaintiffs and has not accrued any additional costs. At this time, the Company cannot predict the final outcome of these claims and cannot estimate the additional costs it could incur.

     A purported class action was filed against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiff's request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted form the amended Petition. The Plaintiffs seek damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also seek rescission of their original purchase contracts with the Company. The Company intends to vigorously defend against the Plaintiffs' claims and believes it has valid defenses to the claims. Discovery with regard to the Plaintiffs' claims is ongoing. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

    A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the document preparation fee and treble damages on behalf of both the plaintiffs and the alleged class they purport to represent, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company intends to contest the case vigorously. The Company has not yet fully assessed the claims and has not recorded an accrual for this case.

     In January 2003, a group of eight related individuals and entities who are holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes are not in default and the Company denies all liability with regard to the alleged claims of these eight claimants. No litigation has been filed against the Company or any of its affiliates by these eight claimants; however, there can be no assurance that these claims will not ultimately result in litigation. If such litigation is filed, the Company intends to vigorously defend against it.

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

    The Company has entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 2000, 2001, and 2002 was $10.2 million, $3.6 million, and $2.8 million, respectively. The Company has also acquired equipment by entering into capital leases. The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2002 (in thousands):

                                                              CAPITAL       OPERATING
                                                              LEASES          LEASES
                                                           ------------    ------------
2003 ...................................................   $      1,389    $      1,977
2004 ...................................................          1,196           1,659
2005 ...................................................            238           1,542
2006 ...................................................              3           1,410
2007 ...................................................             --           1,287
Thereafter .............................................             --           2,015
                                                           ------------    ------------
Total minimum future lease payments ....................          2,826    $      9,890
                                                                           ============
Less amounts representing interest .....................           (336)
                                                           ------------
Present value of future minimum lease payments .........   $      2,490
                                                           ============

     Equipment acquired under capital leases consists of the following at December 31, 2001 and 2002 (in thousands):

                                                      2001            2002
                                                 -------------    -------------
Amount of equipment under capital leases .....   $      15,463    $      14,487
Less accumulated depreciation ................          (8,261)          (9,078)
                                                 -------------    -------------
                                                 $       7,202    $       5,409
                                                 =============    =============

     During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of December 31, 2002, Silverleaf Club's related note payable balance was $1.4 million.

     At December 31, 2002, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $261.8 million with an allowance for uncollectible notes of approximately $28.5 million. We were contingently liable with respect to approximately $123,000 principal amount of customer notes sold with recourse.

     As of December 31, 2002, the Company had construction commitments of approximately $6.3 million.

     Periodically, the Company enters into employment agreements with certain executive officers, which provide for minimum annual base salaries and other fringe benefits as determined by the Board of Directors of the Company. Certain of these agreements provide for bonuses based on the Company's operating results. The agreements have varying terms of up to three years and typically can be terminated by either party upon 30 days notice, subject to severance provisions. Certain employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. These agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with the Company or disclose any confidential information of the Company.

12. EQUITY

     The Company's stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the Board of Directors of the Company. The Company has reserved 3.8 million shares of common stock for issuance pursuant to its stock option plans.

     Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $0.29 to $25.50 per share and expire 10 years from the date of grant.

     Stock option transactions during 2000, 2001, and 2002 are summarized as follows:

                                                      2000                        2001                         2002
                                           ----------------------------  -------------------------- -------------------------------
                                                           WEIGHTED                    WEIGHTED                       WEIGHTED
                                                           AVERAGE                     AVERAGE                         AVERAGE
                                             NUMBER        EXERCISE        NUMBER      EXERCISE        NUMBER          EXERCISE
                                            OF SHARES   PRICE PER SHARE  OF SHARES  PRICE PER SHARE   OF SHARES     PRICE PER SHARE
                                           -----------  ---------------  ---------- --------------- -------------   ---------------
Options outstanding, beginning of
year ...................................     1,477,000    $    15.64      1,551,000    $    14.45       1,078,500    $       14.08
Granted ................................       137,000    $     3.70             --    $       --         460,000    $        0.29
Exercised ..............................            --            --             --            --              --               --
Forfeited ..............................       (63,000)   $    18.97       (472,500)   $    15.29        (136,500)   $       11.97
                                           -----------    ----------     ----------    ----------   -------------    -------------
Options outstanding, end of year .......     1,551,000    $    14.45      1,078,500    $    14.08       1,402,000    $        9.76
                                           ===========    ==========     ==========    ==========   =============    =============

Exercisable, end of year ...............       807,125    $    16.54        807,875    $    15.33         863,500    $       15.17
                                           ===========    ==========     ==========    ==========   =============    =============

     For stock options outstanding at December 31, 2002:

                                               WEIGHTED        WEIGHTED                       WEIGHTED AVERAGE
                              NUMBER OF        AVERAGE         AVERAGE          NUMBER OF     EXERCISE PRICE OF
                               OPTIONS      EXERCISE PRICE     REMAINING         OPTIONS          OPTIONS
RANGE OF EXERCISE PRICES     OUTSTANDING      PER OPTION     LIFE IN YEARS     EXERCISABLE      EXERCISABLE
------------------------     -----------      ----------     -------------     -----------    -----------------
$16.00 - $25.50 ....             711,000      $     17.07              5.6          709,500      $     17.07
$7.31 - $7.31 ......             156,000             7.31              7.0          116,500             7.31
$3.59 - $3.69 ......              75,000             3.64              8.0           37,500             3.64
$0.29 - $0.29 ......             460,000             0.29             10.0               --               --
                             -----------                                        -----------
           Total ...           1,402,000                                            863,500
                             ===========                                        ===========

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" ("APB No. 25"), and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 2000, 2001, and 2002 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                        2000             2001             2002
                                                                    -------------    -------------    -------------
Net income (loss) -- as reported ................................   $     (59,880)   $     (27,209)   $      22,793
Net income (loss) -- pro forma ..................................         (62,076)         (27,900)          22,041

Net income (loss) per share -- as reported: Basic ...............           (4.65)           (2.11)            0.79
Net income (loss) per share -- as reported: Diluted .............           (4.65)           (2.11)            0.79

Net income (loss) per share -- pro forma: Basic .................           (4.82)           (2.16)            0.76
Net income (loss) per share -- pro forma: Diluted ...............           (4.82)           (2.16)            0.76

     The weighted average fair value per common stock option granted during 2000 and 2002 were $3.42 and $0.31, respectively. There were no stock options granted in 2001. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 147.4% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

13. RELATED PARTY TRANSACTIONS

     Each timeshare owners' association has entered into a management agreement, which authorizes the Clubs to manage the resorts. The Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 20% of dues collected for owners associations within Crown Club or the net income of each Club. However, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding years, subject again to the net income limitation. The Silverleaf Club management agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. Crown Club consists of several individual Club agreements that have terms of two to five years. During the years ended December 31, 2000, 2001, and 2002, the Company recorded management fees of $462,000, $2.5 million, and $1.9 million, respectively, in management fee income.

     The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation is charged by the Clubs to the Company. During the years ended December 31, 2000, 2001, and 2002, the Company incurred $155,000, $147,000, and $183,000, respectively, of expenses under these agreements. Likewise, to the extent the Company provides payroll, administrative, and other services that directly benefit the Clubs, a separate allocation is charged by the Company to the Clubs. During the years ended December 31, 2000, 2001, and 2002, the Company charged the Clubs $1.7 million, $1.7 million, and $2.5 million, respectively, under these agreements.

     The following schedule represents amounts due from (to) affiliates at December 31, 2001 and 2002 (in thousands):

                                                                   DECEMBER 31,
                                                           -----------------------------
                                                               2001             2002
                                                           -------------   -------------
Timeshare owners associations and other, net ...........   $         102   $          43
Amount due from Silverleaf Club ........................           1,555              --
Amount due from Crown Club .............................             577             707
                                                           -------------   -------------
          Total amounts due from affiliates ............   $       2,234   $         750
                                                           =============   =============

Amount due to Silverleaf Club ..........................   $         261   $         324
Amount due to SPE ......................................             304           1,897
                                                           -------------   -------------
          Total amounts due to affiliates ..............   $         565   $       2,221
                                                           =============   =============

     In December 2000, the Company wrote-off its receivable from Silverleaf Club and incurred a charge of $7.5 million. At December 31, 2000, due to liquidity concerns and the planned reduction in future sales, the Company anticipated that future membership dues would not be sufficient to pay down the receivable. Hence, the Company's Board of Directors approved the write-off of this amount.

     During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2002, Silverleaf Club's related note payable balance was $1.4 million.

     At December 31, 2001 and 2002, the amount due to SPE primarily relates to upgrades of sold notes receivable. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

     An affiliate of a director of the Company is entitled to a 10% net profits interest from sales of certain land parcels in Mississippi. During 2000, the affiliate of the director was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $10,614 to the affiliate, which remains payable at December 31, 2002. As of December 31, 2002, the Company owns approximately 11 acres of land that is subject to this net profits interest.

     In 1997, the Company entered into a ten-year lease agreement with a principal shareholder who is the CEO of the Company for personal use of flood plain land adjacent to one of the Company's resorts in exchange for an annual payment equal to the property taxes attributable to the land. These property taxes were approximately $7,000 for the year ended December 31, 2002. The lease has four renewal options of ten years at the option of the lessee.

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

     The Company had senior subordinated notes of $66.7 million and $45.9 million as of December 31, 2001 and 2002, respectively. The estimated fair value of these senior subordinated notes at December 31, 2001 and 2002 was approximately $41.8 million and $28.8 million, respectively, based on the market value of notes exchanged in the Exchange Offer described in Note 3. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

     Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

15. SUBSIDIARY GUARANTEES

     All subsidiaries of the Company, except the SPE, have guaranteed the $45.9 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company. During 2000, the Company liquidated several subsidiaries with nominal operations.

     The Guarantor Subsidiaries had no operations for the years ended December 31, 2000, 2001, and 2002. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2001 and 2002, is as follows (in thousands):

                                                          DECEMBER 31,
                                                       -------------------
                                                         2001       2002
                                                       --------   --------
Other assets .......................................   $      1   $      1
                                                       --------   --------
          Total assets .............................   $      1   $      1
                                                       ========   ========
Investment by parent (includes equity and amounts
  due to parent) ...................................   $      1   $      1
                                                       --------   --------
          Total liabilities and equity .............   $      1   $      1
                                                       ========   ========

16. 401(k) PLAN

     The Company's 401(k) plan (the "Plan"), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, it may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2000, 2001, and 2002.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2001 and 2002 is set forth below (in thousands, except per share amounts):

                                                           FIRST           SECOND           THIRD          FOURTH
                                                          QUARTER          QUARTER         QUARTER         QUARTER
                                                        ------------    ------------    ------------    ------------
Total revenues
    2002 ............................................   $     42,083    $     64,637    $     45,032    $     43,511
                                                        ============    ============    ============    ============
    2001 ............................................   $     61,828    $     48,611    $     44,339    $     36,555
                                                        ============    ============    ============    ============
Total costs and operating expenses
    2002 ............................................   $     44,182    $     44,520    $     42,708    $     42,583
                                                        ============    ============    ============    ============
    2001 ............................................   $     70,244    $     56,591    $     50,888    $     40,918
                                                        ============    ============    ============    ============
Net income (loss)
    2002 ............................................   $     (2,100)   $     20,077    $      3,885    $        931
                                                        ============    ============    ============    ============
    2001 ............................................   $     (8,367)   $     (7,930)   $     (6,499)   $     (4,413)
                                                        ============    ============    ============    ============
Net income (loss) per common share: basic and diluted
    2002 ............................................   $      (0.16)   $       0.71    $       0.11    $       0.03
                                                        ============    ============    ============    ============
    2001 ............................................   $      (0.65)   $      (0.62)   $      (0.50)   $      (0.34)
                                                        ============    ============    ============    ============

18. SUBSEQUENT EVENTS

     In January 2003, the Company sold $14.0 million of notes receivable to the SPE and recognized a pre-tax gain of $1.2 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with this sale, the Company received cash consideration of $11.6 million, which was used to pay down borrowings under its revolving loan facilities.

     In January 2003, the Company recognized a pre-tax gain of $273,000 associated with the sale of land located in Las Vegas, Nevada. In conjunction with this sale, the Company received cash consideration of $3.0 million, which was used to pay down borrowings under its revolving loan facilities.

     In January 2003, the Company granted 2,007,210 stock options under its stock option plans. Such options have a graded vesting schedule, with equal installments of shares vesting up through three years from the date of grant. These options have an exercise price of $0.32 per share and expire ten years from the date of grant.

            EXHIBIT
            NUMBER                                                     DESCRIPTION
            ------                                                     -----------
               3.1               --  Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).

               3.2               --  Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                                     Registrant's Form 10-K for year ended December 31, 1997).

               4.1               --  Form of Stock Certificate of Registrant (incorporated by reference to Exhibit
                                     4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                                     Statement on Form S-1, File No. 333-24273).

               4.2               --  Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                                     Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary
                                     Guarantors for the Company's 10 1/2% Senior Subordinated Notes due 2008
                                     (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.3               --  Certificate No. 001 of 10  1/2 % Senior Subordinated Notes due 2008 in the
                                     amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's
                                     Form 10-Q for quarter ended March 31, 1998).

               4.4               --  Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                                     Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                                     Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                                     31, 1998).

               4.5               --  Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                                     National Association, as Trustee, and the Subsidiary Guarantors for the
                                     Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                                     Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.6               --  Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                                     $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               4.7               --  Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                                     Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                                     Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                                     (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

               9.1               --  Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                                     F. Mead.

              10.1               --  Form of Registration Rights Agreement between Registrant and Robert E. Mead
                                     (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16,
                                     1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

              10.2               --  Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                                     Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).

              10.3               --  1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                                     Form S-1, File No. 333-24273).

              10.4               --  Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

              10.5               --  Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                                     S-1, File No. 333-24273).

              10.6               --  Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                                     Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                                     (incorporated by reference to Exhibit 10.6 to Registrant's Registration
                                     Statement on Form S-1, File No. 333-24273).

              10.7               --  Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                                     1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                                     File No. 333-24273).

              10.8               --  Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

              10.9               --  Resort Affiliation and Owners Association Agreement between Resort Condominiums
                                     International, Inc., Ascension Resorts, Ltd., and Hill Country Resort
                                     Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                                     Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.10               --  First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                                     Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                                     Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                                     Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.11               --  First Amendment to Management Agreement, dated January 1, 1993, between Master
                                     Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                                     Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                                     Registration Statement on Form S-1, File No. 333-24273).

             10.12               --  Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                                     Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to
                                     Registrant's Form 10-Q for quarter ended September 30, 1997).

             10.13               --  Second Amendment to Management Agreement, dated December 31, 1997, between
                                     Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                                     Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).

             10.14               --  Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                                     Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to
                                     Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

             10.15               --  Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                                     River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                                     Annual Report on Form 10-K for year ended December 31, 1997).

             10.16               --  Letter Agreement dated March 16, 1998, between the Company and Heller
                                     Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

             10.17               --  Bill of Sale and Blanket Assignment dated May 28, 1998, between the   Company
                                     and Crown Resort Co., LLC (incorporated by reference to Exhibit 10.6 to
                                     Registrant's Form 10-Q for quarter ended June 30, 1998).

             10.18               --  Management Agreement dated October 13, 1998, by and between the Company and
                                     Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's
                                     Form 10-Q for quarter ended September 30, 1998).

             10.19               --  First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                                     effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                                     Company's Form 10-Q  for the quarter ended June 30, 1998).

             10.20               --  Amended and Restated Receivables Loan and Security Agreement dated September 1,
                                     1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                                     1999).

             10.21               --  Amended and Restated Inventory Loan and Security Agreement dated September 1,
                                     1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                                     1999).

             10.22               --  Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                                     (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).

             10.23               --  Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                                     Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

             10.24               --  Purchase and Contribution Agreement, dated October 30, 2000, between the
                                     Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended
                                     September 30, 2000.)

             10.25               --  Second Amendment to Amended and Restated Receivables Loan and Security
                                     Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.26               --  Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                                     Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                                     (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.27               --  Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                                     (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.28               --  Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.29               --  Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                                     Bank of Scotland, as Lenders and Textron Financial Corporation, as and
                                     collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to
                                     Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.30               --  First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                                     30, 2002, entered into by and between the Company and Textron Financial
                                     Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                                     10-Q for the quarter ended June 30, 2002).

             10.31               --  This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                                     30, 2002).

             10.32               --  Amended And Restated Receivables Loan and Security Agreement Dated as of April
                                     30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                                     Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG  Deutsche
                                     Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                                     National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                                     National Association, as the Backup Servicer (incorporated by reference to
                                     Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

             10.33               --  Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                                     Agreement dated as of October 30, 2000 between the Company and Silverleaf
                                     Finance I, Inc. (incorporated by reference to Exhibit 10.9  to Registrant's
                                     Form 10-Q for the quarter ended June 30, 2002).

             10.34               --  Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                                     Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

            *10.35               --  First Amendment to Amended and Restated Revolving Credit Agreement dated September
                                     30, 2002 by and among the Company, Sovereign Bank and Liberty Bank.

             *21.1               --  Subsidiaries of Silverleaf Resorts, Inc.

             *99.1               --  Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             *99.2               --  Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
* Filed herewith