Form 10-Q
period 2003-03-31
SILVERLEAF RESORTS INC
filed 2003-05-15
CIK 1033032

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

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of May 15, 2003: 36,826,906

================================================================================

                                EXPLANATORY NOTE

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS," AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 19 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I.    FINANCIAL INFORMATION (Unaudited)

Item 1.    Condensed Consolidated Statements of Income for the three months
           ended March 31, 2003 and 2002................................................            3

           Condensed Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002............................................................            4

           Condensed Consolidated Statement of Shareholders' Equity for the
           three months ended March 31, 2003............................................            5

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2003 and 2002.........................................            6

           Notes to the Condensed Consolidated Financial Statements.....................            7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................           15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................           21

Item 4.    Controls and Procedures......................................................           22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................           22

Item 6.    Exhibits and Reports on Form 8-K.............................................           23

           Signatures...................................................................           23

                   PART I: FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                  2003                 2002
                                                               -----------         -----------
REVENUES:
      Vacation Interval sales                                  $    28,557         $    29,439
      Sampler sales                                                    485               1,323
                                                               -----------         -----------
        Total sales                                                 29,042              30,762

      Interest income                                                8,768              10,385
      Management fee income                                            471                 166
      Other income                                                   1,207                 770
                                                               -----------         -----------

                Total revenues                                      39,488              42,083

COSTS AND OPERATING EXPENSES:
      Cost of Vacation Interval sales                                5,042               5,520
      Sales and marketing                                           16,299              15,755
      Provision for uncollectible notes                             34,666               5,888
      Operating, general and administrative                          6,891               8,782
      Depreciation and amortization                                  1,182               1,269
      Interest expense and lender fees                               4,407               6,968
                                                               -----------         -----------

                Total costs and operating expenses                  68,487              44,182

OTHER INCOME:
      Gain on sale of notes receivable                               1,934                   -
      Gain on early extinguishment of debt                           1,257                   -
                                                               -----------         -----------

                Total other income                                   3,191                   -

      Loss before provision for income taxes                       (25,808)             (2,099)
      Provision for income taxes                                       (13)                 (1)
                                                               -----------         -----------

NET LOSS                                                       $   (25,821)        $    (2,100)
                                                               ===========         ===========

BASIC AND DILUTED LOSS PER SHARE:                              $     (0.70)        $     (0.16)
                                                               ===========         ===========

WEIGHTED AVERAGE BASIC AND DILUTED
      SHARES OUTSTANDING:                                       36,826,906          12,889,417
                                                               ===========         ===========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           March 31,          December 31,
                                                                             2003                2002
                                                                          ----------          ----------
                                     ASSETS

Cash and cash equivalents                                                 $    2,779          $    1,153
Restricted cash                                                                1,790               3,624
Notes receivable, net of allowance for uncollectible notes of
   $51,303 and $28,547, respectively                                         188,699             233,237
Accrued interest receivable                                                    2,081               2,325
Investment in Special Purpose Entity                                           6,849               6,656
Amounts due from affiliates                                                        -                 750
Inventories                                                                  103,746             102,505
Land, equipment, buildings, and utilities, net                                32,878              33,778
Land held for sale                                                             1,938               4,545
Prepaid and other assets                                                      10,224               9,672
                                                                          ----------          ----------

                TOTAL ASSETS                                              $  350,984          $  398,245
                                                                          ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                     $    7,684          $    7,394
Accrued interest payable                                                       1,027               1,269
Amounts due to affiliates                                                        984               2,221
Unearned revenues                                                              3,482               3,410
Notes payable and capital lease obligations                                  216,944             236,413
Senior subordinated notes                                                     45,065              45,919
                                                                          ----------          ----------

                Total Liabilities                                            275,186             296,626
                                                                          ----------          ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
      shares authorized, 37,249,006 shares issued, and
      36,826,906 shares outstanding                                              372                 372
Additional paid-in capital                                                   116,999             116,999
Retained deficit                                                             (36,574)            (10,753)
Treasury stock, at cost (422,100 shares)                                      (4,999)             (4,999)
                                                                          ----------          ----------

                Total Shareholders' Equity                                    75,798             101,619
                                                                          ----------          ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  350,984          $  398,245
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

                                 Common Stock
                             --------------------
                              Number of     $0.01    Additional                                      Treasury Stock
                               Shares        Par       Paid-in     Retained                     -----------------------
                               Issued       Value      Capital      Deficit        Shares         Cost          Total
                             ----------    ------    ----------    ---------      --------      --------      ---------
January 1, 2003              37,249,006    $  372    $  116,999    $ (10,753)     (422,100)     $ (4,999)     $ 101,619

Net loss                              -         -             -      (25,821)            -             -        (25,821)
                             ----------    ------    ----------    ---------      --------      --------      ---------

March 31, 2003               37,249,006    $  372    $  116,999    $ (36,574)     (422,100)     $ (4,999)     $  75,798
                             ==========    ======    ==========    =========      ========      =========     =========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                          2003              2002
                                                                                       ----------         --------
OPERATING ACTIVITIES:
      Net loss                                                                         $  (25,821)        $ (2,100)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Provision for uncollectible notes                                                  34,666            5,888
        Gain on sale of notes receivable                                                   (1,934)               -
        Gain on early extinguishment of debt                                               (1,257)               -
        Gain on sale of land held for sale                                                   (273)               -
        Depreciation and amortization                                                       1,182            1,269
        Increase (decrease) in cash from changes in assets and liabilities:
          Restricted cash                                                                   1,834            1,437
          Notes receivable                                                                 (7,773)          (5,509)
          Accrued interest receivable                                                         244              101
          Investment in Special Purpose Entity                                               (193)            (205)
          Amounts due to/from affiliates, net                                                (487)           1,848
          Inventories                                                                      (1,194)             (51)
          Prepaid and other assets                                                           (552)             105
          Accounts payable and accrued expenses                                               290              823
          Accrued interest payable                                                           (242)           2,018
          Unearned revenues                                                                    72             (914)
                                                                                       ----------         --------
             Net cash provided by (used in) operating activities                           (1,438)           4,710
                                                                                       ----------         --------

INVESTING ACTIVITIES:
      Purchases of land, equipment, buildings, and utilities                                 (282)            (593)
      Proceeds from sale of land held for sale                                              2,880                -
                                                                                       ----------         --------
             Net cash provided by (used in) investing activities                            2,598             (593)
                                                                                       ----------         --------

FINANCING ACTIVITIES:
      Proceeds from borrowings from unaffiliated entities                                  24,132           15,133
      Payments on borrowings to unaffiliated entities                                     (43,198)         (22,836)
      Proceeds from sales of notes receivable                                              19,532                -
                                                                                       ----------         --------
             Net cash provided by (used in) financing activities                              466           (7,703)
                                                                                       ----------         --------

      Net change in cash and cash equivalents                                               1,626           (3,586)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                                   1,153            6,204
                                                                                       ----------         --------

      End of period                                                                    $    2,779         $  2,618
                                                                                       ==========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Interest paid, net of amounts capitalized                                        $    4,710         $  4,013

            See notes to consolidated condensed financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries ("the Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding the Company's special purpose entity ("SPE"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Investment in Special Purpose Entity -- Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE.

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

The Company classifies the components of the provision for uncollectible notes as either credit losses or customer returns (cancellations of sales whereby the customer fails to make the first installment payment). The provision for uncollectible notes pertaining to credit losses and customer returns are classified in provision for uncollectible notes and Vacation Interval sales, respectively.

Inventories -- Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

The Company estimates the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. The Company allocates the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

Recent Accounting Pronouncements--

SFAS No. 146 - In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company's results of operations, financial position, or cash flows.

FIN No. 45 - In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that a guarantor recognize a liability for certain guarantees and enhance disclosures for such guarantees. The recognition provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

NOTE 3 - DEBT RESTRUCTURING

While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including improving the Company's operations. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55%, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.25 to 1.0, and a minimum net income. However, such results cannot be assured.

Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the last twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the quarter ended March 31, 2003 was $25.8 million, compared to a minimum requirement of $1.00 net income. Management has notified its secured lenders that it will not be in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements which would bring the Company back into compliance. As of May 14, 2003, all the secured lenders have verbally agreed to modify the sales and marketing expense ratio covenant. However, the secured lenders have not waived the covenant defaults related to the interest coverage ratio or the minimum net income of $1.00. As of May 14, 2003, none of the lenders have declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company is hopeful that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material and adverse effect on the Company's operations.

If the Company is able to resolve the existing covenant compliance issues, future compliance with these covenants will require that improvements be made in several areas of the Company's operations. The principal changes in operations that management believes will be necessary to satisfy the financial covenants are to reduce sales and marketing expense as a percentage of sales, to improve profitability, and to improve customer credit quality, which the Company believes will result in reduced credit losses.

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

NOTE 4 - EARNINGS PER SHARE

For the three months ended March 31, 2003 and 2002, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling approximately 3,377,210 and 986,000 at March 31, 2003 and 2002, respectively, were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been non-dilutive for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2003 was approximately 14.5%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.1 million and $1.4 million at March 31, 2003 and 2002, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three month periods ended March 31, 2003 and 2002 (in thousands):

                                                                MARCH 31,
                                                        -------------------------
                                                           2003            2002
                                                        ---------       ---------
Balance, beginning of period....................        $ 261,784       $ 333,336
Sales...........................................           23,261          24,913
Collections.....................................          (13,237)        (19,404)
Receivables charged off.........................           (8,192)        (13,570)
Sold notes receivable...........................          (23,614)             --
                                                        ---------       ---------
Balance, end of period..........................        $ 240,002       $ 325,275
                                                        =========       =========

The Company considers accounts over 60 days past due to be delinquent. As of March 31, 2003, $2.9 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $51.4 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2003 and 2002 (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           2003           2002
                                                        ---------      ---------
Balance, beginning of period....................        $  28,547      $  54,744
Provision for credit losses.....................           34,666          5,888
Receivables charged off.........................           (8,192)       (13,570)
Allowance related to notes sold.................           (3,718)            --
                                                        ---------      ---------
Balance, end of period..........................        $  51,303      $  47,062
                                                        =========      =========

During the first quarter of 2003, the Company sold $23.6 million of notes receivable and recognized pre-tax gains of $1.9 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $19.5 million, which was used to pay down borrowings under its revolving loan facilities.

NOTE 6 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2003 and December 31, 2002 (in thousands):

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         2003              2002
                                                                                                      ----------       ------------
$60 million loan agreement, which contains certain financial covenants, due
   August 2003, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available
   under this facility)......................................................................         $       --        $    9,836

$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement, which contains certain financial covenants, due
   August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (additional draws are no longer available under this
   facility).................................................................................             23,349            25,549

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an
   interest rate of LIBOR plus 2.67%.........................................................              7,622             8,536

$56.9 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
   an interest rate of LIBOR plus 3% with a 6% floor.........................................             44,119            46,078

$15.1 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer
   notes receivable pledged as collateral for the note, at an interest rate of 8%............             14,476            14,665

$56.1 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR
   plus 3% with a 6% floor...................................................................             42,855            44,288

$14.9 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer
   notes receivable pledged as collateral for the note, at an interest rate of 8%............             14,275            14,461

$8.1 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest
   rate of Prime plus 3% with a 6% floor.....................................................              6,728             6,493

$2.1 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer
   notes receivable pledged as collateral for the note, at an interest rate of 8%............              2,051             2,078

$38 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest
   rate of Federal Funds plus 2.75% with a 6% floor..........................................             29,952            31,128

$10 million term loan, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes
   receivable pledged as collateral for the note, at an interest rate of 8%..................              8,350             9,465

$10 million inventory loan agreement, which contains certain financial covenants,
   due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.50%.........              9,696             9,936

$10 million inventory loan agreement, which contains certain financial covenants,
   due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%.........              9,375             9,375

Various notes, due from January 2003 through February 2009, collateralized
   by various assets with interest rates ranging from 0.9% to 12.0%..........................              1,916             2,035
                                                                                                      ----------        ----------
          Total notes payable................................................................            214,764           233,923

Capital lease obligations....................................................................              2,180             2,490
                                                                                                      ----------        ----------
          Total notes payable and capital lease obligations..................................            216,944           236,413

6.0% senior subordinated notes, due 2007, interest payable semiannually on April
   1 and October 1, guaranteed by all of the Company's present and future domestic
   restricted subsidiaries...................................................................             28,467            28,467

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October
   1, guaranteed by all of the Company's present and future domestic restricted
   subsidiaries..............................................................................              9,766             9,766

Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's
   present and future domestic restricted subsidiaries.......................................              6,832             7,686
                                                                                                      ----------        ----------
          Total senior subordinated notes....................................................             45,065            45,919
                                                                                                      ----------        ----------

          Total..............................................................................         $  262,009        $  282,332
                                                                                                      ==========        ==========

At March 31, 2003, LIBOR rates were from 1.34% to 1.41%, and the Prime rate was 4.25%. At December 31, 2002, LIBOR rates were from 1.76% to 1.82%, and the Prime rate was 4.25%.

In March 2003, the Company paid off the remaining $8.8 million balance of its $60 million loan agreement, due August 2003, and recognized a $1.3 million gain on early extinguishment of debt.

The Company is not in compliance with certain financial covenants due to the results of the quarter ended March 31, 2003. See Note 3 for a description of these covenant issues.

NOTE 7 - SUBSIDIARY GUARANTEES

As of March 31, 2003, all subsidiaries of the Company, except the SPE, have guaranteed the $45.1 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the three months ended March 31, 2003 and 2002. Combined summarized balance sheet information as of March 31, 2003 for the Guarantor Subsidiaries is as follows (in thousands):

                                                     March 31,
                                                       2003
                                                     ---------
Cash                                                 $       1
                                                     ---------
    Total assets                                     $       1
                                                     =========

Investment by parent (includes equity
  and amounts due to parent)                         $       1
                                                     ---------
    Total liabilities and equity                     $       1
                                                     =========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been going on for several years. Discovery continued in the lawsuit during the period ended March 31, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs and expenses of litigation are being paid by two insurance carries, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

A purported class action was filed against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants, and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiff's request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted from the amended Petition. In their Fourth Amended Petition, the Plaintiffs sought damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also sought rescission of their original purchase contracts with the Company. The Company, Silverleaf Club, and the

 Plaintiffs have agreed to a mediated settlement of Plaintiffs' claims. Under the terms of the settlement, the Company and Silverleaf Club have agreed to pay the Plaintiffs an aggregate sum of $130,000, and the Plaintiffs have agreed to convey their Vacation Intervals back to the Company and have agreed to dismiss the action against the Company and Silverleaf Club with prejudice.

A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the document preparation fee and treble damages on behalf of both the plaintiffs and the alleged class they purport to represent, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company has been vigorously contesting the Plaintiffs' claims and believes that it has meritorious defenses to Plaintiffs' allegations. However, the Company is attempting to settle the Plaintiffs' claims through continuing settlement negotiations. If the matter cannot be settled in a manner acceptable to the Company, the Company will continue to vigorously defend itself against Plaintiffs' claims.

In January 2003, a group of eight related individuals and entities who are holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased for an aggregate purchase price of $3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes are not in default and the Company denies all liability with regard to the alleged claims of these eight claimants. No litigation has been filed against the Company or any of its affiliates by these eight claimants; however, there can be no assurance that these claims will not ultimately result in litigation involving the Company and/or its affiliates. If such litigation is filed, the Company intends to vigorously defend against it. On February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. Neither the Company nor any of its affiliates is presently a party to this litigation; however, there can be no assurance that Deloitte & Touche will not seek to add the Company or certain of its affiliates as parties to the litigation.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of December 31, 2002, Silverleaf Club's related note payable balance was $1.3 million.

NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for stock options using the intrinsic value method. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of said grants, the Company's net loss and net loss per share would have been the following pro-forma amounts:

                                                        MARCH 31,        MARCH 31,
                                                          2003             2002
                                                        ---------        ---------
Net loss, as reported                                   $ (25,821)       $  (2,100)
Stock-based compensation expense recorded
   under the intrinsic value method                             -                -
Pro forma stock-based compensation expense
   Computed under the fair value method                      (110)            (315)
                                                        ---------        ---------
Pro forma net loss                                      $ (25,931)       $  (2,415)
                                                        =========        =========

Net loss per share, basic and diluted
            As reported                                 $   (0.70)       $   (0.16)
            Pro forma                                   $   (0.70)       $   (0.19)

The fair value of the stock options granted during the first quarter of 2003 were $0.32. There were no stock options granted in the first quarter of 2002. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 147.4% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 5.5% to 6.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K for the year ended December 31, 2002.

The Company currently owns and/or operates 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 130,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2003          2002
                                                            ------        ------
As a percentage of total revenues:
            Vacation Interval sales                          72.3%         70.0%
            Sampler sales                                     1.2%          3.1%
                                                            -----         -----
               Total sales                                   73.5%         73.1%

            Interest income                                  22.2%         24.7%
            Management fee income                             1.2%          0.4%
            Other income                                      3.1%          1.8%
                                                            -----         -----
                 Total revenues                             100.0%        100.0%

As a percentage of Vacation Interval sales:
            Cost of Vacation Interval sales                  17.7%         18.8%
            Provision for uncollectible notes               121.4%         20.0%

As a percentage of total sales:
            Sales and marketing                              56.1%         51.2%

As a percentage of total revenues:
            Operating, general and administrative            17.5%         20.9%
            Depreciation and amortization                     3.0%          3.0%

As a percentage of interest income:
            Interest expense and lender fees                 50.3%         67.1%

As a percentage of total revenues:
            Gain on sale of notes receivable                  4.9%          0.0%
            Gain on early extinguishment of debt              3.2%          0.0%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues

Revenues for the quarter ended March 31, 2003 were $39.5 million, representing a $2.6 million or 6.2% decrease from revenues of $42.1 million for the quarter ended March 31, 2002. The decrease is primarily due to reduced sales and interest income.

Vacation Interval sales decreased $882,000 to $28.6 million during the first quarter of 2003, down from $29.4 million in the same period of 2002. For the quarter ended March 31, 2003, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 24.9% to 1,429 from 1,904 in the first quarter of 2002. The average price per interval increased to $11,017 in the first quarter of 2003 versus $10,074 for the first quarter of 2002. Total interval sales for the first quarter of 2003 included 247 biennial intervals (counted as 124 Vacation Intervals) compared to 512 (256 Vacation Intervals) in the first quarter of 2002. During the first quarter of 2003, 1,048 upgrade in-house Vacation Intervals, were sold at an average price of $6,082, compared to 2,186 upgrade in-house Vacation Intervals sold at an average price of $4,693 during the comparable 2002 period. In 2003, the

Company's in-house sales force also sold 763 second Vacation Intervals to existing owners at an average sales price of $8,440, which when combined with upgrade sales was an increase of $2.6 million in in-house sales.

Sampler sales decreased $838,000 to $485,000 for the quarter ended March 31, 2003, compared to $1.3 million for the same period in 2002. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first quarter of 2002 relate to 2000 sales, when the Company had increased operations.

Interest income decreased 15.6% to $8.8 million for the quarter ended March 31, 2003, from $10.4 million for the same period of 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income increased $305,000 to $471,000 for the first quarter of 2003, versus $166,000 for the first quarter of 2002, due to improved operating results at the management clubs in 2003 compared to 2002.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $437,000 to $1.2 million for the first quarter of 2003 compared to $770,000 for the same period of 2002. The increase primarily relates to a $273,000 gain associated with the sale of land located in Las Vegas, Nevada, as well as increased water and utilities income.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 17.7% during the first quarter of 2003 versus 18.8% for the same period of 2002 primarily due to increased sales prices of upgrades in 2003 compared to 2002. Overall, the $478,000 decrease in cost of sales in the first quarter of 2003 compared to the first quarter of 2002 was primarily due to the decrease in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 56.1% for the quarter ended March 31, 2003, from 51.2% for the same period of 2002. The percentage increase resulted from a $544,000 increase of sales and marketing expense from 2002 to 2003 along with a decrease in total sales of $1.7 million from 2002 to 2003. The $544,000 increase in sales and marketing expense is primarily attributable to the development of new upgrade and second-week ownership marketing programs in 2003 that did not exist in 2002. In addition, it appears that jobs and the uncertainty about the global unrest that existed throughout the first quarter of 2003 had a negative impact on touring families willingness to purchase Vacation Intervals, as approximately the same number of sales presentations were made in the first quarter of 2003 as 2002, but 475 fewer Vacation Intervals, a 24.9% reduction, were purchased.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased substantially in the first quarter of 2003 to 121.4% compared to 20.0% for the first quarter of 2002. Management observed that cancellations in the three months ended March 31, 2003 significantly exceeded the amount that would have been expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

- the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

- certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company's class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

- the estimate of cancellations in 7, 8, and 9 years after a sale were increased, resulting in an increase of $1.6 million,

- the estimate of inventory recoveries resulting from cancellations was revised, resulting in an increase of $300,000,

- the ratio of the excess of cancellations in the first quarter over the estimated cancellations for the same period based on the weighted average rate of cancellations divided by the incremental amounts financed for the period 1997 through 2002, was applied to all future estimated cancellations, resulting in an increase of $15.0 million, and

- an estimate was added for current notes with customers who received payment or term concessions that would have been deemed cancellations were it not for the concessions, resulting in an increase of $4.7 million.

The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the quarter ended March 31, 2003. Management will continue its current collection programs and seek new programs to reduce note defaults. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 17.5% for the first quarter of 2003, from 20.9% for the same period of 2002. Overall, operating, general and administrative expense decreased by $1.9 million for the first quarter of 2003, as compared to the same period of 2002. This was partially due to $676,000 of professional fees that were incurred in the first quarter of 2002 associated with the restructuring of the Company. In addition, the Company incurred $1.0 million of audit fees in the first quarter of 2002 related to the completion of the 2000 audit. No such fees were incurred in the first quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues remained constant at 3.0% for the quarter ended March 31, 2003 versus 3.0% for the same quarter of 2002. Overall, depreciation and amortization expense decreased $87,000 for the first quarter of 2003, as compared to 2002, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 50.3% for the first quarter of 2003, from 67.1% for the same period of 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable, decreased senior subordinated notes due to the debt restructuring completed in May 2002, and decreased interest income as described above. Also, the Company's weighted average cost of borrowing decreased to 6.1% in the first quarter of 2003 compared to 6.6% in the first quarter of 2002.

Gain on Sale of Notes Receivable

Gain on sale of notes receivable was $1.9 million for the first quarter of 2003, compared to $0 in the same period of 2002. This gain resulted from the sale of $23.6 million of notes receivable to the SPE in the first quarter of 2003. There were no such sales in the first quarter of 2002.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $1.3 million for the quarter ended March 31, 2003, compared to $0 in the same period of 2002. The gain in 2003 resulted from the early extinguishment of the $8.8 million remaining balance of the Company's $60 million loan agreement, due August 2003. There were no such early extinguishments of debt in the first quarter of 2002.

Loss before Provision for Income Taxes

Loss before provision for income taxes increased to $25.8 million for the quarter ended March 31, 2003, as compared to $2.1 million for the quarter ended March 31, 2002, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of loss before provision for income taxes was 0.1% in the first quarter of 2003, as compared to 0.0% for the first quarter of 2002. The effective income tax rate is the result of the 2002 and 2003 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Loss

Net loss increased to $25.8 million for the quarter ended March 31, 2003, as compared to $2.1 million for the quarter ended March 31, 2002, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL COVENANTS. Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the last twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the quarter ended March 31, 2003 was $25.8 million, compared to a minimum requirement of $1.00 net income. Management has notified its secured lenders that it will not be in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements which would bring the Company back into compliance. As of May 14, 2003, all the secured lenders have verbally agreed to modify the sales and marketing expense ratio covenant. However, the secured lenders have not waived the covenant defaults related to the interest coverage ratio or the minimum net income of $1.00. As of May 14, 2003, none of the lenders have declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company is hopeful that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material and adverse effect on the Company's operations.

SOURCES OF CASH. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2003, the Company's operating activities reflected cash used in operating activities of $1.4 million. During the same period of 2002, the Company's operating activities reflected cash provided by operating activities of $4.7 million. In 2003, the decrease in cash provided by operating activities was primarily the result of increased construction of inventory, decreased payments on notes receivable, and the March 31, 2003 payment of $1.4 million of accrued interest due April 1, 2003.

During the three months ended March 31, 2003, net cash provided by financing activities was $466,000 compared to net cash used in financing activities of $7.7 million in the comparable 2002 period. The increase in cash provided by financing activities was the result of proceeds from sales of notes receivable of $19.5 million in 2003, partially offset by increased payments on borrowings against pledged notes receivable. At March 31, 2003, the Company's revolving credit facilities provided for loans of up to $254.5 million of which approximately $213.9 million of principal and interest related to advances under the credit facilities was outstanding. For the three months ended March 31, 2003, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.1%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the

SPE's lender under the credit agreement has the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. At March 31, 2003, the SPE held notes receivable totaling $123.5 million, with related borrowings of $97.9 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

During the first quarter of 2003, the Company sold $23.6 million of notes receivable and recognized pre-tax gains of $1.9 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $19.5 million, which was used to pay down borrowings under its revolving loan facilities.

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

Due to the restructuring completed in May 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code ("the Code") occurred. As a result, a portion of the Company's NOL is subject to an annual limitation for taxable years beginning after the date of the exchange ("change date"), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit, as described above, the use of the Company's minimum tax credit, if any, as provided in Section 383 of the Code.

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

USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions. However, net cash provided by investing activities for the three months ended March 31, 2003 was $2.6 million compared to net cash used in investing activities of $593,000 during the same period of 2002. The increase in net cash provided by investing activities relates to proceeds from the sale of land held for sale of $2.9 million in 2003, partially offset by a reduction in equipment purchases in 2003. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the three months ended March 31, 2003, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $212.8 million at March 31, 2003, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at March 31, 2003, on the Company's quarterly results of operations would be approximately $532,000 or approximately $0.01 per share.

At March 31, 2003, the carrying value of the Company's notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company's notes receivable are increased or perceived to be above market rates, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.5 million or approximately $0.15 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been going on for several years. Discovery continued in the lawsuit during the period ended March 31, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs and expenses of litigation are being paid by two insurance carries, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

A purported class action was filed against the Company on October 19, 2001 by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants, and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiff's request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted from the amended Petition. In their Fourth Amended Petition, the Plaintiffs sought damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also sought rescission of their original purchase contracts with the Company. The Company, Silverleaf Club, and the Plaintiffs have agreed to a mediated settlement of Plaintiffs' claims. Under the terms of the settlement, the Company and Silverleaf Club have agreed to pay the Plaintiffs an aggregate sum of $130,000, and the Plaintiffs have agreed to convey their Vacation Intervals back to the Company and have agreed to dismiss the action against the Company and Silverleaf Club with prejudice.

A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs allege that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs allege that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and additionally seek a declaratory judgment. The petition asserts Texas class action allegations and seeks recovery of the document preparation fee and treble damages on behalf of both the plaintiffs and the alleged class they purport to represent, and injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company has been vigorously contesting the Plaintiffs' claims and believes that it has meritorious defenses to Plaintiffs' allegations. However, the Company is attempting to settle the Plaintiffs' claims through continuing settlement negotiations. If the matter cannot be settled in a manner acceptable to the Company, the Company will continue to vigorously defend itself against Plaintiffs' claims.

In January 2003, a group of eight related individuals and entities who are holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased for an aggregate purchase price of $3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes are not in default and the Company denies all liability with regard to the alleged claims of these eight claimants. No litigation has been filed against the Company or any of its affiliates by these eight claimants; however, there can be no assurance that these claims will not ultimately result in litigation involving the Company and/or its affiliates. If such litigation is filed, the Company intends to vigorously defend against it. On February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. Neither the Company nor any of its affiliates is presently a party to this litigation; however, there can be no assurance that Deloitte & Touche will not seek to add the Company or certain of its affiliates as parties to the litigation.

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

         99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

------------
(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2003:

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003                           By: /s/ ROBERT E. MEAD
                                                  ------------------
                                                      Robert E. Mead
                                                      Chairman of the Board and
                                                      Chief Executive Officer

Dated: May 15, 2003                           By: /s/ HARRY J. WHITE, JR.
                                                  -----------------------
                                                      Harry J. White, Jr.
                                                      Chief Financial Officer

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

Date: May 15, 2003                   /s/ ROBERT E. MEAD
                                     -----------------------------------------
                                     Robert E. Mead
                                     Chairman and Chief Executive Officer

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (d) presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003                          /s/ HARRY J. WHITE, JR.
                                            ----------------------------------
                                            Harry J. White, Jr.
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