Form 10-K/A
period 2002-12-31
SILVERLEAF RESORTS INC
filed 2003-06-19
CIK 1033032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 (Amendment No. 1)

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

================================================================================

                                 FORM 10-K INDEX

                                                                                                  PAGE
                                                                                                  ----
                                     PART I

Item 1.           Business...................................................................       3

Item 2.           Properties.................................................................      29

Item 3.           Legal Proceedings..........................................................      38

Item 4.           Submission of Matters to a Vote of Security Holders........................      39

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......      39

Item 6.           Selected Financial Data....................................................      41

Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................      43

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.................      54

Item 8.           Financial Statements and Supplementary Data................................      55

Item 9.           Changes In and Disagreements With Accountants on Accounting and
                    Financial Disclosure.....................................................      55

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.........................      56

Item 11.          Executive Compensation.....................................................      58

Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters..............................................      62

Item 13.          Certain Relationships and Related Transactions.............................      63

Item 14.          Controls and Procedures....................................................      64

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........      64

                  Index to Consolidated Financial Statements.................................      F-1

     CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K UNDER ITEMS 1, 2, AND 7, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-K, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS," AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING ITS FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 20 IN PART I, ITEM 1, OF THIS REPORT. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-K AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

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

     We manage the six Managed Drive-to Resorts and the Managed Destination Resort (collectively, the "Managed Existing Resorts") under the terms of long-term management contracts. See "Properties--Description of Timeshare Resorts Owned and Operated by the Company" beginning at page 33.

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

     OPERATIONS

     Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

          -    acquiring and developing timeshare resorts;

          - marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;

          - marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners;

          -    financing the purchase of Vacation Intervals; and

          -    managing timeshare resorts.

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

     Completion of the Exchange Offer was one of the principal elements of the Restructuring Plan. The other principal element involved restructuring all our debt with our senior lenders. On May 2, 2002, we also entered into two-year revolving, three-year term out arrangements for $214 million with our three principal secured lenders. In addition, we amended our $100 million off-balance-sheet credit facility through Silverleaf Finance I, Inc., a wholly-owned special purpose entity ("SPE"). Under these revised credit arrangements, two of the three senior lenders converted $42.1 million of existing debt to a subordinated Tranche B. Tranche A is secured by a first lien on currently pledged notes receivable. Tranche B is secured by a second lien on the notes, a lien on resort assets, an assignment of our management contracts with the Clubs, a portfolio of unpledged receivables currently ineligible for pledge under the existing facility, and a security interest in the stock of SPE. The revised arrangements require that we operate within certain parameters of an agreed business model and satisfy certain financial covenants. See the description of the Amended Credit Facilities on page 18 for a complete description of these covenants. If we comply with the financial covenants and we are able to obtain at least $100 million in additional financing through our SPE, we should have adequate financing to operate for the two-year revolving term of the agreements, which expire on March 31, 2004. At that time, we will be required to replace or renegotiate the revolving arrangements subject to availability.

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

CUSTOMER FINANCING

     We offer financing to buyers of Vacation Intervals at our resorts. These buyers typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes, and this risk is heightened inasmuch as we generally do not verify the credit history of our customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria. There are a number of risks associated with financing customers purchases of Vacation Intervals. For an explanation of these risks, please see "Cautionary Statements" beginning on page 20 of this report.

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

     It is vitally important to our liquidity plan that this credit facility, or another new facility, continue beyond the aforementioned two-year period. In addition, our business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. We will need an expanded facility to reduce the outstanding balances on our non-revolving credit facilities and to finance future sales. Our ability to obtain additional off-balance-sheet financing would be impacted if:

     -    Capital market credit facilities are not available; and

     -    Our customer notes receivable don't meet capital market requirements.

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

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     Our board of directors sets policies with regard to all aspects of our business operations without a vote of security holders. In some instances the power to set certain policies may be delegated by the board of directors to a committee comprised of its members, or to the officers of the Company. As set forth herein under the headings "Customer Financing" and "Description of Certain Indebtedness," we borrow money to finance all of our operations and we make loans to our customers to finance the purchase of our Vacation Intervals.

     We do not:

     - invest in the securities of unaffiliated issuers for the purpose of exercising control;

     -    underwrite securities of other issuers;

     - engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or

     -    offer securities in exchange for property.

     Nor do we propose to engage in any of the above activities. In the past we have from time to time repurchased or otherwise reacquired our own common stock and other securities. In May 2002 we reacquired $56.9 million in principal amount of our 10 1/2% senior subordinated notes in exchange for $28.5 million of our 6% senior subordinated notes and 23.9 million shares of our common stock. See "Debt Restructuring Completed During 2002" on page 4 above. We have no policy or proposed policy with respect to future repurchases or reacquisitions of our common stock or other securities; however, our board of directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

INVESTMENT POLICIES

     Our board of directors also determines all of our policies concerning investments, including the percentage of assets, which we may invest in any one type of investment, and the principles and procedures we will employ in connection with the acquisition of assets. The board of directors both determines our policies with regard to investment matters and may change these policies without a vote of security holders. We do not propose to invest in any investments or activities not related directly or indirectly to (i) the timeshare business, (ii) the acquisition, development, marketing, selling or financing of Vacation Intervals, or (iii) the management of timeshare resorts. We currently have no policies limiting the geographic areas in which we might engage in investments in the timeshare business, or limiting the percentage of our assets invested in any specific timeshare related property. We primarily acquire assets for income and not to hold for possible capital gain.

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

     RCI assigns a rating of "red," "white," or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. Interval International assigns ratings of "red," "yellow," and "green," which are equivalent to RCI's red, white, and blue ratings, respectively. Currently, the Company's composition of red, white, and blue Vacation Intervals is approximately 65%, 19%, and 15%, respectively. At Oak N' Spruce Resort, the composition of red, yellow, and green Vacation Intervals is approximately 63%, 14%, and 23%, respectively. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI and Interval International, which are at the option and expense of the owner of the Vacation Interval, are currently $89 and $79, respectively. Exchange rights with RCI require an additional fee of approximately $139 for domestic exchanges and $179 for foreign exchanges. Exchange rights with Interval International are $121 for domestic exchanges and $149 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, decor, unit supplies, maid service, room availability, and overall ambiance. See "Cautionary Statements" for a description of risks associated with the exchange programs.

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

     The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2001 and 2002 (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      2001        2002
                                                                                      ----        ----
$60 million loan agreement, which contains certain financial covenants, due
  August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under this facility; upon the completion of the debt restructuring described
  in Note 3, maturity was extended to August 2003)..............................    $ 15,969    $  9,836

$70 million loan agreement, capacity reduced by amounts outstanding under the
  $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
  December 31, 2001; additional draws are no longer available under this
  facility).....................................................................      35,614      25,549

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving
  under forbearance at December 31, 2001).......................................       9,468       8,536

$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.00% (revolving under forbearance at December
  31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate of
  8%; both facilities mature March 2007)........................................      71,072      46,078

$15.1 million term loan with an interest rate of 8%, maturing in March 2007)....          --      14,665

$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at December
  31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate of
  8%; both facilities mature March 2007)........................................      69,734      44,288

$14.9 million term loan with an interest rate of 8%, maturing in March 2007)....          --      14,461

$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00% (revolving under forbearance at December
  31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan
  with an interest rate of 8%; both facilities mature March 2007)...............      10,200       6,493

$2.1 million term loan with an interest rate of 8%, maturing in March
  2007).........................................................................          --       2,078

$45 million revolving loan agreement ($55 million as of December 31, 2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus
  2.00% as of December 31, 2001) (revolving under forbearance at December 31,
  2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of Federal
  Funds plus 2.75% with a 6% floor and a $10.0 million term loan with an
  interest rate of 8%; both facilities mature March 2007).......................      54,641      31,128

$10 million term loan with an interest rate of 8%, maturing in March 2007)......          --       9,465

$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest
  rate of LIBOR plus 3.50% (revolving under forbearance at December 31, 2001)...       9,936       9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving under forbearance at December 31,
  2001).........................................................................       9,375       9,375

Various notes, due from January 2002 through November 2009, collateralized by
  various assets with interest rates ranging from 0.9% to 17.0%.................       3,227       2,035
                                                                                    --------    --------
    Total notes payable.........................................................     289,236     233,923

Capital lease obligations.......................................................       5,220       2,490
                                                                                    --------    --------
    Total notes payable and capital lease obligations...........................     294,456     236,413

6.0% senior subordinated notes, due 2007, interest payable semiannually on April
  1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (see debt restructuring described in Note
  3)............................................................................          --      28,467

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at December 31, 2001; see debt restructuring
  described in Note 3)..........................................................      66,700       9,766

Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (see debt restructuring
  described in Note 3)..........................................................          --       7,686
                                                                                    --------    --------
    Total senior subordinated notes.............................................      66,700      45,919
                                                                                    --------    --------
    Total.......................................................................    $361,156    $282,332
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

     The Restructuring Plan had three principal components, each of which had to be implemented in order for the Restructuring Plan to be consummated:

     - the four Amended Senior Credit Facilities with Textron, Sovereign, Heller and CSFB;

     -    the $100 million Amended DZ Bank Facility; and

     -    the Exchange Offer and Solicitation of Consents.

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

BACKGROUND AND PURPOSE OF THE EXCHANGE OFFER

     In February 2001, we disclosed significant liquidity issues, which caused us to violate various financial covenants in our credit facilities with our senior lenders. In negotiations with our senior lenders to restructure our credit facilities and to enable us to continue in business, we determined that our senior lenders would not accept our proposals to make necessary amendments to our credit facilities, unless we were able to (i) substantially reduce our payment obligations to the holders of the Old Notes, (ii) convert a substantial portion of the debt represented by the Old Notes into our common stock, and
(iii) substantially modify the Indenture which secures the Old Notes by the consent of the holders. Therefore, the underlying purpose of the Exchange Offer was to reorganize our capital structure in such a manner as to induce our senior lenders to restructure our credit facilities. Prior to the consummation of the Exchange Offer in May 2002, there were $66.7 million in Old Notes outstanding. The interest rate on the Old Notes is 10 1/2%. Interest is paid on the Old Notes semi-annually on April 1 and October 1 of each year until maturity. The Old Notes mature and all principal and remaining accrued interest are due on April 1, 2008.

     Our senior lenders agreed to amend our credit facilities if at least 80% of the holders of the Old Notes agreed to exchange their Old Notes for a combination of our common stock (i.e., the Exchange Stock) and newly issued subordinated notes (i.e., the Exchange Notes) paying interest at a much lower rate than the Old Notes. As a part of the Exchange Offer, the interest rate payable on the Exchange Notes was set at 6%. Interest on the Exchange Notes is payable on April 1 and October 1 until maturity, which will occur on April 1, 2007. We negotiated all the terms and conditions of the Exchange Offer with an ad hoc committee comprised of the principal holders of the Old Notes.

     After the Exchange Offer, only $9.8 million in Old Notes remained outstanding. On the effective date of the Exchange Offer in May 2002, we issued
23.9 million shares of our common stock and $28.5 million in principal amount of our new 6% Exchange Notes in exchange for the tender to us of $56.9 million in principal amount of our Old Notes. At December 31, 2002, we were current in all our obligations under both the Old Notes and the Exchange Notes.

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

     DEBT SERVICE. The Company will not permit the ratio of (i) EBITDA less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense for such period, for

     -    the fiscal quarter ending June 30, 2002 to be less than 1.1 to 1;

     - the two consecutive fiscal quarters ending September 30, 2002 to be less than 1.1 to 1;

     - the three consecutive fiscal quarters ending December 31, 2002 to be less than 1.1 to 1; and

     - each period of four consecutive fiscal quarters ending on or after March 31, 2003 to be less than 1.25 to 1.

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

CAUTIONARY STATEMENTS

IF OUR ASSUMPTIONS AND ESTIMATES IN OUR BUSINESS MODEL ARE WRONG, WE COULD BE IN DEFAULT UNDER OUR CREDIT AGREEMENTS.

     The financial covenants in our credit facilities are based upon a business model prepared by our management and approved by our banks. We used a number of assumptions and estimates in preparing the business model, including:

     - We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;

     - We assumed that we can obtain approximately $100 million in additional off-balance sheet financing during 2003 and 2004;

     - We assumed that our level of sales and operating profits and costs can be maintained;

     - We assumed that we can significantly reduce the level of defaults on our customer notes receivable; and

     - We assumed that we can raise the prices on our products and services as market conditions allow.

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

CHANGES IN THE TIMESHARE INDUSTRY COULD AFFECT OUR OPERATIONS.

     We operate solely within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

     -    An oversupply of timeshare units,

     -    A reduction in demand for timeshare units,

     -    Changes in travel and vacation patterns,

     -    A decrease in popularity of our resorts with our consumers,

     -    Governmental regulations or taxation of the timeshare industry, and

     -    Negative publicity about the timeshare industry.

CHANGES IN ACCOUNTING PROCEDURES AND STANDARDS COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has proposed an AICPA Statement of Position (the "Proposed SOP") which, if approved, could change the way we account for our sales of Vacation Intervals. The Proposed SOP was released to the public for comments on February 20, 2003. The Proposed SOP:

     - provides criteria for a real estate time-sharing transaction to be recognized as a sale;

     - limits the use of the full accrual method for revenue recognition and provides that, under various conditions, the percentage-of-completion method, cash received method, combined method, or deposit method must be used; and

     - provides further guidance on accounting for various other items such as sales incentives, costs incurred to sell time-shares, cost of sales and time-sharing inventory, credit losses, rental and other operations during the holding periods for inventory, special purpose entities, points systems, vacation clubs, sampler programs and mini-vacations, reloads, upgrades, and payments to owners associations.

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

     Many of the factors that will determine whether or not we generate sufficient earnings before interest, income taxes, depreciation and amortization to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

     -    the number of sales of Vacation Intervals;

     -    the average purchase price per interval;

     -    the number of customer defaults;

     -    our cost of borrowing;

     -    our sales and marketing costs and other operating expenses; and

     -    the continued sale of notes receivable.

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

     Our bank credit agreements may:

     - require a substantial portion of our cash flow to be used to pay interest expense and principal;

     - impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

     - limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

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

WE ARE AT RISK FOR DEFAULTS BY OUR CUSTOMERS.

     We offer financing to the buyers of Vacation Intervals at our resorts. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to us for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

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

WE WILL INCUR COSTS FOR ADDITIONAL DEVELOPMENT AND CONSTRUCTION ACTIVITIES AT OUR EXISTING RESORTS.

     We intend to continue to develop the Existing Resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

     - construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;

     - sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and

     - financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

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

COMMON STOCK COULD BE IMPACTED BY OUR INDEBTEDNESS.

     The level of our indebtedness could negatively impact holders of our Common Stock, because:

     - a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on the Exchange Notes and other indebtedness;

     - our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

     - our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;

     - some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and

     -    increased interest expense will reduce earnings, if any.

WE COULD LOSE CONTROL OVER THE CLUBS.

     Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Resorts on a collective basis. The consolidation of resort operations through the Silverleaf Club permits:

     -    a centralized reservation system for all resorts;

     - substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

     -    centralized management for the entire resort system;

     - centralized legal, accounting, and administrative services for the entire resort system; and

     - uniform implementation of various rules and regulations governing all resorts.

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

EXISTING RESORTS

                                                                             VACATION INTERVALS
                                                  UNITS AT RESORTS               AT RESORTS
                                              ----------------------        ---------------------
                           PRIMARY            INVENTORY                     INVENTORY                  DATE
                           MARKET               AT          PLANNED            AT        PLANNED       SALES
   RESORT/LOCATION         SERVED             12/31/02    EXPANSION(b)      12/31/02    EXPANSION    COMMENCED
   ---------------         ------             --------    ------------      --------    ---------    ---------
DRIVE-TO RESORTS
Holly Lake              Dallas-                 130           --              1,745          --         1982
  Hawkins, TX           Ft. Worth, TX
The Villages            Dallas-                 334           96              4,413       4,992 (h)     1980
  Flint, TX             Ft. Worth, TX
Lake O' The Woods       Dallas-                  64           --                879          --         1987
  Flint, TX             Ft. Worth, TX
Piney Shores            Houston, TX             172          120 (h)          2,252       6,240 (h)     1988
  Conroe, TX
Hill Country            Austin-San              266 (g)      246 (h)          2,646      12,792 (h)     1984
  Canyon Lake, TX       Antonio, TX
Timber Creek            St. Louis,               72           84 (h)          1,377       4,368 (h)     1997
  DeSoto, MO            MO
Fox River               Chicago, IL             186          264 (h)            965      13,728 (h)     1997
  Sheridan, IL
Apple Mountain          Atlanta, GA              60          192 (h)            947       9,984 (h)     1999
  Clarkesville, GA
Treasure Lake           Central PA              145           -- (e)          1,112          -- (e)     1998
  Dubois, PA
Alpine Bay              Central AL               54           -- (e)              8          -- (e)     1998
  Alpine, AL
Beech Mountain Lakes    Eastern PA,              54           -- (e)            140          -- (e)     1998
  Drums, PA               NY
Foxwood Hills           Eastern SC,             114           -- (e)            447          -- (e)     1998
  Westminster, SC         Western GA
Tansi Resort            Nashville-              124           -- (e)            382          -- (e)     1998
  Crossville, TN        Knoxville, TN
Westwind Manor          Dallas-                  37           -- (e)            350          -- (e)     1998
  Bridgeport, TX        Ft. Worth, TX

DESTINATION RESORTS    LOCATIONS
Ozark Mountain          Branson,                136           -- (h)            804          -- (h)     1982
 Kimberling City, MO    MO
Holiday Hills           Branson,                362          426 (h)          2,740      22,124 (h)     1984
   Branson, MO          MO
Oak N' Spruce           Boston, MA              248          216 (h)          1,576      11,232 (h)     1998
  South Lee, MA         New York, NY
Silverleaf's Seaside    Galveston,               84          198 (h)          1,169      10,296 (h)     2000
  Galveston, TX         TX
Hickory Hills           Gulf Coast,              80           -- (e)            169          -- (e)     1998
  Gautier, MS            MS
                                              -----        -----             ------      ------
         Total                                2,722        1,842             24,121      95,756
                                              =====        =====             ======      ======

                                                           VACATION INTERVALS SOLD
                                                -----------------------------------------   AVERAGE
                           PRIMARY                                  IN         PERCENTAGE    SALES
                           MARKET                THROUGH           2002         THROUGH      PRICE      AMENITIES/
   RESORT/LOCATION         SERVED               12/31/02(c)       ONLY(a)       12/31/02    IN 2002    ACTIVITIES(d)
   ---------------         ------               ----------        -------       --------    -------    ------------
DRIVE-TO RESORTS
Holly Lake              Dallas-                    4,755            256           73.2%     $  8,962   B,F,G,H,M,S,T
  Hawkins, TX           Ft. Worth, TX
The Villages            Dallas-                   12,547          1,221           74.0%        9,629   B,F,H,M,S,T
  Flint, TX             Ft. Worth, TX
Lake O' The Woods       Dallas-                    2,321            251           72.5%        8,104   F,M,S,T(f)
  Flint, TX             Ft. Worth, TX
Piney Shores            Houston, TX                6,500            826           74.3%       10,413   B,F,H,M,S,T
  Conroe, TX
Hill Country            Austin-San                10,814            972           80.3%       10,493   H,M,S,T(f)
  Canyon Lake, TX       Antonio, TX
Timber Creek            St. Louis,                 2,367            193           35.1%       11,413   B,F,G,M,S,T
  DeSoto, MO            MO
Fox River               Chicago, IL                8,707          1,719           90.0%        9,925   B,F,G,M,S,T
  Sheridan, IL
Apple Mountain          Atlanta, GA                2,173             27           69.6%       13,409   G,M,S,T
  Clarkesville, GA
Treasure Lake           Central PA                 6,219              7           84.8%          953   G,B,F,S,T,M
  Dubois, PA
Alpine Bay              Central AL                 2,746             --           99.7%           --   G,S,T,M(f)
  Alpine, AL
Beech Mountain Lakes    Eastern PA,                2,614             --           94.9%           --   B,F,S,T
  Drums, PA               NY
Foxwood Hills           Eastern SC,                5,271             --           92.2%           --   G,T,S,M(f)
  Westminster, SC         Western GA
Tansi Resort            Nashville-                 5,890             --           93.9%           --   T,G,F,B,M, S
  Crossville, TN        Knoxville, TN
Westwind Manor          Dallas-                    1,537             --           81.5%           --   G,F,M,S,T
  Bridgeport, TX        Ft. Worth, TX

DESTINATION RESORTS    LOCATIONS
Ozark Mountain          Branson,                   6,044            209           88.3%        9,519   B,F,M,S,T
 Kimberling City, MO    MO
Holiday Hills           Branson,                  15,948          1,197           85.3%        8,678   G,S,T(f)
   Branson, MO          MO
Oak N' Spruce           Boston, MA                11,320          1,269           87.8%       10,553   F,G,M,S,T
  South Lee, MA         New York, NY
Silverleaf's Seaside    Galveston,                 3,199             77           73.2%        8,894   S,T
  Galveston, TX         TX
Hickory Hills           Gulf Coast,                3,911             --           95.9%           --   B,F,G,M,S,T
  Gautier, MS            MS
                                                 -------          -----           ----      --------
         Total                                   114,883          8,224           82.6%     $  9,846
                                                 =======          =====           ====      ========

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

                                                                      AVERAGE SALES PRICE
                                                                        FOR THE YEAR
                                                                        ENDED 12/31/02
                                                UPGRADED VACATION          -- NET OF
               RESORT                             INTERVALS SOLD       EXCHANGED INTERVAL
        ------------------                        --------------       ------------------
Holly Lake.......................                        118                $3,869
The Villages.....................                        616                 5,192
Lake O' The Woods................                        116                 3,779
Piney Shores.....................                        601                 4,951
Hill Country.....................                        977                 5,144
Timber Creek.....................                        263                 4,239
Fox River........................                        393                 4,636
Ozark Mountain...................                        156                 6,240
Holiday Hills....................                      2,422                 5,777
Oak N' Spruce....................                        833                 5,499
Apple Mountain...................                        117                 5,345
Silverleaf's Seaside.............                      1,134                 5,847
                                                       -----
                                                       7,746
                                                       =====

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

(b) Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2002:

                                 LAND-USE     LAND-USE      LAND-USE
                                  PROCESS     PROCESS        PROCESS        CURRENTLY IN
                                NOT STARTED   PENDING       COMPLETE        CONSTRUCTION         TOTAL
                                -----------   -------       --------        ------------         -----
The Villages..........               --          --             96               --                96
Piney Shores..........               --          --            120               --               120
Hill Country..........               --          --            246               --               246
Timber Creek..........               --          --             84               --                84
Fox River.............               --          --            252               12               264
Holiday Hills.........               --          --            414               12               426
Oak N' Spruce.........               --         192             --               24               216
Apple Mountain........              126          --             48               18               192
Silverleaf's Seaside..               --          --            198               --               198
                                    ---         ---          -----               --             -----
                                    126         192          1,458               66             1,842
                                    ===         ===          =====               ==             =====

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

     BONUS TIME PROGRAM. Silverleaf Club's Bonus Time Program offers Silverleaf Club members a benefit not typically enjoyed by many other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time Program allows all Silverleaf Club members, who are current on their dues and installment payments, to use vacant units for up to three nights at a time at any of our owned resorts. Sunday through Thursday night stays are currently without charge, while Friday through Saturday stays presently cost $39.95 per night payable to Silverleaf Club. The Bonus Time Program is limited based on the availability of units. Availability is created when a Silverleaf Owner does not use his or her owned week. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations. Owners of unused intervals that are utilized by the Bonus Time Program are not compensated other than by their participation in the Bonus Time Program.

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

                                                   HIGH        LOW
                                                 --------    -------
Year Ended December 31, 2000:
First Quarter..............................      $   7.19    $  4.00
Second Quarter.............................          4.94       2.69
Third Quarter..............................          4.06       2.69
Fourth Quarter.............................          3.88       2.50

Year Ended December 31, 2001:
First Quarter..............................      $   3.88    $   .89
Second Quarter.............................          1.01        .35
Third Quarter..............................           .65        .22
Fourth Quarter.............................           .30        .06

Year Ended December 31, 2002:
First Quarter..............................      $    .39    $   .07
Second Quarter.............................           .52        .19
Third Quarter..............................           .45        .27
Fourth Quarter.............................           .40        .45

     The Company's Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The suspension and subsequent delisting of the Company's Common Stock by the NYSE was caused by a drop in the per share trading value of the Company's stock on the NYSE that began in March 2001. This drop in per share trading value has persisted and the Company ceased to meet NYSE listing criteria when its total market capitalization remained below $15 million and its minimum share price remained below $1 over a 30 trading-day period. Since being delisted by the NYSE, the Company's Common Stock has been quoted since then on the Electronic Quotation Service of Pink Sheets LLC under the symbol "SVLF." Because of the various uncertainties related to the Company's future prospects, it is unlikely that an active public trading market will develop for the Common Stock in the foreseeable future and the Common Stock is expected to remain illiquid or experience significant price and volume volatility. As a part of the May 2, 2002 Exchange Offer, the Company agreed to use its reasonable efforts to obtain a listing of the Common Stock on the OTC Bulletin Board. However, the OTC Bulletin Board is being phased out in late 2003 in favor of a new market to be known as the "BBX." The BBX will be a listed marketplace operated by The Nasdaq Stock Market, Inc., with qualitative listing standards but with no minimum share price, income, or asset requirements. The qualitative listing standards will include public interest standards, standards requiring a minimum public float, a minimum level of public ownership, and adherence to minimum corporate governance standards. The Company intends to apply for listing on the BBX when it becomes operational; however, there can be no assurance that the Company will be able to either meet or remain in compliance with the qualitative listing standards imposed by the BBX.

     As of December 31, 2002, the Company believes that there were approximately 2,000 holders of its Common Stock, which is the only class of the Company's equity securities outstanding.

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

                                           NUMBER OF SECURITIES TO BE                           NUMBER OF SECURITIES REMAINING
                                             ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                              OUTSTANDING OPTIONS          EXERCISE PRICE OF      UNDER STOCK OPTIONS PLANS
                                                (IN MILLIONS)             OUTSTANDING OPTIONS            (IN MILLIONS)
                                           --------------------------     -------------------   ------------------------------
Equity Compensation Plans:

Approved by security holders...........              1.4                         $9.76                         2.4
Not approved by security holders......                --                            --                          --
                                                     ---                         -----                         ---
  Total................................              1.4                         $9.76                         2.4

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

                                                                                YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   1998             1999              2000             2001            2002
                                               -----------      -----------       -----------      -----------     -----------
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales..................    $   134,413      $   192,767       $   234,781      $   139,359     $   122,805
  Sampler sales............................          1,356            1,665             3,574            3,904           3,634
                                               -----------      -----------       -----------      -----------     -----------
    Total sales............................        135,769          194,432           238,355          143,263         126,439

  Interest income..........................         16,885           28,271            37,807           41,220          37,537
  Management fee income....................          2,540            2,811               462            2,516           1,920
  Other income.............................          3,214            4,929             4,912            4,334           4,644
                                               -----------      -----------       -----------      -----------     -----------
    Total revenues.........................        158,408          230,443           281,536          191,333         170,540
                                               -----------      -----------       -----------      -----------     -----------

Costs and Operating Expenses:
  Cost of Vacation Interval sales..........         19,841           30,576            59,169           27,377          23,123
  Sales and marketing......................         66,581          101,823           125,456           78,597          66,384
  Provision for uncollectible notes........         16,205           19,441           108,751           30,311          24,562
  Operating, general and administrative....         17,187           27,263            36,879           35,435          32,547
  Depreciation and amortization............          3,442            5,692             7,537            6,463           5,184
  Interest expense and lender fees.........          6,961           16,847            32,750           35,016          22,193
  Impairment loss of long-lived assets.....             --               --             6,320            5,442              --
  Write-off of affiliate receivable........             --               --             7,499               --              --
                                               -----------      -----------       -----------      -----------     -----------
    Total costs and operating expenses.....        130,217          201,642           384,361          218,641         173,993
                                               -----------      -----------       -----------      -----------     -----------

Other income:
  Gain on sale of notes receivable.........             --               --             4,299               --           6,838
  Gain on early extinguishment of debt.....             --               --             3,455               --          17,885
                                               -----------      -----------       -----------      -----------     -----------
    Total other income.....................             --               --             7,754              --           24,723
                                               -----------      -----------       -----------      -----------     -----------

Income (loss) before provision (benefit) for
  income taxes......................                28,191           28,801           (95,071)         (27,308)         21,270
Provision (benefit) for income taxes.......         10,810           11,090           (35,191)             (99)         (1,523)
                                               -----------      -----------       -----------      -----------     -----------

Net income (loss)..........................    $    17,381      $    17,711       $   (59,880)     $   (27,209)    $    22,793
                                               ===========      ===========       ===========      ===========     ===========
Net income (loss) per share-- Basic and
Diluted (a)................................    $      1.38      $      1.37       $     (4.65)     $     (2.11)    $      0.79
                                               ===========      ===========       ===========      ===========     ===========
Weighted average number of shares
  outstanding -- Basic.....................     12,633,751       12,889,417        12,889,417       12,889,417      28,825,882
                                               ===========      ===========       ===========      ===========     ===========
Weighted average number of shares
  outstanding -- Diluted...................     12,682,982       12,890,044        12,889,417       12,889,417      28,825,882
                                               ===========      ===========       ===========      ===========     ===========

                                                                                 DECEMBER 31,
                                                        ------------------------------------------------------------
                                                          1998         1999         2000         2001         2002
                                                        --------     --------     --------     --------     --------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents ......................      $ 11,355     $  4,814     $  6,800     $  6,204     $  1,153
  Notes receivable, net of allowance
    for uncollectible notes ......................       171,535      282,290      263,792      278,592      233,237
  Amounts due from affiliates ....................         4,115        6,596          671        2,234          750
  Inventories ....................................        71,866      112,613      105,023      105,275      102,505
  Total assets ...................................       311,895      477,942      467,614      458,100      398,245
  Amounts due to affiliates ......................            --           --        3,285          565        2,221
  Notes payable and capital lease obligations ....        57,752      194,468      270,597      294,456      236,413
  Senior subordinated notes ......................        75,000       75,000       66,700       66,700       45,919
  Total liabilities ..............................       171,590      319,926      369,478      387,173      296,626
  Shareholders' equity ...........................       140,305      158,016       98,136       70,927      101,619

CASH FLOWS DATA:
  Net cash used in operating activities                 $ 99,512     $120,971     $125,494     $ 23,985     $ 11,592

                                                                               DECEMBER 31,
                                                     -------------------------------------------------------------
                                                       1998         1999         2000          2001         2002
                                                     --------     --------     --------      --------     --------
                                                                         (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA (b) ...................................     $ 38,594     $ 51,340     $(54,784)     $ 14,171     $ 48,647
OTHER OPERATING DATA:
  Number of Existing Resorts at period end .....           18           18           19            19           19
  Number of Vacation Intervals sold (excluding
    Upgrades)(c) ...............................       13,046       15,996       16,216         9,741        8,224
  Number of in house Vacation Intervals sold ...        6,817       11,400       16,112        10,576        7,746
  Number of Vacation Intervals in inventory ....       14,453       17,073       15,554        20,913       24,121
  Average price of Vacation Intervals sold
    (excluding Upgrades)(c)(d) .................     $  8,042     $  8,901     $  9,768      $  9,688     $  9,846
  Average price of upgraded Vacation Intervals
    sold (net of exchanged interval) ...........     $  4,396     $  4,420     $  4,741      $  4,254     $  5,401

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

                                                          YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                           1998         1999         2000          2001           2002
                                         --------     --------     --------      --------      --------
                                                           (DOLLARS IN THOUSANDS)
Net income (loss) ..................     $ 17,381     $ 17,711     $(59,880)     $(27,209)     $ 22,793
Depreciation and amortization ......        3,442        5,692        7,537         6,463         5,184
Interest expense and lender fees ...        6,961       16,847       32,750        35,016        22,193
Provision (benefit) for income taxes       10,810       11,090      (35,191)          (99)       (1,523)
                                         --------     --------     --------      --------      --------
EBITDA .............................     $ 38,594     $ 51,340     $(54,784)     $ 14,171      $ 48,647
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

LIQUIDITY AND CAPITAL RESOURCES

     Since February 2001, when the Company disclosed significant liquidity issues arising primarily from the failure to close a credit facility with its largest secured creditor, management and its financial advisors have been attempting to develop and implement a plan to return the Company to sound financial condition. Before the Exchange Offer was closed on May 2, 2002, the Company remained in default under its agreements with its three principal secured lenders, but such lenders agreed to forbear taking any action as a result of the Company's defaults and continue funding so long as the Company complied with short-term secured financing arrangements with these lenders. Such short-term arrangements allowed the Company to operate at reduced sales levels as compared to original plans and prior years. With the exception of the Company's inability to pay interest due on its senior subordinated notes, these short-term arrangements were adequate to keep the Company's unsecured creditors current on amounts owed.

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

     It is vitally important to the Company's liquidity plan that the SPE continue beyond the aforementioned two-year period. In addition, the Company's business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. The Company will need an expanded facility to reduce the outstanding balances on the Company's non-revolving credit facilities and to finance future sales. The Company's ability to obtain additional off-balance-sheet financing would be impacted if:

     -    Capital market credit facilities are not available; and

     - The Company's customer notes receivable portfolio doesn't meet capital market requirements.

     The Company believes that the expanded facilities necessary in 2003 and 2004 will require enhanced eligibility requirements for customer notes receivable. The Company has implemented revised sales and marketing practices that the Company believes will result in higher quality notes receivable by 2003 and 2004. These revised sales and marketing practices require minimum credit scores for most upgrading customers, require purchasers to have a major credit card, require purchasers to have minimum family incomes determined geographically, and further reduce the number of leads with credit scores below certain thresholds from the telemarketing database. Company management does not believe these changes will negatively impact the volume of Vacation Interval sales. If the quality of the notes receivable portfolio does not improve significantly by 2003, it is unlikely that the Company will be able to secure additional off-balance-sheet facilities. In this case, the Company will attempt to secure additional secured credit facilities.

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

     Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement has the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. During 2000, the Company sold $74.0 million of notes receivable to the SPE, which the Company services for a fee. In conjunction with these sales, the Company received cash consideration of $62.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2001, the Company made no sales of notes receivable to the SPE. During 2002, the Company sold $83.4 million of notes receivable to the SPE, which the Company services for a fee. In conjunction with these sales, the Company received cash consideration of $68.9 million, which was used to pay down borrowings under its revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose. Fees received by the Company for servicing sold notes are calculated based on 1% of eligible notes held by the facility. Such fees were $81,000, $613,000, and $547,000 for the years ended December 31, 2000, 2001, and
2002, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                   2000       2001       2002
                                                   ----       ----       ----
As a percentage of total revenues:
  Vacation Interval sales .................        83.4%      72.8%      72.0%
  Sampler sales ...........................         1.3        2.1        2.1
                                                  -----      -----      -----
          Total sales .....................        84.7       74.9       74.1
  Interest income .........................        13.4       21.5       22.0
  Management fee income ...................         0.2        1.3        1.1
  Other income ............................         1.7        2.3        2.8
                                                  -----      -----      -----
          Total revenues ..................       100.0%     100.0%     100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales .........        25.2%      19.6%      18.8%
  Provision for uncollectible notes .......        46.3       21.8       20.0
As a percentage of total sales:
  Sales and marketing .....................        52.6%      54.9%      52.5%
As a percentage of total revenues:
  Operating, general and administrative ...        13.1%      18.5%      19.1%
  Depreciation and amortization ...........         2.7        3.4        3.0
  Impairment loss of long-lived assets ....         2.2        2.8         --
  Write-off of affiliate receivable .......         2.7         --         --
  Total costs and operating expenses ......       136.5%     114.3%     102.0%
As a percentage of interest income:
  Interest expense and lender fees ........        86.6%      84.9%      59.1%
As a percentage of total revenues:
  Gain on sale of notes receivable ........         1.5         --        4.0
  Gain on early extinguishment of debt ....         1.2         --       10.5

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31,
2001

Revenues

     Revenues in 2002 were $170.5 million, representing a $20.8 million, or 10.9%, decrease compared to revenues of $191.3 million for the year ended December 31, 2001. This decrease primarily relates to decreases in Vacation Interval sales and interest income discussed below.

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

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues increased to 19.1% in 2002 from 18.5% in 2001 due to the decrease in Vacation Interval sales. Overall, operating, general and administrative expense decreased by $2.9 million for the year ended December 31, 2002, as compared to 2001. This was due primarily to (i) $4.0 million of financial consulting and legal fees incurred in 2001 associated with the restructuring of the Company's debt, and (ii) $1.2 million in auditing fees incurred in 2001. In comparison, in 2002 the Company incurred $2.0 million of professional fees associated with the restructuring of the Company's debt and $1.0 million in audit fees related to completion of the 2000 audit. In addition, the Company substantially reduced its corporate headcount in 2001 as part of the Company's downsizing efforts to align overhead with the reduced sales levels.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues decreased to 3.0% in 2002 from 3.4% in 2001. Overall, depreciation and amortization expense decreased $1.3 million for the year ended December 31, 2002, as compared to 2001, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in 2001 and a general reduction in capital expenditures since 2000.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31,
2000

Revenues

     Revenues in 2001 were $191.3 million, representing a $90.2 million, or 32.0%, decrease compared to revenues of $281.5 million for the year ended December 31, 2000. In February 2001, the Company failed to secure a new credit facility with its largest secured creditor, which created significant liquidity concerns. In addition, the Company's three primary secured lenders have only provided the Company sufficient secured financing to sell at rates substantially reduced from 1999 and 2000 levels.

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

Operating, General and Administrative

     The Company substantially reduced its employee headcount in 2001 to align its salary expense with its reduced sales levels. However, total operating, general and administrative expenses as a percentage of total revenues increased to 18.5% in 2001 from 13.1% in 2000. Even though certain operating, general and administrative expenses were reduced as part of the Company's downsizing efforts in 2001, total operating, general and administrative expense only decreased by $1.4 million for the year ended December 31, 2001, as compared to 2000. This was due primarily to (i) $4.0 million of financial consulting and legal fees incurred in 2001 associated with the restructuring of the Company's debt, and
(ii) $1.2 million in auditing fees incurred in 2001.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues increased to 3.4% in 2001 from 2.7% in 2000, due to the decrease in revenues. Overall, depreciation and amortization expense decreased $1.1 million for the year ended December 31, 2001, as compared to 2000, primarily due to the write-off of $1.3 million of fixed assets previously used in the sales and marketing functions in the first quarter of 2001 and a general reduction in capital expenditures in 2001.

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
                                                           ========

     The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2002 (in thousands):

                                                              CAPITAL      OPERATING
                                                              LEASES        LEASES
                                                             --------     ----------
2003...............................................          $ 1,389      $  1,977
2004...............................................            1,196         1,659
2005...............................................              238         1,542
2006...............................................                3         1,410
2007...............................................               --         1,287
Thereafter.........................................               --         2,015
                                                             -------      --------
Total minimum future lease payments................            2,826      $  9,890
                                                                          ========
Less amounts representing interest.................             (336)
                                                             -------
Present value of future minimum lease payments.....          $ 2,490
                                                             =======

     At December 31, 2002, the Company's only purchase obligations were construction commitments of approximately $6.3 million, all of which will be paid in 2003.

     At December 31, 2002, the Company had no other long-term liabilities aside from those mentioned in the above discussion concerning future cash payments.

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

     At December 31, 2002, the carrying value of the Company's notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company's notes receivable are increased or perceived to be above market rates, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $6.0 million or approximately $0.21 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 19, 2002, we dismissed Deloitte & Touche LLP ("Deloitte") as our independent auditors. Deloitte's dismissal was recommended by our Audit Committee and approved by our Board of Directors. Effective June 19, 2002, we appointed BDO Seidman LLP ("BDO") to serve as our new independent auditors.

     Deloitte's report on our consolidated financial statements for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Deloitte's report on our consolidated financial statements for the year ended December 31, 2000 contained a disclaimer of opinion because of the possible material effects of the uncertainty related to our difficulties in meeting our loan agreement covenants and financing needs, our losses from operations, and our negative cash flows from operating activities, which raise substantial doubt about our ability to continue as a going concern.

     In connection with our audits for the years ended December 31, 1999 and 2000 and subsequently through the date of Deloitte's dismissal, we had no disagreements with Deloitte on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its report on our consolidated financial statements.

    Deloitte advised us in a letter dated March 12, 2002 to our Board of Directors that, in connection with Deloitte's audit of our consolidated financial statements for the year ended December 31, 2000, Deloitte had noted certain matters involving our internal controls and our operations that Deloitte considered to be reportable conditions and a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the auditor's attention relating to significant deficiencies in the design or operation of an entity's internal control that, in the auditor's judgment, could adversely affect the entity's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

--------------------
     *resigned as a director effective May 15, 2002

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

         J. RICHARD BUDD, III, was elected as a director of the Company in May 2002 following his nomination by an ad hoc committee of noteholders pursuant to the terms of the Exchange Offer. Since January 2001, Mr. Budd has been a partner in the restructuring advisory firm of Marotta Gund Budd & Dzera, LLC. From 1998 until 2001, Mr. Budd served as an independent advisor to troubled companies and to creditors of troubled companies. From 1996 to 1998 Mr. Budd was Senior Vice President of Metallurg, Inc., an international specialty metals producer. Mr. Budd is also a director of APW, Ltd.

         HERBERT B. HIRSCH, was elected as a director of the Company in May 2002 under the terms of the Exchange Offer. From 1988 to January 2002, Mr. Hirsch served as Senior Vice President and Chief Financial Officer of Mego Financial Corp., a developer and operator of timeshare resort properties.

         R. JANET WHITMORE, was elected a director of the Company in May 2002 following her nomination by an ad hoc committee of noteholders pursuant to the terms of the Exchange Offer. Ms. Whitmore has provided consulting services to Divi Resorts, a resort and timeshare sales and marketing company in the Caribbean, since 2000. From 1976 to 2000, Ms. Whitmore was employed by Mobil Corporation in various engineering and financial positions, including Controller of Global Petrochemicals and Chief Financial Analyst. Ms. Whitmore is the sister of Bradford T. Whitmore, a principal of Grace and Grace Investments, a major shareholder of the Company. See footnote "n" to the table under the heading "Security Ownership of Certain Beneficial Owners and Management" commencing on page 62 hereof.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual base salary and other annual compensation earned in 2000, 2001, and 2002 by the Company's Chief Executive Officer and each of the other four most highly-compensated executive officers whose cash compensation (salary and bonus) exceeded $100,000 (the "Named Executive Officers").

                                                                                         LONG-TERM
                                                  ANNUAL COMPENSATION ($)               COMPENSATION
                                                  -----------------------               ------------
                                                                       OTHER           # OF SECURITIES
   NAME AND PRINCIPAL                                                  ANNUAL            UNDERLYING
      POSITION                YEAR     SALARY (a)       BONUS       COMPENSATION (b)    OPTIONS/SARs
      -------                 ----     ----------       -----       ----------------    ------------
Robert E. Mead, .........     2000     $  499,857             --             --                --
  Chief Executive Officer     2001     $  500,000             --             --                --
                              2002     $  500,000             --             --                --

Sharon K. Brayfield, ....     2000     $  435,000     $   74,729             --            20,000
  President                   2001     $  435,000     $    6,525             --                --
                              2002     $  435,000             --             --                --

David T. O'Connor, ......     2000             --     $  101,916     $1,016,895                --
  Executive Vice              2001             --     $   40,940     $  722,874                --
  President - Sales           2002             --     $   23,351     $  677,332                --

Harry J. White, Jr ......     2000     $  220,000     $   22,994             --            10,000
  Chief Financial             2001     $  225,000             --             --                --
  Officer and Treasurer       2002     $  250,000     $   50,000             --                --

Edward L. Lahart ........     2000     $   90,000     $   57,889             --            10,000
  Executive Vice              2001     $  100,000     $   55,862             --                --
  President - Operations      2002     $  143,959     $   65,219             --                --

---------

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

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

     Effective January 1, 2000, Mr. Mead entered into a three-year employment agreement with the Company, which provides for an annual base salary of $500,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time. The employment agreement expired on January 1, 2003, and Mr. Mead has continued to be employed under the same terms.

     Effective April 15, 2002, Ms. Brayfield entered into a two-year employment agreement with the Company, which provides for an annual base salary of $435,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time.

     Effective January 1, 2000, Mr. O'Connor entered into a three-year employment agreement with the Company, which, as amended, provides for base compensation payable equal to five-tenths percent (0.5%) of the Company's net sales from outside sales and six-tenths percent (0.6%) of the Company's net sales from in-house sales, plus incentive bonuses based upon performance, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time. The employment agreement expired on January 1, 2003, and Mr. O'Connor has continued to be employed under the same terms.

     Effective June 29, 1998, Mr. White entered into an employment agreement with the Company, which provides for an annual base salary, currently $250,000, a company vehicle, and other fringe benefits such as health insurance, vacation, and sick leave as determined by the Board of Directors of the Company from time to time. The agreement provides for severance pay equal to six months of Mr. White's then current salary if his services are terminated at any time for a reason other than good cause.

     The agreements with Ms. Brayfield and Messrs. Mead and O'Connor also provide that for a period of two years following the termination of his or her services with the Company, he or she will not engage in or carry on, directly or indirectly, either for himself or herself or as a member of a partnership or other entity or as a stockholder, investor, officer or director of a corporation or as an employee, agent, associate, or contractor of any person, partnership, corporation, or other entity, any business in competition with the business of the Company or its affiliates in any county of any state of the United States in which the Company or its affiliates conduct such business or market the products of such business immediately prior to the effective date of termination. Each of the agreements also provides that such employees will not (i) influence any employee or independent contractor to terminate its relationship with the Company or (ii) disclose any confidential information of the Company at any time.

EMPLOYEE BENEFIT PLANS

1997 Stock Option Plan

     The Company adopted the 1997 Stock Option Plan (the "1997 Plan") in May 1997 to attract and retain directors, officers, and key employees of the Company. The 1997 Plan was amended by the Company's shareholders at the 1998 Annual Meeting of Shareholders to increase the number of options which may be granted under the 1997 Plan to 1,600,000 and to modify the number of outside directors who, as members of the Compensation Committee, may administer the 1997 Plan. The following is a summary of the provisions of the 1997 Plan. This summary does not purport to be a complete statement of the provisions of the 1997 Plan and is qualified in its entirety by the full text of the 1997 Plan.

     The purpose of the 1997 Plan is to afford certain of the Company's directors, officers and key employees and the directors, officers and key employees of any subsidiary corporation or parent corporation of the Company who are responsible for the continued growth of the Company, an opportunity to acquire a proprietary interest in the Company, and thus to create in such directors, officers and key employees an increased interest in and a greater concern for the welfare of the Company. The Company, by means of the 1997 Plan, seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions. The 1997 Plan provides for the award to directors, officers, and key employees of nonqualified stock options and provides for the grant to salaried key employees of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has filed a Registration Statement to register such shares.

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

     The 1997 Plan may either be administered by the Compensation Committee or the Board of Directors which selects the individuals to whom options are to be granted and determines the number of shares granted to each optionee. For the period ending December 31, 2002, the Compensation Committee and the Board of Directors made all decisions concerning administration of the 1997 Plan. See "Executive Compensation -- Report of Compensation Committee."

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

     An option shall terminate upon termination of the directorship, office or employment of an optionee with the Company or its subsidiary, except that if an optionee dies while serving as a director or officer or while in the employ of the Company or one of its subsidiaries, the optionee's estate may exercise the unexercised portion of the option. If the directorship, office or employment of an optionee is terminated by reason of the optionee's retirement, disability, or dismissal other than "for cause" while such optionee is entitled to exercise all or any portion of an option, the optionee shall have the right to exercise the option, to the extent not theretofore exercised, at any time up to and including
(i) three months after the date of such termination of directorship, office or employment in the case of termination by reason of retirement or dismissal other than for cause and (ii) one year after the date of termination of directorship, office, or employment in the case of termination by reason of disability. If an optionee voluntarily terminates his directorship, office or employment, or is discharged for cause, any option granted shall, unless otherwise specified by the Compensation Committee pursuant to the terms and condition of the grant of the option, forthwith terminate with respect to any unexercised portion thereof. All terminated options shall be returned to the 1997 Plan and shall be available for future grants to other optionees.

     The 1997 Plan will terminate on May 15, 2007 (the "Termination Date"), the tenth anniversary of the day the 1997 Plan was adopted by the Board of Directors of the Company and approved by its shareholders. Any options granted prior to the Termination Date and which remain unexercised may extend beyond that date in accordance with the terms of the grant thereof.

     Under the 1997 Plan, the Board of Directors of the Company reserves the right to exercise the powers and functions of the Compensation Committee. Also, the Board of Directors reserves the right to amend the 1997 Plan at any time; however, the Board of Directors may not, without the approval of the shareholders of the Company (i) increase the total number of shares reserved for options under the 1997 Plan (other than for certain changes in the capital structure of the Company), (ii) reduce the required exercise price of any incentive stock options, or (iii) modify the provisions of the 1997 Plan regarding eligibility.

2002 STOCK OPTION PLAN

     On July 30, 2002, the Compensation Committee of the Board of Directors adopted the Silverleaf Resorts, Inc. 2002 Stock Option Plan (the "2002 Plan"), subject to shareholder approval at the 2003 Annual Meeting of Shareholders. The purpose of the 2002 Plan is to afford certain of the Company's directors, officers and key employees, and the directors, officers and key employees of any subsidiary corporation or parent corporation of the Company who are responsible for the continued growth of the Company, an opportunity to acquire a proprietary interest in the Company, and thus to create in such directors, officers and key employees an increased interest in and a greater concern for the welfare of the Company. The Company, by means of the 2002 Plan, seeks to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions. The Company currently has five directors; sixteen officers, including Mr. Mead, who are each deemed an executive officer of the Company; and approximately thirty other key employees who may be eligible to receive options granted under the 2002 Plan. The number of each group could significantly vary over time.

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

     The 2002 Plan may either be administered by the Compensation Committee or the Board of Directors which selects the individuals to whom options are to be granted and determines the number of shares granted to each optionee. For the period ending December 31, 2002, the Compensation Committee and the Board of Directors made all decisions concerning administration of the 2002 Plan.

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

     An option shall terminate upon termination of the directorship, office or employment of an optionee with the Company or its subsidiary, except that if an optionee dies while serving as a director or officer or while in the employ of the Company or one of its subsidiaries, the optionee's estate may exercise the unexercised portion of the option. If the directorship, office or employment of an optionee is terminated by reason of the optionee's retirement, disability, or dismissal other than "for cause" while such optionee is entitled to exercise all or any portion of an option, the optionee shall have the right to exercise the option, to the extent not theretofore exercised, at any time up to and including
(i) three months after the date of such termination of directorship, office or employment in the case of termination by reason of retirement or dismissal other than for cause and (ii) one year after the date of termination of directorship, office, or employment in the case of termination by reason of disability. If an optionee voluntarily terminates his directorship, office or employment, or is discharged for cause, any option granted shall, unless otherwise specified by the Compensation Committee pursuant to the terms and condition of the grant of the option, forthwith terminate with respect to any unexercised portion thereof. All terminated options shall be returned to the 2002 Plan and shall be available for future grants to other optionees. An option shall also terminate upon a "change of control" of the Company. A change of control would occur upon the sale of all or substantially all of the assets of the Company or upon any merger, consolidation or similar transaction in which the Company is not the surviving corporation. Upon a change of control, the Company shall pay to each optionee an amount equal to the difference between the fair market price per share on the date immediately prior to the change of control and the exercise price.

     If the 2002 Plan is approved by the shareholders at the 2003 Annual Meeting, the 2002 Plan will terminate on July 30, 2012 (the "Termination Date"), the tenth anniversary of the day the 2002 Plan was adopted by the Compensation Committee of the Board of Directors of the Company. Any options granted prior to the Termination Date and which remain unexercised may extend beyond that date in accordance with the terms of the grant thereof. However, if the 2002 Plan is not approved by the Company's shareholders before July 30, 2003, the 2002 Plan will terminate.

     Under the 2002 Plan, the Board of Directors of the Company reserves the right to exercise the powers and functions of the Compensation Committee. Also, the Board of Directors reserves the right to amend the 2002 Plan at any time; however, the Board of Directors may not, without the approval of the shareholders of the Company (i) increase the total number of shares reserved for options under the 2002 Plan (other than for certain changes in the capital structure of the Company), (ii) reduce the required exercise price of any incentive stock options, or (iii) modify the provisions of the 2002 Plan regarding eligibility.

Federal Tax Rules Applicable to 1997 Plan and 2002 Plan

     The following are the federal tax rules generally applicable to options granted under the 1997 Plan and the 2002 Plan. The grant of a stock option will not be a taxable event for the participant nor a tax deduction for the Company. The participant will have no taxable income upon exercising an incentive stock option within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (except that the alternative minimum tax may apply). Upon exercising a stock option that is not an incentive option, the participant must recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the stock on the exercise date and the Company receives a tax deduction equal to the amount of ordinary income recognized by the participant. The tax treatment upon disposition of shares of the Company's Common Stock acquired under the 1997 Plan or the 2002 Plan through the exercise of a stock option will depend on how long such shares have been held, and on whether or not such shares were acquired by exercising an incentive stock option.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

     No options were granted under the 1997 Plan or the 2002 Plan during the year ended December 31, 2002 to any of the Named Executive Officers. No options were exercised during 2002 by any of the Named Executive Officers.

Options Exercises and Year-End Value Table.

                                                               NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE-
                              SHARES                              OPTIONS/SARs AT             MONEY OPTIONS/SARs AT FISCAL
                            ACQUIRED ON                        FISCAL YEAR-END(#)(a)                 YEAR-END($)(a)
                             EXERCISE        VALUE              --------------------          ----------------------------
       NAME                     (#)        REALIZED($)      EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
------------------         ------------    -----------      -----------    -------------      ------------   -------------
Robert E. Mead........          --             --                  --              --              --              --
Sharon K. Brayfield...          --             --             153,750          16,250              --              --
David T. O'Connor.....          --             --             337,500          12,500              --              --
Harry J. White, Jr....          --             --              62,500           7,500              --              --
Edward L. Lahart                --             --              33,750           6,250              --              --

----------

(a) The Unexercised Options of the Named Executive Officers were not in-the-money at fiscal year end; therefore, the options had no value as of December 31, 2002.

     Section 162(m) Limitation. In general, under Section 162(m) of the Code, income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for certain executive officers exceeds $1 million (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based compensation" established by an independent compensation committee, which is adequately disclosed to, and approved by, the shareholders.

     Discretionary Performance Awards. Performance awards, including bonuses, may be granted by the Compensation Committee on an individual or group basis. Generally, these awards will be based upon specific agreements or performance criteria and will be paid in cash.

     401(k) Plan. Effective January 1, 1999, the Company established the Silverleaf Resorts, Inc. 401(k) Plan (the "401(k) Plan"), a qualified defined contribution retirement plan covering employees 21 years of age or older who have completed one year of service. The 401(k) Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. Other than normal costs of administration, the Company has no obligation to make any payments under the 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the following table is the beneficial ownership of the Company's Common Stock as of June 19, 2003 by (i) those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares, (ii) each current director and the five executive officers of the Company named under the table titled "Executive Compensation" and (iii) all directors and executive officers as a group.

                                                                              SHARES      PERCENT
                                                                           BENEFICIALLY     OF
     NAME OF BENEFICIAL OWNER(a)                    POSITION                   OWNED      CLASS(b)
------------------------------------        -----------------------            -----      --------
Robert E. Mead(c)........................   Chairman of the Board and       11,349,417      30.82
                                            Chief Executive Officer
Sharon K. Brayfield(c)(d)................   President and Director             240,267        *
David T. O'Connor(c)(e)..................   Executive Vice                     337,500        *
                                            President -- Sales
Harry J. White, Jr.(c)(f)................   Chief Financial Officer and         64,500        *
                                            Treasurer
Edward L. Lahart(c)(g)...................   Executive Vice President -          33,900        *
                                            Operations
J. Richard Budd (h)(i)...................   Director                            98,333        *
James B. Francis, Jr.(j)(k)..............   Director                           100,333        *
Herbert B. Hirsch(l)(i)                     Director                            38,333
R. Janet Whitmore(m)(i)..................   Director                           117,133        *
All Directors and Executive Officers as a
    Group  (16 persons)..................                                   12,481,126      33.08
Grace Brothers, Ltd. and Grace
    Investments, Ltd(n)..................                                   11,571,425      31.42

----------

* Less than 1%.

(a) Except as otherwise indicated, each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner.

(b) Pursuant to the rules of the Securities and Exchange Commission, in calculating percentage ownership, each person is deemed to beneficially own the shares subject to options exercisable within sixty days, but shares subject to options owned by others (even if exercisable within sixty days) are not deemed to be outstanding shares. In calculating the percentage ownership of the directors and officers as a group, the shares subject to options exercisable by directors and officers within sixty days are included within the number of shares beneficially owned.

(c) The address of such person is 1221 River Bend Drive, Suite 120, Dallas, Texas 75247.

(d) Includes options to purchase 153,750 shares of stock which options are either currently exercisable or which will become exercisable within sixty days from the date hereof.

(e) Includes options to purchase 337,500 shares of stock which options are either currently exercisable or which will become exercisable within sixty days from the date hereof.

(f) Includes options to purchase 62,500 shares which options are either currently exercisable or which will become exercisable within sixty days from the date hereof.

(g) Includes options to purchase 33,750 shares which options are exercisable within sixty days from the date hereof.

(h) The address of such person is 360 Lexington Ave, Third Floor, New York, NY 10017.

(i) Includes options to purchase 38,333 shares which options are currently exercisable or which will become exercisable within sixty days from the date hereof.

(j) The address of such person is 2911 Turtle Creek Boulevard, Suite 925, Dallas, Texas 75219.

(k) Includes options to purchase 98,333 shares which options are exercisable within sixty days from the date hereof.

(l)       The address of such person is 64 Hurdle Fence Drive, Avon, Connecticut
          06001.

(m)       The address of such person is 10305 Oaklyn Drive, Potomac, Maryland
          20854.

(n) This information is based upon information provided by Grace Brothers, Ltd. ("Grace") and Grace Investments, Ltd. ("Grace Investments") on
          Schedule 13D dated May 15, 2002 and filed with the Securities and Exchange Commission. Bradford T. Whitmore ("Whitmore") and Spurgeon Corporation ("Spurgeon") are the general partners of Grace and Grace Investments. Grace beneficially owns 7,577,219 shares, and Grace Investments beneficially owns 3,994,206 shares. As general partners of Grace and Grace Investments, Whitmore and Spurgeon may be deemed beneficial owners of 11,571,425 shares, although they disclaim beneficial ownership. Mr. Whitmore is the brother of R. Janet Whitmore, a current director and nominee for re-election as director of the Company. Mr. Whitmore was a member of an ad hoc committee of noteholders who nominated two persons for election to the Board of Directors pursuant to the terms of the exchange offer more fully described below. Ms. Whitmore disclaims any beneficial interest in the shares owned by Grace and Grace Investments.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997, Mr. Mead entered into a lease agreement with the Company, which granted him the exclusive right to use approximately 500 acres adjoining one of the Company's resort properties for hunting purposes. This land is subject to deed restrictions, which prohibit the construction of new units, and most of this land is located in a flood plain. The land will remain available to Silverleaf Owners for hiking and nature trails. In exchange for these lease rights, Mr. Mead agreed to pay the annual property taxes on this land. These property taxes were approximately $7,000 for the year ended December 31, 2002. This lease agreement has a ten-year term and may be renewed by Mr. Mead for four additional ten-year terms.

     The William H. Francis Trust (the "Trust"), a trust for which Mr. Francis serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995 between the Trust and a subsidiary of the Company which was dissolved after its assets and liabilities, including the Net

Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, Mr. Francis agreed to provide consulting services to the Company. During 2001, the Company sold additional parcels of this land and accrued a liability of $17,286 to the affiliate, which was not paid prior to December 31, 2002. As of December 31, 2002, the Company owns approximately 11 acres of land that is subject to this net profits interest.

     For information concerning employment agreements with certain officers see "Employment and Noncompetition Agreements."

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

     We have previously devoted considerable attention and resources to remediating identified weaknesses in our internal controls. In connection with its report on the Company's financial statements for the year ended December 31, 2000, our current and former independent auditors, Deloitte & Touche LLP, identified to management and the audit committee of the board of directors certain conditions in the design and operation of our internal accounting controls. Deloitte & Touche LLP concluded that such conditions, considered collectively, constituted a material weakness in our internal controls. Such conditions included: deficiencies in the implementation and monitoring of internal control procedures, deficiencies and processing errors in the accounting process for notes payable, inadequate testing of borrowing bases for compliance with loan covenants, deficiencies in the accounting process for sales and notes receivable and in the methodology for estimating the allowance for doubtful accounts, errors in some instances in recordation of prepaid assets and fixed assets, and weaknesses in the design, documentation, and supervision of certain aspects of our security administration policies and procedures concerning our management information systems. Both prior to and following the completion of our debt restructuring plan discussed in note 2 of Item 1 of this report, our management worked to remediate the conditions identified by Deloitte & Touche LLP. Additionally, our new audit committee, which is comprised entirely of independent directors appointed in May 2002, retained a third party consulting firm, Smith, Gray, Boyer & Daniell, PLLC, which is a member of the SEC Practice Section of the American Institute of Certified Public Accountants in June 2002, to fully and independently assess the Company's internal controls, as well as the remediation efforts of management. In August 2002, the consulting firm was retained by the audit committee to perform on an outsourced basis the internal audit function for the Company. In this capacity, the consulting firm has periodically provided the audit committee and management with reports concerning our remediation of conditions identified by Deloitte & Touche LLP and the effectiveness of internal controls. During the consulting firm's evaluation of our internal controls in November 2002, the consulting firm reported that no significant deficiencies came to its attention in the design or operation of internal controls which, in its judgment, could adversely affect our ability to record, process, summarize, and report in a timely manner accurate financial data and disclosure information, and the firm noted no material weaknesses in the design or operation of our internal controls. We continue to evaluate the effectiveness of our remedial actions to address the conditions identified by Deloitte & Touche LLP as well as our overall disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

EXHIBIT
 NUMBER                                                     DESCRIPTION
-------                                                     -----------
   3.1              --   Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

   3.2              --   Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for year ended December 31, 1997).

   4.1              --   Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

   4.2              --   Amended and Restated Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National
                         Association, as Trustee, and the Subsidiary Guarantors for the Company's 10 1/2% Senior Subordinated Notes
                         due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30,
                         2002).

   4.3              --   Certificate No. 001 of 10 1/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000
                         (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for quarter ended March 31, 1998).

   4.4              --   Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's Eye Marketing, Inc.;
                         Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages Land,
                         Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31,
                         1998).

   4.5              --   Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as
                         Trustee, and the Subsidiary Guarantors for the Company's 6% Senior Subordinated Notes due 2007
                         (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   4.6              --   Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   4.7              --   Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc., Silverleaf Travel, Inc.,
                         Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and
                         eStarCommunications, Inc. (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   9.1              --   Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).

  10.1              --   Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to
                         Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).

  10.2              --   Employment Agreement with Harry J. White, Jr. (incorporated by Reference to Exhibit 10.1 to Registrant's
                         Form 10-Q for quarter ended June 30, 1998).

  10.3              --   1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.4              --   Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.5              --   Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.6              --   Revolving Loan and Security Agreement, dated October 1996, by CS First Boston Mortgage Capital Corp.
                         ("CSFBMCC") and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's
                         Registration Statement on Form S-1, File No. 333-24273).

  10.7              --   Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8, 1996, between CSFBMCC and
                         Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).

  10.8              --   Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                         (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No.
                         333-24273).

  10.9              --   Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc.,
                         Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                         Registration Statement on Form S-1, File No. 333-24273).

 10.10              --   First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among Silverleaf Club, Ozark Mountain
                         Resort Club, Holiday Hills Resort Club, the Holly Lake Club, The Villages Condoshare Association, The
                         Villages Club, Piney Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to
                         Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1,
                         File No. 333-24273).

 10.11              --   First Amendment to Management Agreement, dated January 1, 1993, between Master Endless Escape Club and
                         Ascension Resorts, Ltd. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

 10.12              --   Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club
                         (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for quarter ended September 30,
                         1997).

 10.13              --   Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant
                         (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for year Ended
                         December 31, 1997).

 10.14              --   Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N' Spruce Resort Club
                         (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).

 10.15              --   Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

 10.16              --   Letter Agreement dated March 16, 1998, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

 10.17              --   Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC
                         (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended June 30, 1998).

 10.18              --   Management Agreement dated October 13, 1998, by and between the Company and Eagle Greens, Ltd.
                         (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1998).

 10.19              --   First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998
                         (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

 10.20              --   Amended and Restated Receivables Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.21              --   Amended and Restated Inventory Loan and Security Agreement dated September 1, 1999, between the Company and
                         Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.22              --   Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit
                         10.46 to Registrant's Form 10-K for the year ended December 31, 1999).

 10.23              --   Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf
                         Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31,
                         1999).

 10.24              --   Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and Silverleaf
                         Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 2000.)

 10.25              --   Second Amendment to Amended and Restated Receivables Loan and Security Agreement dated April 30, 20002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.26              --   Fourth Amendment to Second Amended and Restated Inventory Loan and Security Agreement dated April 30, 2002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.27              --   Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and
                         Sovereign Bank, as Agent, and Liberty Bank (incorporated by reference to Exhibit 10.3 to Registrant's Form
                         10-Q for the quarter ended June 30, 2002).

 10.28              --   Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent
                         (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.29              --   Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and Bank of Scotland, as Lenders and Textron Financial
                         Corporation, as and collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.30              --   First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.31              --   This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.32              --   Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf
                         Finance I, Inc., as the Borrower, the Company, as the Servicer, Autobahn Funding Company LLC, as a Lender,
                         DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust National
                         Association, as the Agent's Bank, and Wells Fargo Bank Minnesota, National Association, as the Backup
                         Servicer (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June
                         30, 2002).

 10.33              --   Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution Agreement dated as of
                         October 30, 2000 between the Company and Silverleaf Finance I, Inc. (incorporated by reference to Exhibit
                         10.9 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.34              --   Employment Agreement dated April 18, 2002 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.35              --   First Amendment to Amended and Restated Revolving Credit Agreement dated September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit 10.35 of the
                         Registrant's Form 10-K for the year ended December 31, 2002).

*10.36              --   Resort Affiliation Agreement between Interval International, Inc. and Beartown Development Inc., as the
                         predecessor of the Company with respect to the Oak N' Spruce Resort in Lee, Massachusetts.

*21.1               --   Subsidiaries of Silverleaf Resorts, Inc.

*99.1               --   Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2               --   Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on June 19, 2003.

                                              SILVERLEAF RESORTS, INC.
                                              By: /s/ ROBERT E. MEAD
                                                  ----------------------------
                                              Name:  Robert E. Mead
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                     DATE
---------------------------------------    -----------------------------    --------------
  /s/ ROBERT E. MEAD                       Chairman of the Board and        June 19, 2003
---------------------------------------    Chief Executive Officer
    Robert E. Mead                         (Principal Executive Officer)

  /s/ HARRY J. WHITE, JR,                  Chief Financial Officer          June 19, 2003
  ------------------------------------     (Principal Financial
    Harry J. White, Jr.                    and Accounting Officer)

  /s/ J. RICHARD BUDD, III                 Director                         June 19, 2003
--------------------------------------
    J. Richard Budd, III

  /s/ JAMES B. FRANCIS, JR.                Director                         June 19, 2003
--------------------------------------
    James B. Francis, Jr.

  /s/ HERBERT B. HIRSCH                    Director                         June 19, 2003
--------------------------------------
    Herbert B. Hirsch

  /s/ R. JANET WHITMORE                    Director                         June 19, 2003
--------------------------------------
   R. Janet Whitmore

                                  CERTIFICATION

     I, Robert E. Mead, Chairman and Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Silverleaf Resorts, Inc.;

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

Date: June 19, 2003                         /s/ ROBERT E. MEAD
                                            ------------------------------------
                                            Robert E. Mead
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

     I, Harry J. White, Jr., Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Silverleaf Resorts, Inc.;

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

Date: June 19, 2003                                 /s/ HARRY J. WHITE, JR.
                                                    ----------------------------
                                                    Harry J. White, Jr.
                                                    Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
                                                                                                                      ----
Independent Auditors' Report........................................................................................   F-2

Financial Statements

  Consolidated Balance Sheets as of December 31, 2001 and 2002......................................................   F-3

  Consolidated Statements of Operations for the years ended December 31, 2000, 2001, and 2002.......................   F-4

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001, and 2002.............   F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002.......................   F-6

  Notes to Consolidated Financial Statements........................................................................   F-7

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

/s/ BDO Seidman, LLP
Dallas, Texas
March 26, 2003

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      2001          2002
                                                                    --------      --------
                            ASSETS
Cash and cash equivalents......................................     $  6,204      $  1,153
Restricted cash................................................        4,721         3,624
Notes receivable, net of allowance for uncollectible notes of
   $54,744 and $28,547, respectively...........................      278,592       233,237
Accrued interest receivable....................................        2,572         2,325
Investment in special purpose entity...........................        4,793         6,656
Amounts due from affiliates....................................        2,234           750
Inventories....................................................      105,275       102,505
Land, equipment, buildings, and utilities, net.................       37,331        33,778
Income taxes receivable........................................          164            --
Land held for sale.............................................        5,161         4,545
Prepaid and other assets.......................................       11,053         9,672
                                                                    --------      --------
          TOTAL ASSETS.........................................     $458,100      $398,245
                                                                    ========      ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses........................     $  9,203      $  7,394
  Accrued interest payable.....................................       10,749         1,269
  Amounts due to affiliates....................................          565         2,221
  Unearned revenues............................................        5,500         3,410
  Notes payable and capital lease obligations..................      294,456       236,413
  Senior subordinated notes....................................       66,700        45,919
                                                                    --------      --------
          Total Liabilities....................................      387,173       296,626

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized................           --            --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 and 37,249,006 shares issued,
   respectively, and 12,889,417 and 36,826,906 shares
   outstanding, respectively...................................          133           372
  Additional paid-in capital...................................      109,339       116,999
  Deficit......................................................      (33,546)      (10,753)
  Treasury stock, at cost (422,100 shares).....................       (4,999)       (4,999)
                                                                    --------      --------
          Total Shareholders' Equity...........................       70,927       101,619
                                                                    --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........     $458,100      $398,245
                                                                    ========      ========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             2000           2001          2002
                                                         -----------    -----------   -----------
REVENUES:
  Vacation Interval sales..............................  $   234,781    $   139,359   $   122,805
  Sampler sales........................................        3,574          3,904         3,634
                                                         -----------    -----------   -----------
    Total sales........................................      238,355        143,263       126,439

  Interest income......................................       37,807         41,220        37,537
  Management fee income................................          462          2,516         1,920
  Other income.........................................        4,912          4,334         4,644
                                                         -----------    -----------   -----------
          Total revenues...............................      281,536        191,333       170,540
                                                         -----------    -----------   -----------
COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales......................       59,169         27,377        23,123
  Sales and marketing..................................      125,456         78,597        66,384
  Provision for uncollectible notes....................      108,751         30,311        24,562
  Operating, general and administrative................       36,879         35,435        32,547
  Depreciation and amortization........................        7,537          6,463         5,184
  Interest expense and lender fees.....................       32,750         35,016        22,193
  Impairment loss of long-lived assets.................        6,320          5,442            --
  Write-off of affiliate receivable....................        7,499             --            --
                                                         -----------    -----------   -----------
          Total costs and operating expenses...........      384,361        218,641       173,993
                                                         -----------    -----------   -----------
OTHER INCOME:
  Gain on sale of notes receivable.....................        4,299             --         6,838
  Gain on early extinguishment of debt.................        3,455             --        17,885
                                                         -----------    -----------   -----------
          Total other income...........................        7,754             --        24,723
                                                         -----------    -----------   -----------

          Income (loss) before benefit for income taxes      (95,071)       (27,308)       21,270
          Benefit for income taxes ....................      (35,191)           (99)       (1,523)
                                                         -----------    -----------   -----------

NET INCOME (LOSS)......................................  $   (59,880)   $   (27,209)  $    22,793
                                                         ===========    ===========   ===========
NET INCOME (LOSS) PER SHARE -- Basic and Diluted.......
          Net income (loss)............................  $     (4.65)   $     (2.11)  $      0.79
                                                         ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Basic and Diluted.....................   12,889,417     12,889,417    28,825,882
                                                         ===========    ===========   ===========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          COMMON STOCK
                                     -----------------------
                                      NUMBER OF     $0.01         ADDITIONAL   RETAINED        TREASURY STOCK
                                       SHARES        PAR           PAID-IN     EARNINGS    ----------------------
                                       ISSUED       VALUE          CAPITAL    (DEFICIT)      SHARES       COST          TOTAL
                                     ----------  -----------      ---------   ---------    ----------   ---------     ---------
JANUARY 1, 2000................      13,311,517  $       133      $ 109,339   $  53,543      422,100    $ (4,999)     $ 158,016

  Net loss.....................              --           --             --     (59,880)          --          --        (59,880)
                                     ----------  -----------      ---------   ---------      -------    --------      ---------
DECEMBER 31, 2000..............      13,311,517          133        109,339      (6,337)     422,100      (4,999)        98,136

  Net loss.....................              --           --             --     (27,209)          --          --        (27,209)
                                     ----------  -----------      ---------   ---------      -------    --------      ---------
DECEMBER 31, 2001..............      13,311,517          133        109,339     (33,546)     422,100      (4,999)        70,927

  Issuance of common stock.....      23,937,489          239          7,660          --           --          --          7,899
  Net income...................              --           --             --      22,793           --          --         22,793
                                     ----------  -----------      ---------   ---------      -------    --------      ---------
DECEMBER 31, 2002..............      37,249,006  $       372      $ 116,999   $ (10,753)     422,100    $ (4,999)     $ 101,619
                                     ==========  ===========      =========   =========      =======    ========      =========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                               2000           2001           2002
                                                             ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net income (loss) ....................................     $ (59,880)     $ (27,209)     $  22,793
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Provision for uncollectible notes .................       108,751         30,311         24,562
     Depreciation and amortization .....................         7,537          6,463          5,184
     Gain on sale of notes receivable ..................        (4,299)            --         (6,838)
     Gain on early extinguishment of debt ..............        (3,455)            --        (17,885)
     Gain on sale of investment ........................          (317)            --             --
     Impairment loss of long-lived assets ..............         6,320          5,442             --
     Write-off of affiliate receivable .................         7,499             --             --
     Deferred income taxes .............................       (26,088)          (168)            --
     Cash effect from changes in assets and liabilities:
       Restricted cash .................................          (757)        (3,061)         1,097
       Notes receivable ................................      (156,403)       (48,376)       (39,239)
       Accrued interest receivable .....................            61           (378)           247
       Investment in Special Purpose Entity ............        (5,280)           487         (1,863)
       Amounts due from affiliates .....................         1,711         (3,190)         3,140
       Inventories .....................................         6,856          2,877            754
       Prepaid and other assets ........................           235          3,746           (985)
       Income taxes receivable .........................       (12,511)        12,347            164
       Accounts payable and accrued expenses ...........         2,554         (6,749)        (1,809)
       Accrued interest payable ........................           648          7,480          1,176
       Unearned revenues ...............................         1,509         (4,007)        (2,090)
       Income taxes payable ............................          (185)            --             --
                                                             ---------      ---------      ---------
          Net cash used in operating activities ........      (125,494)       (23,985)       (11,592)
                                                             ---------      ---------      ---------
INVESTING ACTIVITIES:
  Purchases of land, equipment, buildings, and utilities        (3,076)        (1,606)        (2,153)
  Land held for sale ...................................           454             95            616
                                                             ---------      ---------      ---------
          Net cash used in investing activities ........        (2,622)        (1,511)        (1,537)
                                                             ---------      ---------      ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings from unaffiliated entities ..       193,639        100,314         84,668
  Payments on borrowings to unaffiliated entities ......      (126,404)       (75,414)      (145,476)
  Proceeds from sales of notes receivable ..............        62,867             --         68,886
                                                             ---------      ---------      ---------
          Net cash provided by financing activities ....       130,102         24,900          8,078
                                                             ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................         1,986           (596)        (5,051)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD .................................         4,814          6,800          6,204
                                                             ---------      ---------      ---------
   END OF PERIOD .......................................     $   6,800      $   6,204      $   1,153
                                                             =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of amounts capitalized ............     $  31,381      $  22,527      $  17,864
  Income taxes paid (refunds received) .................         3,630        (12,347)        (1,563)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Land and equipment acquired under capital leases .....         4,337            171             --
  Issuance of common stock in connection with the
   Exchange Offer ......................................            --             --          7,899
  Issuance of senior subordinated debt .................            --             --         28,467
  Retirement of senior subordinated debt ...............            --             --         56,934

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

     It is vitally important to the Company's liquidity plan that the SPE continue beyond the aforementioned two-year period. In addition, the Company's business model assumes that expanded off-balance-sheet financing will be available in 2003 and 2004. The Company will need an expanded facility to reduce the outstanding balances on the Company's non-revolving credit facilities and to finance future sales. The Company's ability to obtain additional off-balance-sheet financing would be impacted if:

     -    Capital market credit facilities are not available; and

     - The Company's customer notes receivable portfolio doesn't meet capital market requirements.

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

     Investment in Special Purpose Entity -- Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. . The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the Company's residual interest in the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE.

     At December 31, 2002, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate:
     Impact on fair value of a 10% adverse change         $      25
     Impact on fair value of a 20% adverse change         $      80

Accounts Paid In Full as a Result of Upgrades Rate:
     Impact on fair value of a 10% adverse change         $      41
     Impact on fair value of a 20% adverse change         $      84

Expected Credit Losses Rate:
     Impact on fair value of a 10% adverse change         $   1,994
     Impact on fair value of a 20% adverse change         $   4,057

Discount Rate:
     Impact on fair value of a 10% adverse change         $     241
     Impact on fair value of a 20% adverse change         $     463

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

     Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                                                2000           2001          2002
                                                             ---------      ---------      --------
Net income (loss), as reported                               $ (59,880)     $ (27,209)     $ 22,793
Stock-based compensation expense recorded
   under the intrinsic value method                                 --             --            --
Pro forma stock-based compensation expense
   computed under the fair value method                         (2,196)          (691)         (752)
                                                             ---------      ---------      --------
Pro forma net income (loss)                                  $ (62,076)     $ (27,900)     $ 22,041
                                                             =========      =========      ========
Net income (loss) per share, basic
         As reported                                         $   (4.65)     $   (2.11)     $   0.79
         Pro forma                                           $   (4.65)     $   (2.11)     $   0.79
Net income (loss) per share, diluted
         As reported                                         $   (4.82)     $   (2.16)     $   0.76
         Pro forma                                           $   (4.82)     $   (2.16)     $   0.76

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

    Notes receivable are scheduled to mature as follows at December 31, 2002 (in thousands):

2003....................................      $  25,849
2004....................................         27,973
2005....................................         30,709
2006....................................         32,662
2007....................................         30,916
2008....................................         20,544
Thereafter..............................         93,457
                                              ---------
                                                262,110
Less discounts on notes.................           (326)
Less allowance for uncollectible notes..        (28,547)
                                              ---------
          Notes receivable, net.........      $ 233,237
                                              =========

     There were no notes sold with recourse during the years ended December 31, 2000, 2001, and 2002. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 2001 and 2002 were $366,000 and $123,000, respectively. The Company carries an allowance for doubtful accounts related to these notes of $100,000 and $13,000 at December 31, 2001 and 2002, respectively.

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

     At December 31, 2002, the SPE held notes receivable totaling $105.2 million, with related borrowings of $89.1 million. The Company continues to service all notes receivable sold for a fee of 1% of eligible notes held by the SPE. Fees received by the Company for servicing sold notes were $81,000, $613,000, and $547,000 for the years ended December 31, 2000, 2001, and 2002, respectively. Such fees received approximate the Company's internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

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

     The activity in gross notes receivable is as follows for the years ended December 31, 2001 and 2002 (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    2001        2002
                                                                  --------    --------
Balance, beginning of period.......................               $338,570    $333,336
Sales..............................................                113,486     107,517
Collections........................................                (68,375)    (59,157)
Receivables charged off............................                (50,345)    (36,486)
Sold notes receivable..............................                     --     (83,426)
                                                                  --------    --------
Balance, end of period.............................               $333,336    $261,784
                                                                  ========    ========

     The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                    2000        2001       2002
                                                                  --------    --------   --------
Balance, beginning of period...................................   $ 32,023    $ 74,778   $ 54,744
Provision for credit losses....................................    108,751      30,311     24,562
Provision for customer releases charged to operating, general,
  and administrative expenses..................................      1,131          --         --
Receivables charged off........................................    (56,475)    (50,345)   (36,486)
Allowance related to notes sold................................    (10,652)         --    (14,273)
                                                                  --------    --------   --------
Balance, end of period.........................................   $ 74,778    $ 54,744   $ 28,547
                                                                  ========    ========   ========

     The provision for customer returns, which are cancellations of sales whereby the customer fails to make the first installment payment, are recorded as a charge to Vacation Interval sales. For the years ended December 31, 2000, 2001, and 2002, the provision for customer returns was $7.0 million, $9.1 million, and $4.0 million, respectively.

     In 2000, the Company substantially increased its provision for uncollectible notes to provide for the poorer performance in the Company's notes receivable portfolio, which resulted from a general downturn in the economy and the elimination of certain programs that had been in place to remedy defaulted loans.

7. INVENTORIES

     Inventories consist of the following at December 31, 2001 and 2002 (in thousands):

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                     2001         2002
                                                                  ---------     --------
Timeshare units................................................   $  44,644     $ 41,951
Amenities......................................................      36,232       37,588
Land...........................................................       8,280        8,072
Recovery of canceled and traded intervals......................      16,061       14,825
Other..........................................................          58           69
                                                                  ---------     --------
          Total................................................   $ 105,275     $102,505
                                                                  =========     ========

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

8. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 2001 and 2002 (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    2001        2002
                                                                  --------    --------
Land.................................................             $  4,776    $  4,776
Vehicles and equipment...............................                4,887       4,188
Utility plant, buildings, and facilities.............               12,800      13,805
Office equipment and furniture.......................               27,679      28,597
Improvements.........................................               11,421      11,510
                                                                  --------    --------
                                                                    61,563      62,876
Less accumulated depreciation........................              (24,232)    (29,098)
                                                                  --------    --------
Land, equipment, buildings, and utilities, net.......             $ 37,331    $ 33,778
                                                                  ========    ========

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

9. INCOME TAXES

     Income tax benefit consists of the following components for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                                    2000        2001       2002
                                                                  --------    --------   --------
Current income tax expense (benefit)..................            $ (9,103)   $     69   $ (1,523)
Deferred income tax expense (benefit).................             (26,088)       (168)        --
                                                                  --------    --------   --------
          Total income tax (benefit)..................            $(35,191)   $    (99)  $ (1,523)
                                                                  ========    ========   ========

     A reconciliation of income tax benefit on reported pre-tax income (loss) at statutory rates to actual income tax benefit for the years ended December 31, 2000, 2001, and 2002 is as follows (in thousands):

                                                                       2000                     2001                2002
                                                               --------------------      ------------------   ------------------
                                                               DOLLARS       RATE        DOLLARS      RATE     DOLLARS     RATE
                                                               --------    --------      --------    ------   ---------   ------
Income tax expense (benefit) at statutory rates.........       $(33,275)    (35.0)%      $ (9,523)   (35.0)%  $   7,444    35.0%
State income taxes, net of Federal
  Income tax benefit....................................         (2,434)     (2.6)%          (846)    (3.1)%        666     3.1%
Deferred tax asset allowance............................             --        --          16,498     60.6%      (9,804)  (46.1)%
Reconciliation to 2000 tax return.......................             --        --          (6,192)   (22.8)%         --      --
Other, primarily permanent differences..................            518       0.6%            (36)    (0.1)%        171     0.8%
                                                               --------     -----        --------    -----    ---------   -----
         Total income tax expense (benefit).............       $(35,191)    (37.0)%      $    (99)    (0.4)%  $  (1,523)   (7.2)%
                                                               ========     =====        ========    =====    =========   =====

     Deferred income tax assets and liabilities as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                     2001                2002
                                                                   --------            --------
Deferred tax liabilities:
  Depreciation ................................................    $  3,469            $  4,085
  Installment sales income ....................................      95,027              94,518
                                                                   --------            --------
          Total deferred tax liabilities ......................      98,496              98,603

Deferred tax assets:
  Net operating loss carryforward - pre Exchange Offer ........     107,718              75,876
  Net operating loss carryforward - post Exchange Offer .......          --              23,708
  Impairment of long-lived assets .............................       5,307               5,307
  Alternative minimum tax credit ..............................       1,563                  --
  Other .......................................................         406                 406
                                                                   --------            --------
          Total deferred tax assets ...........................     114,994             105,297
                                                                   --------            --------

          Net deferred tax liability (asset) ..................     (16,498)              6,694
                                                                   ========            ========

          Deferred tax asset allowance ........................      16,498               6,694
                                                                   --------            --------

          Net deferred tax liability ..........................    $     --            $     --
                                                                   ========            ========

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

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2002 (in thousands):

              EXPIRATION DATES
------------------------------------------
2012......................................        $    8,973
2018......................................            36,372
2019......................................            57,853
2020......................................           132,078
2021......................................            23,383
                                                  ----------
                                                  $  258,659
                                                  ==========

10. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                2001        2002
                                                                              --------    --------
$60 million loan agreement, which contains certain financial covenants, due August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55%
   (additional draws are no longer available under this facility;
   upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003)..................................    $ 15,969    $  9,836
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31,
   2001), which contains certain financial covenants, due August
   2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at December 31, 2001; additional draws are no longer available
   under this facility)...................................................      35,614      25,549
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March
   2007 upon completion of the debt restructuring described in Note
   3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance
   at December 31, 2001)..................................................       9,468       8,536
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 3.00%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of
   LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an
   interest rate of 8%; both facilities mature March 2007)................      71,072      46,078
$15.1 million term loan with an interest rate of 8%, maturing in
   March 2007)............................................................          --      14,665
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate of 8%; both facilities
   mature March 2007).....................................................      69,734      44,288
$14.9 million term loan with an interest rate of 8%, maturing in
   March 2007)............................................................          --      14,461
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan with an interest rate of 8%; both facilities mature
   March 2007)............................................................      10,200       6,493
$2.1 million term loan with an interest rate of 8%, maturing in March
   2007)..................................................................          --       2,078
$45 million revolving loan agreement ($55 million as of December 31,
   2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus 2.00% as of December 31, 2001)
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with an interest rate of 8%; both facilities mature
   March 2007)............................................................      54,641      31,128
$10 million term loan with an interest rate of 8%, maturing in March
   2007)..................................................................          --       9,465
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50%
   (revolving under forbearance at December 31, 2001).....................       9,936       9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25%
   (revolving under forbearance at December 31, 2001).....................       9,375       9,375
Various notes, due from January 2002 through November 2009,
   collateralized by various assets with interest rates ranging from
   0.9% to 17.0%..........................................................       3,227       2,035
                                                                              --------     -------
          Total notes payable.............................................     289,236     233,923
Capital lease obligations.................................................       5,220       2,490
                                                                              --------     -------
          Total notes payable and capital lease obligations...............     294,456     236,413

6.0% senior subordinated notes, due 2007, interest payable
   semiannually on April 1 and October 1, guaranteed by all of the
   Company's present and future domestic restricted subsidiaries (see
   debt restructuring described in Note 3)................................          --      28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at
   December 31, 2001; see debt restructuring described in Note 3)..             66,700       9,766
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted
   subsidiaries (see debt restructuring described in Note 3)..............          --       7,686
                                                                              --------    --------
          Total senior subordinated notes.................................      66,700      45,919
                                                                              --------    --------

          Total...........................................................    $361,156    $282,332
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

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                             --------   ----------
2003...............................................          $ 1,389    $  1,977
2004...............................................            1,196       1,659
2005...............................................              238       1,542
2006...............................................                3       1,410
2007...............................................               --       1,287
Thereafter.........................................               --       2,015
                                                             -------    --------
Total minimum future lease payments................            2,826    $  9,890
                                                                        ========
Less amounts representing interest.................             (336)
                                                             -------
Present value of future minimum lease payments.....          $ 2,490
                                                             =======

     Equipment acquired under capital leases consists of the following at December 31, 2001 and 2002 (in thousands):

                                                             2001       2002
                                                           -------    -------
Amount of equipment under capital leases..............     $15,463    $14,487
Less accumulated depreciation.........................      (8,261)    (9,078)
                                                           -------    -------
                                                           $ 7,202    $ 5,409
                                                           =======    =======

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

     Stock option transactions during 2000, 2001, and 2002 are summarized as follows:

                                                     2000                          2001                         2002
                                          --------------------------   ---------------------------   ---------------------------
                                                        WEIGHTED                       WEIGHTED                     WEIGHTED
                                                         AVERAGE                        AVERAGE                      AVERAGE
                                           NUMBER       EXERCISE         NUMBER        EXERCISE       NUMBER        EXERCISE
                                          OF SHARES  PRICE PER SHARE   OF SHARES   PRICE PER SHARE   OF SHARES   PRICE PER SHARE
                                          ---------  ---------------   ---------   ---------------   ---------   ---------------
Options outstanding, beginning of year..  1,477,000     $   15.64      1,551,000       $ 14.45       1,078,500      $   14.08
Granted.................................    137,000     $    3.70             --       $    --         460,000      $    0.29
Exercised...............................         --            --             --            --              --             --
Forfeited...............................    (63,000)    $   18.97       (472,500)      $ 15.29        (136,500)     $   11.97
                                          ---------     ---------      ---------       -------       ---------      ---------
Options outstanding, end of year........  1,551,000     $   14.45      1,078,500       $ 14.08       1,402,000      $    9.76
                                          =========     =========      =========       =======       =========      =========

Exercisable, end of year................    807,125     $   16.54        807,875       $ 15.33         863,500      $   15.17
                                          =========     =========      =========       =======       =========      =========

     For stock options outstanding at December 31, 2002:

                                               WEIGHTED        WEIGHTED                     WEIGHTED AVERAGE
                               NUMBER OF        AVERAGE         AVERAGE       NUMBER OF     EXERCISE PRICE OF
                                OPTIONS     EXERCISE PRICE     REMAINING       OPTIONS           OPTIONS
RANGE OF EXERCISE PRICES      OUTSTANDING     PER OPTION     LIFE IN YEARS   EXERCISABLE       EXERCISABLE
-------------------------     -----------   --------------   -------------   -----------    -----------------
$16.00 - $25.50..........        711,000      $  17.07            5.6          709,500            $ 17.07
$7.31 - $7.31............        156,000          7.31            7.0          116,500               7.31
$3.59 - $3.69............         75,000          3.64            8.0           37,500               3.64
$0.29 - $0.29............        460,000          0.29           10.0               --                 --
                               ---------                                       -------
    Total................      1,402,000                                       863,500
                               =========                                       =======

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

                                                                  YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                     2000          2001           2002
                                                                 ------------  ------------   ------------
Net income (loss)-- as reported........................            $(59,880)     $(27,209)    $  22,793
Net income (loss)-- pro forma..........................             (62,076)      (27,900)       22,041

Net income (loss) per share-- as reported: Basic.......               (4.65)        (2.11)         0.79
Net income (loss) per share-- as reported: Diluted.....               (4.65)        (2.11)         0.79

Net income (loss) per share-- pro forma: Basic.........               (4.82)        (2.16)         0.76
Net income (loss) per share-- pro forma: Diluted.......               (4.82)        (2.16)         0.76

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

     The following schedule represents amounts due from (to) affiliates at December 31, 2001 and 2002 (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    2001        2002
                                                                  --------    --------
Timeshare owners associations and other, net...................   $    102    $    43
Amount due from Silverleaf Club................................      1,555         --
Amount due from Crown Club.....................................        577        707
                                                                  --------    -------
          Total amounts due from affiliates....................   $  2,234    $   750
                                                                  ========    =======

Amount due to Silverleaf Club..................................   $    261    $   324
Amount due to SPE..............................................        304      1,897
                                                                  --------    -------
          Total amounts due to affiliates......................   $    565    $ 2,221
                                                                  ========    =======

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

     The William H. Francis Trust (the "Trust"), a trust for which a director of the Company serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995, between the Trust and a subsidiary of the Company, which was dissolved after its assets and liabilities, including the Net Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, the affiliate agreed to provide consulting services to the Company. During 2000, the affiliate was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $17,286 to the affiliate, which was not paid prior to December 31, 2002. As of December 31, 2002, the Company owns approximately 11 acres of land that is subject to this net profits interest.

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

     The Guarantor Subsidiaries had no operations for the years ended December 31, 2000, 2001, and 2002. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2001 and 2002, is as follows (in thousands):

                                                          DECEMBER 31,
                                                        ----------------
                                                          2001     2002
                                                        -------  -------
Other assets......................................      $     1  $     1
                                                        -------  -------
          Total assets............................      $     1  $     1
                                                        =======  =======
Investment by parent (includes equity and amounts
due to parent)....................................      $     1  $     1
                                                        -------  -------
          Total liabilities and equity............      $     1  $     1
                                                        =======  =======

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

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2001 and 2002 is set forth below (in thousands, except per share amounts):

                                                                         FIRST     SECOND      THIRD      FOURTH
                                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                                        --------   --------   --------   --------
Total revenues
    2002.......................................................         $ 42,083   $ 42,268   $ 44,135   $ 42,054
                                                                        ========   ========   ========   ========
    2001.......................................................         $ 61,828   $ 48,611   $ 44,339   $ 36,555
                                                                        ========   ========   ========   ========
Total costs and operating expenses
    2002.......................................................         $ 44,182   $ 44,520   $ 42,708   $ 42,583
                                                                        ========   ========   ========   ========
    2001.......................................................         $ 70,244   $ 56,591   $ 50,888   $ 40,918
                                                                        ========   ========   ========   ========
Net income (loss)
    2002.......................................................         $ (2,100)  $ 20,077   $  3,885   $    931
                                                                        ========   ========   ========   ========
    2001.......................................................         $ (8,367)  $ (7,930)  $ (6,499)  $ (4,413)
                                                                        ========   ========   ========   ========
Net income (loss) per common share: basic and diluted
    2002.......................................................         $  (0.16)  $   0.71   $   0.11   $   0.03
                                                                        ========   ========   ========   ========
    2001.......................................................         $  (0.65)  $  (0.62)  $  (0.50)  $  (0.34)
                                                                        ========   ========   ========   ========

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

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                                                DESCRIPTION
-------                                                                -----------
   3.1              --   Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May
                         16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

   3.2              --   Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for year ended December 31, 1997).

   4.1              --   Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

   4.2              --   Amended and Restated Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National
                         Association, as Trustee, and the Subsidiary Guarantors for the Company's 10 1/2% Senior Subordinated Notes
                         due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30,
                         2002).

   4.3              --   Certificate No. 001 of 10 1/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000
                         (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for quarter ended March 31, 1998).

   4.4              --   Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's Eye Marketing, Inc.;
                         Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages Land,
                         Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31,
                         1998).

   4.5              --   Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as
                         Trustee, and the Subsidiary Guarantors for the Company's 6% Senior Subordinated Notes due 2007
                         (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   4.6              --   Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   4.7              --   Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc., Silverleaf Travel, Inc.,
                         Silverleaf Resort Acquisitions, Inc., Bull's Eye Marketing, Inc., Silverleaf Berkshires, Inc., and
                         eStarCommunications, Inc. (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

   9.1              --   Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).

  10.1              --   Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to
                         Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File
                         No. 333-24273).

  10.2              --   Employment Agreement with Harry J. White, Jr. (incorporated by Reference to Exhibit 10.1 to Registrant's
                         Form 10-Q for quarter ended June 30, 1998).

  10.3              --   1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated
                         May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.4              --   Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.5              --   Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

  10.6              --   Revolving Loan and Security Agreement, dated October 1996, by CS First Boston Mortgage Capital Corp.
                         ("CSFBMCC") and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's
                         Registration Statement on Form S-1, File No. 333-24273).

  10.7              --   Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8, 1996, between CSFBMCC and
                         Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration
                         Statement on Form S-1, File No. 333-24273).

  10.8              --   Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors)
                         (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No.
                         333-24273).

  10.9              --   Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc.,
                         Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                         Registration Statement on Form S-1, File No. 333-24273).

 10.10              --   First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among Silverleaf Club, Ozark Mountain
                         Resort Club, Holiday Hills Resort Club, the Holly Lake Club, The Villages Condoshare Association, The
                         Villages Club, Piney Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to
                         Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1,
                         File No. 333-24273).

 10.11              --   First Amendment to Management Agreement, dated January 1, 1993, between Master Endless Escape Club and
                         Ascension Resorts, Ltd. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

 10.12              --   Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club
                         (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for quarter ended September 30,
                         1997).

 10.13              --   Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant
                         (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for year Ended
                         December 31, 1997).

 10.14              --   Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N' Spruce Resort Club
                         (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for year ended
                         December 31, 1997).

 10.15              --   Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for year ended December 31, 1997).

 10.16              --   Letter Agreement dated March 16, 1998, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

 10.17              --   Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC
                         (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended June 30, 1998).

 10.18              --   Management Agreement dated October 13, 1998, by and between the Company and Eagle Greens, Ltd.
                         (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for quarter ended September 30, 1998).

 10.19              --   First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998
                         (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

 10.20              --   Amended and Restated Receivables Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.21              --   Amended and Restated Inventory Loan and Security Agreement dated September 1, 1999, between the Company and
                         Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999).

 10.22              --   Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit
                         10.46 to Registrant's Form 10-K for the year ended December 31, 1999).

 10.23              --   Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf
                         Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31,
                         1999).

 10.24              --   Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and Silverleaf
                         Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 2000.)

 10.25              --   Second Amendment to Amended and Restated Receivables Loan and Security Agreement dated April 30, 20002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.26              --   Fourth Amendment to Second Amended and Restated Inventory Loan and Security Agreement dated April 30, 2002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.27              --   Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and
                         Sovereign Bank, as Agent, and Liberty Bank (incorporated by reference to Exhibit 10.3 to Registrant's Form
                         10-Q for the quarter ended June 30, 2002).

 10.28              --   Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent
                         (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.29              --   Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and Bank of Scotland, as Lenders and Textron Financial
                         Corporation, as and collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to Registrant's
                         Form 10-Q for the quarter ended June 30, 2002).

 10.30              --   First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to
                         Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.31              --   This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.32              --   Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf
                         Finance I, Inc., as the Borrower, the Company, as the Servicer, Autobahn Funding Company LLC, as a Lender,
                         DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust National
                         Association, as the Agent's Bank, and Wells Fargo Bank Minnesota, National Association, as the Backup
                         Servicer (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June
                         30, 2002).

 10.33              --   Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution Agreement dated as of
                         October 30, 2000 between the Company and Silverleaf Finance I, Inc. (incorporated by reference to Exhibit
                         10.9 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.34              --   Employment Agreement dated April 18, 2002 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

 10.35              --   First Amendment to Amended and Restated Revolving Credit Agreement dated September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit 10.35 of the
                         Registrant's Form 10-K for the year ended December 31, 2002).

*10.36              --   Resort Affiliation Agreement between Interval International, Inc. and Beartown Development Inc., as the
                         predecessor of the Company with respect to the Oak N' Spruce Resort in Lee, Massachusetts.

*21.1               --   Subsidiaries of Silverleaf Resorts, Inc.

*99.1               --   Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2               --   Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------

*    Filed herewith