Form 10-K/A
period 2002-12-31
SILVERLEAF RESORTS INC
filed 2003-07-29
CIK 1033032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

                                 ---------------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on June 30, 2003 as reported by the Electronic Quotation Service of Pink Sheets LLC, was approximately $4,239,463 (based on 13,675,687 shares held by non-affiliates). There were 36,826,906 shares of the Registrant's Common Stock, $.01 par value, outstanding at June 30, 2003.

================================================================================

                                 FORM 10-K INDEX

                                                                                         PAGE
                                                                                         ----
                                            PART I

Item 1.   Business...................................................................      3

Item 2.   Properties.................................................................     29

Item 3.   Legal Proceedings..........................................................     38

Item 4.   Submission of Matters to a Vote of Security Holders........................     39

                                            PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......     39

Item 6.   Selected Financial Data....................................................     41

Item 7.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................     43

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................     54

Item 8.   Financial Statements and Supplementary Data................................     55

Item 9.   Changes In and Disagreements With Accountants on Accounting and
                 Financial Disclosure................................................     55

                                           PART III

Item 10.  Directors and Executive Officers of the Registrant.........................     56

Item 11.  Executive Compensation.....................................................     58

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters.........................................     62

Item 13.  Certain Relationships and Related Transactions.............................     64

Item 14.  Controls and Procedures....................................................     64

                                            PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     65

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

         At December 31, 2002, the SPE held notes receivable totaling $105.2 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to the SPE. As the Servicer of the notes receivable sold to the SPE, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase in a public or private sale the foreclosed Vacation Interval for an amount equal to the fair net market value of the Vacation Interval if the fair net market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. We anticipate that we will place bids to repurchase the Vacation Intervals securing the defaulted contracts to facilitate the re-marketing of those Vacation Intervals. For the year ended December 31, 2002, we paid approximately $171,000 to repurchase such Vacation Intervals. The investment in the SPE was valued at $6.7 million at December 31, 2002.

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

         The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2001 and 2002 (in thousands):

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                           2001       2002
                                                                           ----       ----

$60 million loan agreement, which contains certain financial covenants, due August 2002, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 3.55%
   (additional draws are no longer available under this facility; upon the completion of the debt restructuring described in Note 3,
   maturity was extended to August 2003).........................        $ 15,969   $  9,836
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement (and the $10 million supplemental revolving loan agreement as of December 31, 2001), which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating under forbearance at
   December 31, 2001; additional draws are no longer available under
   this facility)................................................          35,614     25,549

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2002 (extended to March
   2007 upon completion of the debt restructuring described in Note
   3), principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving under forbearance at
   December 31, 2001)..................................................     9,468       8,536
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 3.00%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with an interest rate of 8%; both facilities mature March
   2007)...............................................................    71,072      46,078
$15.1 million term loan with an interest rate of 8%, maturing in March
   2007)...............................................................        --      14,665
$75 million revolving loan agreement, which contains certain financial covenants, due November 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $71 million, consisting of $56.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $14.9 million term loan with an interest rate of 8%; both facilities mature March
   2007)...............................................................    69,734      44,288
$14.9 million term loan with an interest rate of 8%, maturing in March
   2007)...............................................................        --      14,461
$10.2 million revolving loan agreement, which contains certain financial covenants, due April 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 2.00%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to form a $8.1 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $2.1 million term loan with an interest rate of 8%; both facilities mature March
   2007)...............................................................    10,200       6,493
$2.1 million term loan with an interest rate of 8%, maturing in March
   2007)...............................................................        --       2,078
$45 million revolving loan agreement ($55 million as of December 31,
   2001), which contains certain financial covenants, due August 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime (Prime plus 2.00% as of December 31, 2001)
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $48 million, consisting of $38.0 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $10.0 million term loan with an interest rate of 8%; both facilities mature March
   2007)...............................................................    54,641      31,128
$10 million term loan with an interest rate of 8%, maturing in March
   2007)...............................................................        --       9,465
$10 million inventory loan agreement, which contains certain financial covenants, due August 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.50% (revolving under
   forbearance at December 31, 2001)...................................     9,936       9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25% (revolving
   under forbearance at December 31, 2001).............................     9,375       9,375
Various notes, due from January 2002 through November 2009,
   collateralized by various assets with interest rates ranging from
   0.9% to 17.0%.......................................................     3,227       2,035
                                                                         --------   ---------
       Total notes payable.............................................   289,236     233,923
Capital lease obligations..............................................     5,220       2,490
                                                                         --------   ---------
       Total notes payable and capital lease obligations...............   294,456     236,413

6.0% senior subordinated notes, due 2007, interest payable
   semiannually on April 1 and October 1, guaranteed by all of the
   Company's present and future domestic restricted subsidiaries (see
   debt restructuring described in Note 3).............................        --      28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at
   December 31, 2001; see debt restructuring described in Note 3)          66,700       9,766
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries
   (see debt restructuring described in Note 3)........................        --       7,686
                                                                         --------   ---------
       Total senior subordinated notes.................................    66,700      45,919
                                                                         --------   ---------

       Total...........................................................  $361,156   $ 282,332
                                                                         ========   =========

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

         MARKETING AND SALES EXPENSES COVENANT. As of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2002, the Company will not permit the ratio of marketing expenses to the Company's net proceeds from the sale of Vacation Intervals for the quarter then ending to equal or exceed (i) .550 to 1 for each quarter through December 31, 2002 or (ii) ..525 to 1 for each quarter thereafter.

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

         We anticipate that the built-in gain associated with the installment sale gains as of the change date will increase the Section 382 Limitation and allow the utilization of the NOL as needed. Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the NOL. Such limitation or denial would require us to pay substantial additional federal and state taxes and interest for any periods following a change in ownership as described above. Moreover, pursuant to
Section 383 of the Code, an ownership change may also limit or deny our future utilization of certain carryover excess credits, including any unused minimum tax credit, if any, attributable to payment of alternative minimum taxes, as described above.

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

EXISTING RESORTS

                                                                VACATION INTERVALS
                                           UNITS AT RESORTS          AT RESORTS
                                       -----------------------  --------------------
                           PRIMARY     INVENTORY                INVENTORY                  DATE
                            MARKET        AT        PLANNED        AT       PLANNED        SALES
   RESORT/LOCATION          SERVED     12/31/02   EXPANSION(b)  12/31/02   EXPANSION     COMMENCED
----------------------  -------------  ---------  ------------  ---------  ----------    ---------
DRIVE-TO RESORTS
Holly Lake              Dallas-           130          --         1,745          --        1982
  Hawkins, TX           Ft. Worth, TX
The Villages            Dallas-           334          96         4,413       4,992 (h)    1980
  Flint, TX             Ft. Worth, TX
Lake O' The Woods       Dallas-            64          --           879          --        1987
  Flint, TX             Ft. Worth, TX
Piney Shores            Houston, TX       172         120 (h)     2,252       6,240 (h)    1988
  Conroe, TX
Hill Country            Austin-San        266 (g)     246 (h)     2,646      12,792 (h)    1984
  Canyon Lake, TX       Antonio, TX
Timber Creek            St. Louis,         72          84 (h)     1,377       4,368 (h)    1997
  DeSoto, MO            MO
Fox River               Chicago, IL       186         264 (h)       965      13,728 (h)    1997
  Sheridan, IL
Apple Mountain          Atlanta, GA        60         192 (h)       947       9,984 (h)    1999
  Clarkesville, GA
Treasure Lake           Central PA        145          -- (e)     1,112          -- (e)    1998
  Dubois, PA
Alpine Bay              Central AL         54          -- (e)         8          -- (e)    1998
  Alpine, AL
Beech Mountain Lakes    Eastern PA,        54          -- (e)       140          -- (e)    1998
  Drums, PA               NY
Foxwood Hills           Eastern SC,       114          -- (e)       447          -- (e)    1998
  Westminster, SC         Western GA
Tansi Resort            Nashville-        124          -- (e)       382          -- (e)    1998
  Crossville, TN        Knoxville, TN
Westwind Manor          Dallas-            37          -- (e)       350          -- (e)    1998
  Bridgeport, TX        Ft. Worth, TX

DESTINATION RESORTS     LOCATIONS
Ozark Mountain          Branson,          136          -- (h)       804          -- (h)    1982
   Kimberling City, MO  MO
Holiday Hills           Branson,          362         426 (h)     2,740      22,124 (h)    1984
   Branson, MO          MO
Oak N' Spruce           Boston, MA        248         216 (h)     1,576      11,232 (h)    1998
  South Lee, MA         New York, NY
Silverleaf's Seaside    Galveston,         84         198 (h)     1,169      10,296 (h)    2000
  Galveston, TX         TX
Hickory Hills           Gulf Coast,        80          -- (e)       169          -- (e)    1998
  Gautier, MS            MS
                                        -----       -----        ------      ------
         Total                          2,722       1,842        24,121      95,756
                                        =====       =====        ======      ======

                                                VACATION INTERVALS SOLD
                                         ------------------------------------   AVERAGE
                            PRIMARY                        IN      PERCENTAGE    SALES
                             MARKET         THROUGH       2002       THROUGH     PRICE     AMENITIES/
   RESORT/LOCATION           SERVED      12/31/02 (c)   ONLY (a)    12/31/02    IN 2002   ACTIVITIES(d)
----------------------   -------------   ------------   --------   ----------   -------   -------------
DRIVE-TO RESORTS
Holly Lake               Dallas-             4,755          256       73.2%     $ 8,962   B,F,G,H,M,S,T
  Hawkins, TX            Ft. Worth, TX
The Villages             Dallas-            12,547        1,221       74.0%       9,629   B,F,H,M,S,T
  Flint, TX              Ft. Worth, TX
Lake O' The Woods        Dallas-             2,321          251       72.5%       8,104   F,M,S,T(f)
  Flint, TX              Ft. Worth, TX
Piney Shores             Houston, TX         6,500          826       74.3%      10,413   B,F,H,M,S,T
  Conroe, TX
Hill Country             Austin-San         10,814          972       80.3%      10,493   H,M,S,T(f)
  Canyon Lake, TX        Antonio, TX
Timber Creek             St. Louis,          2,367          193       35.1%      11,413   B,F,G,M,S,T
  DeSoto, MO             MO
Fox River                Chicago, IL         8,707        1,719       90.0%       9,925   B,F,G,M,S,T
  Sheridan, IL
Apple Mountain           Atlanta, GA         2,173           27       69.6%      13,409   G,M,S,T
  Clarkesville, GA
Treasure Lake            Central PA          6,219            7       84.8%         953   G,B,F,S,T,M
  Dubois, PA
Alpine Bay               Central AL          2,746           --       99.7%          --   G,S,T,M(f)
  Alpine, AL
Beech Mountain Lakes     Eastern PA,         2,614           --       94.9%          --   B,F,S,T
  Drums, PA                NY
Foxwood Hills            Eastern SC,         5,271           --       92.2%          --   G,T,S,M(f)
  Westminster, SC          Western GA
Tansi Resort             Nashville-          5,890           --       93.9%          --   T,G,F,B,M, S
  Crossville, TN         Knoxville, TN
Westwind Manor           Dallas-             1,537           --       81.5%          --   G,F,M,S,T
  Bridgeport, TX         Ft. Worth, TX

DESTINATION RESORTS      LOCATIONS
Ozark Mountain           Branson,            6,044          209       88.3%       9,519   B,F,M,S,T
   Kimberling City, MO   MO
Holiday Hills            Branson,           15,948        1,197       85.3%       8,678   G,S,T(f)
   Branson, MO           MO
Oak N' Spruce            Boston, MA         11,320        1,269       87.8%      10,553   F,G,M,S,T
  South Lee, MA          New York, NY
Silverleaf's Seaside     Galveston,          3,199           77       73.2%       8,894   S,T
  Galveston, TX          TX
Hickory Hills            Gulf Coast,         3,911           --       95.9%          --   B,F,G,M,S,T
  Gautier, MS             MS
                                           -------        -----       ----      -------
         Total                             114,883        8,224       82.6%     $9,846
                                           =======        =====       ====      =======

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

                                                         AVERAGE SALES PRICE
                                                            FOR THE YEAR
                                                           ENDED 12/31/02
                                     UPGRADED VACATION        -- NET OF
              RESORT                  INTERVALS SOLD     EXCHANGED INTERVAL
---------------------------------    -----------------   ------------------
Holly Lake.......................           118              $  3,869
The Villages.....................           616                 5,192
Lake O' The Woods................           116                 3,779
Piney Shores.....................           601                 4,951
Hill Country.....................           977                 5,144
Timber Creek.....................           263                 4,239
Fox River........................           393                 4,636
Ozark Mountain...................           156                 6,240
Holiday Hills....................         2,422                 5,777
Oak N' Spruce....................           833                 5,499
Apple Mountain...................           117                 5,345
Silverleaf's Seaside.............         1,134                 5,847
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

                                                    HIGH        LOW
                                                    ----        ---
Year Ended December 31, 2000:
First Quarter..............................      $   7.19    $  4.00
Second Quarter.............................          4.94       2.69

Third Quarter..............................          4.06       2.69
Fourth Quarter.............................          3.88       2.50

Year Ended December 31, 2001:
First Quarter..............................      $   3.88    $   .89
Second Quarter.............................          1.01        .35
Third Quarter..............................           .65        .22
Fourth Quarter.............................           .30        .06

Year Ended December 31, 2002:
First Quarter..............................      $    .39    $   .07
Second Quarter.............................           .52        .19
Third Quarter..............................           .45        .27
Fourth Quarter.............................           .40        .18

         The Company's Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The suspension and subsequent delisting of the Company's Common Stock by the NYSE was caused by a drop in the per share trading value of the Company's stock on the NYSE that began in March 2001. This drop in per share trading value has persisted and the Company ceased to meet NYSE listing criteria when its total market capitalization remained below $15 million and its minimum share price remained below $1 over a 30 trading-day period. Since being delisted by the NYSE, the Company's Common Stock has been quoted since then on the Electronic Quotation Service of Pink Sheets LLC under the symbol "SVLF." Because of the various uncertainties related to the Company's future prospects, it is unlikely that an active public trading market will develop for the Common Stock in the foreseeable future and the Common Stock is expected to remain illiquid or experience significant price and volume volatility. As a part of the May 2, 2002 Exchange Offer, the Company agreed to use its reasonable efforts to effect the quotation of trades of the Common Stock on the OTC Bulletin Board. The Company intends to effect the quotation of trades on the OTC Bulletin Board as soon as reasonably possible; however, there can be no assurance that the Company will be able to meet the requirements of the OTC Bulletin Board to effect such quotations.

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

                                          NUMBER OF SECURITIES TO BE                       NUMBER OF SECURITIES REMAINING
                                            ISSUED UPON EXERCISE OF    WEIGHTED AVERAGE    AVAILABLE FOR FUTURE ISSUANCE
                                              OUTSTANDING OPTIONS      EXERCISE PRICE OF      UNDER STOCK OPTION PLANS
                                                 (IN MILLIONS)        OUTSTANDING OPTIONS            (IN MILLIONS)
                                          --------------------------  -------------------  ------------------------------
Equity Compensation Plans:

Approved by security holders...........              1.4                   $   9.76                        2.4
Not approved by security holders.......               --                         --                         --
                                                     ---                   --------                        ---
  Total................................              1.4                   $   9.76                        2.4

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

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                      1998         1999          2000         2001         2002
                                                                  -----------  -----------   -----------  -----------  -----------
STATEMENT OF INCOME DATA:
Revenues:
  Vacation Interval sales...................................      $   134,413  $   192,767   $   234,781  $   139,359  $   122,805
  Sampler sales.............................................            1,356        1,665         3,574        3,904        3,634
                                                                  -----------  -----------   -----------  -----------  -----------
    Total sales.............................................          135,769      194,432       238,355      143,263      126,439

  Interest income...........................................           16,885       28,271        37,807       41,220       37,537
  Management fee income.....................................            2,540        2,811           462        2,516        1,920
  Other income.............................................             3,214        4,929         4,912        4,334        4,644
                                                                  -----------  -----------   -----------  -----------  -----------
    Total revenues.........................................           158,408      230,443       281,536      191,333      170,540
                                                                  -----------  -----------   -----------  -----------  -----------

Costs and Operating Expenses:
  Cost of Vacation Interval sales..........................            19,841       30,576        59,169       27,377       23,123
  Sales and marketing......................................            66,581      101,823       125,456       78,597       66,384
  Provision for uncollectible notes........................            16,205       19,441       108,751       30,311       24,562
  Operating, general and administrative....................            17,187       27,263        36,879       35,435       32,547
  Depreciation and amortization............................             3,442        5,692         7,537        6,463        5,184
  Interest expense and lender fees.........................             6,961       16,847        32,750       35,016       22,193
  Impairment loss of long-lived assets.....................                --           --         6,320        5,442           --
  Write-off of affiliate receivable........................                --           --         7,499           --           --
                                                                  -----------  -----------   -----------  -----------  -----------
    Total costs and operating expenses.....................           130,217      201,642       384,361      218,641      173,993
                                                                  -----------  -----------   -----------  -----------  -----------

Other income:
  Gain on sale of notes receivable.........................                --           --         4,299           --        6,838
  Gain on early extinguishment of debt.....................                --           --         3,455           --       17,885
                                                                  -----------  -----------   -----------  -----------  -----------
    Total other income.....................................                --           --         7,754           --       24,723
                                                                  -----------  -----------   -----------  -----------  -----------

Income (loss) before provision  (benefit) for income
  taxes....................................................            28,191       28,801       (95,071)     (27,308)      21,270
Provision (benefit) for income taxes.......................            10,810       11,090       (35,191)         (99)      (1,523)
                                                                  -----------  -----------   -----------  -----------  -----------

Net income (loss)..........................................       $    17,381  $    17,711   $   (59,880) $   (27,209) $    22,793
                                                                  ===========  ===========   ===========  ============ ===========

Net income (loss) per share -- Basic  and Diluted (a).......      $      1.38  $      1.37   $     (4.65) $     (2.11) $      0.79
                                                                  ===========  ===========   ===========  ===========  ===========
Weighted average number of shares
  outstanding-- Basic......................................        12,633,751   12,889,417    12,889,417   12,889,417   28,825,882
                                                                  ===========  ===========   ===========  ===========  ===========
Weighted average number of shares
  outstanding-- Diluted....................................        12,682,982   12,890,044    12,889,417   12,889,417   28,825,882
                                                                  ===========  ===========   ===========  ===========  ===========

                                                                          DECEMBER 31,
                                                   -----------------------------------------------------------
                                                     1998       1999         2000          2001         2002
                                                   --------   ---------   ----------    ---------     --------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents..................      $ 11,355   $   4,814   $    6,800    $   6,204     $  1,153
  Notes receivable, net of allowance
    for uncollectible notes..................       171,535     282,290      263,792      278,592      233,237
  Amounts due from affiliates................         4,115       6,596          671        2,234          750
  Inventories................................        71,866     112,613      105,023      105,275      102,505
  Total assets...............................       311,895     477,942      467,614      458,100      398,245
  Amounts due to affiliates..................            --          --        3,285          565        2,221
  Notes payable and capital leasetal
    obligations..............................        57,752     194,468      270,597      294,456      236,413
  Senior subordinated notes..................        75,000      75,000       66,700       66,700       45,919
  Total liabilities..........................       171,590     319,926      369,478      387,173      296,626
  Shareholders' equity.......................       140,305     158,016       98,136       70,927      101,619

CASH FLOWS DATA:
  Net cash used in operating activities......      $ 99,512   $ 120,971   $  125,494    $  23,985     $ 11,592

                                                                                      DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                    1998         1999       2000       2001       2002
                                                                  --------     --------   --------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA (b)...........................................           $ 38,594     $ 51,340   $(54,784)  $ 14,171   $ 48,647
OTHER OPERATING DATA:
  Number of Existing Resorts at period end.............                 18           18         19         19         19
  Number of Vacation Intervals sold (excluding
    Upgrades)(c).......................................             13,046       15,996     16,216      9,741      8,224
  Number of in house Vacation Intervals sold...........              6,817       11,400     16,112     10,576      7,746
  Number of Vacation Intervals in inventory............             14,453       17,073     15,554     20,913     24,121
  Average price of Vacation Intervals sold (excluding
    Upgrades)(c)(d)....................................           $  8,042     $  8,901   $  9,768   $  9,688   $  9,846
  Average price of upgraded Vacation Intervals sold
    (net of exchanged interval)........................           $  4,396     $  4,420   $  4,741   $  4,254   $  5,401

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

                                                                  YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                      1998        1999        2000      2001        2002
                                                     -------    -------    ---------  --------    -------
                                                                    (DOLLARS IN THOUSANDS)
Net income (loss)..................................  $17,381    $17,711    $ (59,880) $(27,209)   $22,793
Depreciation and amortization......................    3,442      5,692        7,537     6,463      5,184
Interest expense and lender fees...................    6,961     16,847       32,750    35,016     22,193
Provision (benefit) for income taxes...............   10,810     11,090      (35,191)      (99)    (1,523)
                                                     -------    -------    ---------  --------    -------
EBITDA.............................................  $38,594    $51,340    $ (54,784) $ 14,171    $48,647
                                                     =======    =======    =========  ========    =======

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information for the Company.

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -----------------------------
                                                                   2000      2001          2002
                                                                   -----     -----         -----
As a percentage of total revenues:
  Vacation Interval sales..........................                 83.4%     72.8%         72.0%
  Sampler sales....................................                  1.3       2.1           2.1
                                                                   -----     -----         -----
          Total sales..............................                 84.7      74.9          74.1
  Interest income..................................                 13.4      21.5          22.0
  Management fee income............................                  0.2       1.3           1.1
  Other income.....................................                  1.7       2.3           2.8
                                                                   -----     -----         -----
          Total revenues...........................                100.0%    100.0%        100.0%
As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales..................                 25.2%     19.6%         18.8%
  Provision for uncollectible notes................                 46.3      21.8          20.0
As a percentage of total sales:
  Sales and marketing..............................                 52.6%     54.9%         52.5%
As a percentage of total revenues:
  Operating, general and administrative............                 13.1%     18.5%         19.1%
  Depreciation and amortization....................                  2.7       3.4           3.0
  Impairment loss of long-lived assets.............                  2.2       2.8            --
  Write-off of affiliate receivable................                  2.7        --            --
  Total costs and operating expenses...............                136.5%    114.3%        102.0%
As a percentage of interest income:
  Interest expense and lender fees.................                 86.6%     84.9%         59.1%
As a percentage of total revenues:
  Gain on sale of notes receivable.................                  1.5        --           4.0
  Gain on early extinguishment of debt.............                  1.2        --          10.5

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

FUTURE CASH PAYMENTS

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2002 (in thousands):

2003..............................................          $ 68,517
2004..............................................            56,364
2005..............................................            47,657
2006..............................................            50,204
2007..............................................            49,405
Thereafter........................................            10,185
                                                            --------
     Total........................................          $282,332
                                                            ========

     The future minimum annual commitments for the noncancelable lease agreements are as follows at December 31, 2002 (in thousands):

                                                             CAPITAL  OPERATING
                                                              LEASES    LEASES
                                                             -------  ---------
2003...............................................          $ 1,389  $   1,977
2004...............................................            1,196      1,659
2005...............................................              238      1,542
2006...............................................                3      1,410
2007...............................................               --      1,287
Thereafter.........................................               --      2,015
                                                             -------  ---------
Total minimum future lease payments................            2,826  $   9,890
                                                                      =========
Less amounts representing interest.................             (336)
                                                             -------
Present value of future minimum lease payments.....          $ 2,490
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

                                                                                       LONG-TERM
                                                ANNUAL COMPENSATION ($)              COMPENSATION
                                                ----------------------              ---------------

                                                                     OTHER         # OF SECURITIES
   NAME AND PRINCIPAL                                                ANNUAL           UNDERLYING
        POSITION               YEAR    SALARY (a)     BONUS      COMPENSATION (b)    OPTIONS/SARs
        --------               ----    ---------      -----      ---------------     ------------
Robert E. Mead,............    2000    $ 499,857           --                 --                 --
 Chief Executive Officer       2001    $ 500,000           --                 --                 --
                               2002    $ 500,000           --                 --                 --

Sharon K. Brayfield,.......    2000    $ 435,000    $  74,729                 --             20,000
 President                     2001    $ 435,000    $   6,525                 --                 --
                               2002    $ 435,000           --                 --                 --

David T. O'Connor,.........    2000           --    $ 101,916       $  1,016,895                 --
 Executive Vice President -    2001           --    $  40,940       $    722,874                 --
  Sales                        2002           --    $  23,351       $    677,332                 --

Harry J. White, Jr. .......    2000    $ 220,000    $  22,994                 --             10,000
 Chief Financial Officer       2001    $ 225,000           --                 --                 --
 and Treasurer                 2002    $ 250,000    $  50,000                 --                 --

Edward L. Lahart...........    2000    $  90,000    $  57,889                 --             10,000
 Executive Vice President -    2001    $ 100,000    $  55,862                 --                 --
  Operations                   2002    $ 143,959    $  65,219                 --                 --

------------
     (a) The amounts shown are before elective contributions by the Named Executive Officers in the form of salary reductions under the Company's
         Section 125 Flexible Benefit Plan. Such plan is available to all employees, including the Named Executive Officers.

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

Options Exercises and Year-End Value Table.

                                                      NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                          SHARES                          OPTIONS/SARs AT        MONEY OPTIONS/SARs AT FISCAL
                        ACQUIRED ON                   FISCAL YEAR-END(#)(a)             YEAR-END($)(a)
                         EXERCISE       VALUE      ---------------------------   ----------------------------
        NAE                 (#)       REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------   -----------   ----------   -----------   -------------   -----------   --------------
Robert E. Mead.......       --            --                --              --       --              --
Sharon K. Brayfield..       --            --           153,750          16,250       --              --
David T. O'Connor....       --            --           337,500          12,500       --              --
Harry J. White, Jr...       --            --            62,500           7,500       --              --
Edward L. Lahart            --            --            33,750           6,250       --              --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth in the following table is the beneficial ownership of the Company's Common Stock as of July 29, 2003 by (i) those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares, (ii) each current director and the five executive officers of the Company named under the table titled "Executive Compensation" and (iii) all directors and executive officers as a group.

                                                                                SHARES       PERCENT
                                                                             BENEFICIALLY      OF
     NAME OF BENEFICIAL OWNER(a)                     POSITION                   OWNED        CLASS(b)
------------------------------------        -------------------------           -----        --------
Robert E. Mead(c)...................        Chairman of the Board and          11,349,417       30.82
                                            Chief Executive Officer
Sharon K. Brayfield(c)(d)...........        President and Director                240,267         *
David T. O'Connor(c)(e).............        Executive Vice                        337,500         *
                                            President -- Sales
Harry J. White, Jr.(c)(f)...........        Chief Financial Officer and            64,500         *
                                            Treasurer
Edward L. Lahart(c)(g)..............        Executive Vice President  -            33,900         *
                                            Operations
J. Richard Budd (h)(i)..............        Director                               98,333         *
James B. Francis, Jr.(j)(k).........        Director                              100,333         *
Herbert B. Hirsch(l)(i)                     Director                               38,333
R. Janet Whitmore(m)(i).............        Director                              117,133         *
All Directors and Executive Officers
    as a Group  (16 persons).........                                          12,481,126       33.08
Grace Brothers, Ltd. and Grace
    Investments, Ltd(n)..............                                          11,571,425       31.42

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

     We have previously devoted considerable attention and resources to remediating identified weaknesses in our internal controls. In connection with its report on the Company's financial statements for the year ended December 31, 2000, our current and former independent auditors, Deloitte & Touche LLP, identified to management and the audit committee of the board of directors certain conditions in the design and operation of our internal accounting controls. Deloitte & Touche LLP concluded that such conditions, considered collectively, constituted a material weakness in our internal controls. Such conditions included: deficiencies in the implementation and monitoring of internal control procedures, deficiencies and processing errors in the accounting process for notes payable, inadequate testing of borrowing bases for compliance with loan covenants, deficiencies in the accounting process for sales and notes receivable and in the methodology for estimating the allowance for doubtful accounts, errors in some instances in recordation of prepaid assets and fixed assets, and weaknesses in the design, documentation, and supervision of certain aspects of our security administration policies and procedures concerning our management information systems. Both prior to and following the completion of our debt restructuring plan discussed in note 2 of Item 1 of this report, our management worked to remediate the conditions identified by Deloitte & Touche LLP. Additionally, our new audit committee, which is comprised entirely of independent directors appointed in May 2002, retained a third party consulting firm, Smith, Gray, Boyer and Daniell, PLLC, which is a member of the SEC Practice Section of the American Institute of Certified Public Accountants in June 2002, to fully and independently assess the Company's internal controls, as well as the remediation efforts of management. In August 2002, the consulting firm was retained by the audit committee to perform on an outsourced basis the internal audit function for the Company. In this capacity, the consulting firm has periodically provided the audit committee and management with reports concerning our remediation of conditions identified by Deloitte & Touche LLP and the effectiveness of internal controls. During the consulting firm's evaluation of our internal controls in November 2002, the consulting firm reported that no significant deficiencies came to its attention in the design or operation of internal controls which, in its judgment, could adversely affect our ability to record, process, summarize, and report in a timely manner accurate financial data and disclosure information, and the firm noted no material weaknesses in the design or operation of our internal controls. We continue to evaluate the effectiveness of our remedial actions to address the conditions identified by Deloitte & Touche LLP as well as our overall disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

EXHIBIT
 NUMBER                                          DESCRIPTION
-------           --------------------------------------------------------------------------------
  3.1      --     Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                  Form S-1, File No. 333-24273).
  3.2      --     Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                  Registrant's Form 10-K for year ended December 31, 1997).
  4.1      --     Form of Stock Certificate of Registrant (incorporated by reference to Exhibit
                  4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                  Statement on Form S-1, File No. 333-24273).
  4.2      --     Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                  Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary
                  Guarantors for the Company's 10 1/2% Senior Subordinated Notes due  2008
                  (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.3      --     Certificate No. 001 of 101/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Form
                  10-Q for quarter ended March 31, 1998).
  4.4      --     Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                  Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                  Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                  31, 1998).
  4.5      --     Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                  National Association, as Trustee, and the Subsidiary Guarantors for the
                  Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                  Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.6      --     Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                  $28,467,000  (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.7      --     Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                  Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                  Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                  (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  9.1      --     Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                  F. Mead  (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).
 10.1      --     Form of Registration Rights Agreement between Registrant and Robert E. Mead
                  (incorporated by reference to Exhibit  10.1 to Amendment No. 1 dated May 16,
                  1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.2      --     Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                  Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
 10.3      --     1997 Stock Option Plan of Registrant  (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                  Form S-1, File No. 333-24273).
 10.4      --     Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein  (incorporated by reference to Exhibit  10.4 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).
 10.5      --     Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                  S-1, File No. 333-24273).
 10.6      --     Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                  Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                  (incorporated by reference to Exhibit  10.6 to Registrant's Registration
                  Statement on Form S-1, File No. 333-24273).
 10.7      --     Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                  1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                  File No. 333-24273).
 10.8      --     Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.9      --     Resort Affiliation and Owners Association Agreement between Resort Condominiums
                  International, Inc., Ascension Resorts, Ltd., and Hill Country Resort
                  Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                  Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).
10.10      --     First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                  Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                  Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                  Shores Club, and Hill Country Resort Condoshare Club  (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).

10.11       --     First Amendment to Management Agreement, dated January 1, 1993, between Master
                   Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                   Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                   Registration Statement on Form S-1, File No. 333-24273).
10.12       --     Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                   Timber Creek Resort Club (incorporated by reference to Exhibit  10.13 to
                   Registrant's Form 10-Q for quarter ended September 30, 1997).
10.13       --     Second Amendment to Management Agreement, dated December 31, 1997, between
                   Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                   Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).
10.14       --     Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                   Oak N' Spruce Resort Club  (incorporated by reference to Exhibit  10.34 to
                   Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.15       --     Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                   River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                   Annual Report on Form 10-K for year ended December 31, 1997).
10.16       --     Letter Agreement dated March  16, 1998,  between the Company and Heller
                   Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
10.17       --     Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC (incorporated by reference to Exhibit  10.6 to
                   Registrant's Form 10-Q for quarter ended June 30, 1998).
10.18       --     Management Agreement dated October 13, 1998, by and between the Company and
                   Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's
                   Form 10-Q for quarter ended September 30, 1998).
10.19       --     First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                   effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                   Company's Form 10-Q for the quarter ended June 30, 1998).
10.20       --     Amended and Restated Receivables Loan and Security Agreement dated September 1,
                   1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                   1999).
10.21       --     Amended and Restated Inventory Loan and Security Agreement dated September 1,
                   1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                   1999).
10.22       --     Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                   (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).
10.23       --     Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                   Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).
10.24       --     Purchase and Contribution Agreement, dated October 30, 2000, between the
                   Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended
                   September 30, 2000.)
10.25       --     Second Amendment to Amended and Restated Receivables Loan and Security
                   Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                   (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.26       --     Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                   Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                   (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.27       --     Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                   (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.28       --     Amended And Restated Loan, Security And Agency Agreement  (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.29       --     Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                   Bank of Scotland, as Lenders and Textron Financial Corporation, as and
                   collateral agent ("Agent") (incorporated by reference to Exhibit  10.5 to
                   Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.30       --     First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                   30, 2002, entered into by and between the Company and Textron Financial
                   Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                   10-Q for the quarter ended June 30, 2002).
10.31       --     This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation  (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                   30, 2002).
10.32       --     Amended And Restated Receivables Loan and Security Agreement Dated as of April
                   30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                   Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG Deutsche
                   Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                   National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                   National Association, as the Backup Servicer (incorporated by reference to
                   Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.33       --     Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                   Agreement dated as of October 30, 2000 between the Company and Silverleaf
                   Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's
                   Form 10-Q for the quarter ended June 30, 2002).
10.34       --     Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                   Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.35       --     First Amendment to Amended and Restated Revolving Credit Agreement dated
                   September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank
                   (incorporated by reference to Exhibit

                   10.35 of the Registrant's Form 10-K for the year ended December 31, 2002).
*10.36      --     Resort Affiliation Agreement between Interval International, Inc. and Beartown
                   Development Inc., as the predecessor of the Company with respect to the Oak N'
                   Spruce Resort in Lee, Massachusetts.
*21.1       --     Subsidiaries of Silverleaf Resorts, Inc.
*99.1       --     Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2       --     Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on July 29, 2003.

                                          SILVERLEAF RESORTS, INC.
                                          By: /s/ ROBERT E. MEAD
                                              ----------------------------------
                                          Name:  Robert E. Mead
                                          Title: Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                    DATE
             ---------                               -----                    ----
/s/ ROBERT E. MEAD                       Chairman of the Board and        July 29, 2003
-------------------------------------    Chief Executive Officer
  Robert E. Mead                         (Principal Executive Officer)

/s/ HARRY J. WHITE, JR,                  Chief Financial Officer          July 29, 2003
------------------------------------     (Principal Financial
 Harry J. White, Jr.                     and Accounting Officer)

/s/ J. RICHARD BUDD, III                 Director                         July 29, 2003
------------------------------------
  J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR.                Director                         July 29, 2003
------------------------------------
  James B. Francis, Jr.

/s/ HERBERT B. HIRSCH                    Director                         July 29, 2003
------------------------------------
  Herbert B. Hirsch

/s/ R. JANET WHITMORE                    Director                         July 29, 2003
------------------------------------
 R. Janet Whitmore

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

Date: July 29, 2003                       /s/ ROBERT E. MEAD
                                          --------------------------------------
                                          Robert E. Mead
                                          Chairman and Chief Executive Officer

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

Date: July 29, 2003                        /s/ HARRY J. WHITE, JR.
                                           -------------------------------------
                                           Harry J. White, Jr.
                                           Chief Financial Officer

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

  Consolidated Statements of Shareholders' Equity for the years ended December 31,
  2000, 2001, and 2002................................................................     F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001,
  and 2002............................................................................     F-6

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

/s/ BDO Seidman, LLP
Dallas, Texas
March 26, 2003

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                -------------------
                                                                  2001       2002
                                                                --------   --------
                             ASSETS

Cash and cash equivalents ...................................   $  6,204   $  1,153
Restricted cash .............................................      4,721      3,624
Notes receivable, net of allowance for uncollectible notes of
  $54,744 and $28,547, respectively .........................    278,592    233,237
Accrued interest receivable .................................      2,572      2,325
Investment in special purpose entity ........................      4,793      6,656
Amounts due from affiliates .................................      2,234        750
Inventories .................................................    105,275    102,505
Land, equipment, buildings, and utilities, net ..............     37,331     33,778
Income taxes receivable .....................................        164         --
Land held for sale ..........................................      5,161      4,545
Prepaid and other assets ....................................     11,053      9,672
                                                                --------   --------
      TOTAL ASSETS ..........................................   $458,100   $398,245
                                                                ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses .....................   $  9,203   $  7,394
  Accrued interest payable ..................................     10,749      1,269
  Amounts due to affiliates .................................        565      2,221
  Unearned revenues .........................................      5,500      3,410
  Notes payable and capital lease obligations ...............    294,456    236,413
  Senior subordinated notes .................................     66,700     45,919
                                                                --------   --------
      Total Liabilities .....................................    387,173    296,626

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized .............         --         --
  Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,311,517 and 37,249,006 shares issued,
   respectively, and 12,889,417 and 36,826,906 shares
   outstanding, respectively ................................        133        372
  Additional paid-in capital ................................    109,339    116,999
  Deficit ...................................................    (33,546)   (10,753)
  Treasury stock, at cost (422,100 shares) ..................     (4,999)    (4,999)
                                                                --------   --------
      Total Shareholders' Equity ............................     70,927    101,619
                                                                --------   --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............   $458,100   $398,245
                                                                ========   ========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 2000            2001            2002
                                                             ------------    ------------    ------------
REVENUES:

  Vacation Interval sales ............................       $    234,781    $    139,359    $    122,805
  Sampler sales ......................................              3,574           3,904           3,634
                                                             ------------    ------------    ------------
    Total sales ......................................            238,355         143,263         126,439

  Interest income ....................................             37,807          41,220          37,537
  Management fee income ..............................                462           2,516           1,920
  Other income .......................................              4,912           4,334           4,644
                                                             ------------    ------------    ------------
       Total revenues ................................            281,536         191,333         170,540
                                                             ------------    ------------    ------------

COSTS AND OPERATING EXPENSES:
  Cost of Vacation Interval sales ....................             59,169          27,377          23,123
  Sales and marketing ................................            125,456          78,597          66,384
  Provision for uncollectible notes ..................            108,751          30,311          24,562
  Operating, general and administrative ..............             36,879          35,435          32,547
  Depreciation and amortization ......................              7,537           6,463           5,184
  Interest expense and lender fees ...................             32,750          35,016          22,193
  Impairment loss of long-lived assets ...............              6,320           5,442              --
  Write-off of affiliate receivable ..................              7,499              --              --
                                                             ------------    ------------    ------------
       Total costs and operating expenses ............            384,361         218,641         173,993
                                                             ------------    ------------    ------------

OTHER INCOME:
  Gain on sale of notes receivable ...................              4,299              --           6,838
  Gain on early extinguishment of debt ...............              3,455              --          17,885
                                                             ------------    ------------    ------------
       Total other income ............................              7,754              --          24,723
                                                             ------------    ------------    ------------

       Income (loss) before benefit for income taxes..            (95,071)        (27,308)         21,270
       Benefit for income taxes ......................            (35,191)            (99)         (1,523)
                                                             ------------    ------------    ------------

NET INCOME (LOSS) ....................................       $    (59,880)   $    (27,209)   $     22,793
                                                             ============    ============    ============

NET INCOME (LOSS) PER SHARE -- Basic and Diluted......
       Net income (loss) .............................       $      (4.65)   $      (2.11)   $       0.79
                                                             ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- Basic and Diluted ...................         12,889,417      12,889,417      28,825,882
                                                             ============    ============    ============

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   COMMON STOCK
                             -----------------------
                              NUMBER OF      $0.01      ADDITIONAL   RETAINED       TREASURY STOCK
                               SHARES         PAR         PAID-IN    EARNINGS    --------------------
                               ISSUED        VALUE        CAPITAL    (DEFICIT)   SHARES       COST         TOTAL
                             ----------   ----------   ----------   ----------   -------   ----------    ----------
JANUARY 1, 2000 ..........   13,311,517   $      133   $  109,339   $   53,543   422,100   $   (4,999)   $  158,016

  Net loss ...............           --           --           --      (59,880)       --           --       (59,880)
                             ----------   ----------   ----------   ----------   -------   ----------    ----------
DECEMBER 31, 2000 ........   13,311,517          133      109,339       (6,337)  422,100       (4,999)       98,136

  Net loss ...............           --           --           --      (27,209)       --           --       (27,209)
                             ----------   ----------   ----------   ----------   -------   ----------    ----------
DECEMBER 31, 2001 ........   13,311,517          133      109,339      (33,546)  422,100       (4,999)       70,927

  Issuance of common stock   23,937,489          239        7,660           --        --           --         7,899

  Net income .............           --           --           --       22,793        --           --        22,793
                             ----------   ----------   ----------   ----------   -------   ----------    ----------
DECEMBER 31, 2002 ........   37,249,006   $      372   $  116,999   $  (10,753)  422,100   $   (4,999)   $  101,619
                             ==========   ==========   ==========   ==========   =======   ==========    ==========

See independent auditors' report and notes to consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             2000        2001         2002
                                                          ---------   -----------  ----------
OPERATING ACTIVITIES:
 Net income (loss)......................................  $ (59,880)  $  (27,209)  $   22,793
 Adjustments  to  reconcile  net  income  (loss) to net
   cash used in operating activities:
   Provision for uncollectible notes....................    108,751       30,311       24,562
   Depreciation and amortization........................      7,537        6,463        5,184
   Gain on sale of notes receivable.....................     (4,299)          --       (6,838)
   Gain on early extinguishment of debt.................     (3,455)          --      (17,885)
   Gain on sale of investment...........................       (317)          --           --
   Impairment loss of long-lived assets.................      6,320        5,442           --
   Write-off of affiliate receivable....................      7,499           --           --
   Deferred income taxes ...............................    (26,088)        (168)          --
   Cash effect from changes in assets and liabilities:
    Restricted cash.....................................       (757)      (3,061)       1,097
    Notes receivable....................................   (156,403)     (48,376)     (39,239)
    Accrued interest receivable.........................         61         (378)         247
    Investment in Special Purpose Entity................     (5,280)         487       (1,863)
    Amounts due from affiliates.........................      1,711       (3,190)       3,140
    Inventories.........................................      6,856        2,877          754
    Prepaid and other assets............................        235        3,746         (985)
    Income taxes receivable.............................    (12,511)      12,347          164
    Accounts payable and accrued expenses...............      2,554       (6,749)      (1,809)
    Accrued interest payable............................        648        7,480        1,176
    Unearned revenues...................................      1,509       (4,007)      (2,090)
    Income taxes payable................................       (185)          --           --
                                                          ---------   ----------   ----------
      Net cash used in operating activities.............   (125,494)     (23,985)     (11,592)
                                                          ---------   ----------   ----------
INVESTING ACTIVITIES:
 Purchases of land, equipment, buildings, and utilities      (3,076)      (1,606)      (2,153)
 Land held for sale.....................................        454           95          616
                                                          ---------   ----------   ----------
      Net cash used in investing activities.............     (2,622)      (1,511)      (1,537)
                                                          ---------   ----------   ----------
FINANCING ACTIVITIES:
 Proceeds from borrowings from unaffiliated entities....    193,639      100,314       84,668
 Payments on borrowings to unaffiliated entities........   (126,404)     (75,414)    (145,476)
 Proceeds from sales of notes receivable................     62,867           --       68,886
                                                          ---------   ----------   ----------
      Net cash provided by financing activities.........    130,102       24,900        8,078
                                                          ---------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      1,986         (596)      (5,051)
CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD....................................      4,814        6,800        6,204
                                                          ---------   ----------   ----------
 END OF PERIOD..........................................  $   6,800   $    6,204   $    1,153
                                                          =========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized..............  $  31,381   $   22,527   $   17,864
 Income taxes paid (refunds received)...................      3,630      (12,347)      (1,563)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
 Land and equipment acquired under capital leases.......      4,337          171           --
 Issuance  of  common  stock  in  connection  with  the
   Exchange Offer.......................................         --           --        7,899
 Issuance of senior subordinated debt...................         --           --       28,467
 Retirement of senior subordinated debt.................         --           --       56,934

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

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, during the years ended December 31, 2000 and 2001, the Company incurred net losses of $59.9 million and $27.2 million, respectively. For the year ended December 31, 2002, net income of $22.8 million included $17.9 million gain on early extinguishment of debt and $6.8 million gain on sale of notes receivable. The Company also experienced negative cash flows from operating activities of $125.5 million, $24.0 million, and $11.6 million during the years ended December 31, 2000, 2001, and 2002, respectively. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. However, the Company believes it has adequate liquidity to operate in the ordinary course of business through March 31, 2004, which is the end of the revolving period of the majority of its secured credit facilities.

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

     Investment in Special Purpose Entity -- The Company is party to a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company's maximum exposure to loss regarding its involvement with the SPE.

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

     Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of grants in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the following pro forma amounts:

                                              2000        2001       2002
                                            ---------   --------   ---------
Net income (loss), as reported              $ (59,880)  $(27,209)  $  22,793
Stock-based compensation expense recorded
  under the intrinsic value method                 --         --          --
Pro forma stock-based compensation expense
  computed under the fair value method         (2,196)      (691)       (752)
                                            ---------   --------   ---------
Pro forma net income (loss)                 $ (62,076)  $(27,900)    $22,041
                                            =========   ========   =========
Net income (loss) per share, basic
           As reported                      $   (4.65)  $  (2.11)  $    0.79
           Pro forma                        $   (4.65)  $  (2.11)  $    0.79
Net income (loss) per share, diluted
           As reported                      $   (4.82)  $  (2.16)  $    0.76
           Pro forma                        $   (4.82)  $  (2.16)  $    0.76

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

     Notes receivable are scheduled to mature as follows at December 31, 2002 (in thousands):

2003.....................................  $ 25,849
2004.....................................    27,973
2005.....................................    30,709
2006.....................................    32,662
2007.....................................    30,916
2008.....................................    20,544
Thereafter...............................    93,457
                                           --------
                                            262,110
Less discounts on notes..................     (326)
Less allowance for uncollectible notes...   (28,547)
                                           --------
          Notes receivable, net..........  $233,237
                                           ========

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

     The activity in gross notes receivable is as follows for the years ended December 31, 2001 and 2002 (in thousands):

                                                                DECEMBER 31,
                                                            -------------------
                                                              2001       2002
                                                            --------   --------
Balance, beginning of period..............................  $338,570   $333,336
Sales.....................................................   113,486    107,517
Collections...............................................   (68,375)   (59,157)
Receivables charged off...................................   (50,345)   (36,486)
Sold notes receivable.....................................        --    (83,426)
                                                            --------   --------
Balance, end of period....................................  $333,336   $261,784
                                                            ========   ========

     The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                                      DECEMBER 31,
                                                            --------------------------------
                                                              2000       2001        2002
                                                            --------   ---------   ---------
Balance, beginning of period..............................  $ 32,023   $  74,778   $  54,744
Provision for credit losses...............................   108,751      30,311      24,562
Provision for customer  releases  charged to operating,
  general, and administrative expenses....................     1,131          --          --
Receivables charged off...................................   (56,475)    (50,345)    (36,486)
Allowance related to notes sold...........................   (10,652)         --     (14,273)
                                                            --------  ----------   ---------
Balance, end of period....................................  $ 74,778   $  54,744   $  28,547
                                                            ========   =========   =========

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

7. INVENTORIES

     Inventories consist of the following at December 31, 2001 and 2002 (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                      2001       2002
                                                   ---------   ---------
Timeshare units..................................  $  44,644   $  41,951
Amenities........................................     36,232      37,588
Land.............................................      8,280       8,072
Recovery of canceled and traded intervals........     16,061      14,825
Other............................................         58          69
                                                   ---------   ---------
          Total..................................  $ 105,275   $ 102,505
                                                   =========   =========

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

8. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 2001 and 2002 (in thousands):

                                                       DECEMBER 31,
                                                   -------------------
                                                    2001        2002
                                                   -------     -------
Land.............................................  $ 4,776     $ 4,776
Vehicles and equipment...........................    4,887       4,188
Utility plant, buildings, and facilities.........   12,800      13,805
Office equipment and furniture...................   27,679      28,597
Improvements.....................................   11,421      11,510
                                                   -------     -------
                                                    61,563      62,876
Less accumulated depreciation....................  (24,232)    (29,098)
                                                   -------     -------
Land, equipment, buildings, and utilities, net...  $37,331     $33,778
                                                   =======     =======

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

9. INCOME TAXES

     Income tax benefit consists of the following components for the years ended December 31, 2000, 2001, and 2002 (in thousands):

                                                         2000      2001      2002
                                                      ---------   ------   --------
Current income tax expense (benefit)...............   $  (9,103)  $   69   $ (1,523)
Deferred income tax expense (benefit)..............     (26,088)    (168)        --
                                                      ---------   ------   --------
      Total income tax (benefit)...................   $ (35,191)  $  (99)  $ (1,523)
                                                      =========   ======   ========

     A reconciliation of income tax benefit on reported pre-tax income (loss) at statutory rates to actual income tax benefit for the years ended December 31, 2000, 2001, and 2002 is as follows (in thousands):

                                                                      2000                2001                 2002
                                                               ------------------  ------------------   ------------------
                                                                DOLLARS    RATE     DOLLARS    RATE      DOLLARS    RATE
                                                               ---------  -------  ---------  -------   ---------  -------
Income tax expense  (benefit) at statutory rates.............  $(33,275)  (35.0)%  $ (9,523)  (35.0)%   $  7,444    35.0%
State income taxes, net of Federal
 Income tax benefit..........................................    (2,434)   (2.6)%      (846)   (3.1)%        666     3.1%
Deferred tax asset allowance.................................        --      --      16,498    60.6%      (9,804)  (46.1)%
Reconciliation to 2000 tax return............................        --      --      (6,192)  (22.8)%         --      --
Other, primarily permanent differences.......................       518     0.6%        (36)   (0.1)%        171     0.8%
                                                               --------   -----    --------   -----     --------   -----
       Total income tax expense (benefit)....................  $(35,191)  (37.0)%  $    (99)   (0.4)%   $ (1,523)   (7.2)%
                                                               ========   =====    ========   =====     =========  =====

     Deferred income tax assets and liabilities as of December 31, 2001 and 2002 are as follows (in thousands):

                                                              2001       2002
                                                            --------   --------
Deferred tax liabilities:
 Depreciation..........................................     $  3,469   $  4,085
 Installment sales income..............................       95,027     94,518
                                                            --------   --------
     Total deferred tax liabilities....................       98,496     98,603

Deferred tax assets:
 Net  operating  loss  carryforward  - pre  Exchange
  Offer................................................      107,718     75,876
 Net  operating  loss  carryforward  - post Exchange
  Offer................................................           --     23,708
 Impairment of long-lived assets.......................        5,307      5,307
 Alternative minimum tax credit........................        1,563         --
 Other.................................................          406        406
                                                            --------   --------
     Total deferred tax assets.........................      114,994    105,297
                                                            --------   --------

     Net deferred tax liability (asset)................      (16,498)    (6,694)
                                                            ========   ========

     Deferred tax asset allowance......................       16,498      6,694
                                                            --------   --------

     Net deferred tax liability........................     $     --   $     --
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

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2002 (in thousands):

             EXPIRATION DATES
             ----------------
2012......................................  $  8,973
2018......................................    36,372
2019......................................    57,853
2020......................................   132,078
2021......................................    23,383
                                            --------
                                            $258,659
                                            ========

10. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         -------------------
                                                                           2001       2002
                                                                         ---------  --------
$60  million  loan  agreement,   which  contains   certain   financial
   covenants,  due August 2002,  principal  and interest  payable from the  proceeds  obtained on  customer  notes  receivable  pledged as collateral  for the note,  at an interest  rate of LIBOR plus 3.55%
   (additional  draws are no longer  available  under  this  facility;
   upon the completion of the debt restructuring  described in Note 3,
   maturity was extended to August 2003)..............................   $  15,969  $  9,836
$70 million loan agreement,  capacity  reduced by amounts  outstanding under  the  $10  million  inventory  loan  agreement  (and  the $10 million  supplemental  revolving  loan agreement as of December 31,
   2001),  which  contains  certain  financial  covenants,  due August
   2004,  principal and interest payable from the proceeds obtained on customer  notes  receivable  pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (operating  under  forbearance at December  31,  2001;  additional  draws are no longer  available
   under this facility)...............................................      35,614    25,549
$10 million  supplemental  revolving  loan  agreement,  which contains certain  financial  covenants,  due August 2002  (extended to March
   2007 upon  completion of the debt  restructuring  described in Note
   3),  principal and interest  payable from the proceeds  obtained on customer  notes  receivable  pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (revolving  under  forbearance
   at December 31, 2001)..............................................       9,468     8,536
$75 million revolving loan agreement, which contains certain financial covenants, due April 2005, principal and interest payable from the proceeds obtained on customer notes receivable pledged as
   collateral for the note, at an interest rate of LIBOR plus 3.00%
   (revolving under forbearance at December 31, 2001; upon completion of the debt restructuring described in Note 3, the revolving loan agreement was amended to limit the outstanding balance to $72 million, consisting of $56.9 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $15.1 million term loan with
   an interest rate of 8%; both facilities mature March 2007).........      71,072    46,078
$15.1  million  term loan with an  interest  rate of 8%,  maturing  in
   March 2007)........................................................          --    14,665
$75  million   revolving  loan  agreement,   which  contains   certain
   financial  covenants,  due November  2005,  principal  and interest payable from the  proceeds  obtained on customer  notes  receivable pledged as  collateral  for the note,  at an interest rate of LIBOR plus 2.67% (revolving under  forbearance at December 31, 2001; upon completion  of the  debt  restructuring  described  in Note 3,  the revolving  loan  agreement  was  amended  to limit the  outstanding balance to $71 million,  consisting of $56.1 million  revolver with an  interest  rate of  LIBOR  plus 3% with a 6%  floor  and a $14.9 million  term loan with an  interest  rate of 8%;  both  facilities
   mature March 2007).................................................      69,734    44,288
$14.9  million  term loan with an  interest  rate of 8%,  maturing  in
   March 2007)........................................................          --    14,461
$10.2  million  revolving  loan  agreement,   which  contains  certain
   financial  covenants,   due  April  2006,  principal  and  interest
   payable from the  proceeds  obtained on customer  notes  receivable pledged as  collateral  for the note,  at an interest rate of Prime plus 2.00% (revolving under  forbearance at December 31, 2001; upon completion  of the  debt  restructuring  described  in Note 3,  the revolving  loan  agreement  was  amended  to  form a  $8.1  million revolver  with an  interest  rate of Prime  plus 3% with a 6% floor and a $2.1  million  term loan with an  interest  rate of 8%;  both
   facilities mature March 2007)......................................      10,200     6,493
$2.1 million term loan with an interest rate of 8%,  maturing in March
   2007)..............................................................          --     2,078
$45 million  revolving  loan agreement ($55 million as of December 31,
   2001),  which  contains  certain  financial  covenants,  due August
   2005,  principal and interest payable from the proceeds obtained on customer  notes  receivable  pledged as collateral for the note, at an interest  rate of Prime  (Prime  plus 2.00% as of  December  31,
   2001)  (revolving  under  forbearance  at December 31,  2001;  upon completion  of the  debt  restructuring  described  in Note 3,  the revolving  loan  agreement  was  amended  to limit the  outstanding balance to $48 million,  consisting of $38.0 million  revolver with an interest  rate of Federal Funds plus 2.75% with a 6% floor and a
   $10.0  million  term  loan  with  an  interest  rate  of  8%;  both
   facilities mature March 2007)......................................      54,641    31,128
$10 million term loan with an interest  rate of 8%,  maturing in March
   2007)..............................................................          --     9,465
$10  million   inventory  loan  agreement,   which  contains   certain
   financial  covenants,  due August 2002 (extended to March 2007 upon
   completion  of  the  debt  restructuring   described  in  Note  3),
   interest payable  monthly,  at an interest rate of LIBOR plus 3.50%
   (revolving under forbearance at December 31, 2001).................       9,936     9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 31, 2002 (extended to March 2007 upon completion of the debt restructuring described in Note 3), interest payable monthly, at an interest rate of LIBOR plus 3.25%
   (revolving under forbearance at December 31, 2001).................       9,375     9,375
Various   notes,   due  from  January  2002  through   November  2009,
   collateralized by various assets with interest rates ranging from
   0.9% to 17.0% .....................................................       3,227     2,035
                                                                         ---------  --------
      Total notes payable.............................................     289,236   233,923
Capital lease obligations.............................................       5,220     2,490
                                                                         ---------  --------
      Total notes payable and capital lease obligations...............     294,456   236,413

6.0%  senior   subordinated   notes,   due  2007,   interest   payable
   semiannually  on April 1 and  October 1,  guaranteed  by all of the
   Company's present and future domestic restricted  subsidiaries (see
   debt restructuring described in Note 3)............................          --    28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's present and future domestic restricted subsidiaries (in default at
   December 31, 2001; see debt restructuring described in Note 3).....      66,700     9,766
Interest on the 6.0% senior  subordinated  notes,  due 2007,  interest payable  semiannually  on April 1 and October 1,  guaranteed by all
   of  the   Company's   present   and  future   domestic   restricted
   subsidiaries (see debt restructuring described in Note 3)..........          --     7,686
                                                                         ---------  --------
      Total senior subordinated notes.................................      66,700    45,919
                                                                         ---------  --------
      Total...........................................................   $ 361,156  $282,332
                                                                         =========  ========

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

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2002 (in thousands):

2003..............................................          $ 68,517
2004..............................................            56,364
2005..............................................            47,657
2006..............................................            50,204
2007..............................................            49,405
Thereafter........................................            10,185
                                                            --------
      Total.......................................          $282,332
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

                                                             CAPITAL   OPERATING
                                                             LEASES      LEASES
                                                             -------   ----------
2003...............................................          $ 1,389   $  1,977
2004...............................................            1,196      1,659
2005...............................................              238      1,542
2006...............................................                3      1,410
2007...............................................               --      1,287
Thereafter.........................................               --      2,015
                                                             -------   --------
Total minimum future lease payments................            2,826   $  9,890
                                                                       ========
Less amounts representing interest.................             (336)
                                                             -------
Present value of future minimum lease payments.....          $ 2,490
                                                             =======

     Equipment acquired under capital leases consists of the following at December 31, 2001 and 2002 (in thousands):

                                                               2001       2002
                                                             --------   ---------
Amount of equipment under capital leases...................  $15,463    $ 14,487
Less accumulated depreciation..............................   (8,261)     (9,078)
                                                             -------    --------
                                                             $ 7,202    $  5,409
                                                             =======    ========

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

     Stock option transactions during 2000, 2001, and 2002 are summarized as follows:

                                               2000                          2001                          2002
                                    ---------------------------  ----------------------------  ----------------------------
                                                   WEIGHTED                      WEIGHTED                      WEIGHTED
                                                    AVERAGE                       AVERAGE                      AVERAGE
                                     NUMBER        EXERCISE        NUMBER        EXERCISE       NUMBER         EXERCISE
                                    OF SHARES   PRICE PER SHARE  OF SHARES    PRICE PER SHARE  OF SHARES    PRICE PER SHARE
                                    ---------   ---------------  ----------   ---------------  ----------   ---------------
Options outstanding,  beginning of
  year............................  1,477,000      $   15.64      1,551,000      $   14.45      1,078,500      $   14.08
Granted...........................    137,000      $    3.70             --      $      --        460,000      $    0.29
Exercised.........................         --             --             --             --             --             --
Forfeited.........................    (63,000)     $   18.97       (472,500)     $   15.29       (136,500)     $   11.97
                                    ----------     ---------     ----------      ---------     ----------      ---------
Options outstanding, end of year..  1,551,000      $   14.45      1,078,500      $   14.08      1,402,000      $    9.76
                                    =========      =========     ==========      =========     ==========      =========
Exercisable, end of year..........    807,125      $   16.54        807,875      $   15.33        863,500      $   15.17
                                    =========      =========     ==========      =========     ==========      =========

     For stock options outstanding at December 31, 2002:

                                                     WEIGHTED         WEIGHTED                   WEIGHTED AVERAGE
                                     NUMBER OF        AVERAGE         AVERAGE       NUMBER OF    EXERCISE PRICE OF
                                      OPTIONS     EXERCISE PRICE     REMAINING       OPTIONS          OPTIONS
   RANGE OF EXERCISE PRICES         OUTSTANDING     PER OPTION     LIFE IN YEARS   EXERCISABLE      EXERCISABLE
   ------------------------         -----------   --------------   -------------   -----------   -----------------
$16.00 - $25.50 ...............        711,000       $  17.07           5.6          709,500         $  17.07
$7.31 - $7.31 .................        156,000           7.31           7.0          116,500             7.31
$3.59 - $3.69 .................         75,000           3.64           8.0           37,500             3.64
$0.29 - $0.29 .................        460,000           0.29          10.0               --               --
                                     ---------                                       -------
         Total.................      1,402,000                                       863,500
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

                                                                  YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                 DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                     2000          2001           2002
                                                                 ------------  ------------   ------------
Net income (loss) -- as reported.......................           $ (59,880)     $(27,209)     $  22,793
Net income (loss) -- pro forma.........................             (62,076)      (27,900)        22,041

Net income (loss) per share -- as reported: Basic......               (4.65)        (2.11)          0.79
Net income (loss) per share -- as reported: Diluted....               (4.65)        (2.11)          0.79

Net income (loss) per share -- pro forma: Basic........               (4.82)        (2.16)          0.76
Net income (loss) per share -- pro forma: Diluted......               (4.82)        (2.16)          0.76

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

     The following schedule represents amounts due from (to) affiliates at December 31, 2001 and 2002 (in thousands):

                                                                    DECEMBER 31,
                                                                    ------------
                                                                   2001       2002
                                                                 --------    ------
Timeshare owners associations and other, net...................  $    102    $   43
Amount due from Silverleaf Club................................     1,555        --
Amount due from Crown Club.....................................       577       707
                                                                 --------    ------
     Total amounts due from affiliates.........................  $  2,234    $  750
                                                                 ========    ======

Amount due to Silverleaf Club..................................  $    261    $  324
Amount due to SPE..............................................       304     1,897
                                                                 --------    ------
     Total amounts due to affiliates...........................  $    565    $2,221
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

     The Guarantor Subsidiaries had no operations for the years ended December 31, 2000, 2001, and 2002. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2001 and 2002, is as follows (in thousands):

                                                      DECEMBER 31,
                                                     -------------
                                                     2001     2002
                                                     ----     ----
Other assets......................................   $  1     $  1
                                                     ----     ----
      Total assets................................   $  1     $  1
                                                     ====     ====
Investment  by parent  (includes  equity and
  amounts due to parent)..........................   $  1     $  1
                                                     ----     ----
      Total liabilities and equity................   $  1     $  1
                                                     ====     ====

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

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2001 and 2002 is set forth below (in thousands, except per share amounts):

                                                                         FIRST     SECOND      THIRD      FOURTH
                                                                        QUARTER    QUARTER    QUARTER     QUARTER
                                                                        --------   --------   --------   --------
Total revenues
    2002.......................................................         $ 42,083   $ 42,268   $ 44,135   $ 42,054
                                                                        ========   ========   ========   ========
    2001.......................................................         $ 61,828   $ 48,611   $ 44,339   $ 36,555
                                                                        ========   ========   ========   ========
Total costs and operating expenses
    2002.......................................................         $ 44,182   $ 44,520   $ 42,708   $ 42,583
                                                                        ========   ========   ========   ========
    2001.......................................................         $ 70,244   $ 56,591   $ 50,888   $ 40,918
                                                                        ========   ========   ========   ========
Net income (loss)
    2002.......................................................         $ (2,100)  $ 20,077   $  3,885   $    931
                                                                        ========   ========   ========   ========
    2001.......................................................         $ (8,367)  $ (7,930)  $ (6,499)  $( 4,413)
                                                                        ========   ========   ========   ========
Net income (loss) per common share: basic and diluted
    2002.......................................................         $ (0.16)   $   0.71   $   0.11   $   0.03
                                                                        ========   ========   ========   ========
    2001.......................................................         $  (0.65)  $  (0.62)  $  (0.50)  $  (0.34)
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

                                INDEX TO EXHIBIT

EXHIBIT
 NUMBER                                                     DESCRIPTION
-------                 --------------------------------------------------------------------------------
  3.1            --     Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's  Registration Statement on
                        Form S-1, File No. 333-24273).
  3.2            --     Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                        Registrant's Form 10-K for year ended December 31, 1997).
  4.1            --     Form of Stock Certificate of Registrant (incorporated  by reference to Exhibit
                        4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).
  4.2            --     Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                        Fargo Bank Minnesota, National Association, as Trustee, and the  Subsidiary
                        Guarantors for the Company's 10 1/2% Senior Subordinated Notes due 2008
                        (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.3            --     Certificate No. 001 of 101/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Form
                        10-Q for quarter ended March 31, 1998).
  4.4            --     Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                        Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                        Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                        31, 1998).
  4.5            --     Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                        National Association, as Trustee, and the Subsidiary Guarantors for the
                        Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                        Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.6            --     Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                        $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.7            --     Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                        Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                        Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                        (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  9.1            --     Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                        F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).
 10.1            --     Form of Registration Rights Agreement between Registrant and Robert E. Mead
                        (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16,
                        1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.2            --     Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                        Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
 10.3            --     1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                        Form S-1, File No. 333-24273).
 10.4            --     Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
 10.5            --     Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).
 10.6            --     Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                        Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                        (incorporated by reference to Exhibit 10.6 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).
 10.7            --     Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                        1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                        File No. 333-24273).
 10.8            --     Form of Indemnification  Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.9            --     Resort Affiliation and Owners Association Agreement between Resort Condominiums
                        International, Inc., Ascension  Resorts, Ltd., and  Hill Country Resort
                        Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                        Owned Resorts) (incorporated by reference to Exhibit 10.19 to  Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
10.10            --     First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                        Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                        Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                        Shores Club, and Hill Country Resort Condoshare Club  (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).

10.11            --     First Amendment to Management Agreement, dated January 1, 1993, between Master
                        Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                        Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
10.12            --     Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                        Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to
                        Registrant's Form 10-Q for quarter ended September 30, 1997).
10.13            --     Second Amendment to Management Agreement, dated December 31, 1997, between
                        Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                        Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).
10.14            --     Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                        Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to
                        Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.15            --     Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                        River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                        Annual Report on Form 10-K for year ended December 31, 1997).
10.16            --     Letter Agreement dated March 16, 1998, between the Company and Heller
                        Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
10.17            --     Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC (incorporated by reference  to  Exhibit  10.6 to
                        Registrant's Form 10-Q for quarter ended June 30, 1998).
10.18            --     Management Agreement dated October 13, 1998, by and between the Company and
                        Eagle Greens, Ltd. (incorporated  by reference to Exhibit 10.6 to Registrant's
                        Form 10-Q for quarter ended September 30, 1998).
10.19            --     First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                        effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                        Company's Form 10-Q for the quarter ended June 30, 1998).
10.20            --     Amended and Restated Receivables Loan and Security Agreement dated September 1,
                        1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                        1999).
10.21            --     Amended and Restated Inventory Loan and Security Agreement dated September 1,
                        1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                        1999).
10.22            --     Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                        (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).
10.23            --     Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                        Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).
10.24            --     Purchase and Contribution Agreement, dated October  30, 2000, between the
                        Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by  reference to Exhibit 10.4 to Registrant's  Form 10-Q for the quarter ended
                        September 30, 2000.)
10.25            --     Second Amendment to Amended and Restated Receivables Loan and Security
                        Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                        (incorporated by reference to Exhibit 10.1 to  Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.26            --     Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                        Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                        (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.27            --     Amended and Restated Revolving Credit Agreement  dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                        (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.28            --     Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.29            --     Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                        Bank  of  Scotland, as  Lenders and Textron Financial Corporation, as and
                        collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to
                        Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.30            --     First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                        30, 2002, entered into by and between the Company and Textron Financial
                        Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                        10-Q for the quarter ended June 30, 2002).
10.31            --     This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                        30, 2002).
10.32            --     Amended And Restated Receivables Loan and Security Agreement Dated as of April
                        30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                        Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG  Deutsche
                        Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                        National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                        National Association, as the Backup Servicer (incorporated by reference to
                        Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.33            --     Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                        Agreement dated as of October 30, 2000 between the Company and Silverleaf
                        Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's
                        Form 10-Q for the quarter ended June 30, 2002).
10.34            --     Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                        Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.35            --     First Amendment to Amended and Restated Revolving Credit Agreement dated
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