Form 10-Q
period 2003-06-30
SILVERLEAF RESORTS INC
filed 2003-08-13
CIK 1033032

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

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of August 13, 2003: 36,826,906

================================================================================

                                EXPLANATORY NOTE

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS," AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 20 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2002. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and six months ended June 30, 2003 and 2002.........................      3

            Condensed Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002...................................................      4

            Condensed Consolidated Statement of Shareholders' Equity for the
            six months ended June 30, 2003......................................      5

            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2003 and 2002.................................      6

            Notes to the Condensed Consolidated Financial Statements............      7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................     16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..........     24

Item 4.     Controls and Procedures.............................................     25

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................     25

Item 5.     Other Information...................................................     26

Item 6.     Exhibits and Reports on Form 8-K....................................     27

            Signatures..........................................................     28

                    PART I: FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                         ---------------------------------     ---------------------------------
                                                              2003               2002               2003               2002
                                                         --------------     --------------     --------------     --------------
REVENUES:
     Vacation Interval sales                             $       32,480     $       30,148     $       61,037     $       59,587
     Sampler sales                                                  401                875                886              2,198
                                                         --------------     --------------     --------------     --------------
       Total sales                                               32,881             31,023             61,923             61,785

     Interest income                                              8,650              9,182             17,418             19,567
     Management fee income                                          476                783                947                948
     Other income                                                 1,463              1,280              2,670              2,051
                                                         --------------     --------------     --------------     --------------

               Total revenues                                    43,470             42,268             82,958             84,351

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                              5,618              5,485             10,661             11,005
     Sales and marketing                                         17,104             16,793             33,402             32,548
     Provision for uncollectible notes                            6,495              6,028             41,161             11,916
     Operating, general and administrative                        7,018              8,819             13,909             17,602
     Depreciation and amortization                                1,163              1,281              2,345              2,549
     Interest expense and lender fees                             4,221              6,114              8,628             13,082
                                                         --------------     --------------     --------------     --------------

               Total costs and operating expenses                41,619             44,520            110,106             88,702

OTHER INCOME:
     Gain on sale of notes receivable                               898              4,484              2,832              4,484
     Gain on early extinguishment of debt                             -             17,885              1,257             17,885
                                                         --------------     --------------     --------------     --------------

               Total other income                                   898             22,369              4,089             22,369

     Income (loss) before provision for income taxes              2,749             20,117            (23,059)            18,018
     Provision for income taxes                                     (59)               (40)               (72)               (41)
                                                         --------------     --------------     --------------     --------------

NET INCOME (LOSS)                                        $        2,690     $       20,077     $      (23,131)    $       17,977
                                                         ==============     ==============     ==============     ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:             $         0.07     $         0.71     $        (0.63)    $         0.87
                                                         ==============     ==============     ==============     ==============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING:                   36,826,906         28,409,327         36,826,906         20,692,245
                                                         ==============     ==============     ==============     ==============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING:                 37,143,564         28,445,156         36,826,906         20,692,245
                                                         ==============     ==============     ==============     ==============

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                    June 30,       December 31,
                                                                      2003             2002
                                                                  ------------     ------------
                    ASSETS

Cash and cash equivalents                                         $      4,902     $      1,153
Restricted cash                                                          1,540            3,624
Notes receivable, net of allowance for uncollectible notes of
   $51,887 and $28,547, respectively                                   183,767          233,237
Accrued interest receivable                                              2,076            2,325
Investment in Special Purpose Entity                                     6,820            6,656
Amounts due from affiliates                                                776              750
Inventories                                                            103,923          102,505
Land, equipment, buildings, and utilities, net                          32,025           33,778
Land held for sale                                                       1,956            4,545
Prepaid and other assets                                                10,517            9,672
                                                                  ------------     ------------

               TOTAL ASSETS                                       $    348,302     $    398,245
                                                                  ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                             $      7,480     $      7,394
Accrued interest payable                                                 1,271            1,269
Amounts due to affiliates                                                1,954            2,221
Unearned revenues                                                        3,899            3,410
Notes payable and capital lease obligations                            210,145          236,413
Senior subordinated notes                                               45,065           45,919
                                                                  ------------     ------------

               Total Liabilities                                       269,814          296,626
                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, par value $0.01 per share, 100,000,000
     shares authorized, 37,249,006 shares issued, and
     36,826,906 shares outstanding                                         372              372
Additional paid-in capital                                             116,999          116,999
Retained deficit                                                       (33,884)         (10,753)
Treasury stock, at cost (422,100 shares)                                (4,999)          (4,999)
                                                                  ------------     ------------

               Total Shareholders' Equity                               78,488          101,619
                                                                  ------------     ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    348,302     $    398,245
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

                         Common Stock
                  ---------------------------
                    Number of       $0.01        Additional                          Treasury Stock
                     Shares          Par           Paid-in       Retained       ------------------------
                     Issued         Value          Capital        Deficit        Shares          Cost          Total
                  ------------   ------------   ------------   ------------     --------     -----------    -----------
January 1, 2003    37,249,006    $        372   $    116,999   $    (10,753)    (422,100)    $    (4,999)   $   101,619

Net loss                    -               -              -        (23,131)           -               -        (23,131)
                  ------------   ------------   ------------   ------------     --------     -----------    -----------

June 30, 2003      37,249,006    $        372   $    116,999   $    (33,884)    (422,100)    $    (4,999)   $    78,488
                  ============   ============   ============   ============     ========     ===========    ===========

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               -----------------------------
                                                                                   2003             2002
                                                                               ------------     ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                         $    (23,131)    $     17,977
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Provision for uncollectible notes                                             41,161           11,916
       Gain on sale of notes receivable                                              (2,832)          (4,484)
       Gain on early extinguishment of debt                                          (1,257)         (17,885)
       Gain on sale of land held for sale                                              (273)               -
       Depreciation and amortization                                                  2,345            2,549
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                              2,084            1,624
         Notes receivable                                                           (15,726)         (12,810)
         Accrued interest receivable                                                    249              383
         Investment in Special Purpose Entity                                          (164)          (4,482)
         Amounts due to/from affiliates, net                                           (293)           1,259
         Inventories                                                                 (3,386)           1,703
         Prepaid and other assets                                                      (845)          (1,150)
         Accounts payable and accrued expenses                                           86           (2,769)
         Accrued interest payable                                                         2            1,141
         Unearned revenues                                                              489           (1,108)
                                                                               ------------     ------------
            Net cash used in operating activities                                    (1,491)          (6,136)
                                                                               ------------     ------------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                            (592)            (832)
     Proceeds from sale of land held for sale                                         2,862                -
                                                                               ------------     ------------
            Net cash provided by (used in) investing activities                       2,270             (832)
                                                                               ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from borrowings from unaffiliated entities                             45,415           45,374
     Payments on borrowings to unaffiliated entities                                (71,280)         (90,464)
     Proceeds from sales of notes receivable                                         28,835           48,389
                                                                               ------------     ------------
            Net cash provided by financing activities                                 2,970            3,299
                                                                               ------------     ------------

     Net change in cash and cash equivalents                                          3,749           (3,669)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                              1,153            6,204
                                                                               ------------     ------------

     End of period                                                             $      4,902     $      2,535
                                                                               ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                 $      8,006     $      9,794

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Issuance of common stock                                                  $          -     $      7,899
     Issuance of senior subordinated debt                                      $          -     $     28,467
     Retirement of senior subordinated debt                                    $          -     $     56,934

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (the "Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K/A.

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

Cash and Cash Equivalents -- Cash and cash equivalents consist of all highly-liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

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

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired. Actual cancellations and losses experienced represents all notes identified by management as being probable of cancellation. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company.

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

Use of Estimates -- The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes and the future sales plan used to allocate certain inventories to cost of sales.

Recent Accounting Pronouncements--

SFAS No. 146 - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of SFAS No. 146 in the first quarter of 2003 did not have any immediate effect on the Company's results of operations, financial position, or cash flows.

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

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements beginning after June 15, 2003, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations, financial position, or cash flows.

SFAS No. 149 - In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 150 - In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

NOTE 3 - DEBT RESTRUCTURING

While the Company announced the completion of its restructuring and refinancing transactions on May 2, 2002, the Company's ability to continue as a going concern is dependent on other factors as well, including improving the Company's operations. Among other aspects of these revised arrangements, the Company will be required to operate within certain parameters of a revised business model and satisfy the financial covenants set forth in the Amended Senior Credit Facilities, including maintaining a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 52.5%, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.25 to 1.0, and a minimum net income. However, such results cannot be assured.

Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, the Company is in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. Management notified its secured lenders that it was not in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements, which would bring the Company back into compliance. As of August 13, 2003, the secured lenders have not waived the covenant defaults but have continued to fund and have not declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company believes that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material and adverse effect on the Company's operations.

Due to uncertainties similar to those mentioned above, including a history of losses and negative operating cash flows in 2000, 2001, and 2002, the independent auditors report on the Company's financial statements for the period ended December 31, 2002 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

As a result of the loss for the quarter ended March 31, 2003, the Company's SPE was in default of financial covenants with its lender. The lender has subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003.

If the Company is able to resolve the existing covenant compliance issues, future compliance with these covenants will require that improvements be made in two significant aspects of the Company's operations. They are to reduce sales and marketing expense as a percentage of sales and to improve customer credit quality, which the Company believes will result in reduced credit losses. The Company has already implemented changes in its sales and marketing operations, which resulted in compliance with the sales and marketing ratio covenant for the quarter ended June 30, 2003. However, there is no assurance that the Company will remain in compliance with the sales and marketing expense ratio covenant in future periods. The Company has also implemented changes in its sales policies, which resulted in improved customer credit quality for customers purchasing Vacation Intervals in 2003, as compared to customers who purchased in 2002 and before. Management believes that soliciting customers with this level of credit quality will result in compliance with the interest coverage and minimum net income covenants. However, there is no assurance that the Company will remain in compliance with these two covenants as well.

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

NOTE 4 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2003 and 2002:

                                                           Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                       ---------------------------       ---------------------------
                                                          2003             2002             2003             2002
                                                       ----------       ----------       ----------       ----------
Weighted average shares outstanding - basic            36,826,906       28,409,327       36,826,906       20,692,245
Issuance of shares from stock options exercisable       2,540,863          230,000                -                -
Repurchase of shares from stock options proceeds       (2,224,205)        (194,171)               -                -
                                                       ----------       ----------       ----------       ----------
Weighted average shares outstanding - diluted          37,143,564       28,445,156       36,826,906       20,692,245
                                                       ----------       ----------       ----------       ----------

For the six months ended June 30, 2003 and 2002, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling 3,745,479 and 1,403,000 at June 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share for these periods because including such stock options would have been non-dilutive.

NOTE 5 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2003 was approximately 14.7%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.3 million and $1.4 million at June 30, 2003 and 2002, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                          --------------------    --------------------
                                                            2003        2002        2003        2002
                                                          --------    --------    --------    --------
Balance, beginning of period.....................         $240,002    $325,275    $261,784    $333,336
Sales............................................           26,738      27,973      49,998      52,886
Collections......................................          (15,493)    (14,767)    (28,730)    (34,171)
Receivables charged off..........................           (4,107)     (3,722)    (12,298)    (17,292)
Sold notes receivable............................          (11,486)    (58,618)    (35,100)    (58,618)
                                                          --------    --------    --------    --------
Balance, end of period...........................         $235,654    $276,141    $235,654    $276,141
                                                          ========    ========    ========    ========

The Company considers accounts over 60 days past due to be delinquent. As of June 30, 2003, $1.6 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $51.0 million of notes, approximately 22% of total gross notes receivable, would have been considered to be delinquent had the Company not granted payment concessions to the customers at some point since the inception of these notes. The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                          --------------------    --------------------
                                                            2003        2002        2003        2002
                                                          --------    --------    --------    --------
Balance, beginning of period.....................         $ 51,303    $ 47,062    $ 28,547    $ 54,744
Provision for credit losses......................            6,495       6,028      41,161      11,916
Receivables charged off..........................           (4,107)     (3,722)    (12,298)    (17,292)
Allowance related to notes sold..................           (1,804)     (9,864)     (5,523)     (9,864)
                                                          --------    --------    --------    --------
Balance, end of period...........................         $ 51,887    $ 39,504    $ 51,887    $ 39,504
                                                          ========    ========    ========    ========

During the six months ended June 30, 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $28.8 million, which was used to pay down borrowings under its revolving loan facilities.

NOTE 6 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2003             2002
                                                                                         ------------     ------------
$60 million loan agreement, which contains certain financial covenants, due
   August 2003, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under
   this facility).................................................................       $         --     $      9,836
$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% (additional draws are no longer
   available under this facility).................................................             21,188           25,549
$10 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (advances under this facility
   are limited to $9 million).....................................................              7,300            8,536
$56.9 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $63.9 million and the
   outstanding balance under the $15.1 million term loan described below).........             43,144           46,078
$15.1 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   8%.............................................................................             14,287           14,665
$56.1 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $63.0 million and the
   outstanding balance under the $14.9 million term loan described below).........             42,157           44,288

$14.9 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   8%.............................................................................             14,089           14,461
$8.1 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $9.1 million and the
   outstanding balance under the $2.1 million term loan described below)..........              5,914            6,493
$2.1 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   8%.............................................................................              2,024            2,078
$38 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
   an interest rate of Federal Funds plus 2.75% with a 6% floor...................             28,964           31,128
$10 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of
   8%.............................................................................              8,225            9,465
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of
   LIBOR plus 3.50%...............................................................              9,696            9,936
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of
   LIBOR plus 3.25%...............................................................              9,375            9,375

Various notes, due from January 2003 through February 2009, collateralized by
   various assets with interest rates ranging from 0.9% to 12.0%..................              1,826            2,035
                                                                                         ------------     ------------
          Total notes payable.....................................................            208,189          233,923
Capital lease obligations.........................................................              1,956            2,490
                                                                                         ------------     ------------
          Total notes payable and capital lease obligations.......................            210,145          236,413
6.0% senior subordinated notes, due 2007, interest payable semiannually on April
   1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries...............................................             28,467           28,467
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October
   1, guaranteed by all of the Company's present and future domestic restricted
   subsidiaries...................................................................              9,766            9,766
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's
   present and future domestic restricted subsidiaries............................              6,832            7,686
                                                                                         ------------     ------------

          Total senior subordinated notes.........................................             45,065           45,919
                                                                                         ------------     ------------

          Total...................................................................       $    255,210     $    282,332
                                                                                         ============     ============

At June 30, 2003, LIBOR rates were from 1.28% to 1.34%, and the Prime rate was 4.25%. At December 31, 2002, LIBOR rates were from 1.76% to 1.82%, and the Prime rate was 4.25%.

In March 2003, the Company paid off the remaining $8.8 million balance of its $60 million loan agreement, due August 2003, and recognized a $1.3 million gain on early extinguishment of debt.

The Company is not in compliance with certain financial covenants due to the results of the quarter ended March 31, 2003. See Note 3 for a description of these covenant issues.

NOTE 7 - SUBSIDIARY GUARANTEES

As of June 30, 2003, all subsidiaries of the Company, except the SPE, have guaranteed the $45.1 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the six months ended June 30, 2003 and 2002. Combined summarized balance sheet information as of June 30, 2003 for the Guarantor Subsidiaries is as follows (in thousands):

                                                June 30,
                                                  2003
                                                --------
Other assets                                    $      1
                                                --------
  Total assets                                  $      1
                                                ========
Investment by parent (include equity
 and amounts due to parent)                     $      1
                                                --------
  Total liabilities and equity                  $      1

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been ongoing for several years. Discovery continued in the lawsuit during the period ended June 30, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

Bennett et. al. v. Silverleaf Resorts, Inc., District Court, 22nd Judicial District, Comal County, Texas. A purported class action was filed against the Company on October 19, 2001, by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants, and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiffs' request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted from the amended Petition. In their Fourth Amended Petition, the Plaintiffs sought damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also sought rescission of their original purchase contracts with the Company. The Company, Silverleaf Club, and the Plaintiffs have agreed to a mediated settlement of Plaintiffs' claims and have executed a definitive settlement agreement. Under the terms of the settlement, the Company and Silverleaf Club paid the Plaintiffs an aggregate sum of $130,000, and the Plaintiffs conveyed their Vacation Intervals back to the Company and dismissed the action against the Company and Silverleaf Club with prejudice.

Huizar et al v. Silverleaf Resorts, Inc., District Court, 73rd Judicial District, Bexar County, Texas. A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs alleged that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs alleged that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and sought a declaratory judgment. The petition asserted Texas class action allegations and sought recovery of the document preparation fee and treble damages on behalf of both the Plaintiffs and the alleged class they purported to represent, and an injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company and the Plaintiffs have executed a Stipulation and Agreement of Compromise ("Settlement"), which has been preliminarily approved by the court. The court has also certified the class for settlement purposes. The court will hold a fairness hearing in September 2003 to determine if the Settlement is a fair, reasonable, and adequate settlement of the class claims. In accordance with the Settlement, the Company will refund all amounts paid by the named Plaintiffs who will convey their Vacation Interval back to the Company. Additionally, the Company will issue to each timeshare owner who is a member of the class a $275 certificate, which can be used for an upgrade, as a credit on the purchase of an additional Vacation Interval, or for a limited stay at one of the Company's resorts. The Company estimates that there are approximately 16,400 members of the class. The Settlement also provides for payment of the named Plaintiffs' attorney fees in the amount of $400,000, plus expenses. Upon the entry of the final order by the court that the Settlement is fair, the Company will be released from all liability with respect to the settled claims, and the action will be dismissed by the named Plaintiffs and the class with prejudice.

In January 2003, a group of eight related individuals and entities who were then holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased by the eight claimants for an aggregate purchase price of

$3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes were not in default and the Company denied all liability with regard to the alleged claims of these eight claimants. No litigation was filed against the Company or any of its affiliates by these eight claimants; however, on February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP, alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. In order to resolve this issue with these eight claimants, the Company agreed on June 16, 2003 to rescind the purchases of the 10 1/2% Notes held by the claimants. Under the terms of the settlement, which was closed on July 10, 2003, the Company acquired all the 10 1/2% Notes held by the eight claimants. Additionally, the Company received a full and complete release of any claims which the eight claimants alleged to hold against the Company, or any of its present or former officers, directors, or affiliates, regarding purchases of the 10 1/2% Notes or common stock of the Company. Additionally, the eight claimants agreed to release their alleged claims against Deloitte & Touche and to dismiss with prejudice the above-described lawsuit which the eight claimants filed against Deloitte & Touche in February 2003. On July 23, 2003, the Company cancelled all the 10 1/2% Notes acquired from these eight claimants. The face amount of the cancelled 10 1/2% Notes was $7,620,000. The Company paid a cash settlement to the claimants of $2,393,383, which resulted in a one-time gain to the Company of approximately $5.1 million for early extinguishment of debt. This gain will be recognized by the Company in its quarter ending September 30, 2003. As a part of the settlement, the Company also agreed to pay $75,000 towards the eight claimants' legal fees.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of June 30, 2003, Silverleaf Club's related note payable balance was $1.2 million.

NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for stock options using the intrinsic value method. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of said grants, the Company's net income (loss) and net income (loss) per share would have been the following pro-forma amounts for the six months ended June 30, 2003 and 2002:

                                                  JUNE 30,          JUNE 30,
                                                    2003              2002
                                                ------------      ------------
Net income (loss), as reported                  $    (23,131)     $     17,977
Stock-based compensation expense recorded
   under the intrinsic value method                       --                --
Pro forma stock-based compensation expense
   computed under the fair value method
                                                        (248)             (580)
                                                ------------      ------------
Pro forma net income (loss)                     $    (23,379)     $     17,397
                                                ============      ============

Net income (loss) per share, basic and
diluted
         As reported                            $      (0.63)     $       0.87
         Pro forma                              $      (0.63)     $       0.84

The fair value of the stock options granted during the six months ended June 30, 2003 and 2002 were $0.32 and $0.29, respectively. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 145.3% to 211.1% for all grants, risk-free interest rates which vary for each grant and range from 4.2% to 6.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

NOTE 10 - SUBSEQUENT EVENTS

In July 2003, the Company recognized a gain on early extinguishment of debt of $5.1 million, related to the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008.

In July 2003, the Company recognized a pre-tax loss of approximately $44,000 related to the sale of its management rights and unsold timeshare inventory in seven timeshare resorts the Company had managed since 1998. In conjunction with this sale, the Company received approximately $1.3 million in cash, notes, and other consideration, $1 million of which will be received over the next twenty-four months. Due to liquidity concerns announced by the Company in the first quarter of 2001, the Company discontinued its efforts to sell timeshare intervals in these seven resorts in 2001. The Company pursued a sale of its rights in these seven managed resorts so that it could concentrate its development, sales, and marketing efforts at the resorts it owns in Texas, Missouri, Illinois, Massachusetts, and Georgia. The proceeds of this sale will be used by the Company to pay down borrowings under its revolving loan facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K/A for the year ended December 31, 2002.

As of June 30, 2003, the Company owned and/or operated 19 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 131,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                        ---------------------                 ---------------------
                                                        2003             2002                 2003             2002
                                                        ----             ----                 ----             ----
As a percentage of total revenues:
      Vacation Interval sales                           74.7%            71.3%                73.6%            70.7%
      Sampler sales                                      0.9%             2.1%                 1.1%             2.6%
                                                       -----            -----                -----            -----
           Total sales                                  75.6%            73.4%                74.7%            73.3%

      Interest income                                   19.9%            21.7%                21.0%            23.2%
      Management fee income                              1.1%             1.9%                 1.1%             1.1%
      Other income                                       3.4%             3.0%                 3.2%             2.4%
                                                       -----            -----                -----            -----
           Total revenues                              100.0%           100.0%               100.0%           100.0%

As a percentage of Vacation Interval sales:
      Cost of Vacation Interval sales                   17.3%            18.2%                17.5%            18.5%
      Provision for uncollectible notes                 20.0%            20.0%                67.4%            20.0%

As a percentage of total sales:
      Sales and marketing                               52.0%            54.1%                53.9%            52.7%

As a percentage of total revenues:
      Operating, general and administrative             16.1%            20.9%                16.8%            20.9%
      Depreciation and amortization                      2.7%             3.0%                 2.8%             3.0%

As a percentage of interest income:
      Interest expense and lender fees                  48.8%            66.6%                49.5%            66.9%

As a percentage of total revenues:
      Gain on sale of notes receivable                   2.1%            10.6%                 3.4%             5.3%
      Gain on early extinguishment of debt               0.0%            42.3%                 1.5%            21.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

Revenues for the quarter ended June 30, 2003 were $43.5 million, representing a $1.2 million or 2.8% increase from revenues of $42.3 million for the quarter ended June 30, 2002. The increase is primarily due to increased Vacation Interval sales.

Vacation Interval sales increased $2.3 million to $32.5 million during the second quarter of 2003, up from $30.1 million in the same period of 2002. For the quarter ended June 30, 2003, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, increased 2.2% to 1,832 from 1,792 in the second quarter of 2002. The average price per interval, excluding upgrades, decreased to $9,838 in the second quarter of 2003 versus $11,062 for the second quarter of 2002 due to a shift in sales mix to less expensive intervals in 2003. Total Vacation Interval sales for the second quarter of 2003 included 188 biennial intervals (counted as 94 Vacation Intervals) compared to 250 (125 Vacation Intervals) in the second quarter of 2002. During the second quarter of 2003, 1,153 upgrade in-house Vacation Intervals were sold at an average price of $6,663, compared to 2,045 upgrade in-house Vacation Intervals sold at an average price of $4,898 during the comparable 2002 period. In 2003, the Company's in-house sales force also sold 889 second Vacation Intervals to existing owners at an average sales price of $7,620, which when combined with upgrade sales generated an increase of $4.1 million in in-house sales.

Sampler sales decreased $474,000 to $401,000 for the quarter ended June 30, 2003, compared to $875,000 for the same period in 2002. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the second quarter of 2002 relate to 2000 sales, when the Company had significantly higher sales volume.

Interest income decreased 5.8% to $8.7 million for the quarter ended June 30, 2003, from $9.2 million for the same period of 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $307,000 to $476,000 for the second quarter of 2003, versus $783,000 for the second quarter of 2002, due to cash reserves left at the management clubs at June 30, 2003 to fund future refurbishments.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $183,000 to $1.5 million for the second quarter of 2003 compared to $1.3 million for the same period of 2002. The increase primarily relates to increased water and utilities income.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 17.3% during the second quarter of 2003 versus 18.2% for the same period of 2002 primarily due to increased sales prices of upgrades in 2003 compared to 2002. Overall, the $133,000 increase in cost of sales in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to the increase in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 52.0% for the quarter ended June 30, 2003, from 54.1% for the same period of 2002. The percentage decrease resulted from an increase in upgrade sales prices in 2003 without a proportionate increase in sales and marketing expense. The $311,000 overall increase in sales and marketing expense is primarily attributable to the development of new upgrade and second-week ownership marketing programs in 2003 that did not exist in 2002.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained unchanged at 20.0% for the second quarters of both 2003 and 2002.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 16.1% for the second quarter of 2003, from 20.9% for the same period of 2002. Overall, operating, general and administrative expense decreased by $1.8 million for the second quarter of 2003, as compared to the same period of 2002. This was partially due to $1.3 million of professional fees that were incurred in the second quarter of 2002 associated with the restructuring of the Company. No such fees were incurred in the second quarter of 2003.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.7% for the quarter ended June 30, 2003 versus 3.0% for the same quarter of 2002. Overall, depreciation and amortization expense decreased $118,000 for the second quarter of 2003, as compared to 2002, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 48.8% for the second quarter of 2003, from 66.6% for the same period of 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the debt restructuring completed in May

2002, offset by decreased interest income as described above. Also, the Company's weighted average cost of borrowing decreased to 6.1% in the second quarter of 2003 compared to 6.4% in the second quarter of 2002.

Gain on Sale of Notes Receivable

Gain on sale of notes receivable was $898,000 for the second quarter of 2003, compared to $4.5 million in the same period of 2002. The gain in the quarter ended June 30, 2003 resulted from the sale of $11.5 million of notes receivable to the SPE. The gain in the same quarter of 2002 resulted from the sale of $58.7 million of notes receivable to the SPE.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0 for the quarter ended June 30, 2003, compared to $17.9 million in the same period of 2002. The gain in 2002 resulted from the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes in connection with the restructuring of the Company's debt, completed in May 2002.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $2.7 million for the quarter ended June 30, 2003, as compared to $20.1 million for the quarter ended June 30, 2002, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 2.1% in the second quarter of 2003, as compared to 0.2% for the second quarter of 2002. The effective income tax rate is the result of the 2002 and 2003 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income

Net income decreased to $2.7 million for the quarter ended June 30, 2003, as compared to $20.1 million for the quarter ended June 30, 2002, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

Revenues for the six months ended June 30, 2003 were $83.0 million, representing a $1.4 million or 1.7% decrease from revenues of $84.4 million for the six months ended June 30, 2002. The decrease is primarily due to reduced sampler sales and interest income, partially offset by increased Vacation Interval sales and other income.

Vacation Interval sales increased $1.5 million to $61.0 million during the first six months of 2003, up from $59.6 million in the same period of 2002. For the six months ended June 30, 2003, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 11.8% to 3,261 from 3,696 in the first six months of 2002. The average price per interval decreased to $10,355 in the first six months of 2003 versus $10,553 for the first six months of 2002. Total Vacation Interval sales for the first six months of 2003 included 435 biennial intervals (counted as 218 Vacation Intervals) compared to 762 (381 Vacation Intervals) in the first six months of 2002. During the first two quarters of 2003, 2,201 upgrade in-house Vacation Intervals were sold at an average price of $6,386, compared to 4,231 upgrade in-house Vacation Intervals sold at an average price of $4,792 during the comparable 2002 period. In the first half of 2003, the Company's in-house sales force also sold 1,652 second Vacation Intervals to existing owners at an average sales price of $7,999, which when combined with upgrade sales generated an increase of $6.7 million in in-house sales.

Sampler sales decreased $1.3 million to $886,000 for the six months ended June 30, 2003, compared to $2.2 million for the same period in 2002. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first half of 2002 relate to 2000 sales, when the Company had significantly higher sales volume.

Interest income decreased 11.0% to $17.4 million for the six months ended June 30, 2003, from $19.6 million for the same period of 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income remained constant at $947,000 for the six months ended June 30, 3003 compared to $948,000 for the same period of 2002.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $619,000 to $2.7 million for the first six months of 2003 compared to $2.1 million for the same period of 2002. The increase primarily relates to a $273,000 gain associated with the sale of land located in Las Vegas, Nevada, as well as increased water and utilities income.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 17.5% during the first half of 2003 versus 18.5% for the same period of 2002 primarily due to increased sales prices of upgrades in 2003 compared to 2002. The overall decrease of $344,000 in cost of sales in the first six months of 2003 compared to the same period of 2002 was due to a decline in Vacation Intervals sold in those comparative periods.

Sales and Marketing

Sales and marketing costs as a percentage of total sales increased to 53.9% for the six months ended June 30, 2003, from 52.7% for the same period of 2002. The percentage increase resulted from a $854,000 increase of sales and marketing expense from 2002 to 2003, which generated only a $1.5 million increase in Vacation Interval sales from 2002 to 2003. The $854,000 increase in sales and marketing expense is primarily attributable to the development of new upgrade and second-week ownership marketing programs in 2003 that did not exist in 2002. In addition, it appears that job uncertainty and the global unrest that existed throughout the first half of 2003 had a negative impact on touring families willingness to purchase Vacation Intervals, as the number of sales presentations made in the first half of 2003 was approximately 1.5% lower than in 2002, but 11.8% fewer Vacation Intervals were purchased.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased substantially in the first half of 2003 to 67.4% compared to 20.0% for the first half of 2002. Management observed that cancellations in the first quarter of 2003 significantly exceeded the level expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

- the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

- certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company's class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

- the estimate of cancellations in years 7, 8, and 9 after a sale were increased, resulting in an increase of $1.6 million,

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

The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 22.0% of gross notes receivable as of June 30, 2003 compared to 10.9% at

December 31, 2002. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 16.8% for the first half of 2003, from 20.9% for the same period of 2002. Overall, operating, general and administrative expense decreased by $3.7 million for the first half of 2003, as compared to the same period of 2002. This was partially due to $2.0 million of professional fees that were incurred in the first six months of 2002 associated with the restructuring of the Company. In addition, the Company incurred $1.0 million of audit fees in the first half of 2002 related to the completion of the 2000 audit. No such fees were incurred in the first six months of 2003.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.8% in the first half of 2003 compared to 3.0% in the first half of 2002. Overall, depreciation and amortization expense decreased $204,000 for the first six months of 2003, as compared to 2002, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 49.5% for the first half of 2003, from 66.9% for the same period of 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the debt restructuring completed in May 2002, offset by decreased interest income as described above. Also, the Company's weighted average cost of borrowing decreased to 6.1% in the first half of 2003 compared to 6.5% in the same period of 2002.

Gain on Sale of Notes Receivable

Gain on sale of notes receivable was $2.8 million for the first six months of 2003, compared to $4.5 million in the same period of 2002. The gain in the first half of 2003 resulted from the sale of $35.1 million of notes receivable to the SPE in the first six months of 2003. The gain in the same period of 2002 resulted from the sale of $58.7 million of notes receivable to the SPE.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $1.3 million for the six months ended March 31, 2003, compared to $17.9 million in the same period of 2002. The gain in 2003 resulted from the early extinguishment of the $8.8 million remaining balance of the Company's $60 million loan agreement, which would have been due August 2003. The gain in 2002 resulted from the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes in connection with the restructuring of the Company's debt, completed in May 2002.

Income (Loss) before Provision for Income Taxes

Income (loss) before provision for income taxes decreased to a loss of $23.1 million for the six months ended June 30, 2003, as compared to income of $18.0 million for the six months ended June 30, 2002, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income (loss) before provision for income taxes was 0.3% in the first half of 2003, as compared to 0.2% for the same period of 2002. The effective income tax rate is the result of the 2002 and 2003 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) decreased to a loss of $23.1 million for the six months ended June 30, 2003, as compared to income of $18.0 million for the six months ended June 30, 2002, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL COVENANTS. Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, the Company is in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of
1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. Management notified its secured lenders that it was not in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements which would bring the Company back into compliance. As of August 13, 2003, the secured lenders have not waived the covenant defaults but have continued to fund and have not declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company believes that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material and adverse effect on the Company's operations.

SOURCES OF CASH. The Company generates cash primarily from the cash received from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2003, the Company's operating activities reflected cash used in operating activities of $1.5 million. During the same period of 2002, the Company's operating activities reflected cash used in operating activities of $6.1 million. In 2003, the decrease in cash used in operating activities was primarily the result of an increase in waterfall payments from the SPE and a decrease in operational payments due to timing.

During the six months ended June 30, 2003, net cash provided by financing activities was $3.0 million compared to $3.3 million in the comparable 2002 period. The decrease in cash provided by financing activities was the result of decreased proceeds from sales of notes receivable of $19.6 million in 2003 versus 2002, partially offset by a $19.2 million reduction in payments on borrowings against pledged notes receivable. At June 30, 2003, the Company's revolving credit facilities provided for loans of up to $232.4 million of which approximately $207.4 million of principal and interest related to advances under the credit facilities was outstanding. For the six months ended June 30, 2003, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.1%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement has the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. At June 30, 2003, the SPE held notes receivable totaling $120.2 million, with related borrowings of

$97.8 million. The Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

During the six months ended June 30, 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $28.8 million, which was used to pay down borrowings under its revolving loan facilities.

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

USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions. However, net cash provided by investing activities for the six months ended June 30, 2003 was $2.3 million compared to net cash used in investing activities of $832,000 during the same period of 2002. The increase in net cash provided by investing activities relates to proceeds from the sale of land held for sale of $2.9 million in 2003 and a reduction in equipment purchases in 2003. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the six months ended June 30, 2003, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $206.4 million at June 30, 2003, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at June 30, 2003, on the Company's results of operations for the first six months of 2003 would be approximately $1.0 million, or approximately $0.03 per share.

At June 30, 2003, the carrying value of the Company's notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company's notes receivable are increased or perceived to be above market rates, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.5 million or approximately $0.15 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the period covered by this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been ongoing for several years. Discovery continued in the lawsuit during the period ended June 30, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

Bennett et. al. v. Silverleaf Resorts, Inc., District Court, 22nd Judicial District, Comal County, Texas. A purported class action was filed against the Company on October 19, 2001, by Plaintiffs who each purchased Vacation Intervals from the Company. The Plaintiffs alleged that the Company violated the Texas Deceptive Trade Practices Act and the Texas Timeshare Act by failing to deliver to them complete copies of the contracts for the purchase of the Vacation Intervals as they did not receive a complete legal description of the Hill Country Resort as attached to the Declaration of Restrictions, Covenants, and Conditions of the Resort. The Plaintiffs also claimed that the Company violated various provisions of the Texas Deceptive Trade Practices Act with respect to the maintenance fees charged by the Company to its Vacation Interval owners. In November 2002, the Court denied the Plaintiffs' request for class certification. In March 2003, additional Plaintiffs joined the case, and a Fourth Amended Petition was filed against the Company and Silverleaf Club alleging additional violations of the Texas Deceptive Trade Practices Act, breach of fiduciary duty, negligent misrepresentation, and fraud. The class allegations were also deleted from the amended Petition. In their Fourth Amended Petition, the Plaintiffs sought damages in the amount of $1.5 million, plus reasonable attorneys fees and court costs. The Plaintiffs also sought rescission of their original purchase contracts with the Company. The Company, Silverleaf Club, and the Plaintiffs have agreed to a mediated settlement of Plaintiffs' claims and have executed a definitive settlement agreement. Under the terms of the settlement, the Company and Silverleaf Club paid the Plaintiffs an aggregate sum of $130,000, and the Plaintiffs conveyed their Vacation Intervals back to the Company and dismissed the action against the Company and Silverleaf Club with prejudice.

Huizar et al v. Silverleaf Resorts, Inc., District Court, 73rd Judicial District, Bexar County, Texas. A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs alleged that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs alleged that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and sought a declaratory judgment. The petition asserted Texas class action allegations and sought recovery of the document preparation fee and treble damages on behalf of both the Plaintiffs and the alleged class they purported to represent, and an injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company and the Plaintiffs have executed a Stipulation and Agreement of Compromise ("Settlement"), which has been preliminarily approved by the court. The court has also certified the class for settlement purposes. The court will hold a fairness hearing in September 2003 to determine if the Settlement is a fair, reasonable, and adequate settlement of the class claims. In accordance with the Settlement, the Company will refund all amounts paid by the named Plaintiffs who will convey their Vacation Interval back to the Company. Additionally, the Company will issue to each timeshare owner who is a member of the class a $275 certificate, which can be used for an upgrade, as a credit on the purchase of an additional Vacation Interval, or for a limited stay at one of the Company's resorts. The Company estimates that there are approximately 16,400 members of the class. The Settlement also provides for payment of the named Plaintiffs' attorney fees in the amount of $400,000, plus expenses. Upon the entry of the final order by the court that the Settlement is fair, the Company will be released from all liability with respect to the settled claims, and the action will be dismissed by the named Plaintiffs and the class with prejudice.

In January 2003, a group of eight related individuals and entities who were then holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased by the eight claimants for an aggregate purchase price of $3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes were not in default and the Company denied all liability with regard to the alleged claims of these eight claimants. No litigation was filed against the Company or any of its affiliates by these eight claimants; however, on February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP, alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. In order to resolve this issue with these eight claimants, the Company agreed on June 16, 2003 to rescind the purchases of the 10 1/2% Notes held by the claimants. Under the terms of the settlement, which was closed on July 10, 2003, the Company acquired all the 10 1/2% Notes held by the eight claimants. Additionally, the Company received a full and complete release of any claims which the eight claimants alleged to hold against the Company, or any of its present or former officers, directors, or affiliates, regarding purchases of the 10 1/2% Notes or common stock of the Company. Additionally, the eight claimants agreed to release their alleged claims against Deloitte & Touche and to dismiss with prejudice the above-described lawsuit which the eight claimants filed against Deloitte & Touche in February 2003. On July 23, 2003, the Company cancelled all the 10 1/2% Notes acquired from these eight claimants. The face amount of the cancelled 10 1/2% Notes was $7,620,000. The Company paid a cash settlement to the claimants of $2,393,383, which resulted in a one-time gain to the Company of approximately $5.1 million for early extinguishment of debt. This gain will be recognized by the Company in its quarter ending September 30, 2003. As a part of the settlement, the Company also agreed to pay $75,000 towards the eight claimants' legal fees.

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

ITEM 5. OTHER INFORMATION

National Do-Not-Call Rules -- The Company relies heavily on telemarketing activities to arrange tours of its resorts to potential customers. On July 3, 2003, the Federal Communications Commission ("FCC") released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on the Company's telemarketing activities. The FCC will implement, in conjunction with the Federal Trade

Commission ("FTC"), a national do-not-call list, which will apply to both interstate and intrastate commercial telemarketing calls. The FTC expects that approximately 60 million telephone numbers will be registered on the national do-not-call list by mid-2004, which could sharply limit the number of contacts the Company will be able to make through its telemarketing activities. The Company will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom the Company has an established business relationship. The Company's use of autodialers to call potential customers in its database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. The Company cannot currently determine the impact that these new regulations could have on the Company's sales; however, wide-spread registration of telephone numbers on the national do-not-call list and the restrictions on the use of autodialers by the Company could negatively affect the Company's sales and marketing efforts and require the Company to use less effective, more expensive alternative marketing methods. Various telemarketing industry trade groups have filed lawsuits against the FCC seeking relief from the implementation of these rules and regulations by the FCC. The Company cannot predict what success these lawsuits may have.

Disposition of Managed Resort Assets -- In July 2003, the Company sold its management rights and unsold timeshare inventory in seven timeshare resorts the Company has managed since 1998. In connection with this sale, the Company will receive consideration of approximately $1.3 million in cash, notes, and other consideration over the next twenty-four months. The seven timeshare resorts included in this sale of management rights and timeshare inventory are (i) Alpine Bay located in Alpine, Alabama, (ii) Beach Mountain Lakes located in Drums, Pennsylvania, (iii) Treasure Lake located in Dubois, Pennsylvania, (iv) Foxwood Hills located in Westminister, South Carolina, (v) Hickory Hills located in Gautier, Mississippi, (vi) Lake Tansi Village located in Crossville, Tennessee, and (vii) Westwood Manor located in Bridgeport, Texas. The Company originally acquired the management rights and unsold inventory of timeshare intervals in these seven resorts from Crown Resorts Co., LLC in May 1998. Due to liquidity concerns announced by the Company in the first quarter of 2001, the Company discontinued its efforts to sell timeshare intervals in these seven resorts in 2001. The Company pursued a sale of its rights in these seven managed resorts so that it could concentrate its development, sales, and marketing activities at the resorts it owns in Texas, Missouri, Illinois, Massachusetts, and Georgia. The proceeds of this sale related to these seven managed resorts will be used by the Company to repay debt to senior lenders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed herewith.

         10.1 Contract of Sales dated August 17, 2002 between the Registrant and Fairfield Resorts, Inc.

         10.2 First Amendment To Contract Of Sale dated November 27, 2002 between the Registrant and Fairfield Resorts, Inc.

         10.3 First Amendment to Contract of Sale dated December 23, 2002 between the Registrant and Fairfield Resorts, Inc.

         10.4 Second Amendment and Waiver Agreement dated as of June 19, 2003 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 30, 2002, among Silverleaf Finance I, Inc.; the Registrant; Autobahn Funding Company LLC; DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main; U.S. Bank Trust National Association; and Wells Fargo Bank Minnesota, National Association

         10.5 Contract of Sale dated June 17, 2003 between the Registrant, Richard W. Dickson and Robert G. Garner

         31.1 Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2003:

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003                          By: /s/ ROBERT E. MEAD
                                                    -----------------------
                                                    Robert E. Mead
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Dated: August 13, 2003                          By: /s/ HARRY J. WHITE, JR.
                                                    -----------------------
                                                    Harry J. White, Jr.
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------  -------------------------------------------------------------
10.1     Contract of Sales dated August 17, 2002 between the Registrant and Fairfield Resorts, Inc.

10.2 First Amendment To Contract Of Sale dated November 27, 2002 between the Registrant and Fairfield Resorts, Inc.

10.3 First Amendment to Contract of Sale dated December 23, 2002 between the Registrant and Fairfield Resorts, Inc.

10.4     Second Amendment and Waiver Agreement dated as of June 19,
         2003 to the Amended and Restated Receivables Loan and Security
         Agreement dated as of April 30, 2002, among Silverleaf Finance
         I, Inc.; the Registrant; Autobahn Funding Company LLC; DZ Bank
         AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main;
         U.S. Bank Trust National Association; and Wells Fargo Bank
         Minnesota, National Association

10.5     Contract of Sale dated June 17, 2003 between the Registrant,
         Richard W. Dickson and Robert G. Garner

31.1     Certification of Chief Executive Officer Pursuant to Rule
         15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer Pursuant to Rule
         15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.