Form 10-K/A
period 2002-12-31
SILVERLEAF RESORTS INC
filed 2003-10-20
CIK 1033032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

EXHIBIT
 NUMBER                                          DESCRIPTION
-------           --------------------------------------------------------------------------------
  3.1      --     Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                  Form S-1, File No. 333-24273).
  3.2      --     Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                  Registrant's Form 10-K for year ended December 31, 1997).
  4.1      --     Form of Stock Certificate of Registrant (incorporated by reference to Exhibit
                  4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                  Statement on Form S-1, File No. 333-24273).
  4.2      --     Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                  Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary
                  Guarantors for the Company's 10 1/2% Senior Subordinated Notes due  2008
                  (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.3      --     Certificate No. 001 of 101/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Form
                  10-Q for quarter ended March 31, 1998).
  4.4      --     Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                  Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                  Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                  31, 1998).
  4.5      --     Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                  National Association, as Trustee, and the Subsidiary Guarantors for the
                  Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                  Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.6      --     Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                  $28,467,000  (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.7      --     Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                  Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                  Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                  (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  9.1      --     Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                  F. Mead  (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).
 10.1      --     Form of Registration Rights Agreement between Registrant and Robert E. Mead
                  (incorporated by reference to Exhibit  10.1 to Amendment No. 1 dated May 16,
                  1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.2      --     Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                  Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
 10.3      --     1997 Stock Option Plan of Registrant  (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                  Form S-1, File No. 333-24273).
 10.4      --     Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein  (incorporated by reference to Exhibit  10.4 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).
 10.5      --     Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                  S-1, File No. 333-24273).
 10.6      --     Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                  Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                  (incorporated by reference to Exhibit  10.6 to Registrant's Registration
                  Statement on Form S-1, File No. 333-24273).
 10.7      --     Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                  1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                  File No. 333-24273).
 10.8      --     Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.9      --     Resort Affiliation and Owners Association Agreement between Resort Condominiums
                  International, Inc., Ascension Resorts, Ltd., and Hill Country Resort
                  Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                  Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).
10.10      --     First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                  Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                  Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                  Shores Club, and Hill Country Resort Condoshare Club  (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                  Registration Statement on Form S-1, File No. 333-24273).

10.11       --     First Amendment to Management Agreement, dated January 1, 1993, between Master
                   Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                   Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                   Registration Statement on Form S-1, File No. 333-24273).
10.12       --     Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                   Timber Creek Resort Club (incorporated by reference to Exhibit  10.13 to
                   Registrant's Form 10-Q for quarter ended September 30, 1997).
10.13       --     Second Amendment to Management Agreement, dated December 31, 1997, between
                   Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                   Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).
10.14       --     Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                   Oak N' Spruce Resort Club  (incorporated by reference to Exhibit  10.34 to
                   Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.15       --     Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                   River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                   Annual Report on Form 10-K for year ended December 31, 1997).
10.16       --     Letter Agreement dated March  16, 1998,  between the Company and Heller
                   Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
10.17       --     Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC (incorporated by reference to Exhibit  10.6 to
                   Registrant's Form 10-Q for quarter ended June 30, 1998).
10.18       --     Management Agreement dated October 13, 1998, by and between the Company and
                   Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant's
                   Form 10-Q for quarter ended September 30, 1998).
10.19       --     First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                   effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                   Company's Form 10-Q for the quarter ended June 30, 1998).
10.20       --     Amended and Restated Receivables Loan and Security Agreement dated September 1,
                   1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                   1999).
10.21       --     Amended and Restated Inventory Loan and Security Agreement dated September 1,
                   1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                   1999).
10.22       --     Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                   (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).
10.23       --     Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                   Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).
10.24       --     Purchase and Contribution Agreement, dated October 30, 2000, between the
                   Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended
                   September 30, 2000.)
10.25       --     Second Amendment to Amended and Restated Receivables Loan and Security
                   Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                   (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.26       --     Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                   Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                   (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.27       --     Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                   (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.28       --     Amended And Restated Loan, Security And Agency Agreement  (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.29       --     Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                   Bank of Scotland, as Lenders and Textron Financial Corporation, as and
                   collateral agent ("Agent") (incorporated by reference to Exhibit  10.5 to
                   Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.30       --     First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                   30, 2002, entered into by and between the Company and Textron Financial
                   Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                   10-Q for the quarter ended June 30, 2002).
10.31       --     This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation  (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                   30, 2002).
10.32       --     Amended And Restated Receivables Loan and Security Agreement Dated as of April
                   30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                   Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG Deutsche
                   Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                   National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                   National Association, as the Backup Servicer (incorporated by reference to
                   Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.33       --     Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                   Agreement dated as of October 30, 2000 between the Company and Silverleaf
                   Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's
                   Form 10-Q for the quarter ended June 30, 2002).
10.34       --     Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                   Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.35       --     First Amendment to Amended and Restated Revolving Credit Agreement dated
                   September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank
                   (incorporated by reference to Exhibit 10.35 of the Registrant's Form 10-K for the year ended December 31, 2002).

 10.36      --     Resort Affiliation Agreement between Interval International, Inc. and Beartown
                   Development Inc., as the predecessor of the Company with respect to the Oak N'
                   Spruce Resort in Lee, Massachusetts (incorporate by reference to Exhibit 10.36 of the Registrant's Form 10-K/A filed on July 29, 2003 for the year ended
                   December 31, 2002).
*21.1       --     Subsidiaries of Silverleaf Resorts, Inc.
*31.1       --     Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the
                   Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*31.2       --     Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the
                   Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.
*32.1       --     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,
                   as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2       --     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on October 17, 2003.

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

             SIGNATURE                               TITLE                    DATE
             ---------                               -----                    ----
/s/ ROBERT E. MEAD                       Chairman of the Board and        October 17, 2003
-------------------------------------    Chief Executive Officer
  Robert E. Mead                         (Principal Executive Officer)

/s/ HARRY J. WHITE, JR,                  Chief Financial Officer          October 17, 2003
------------------------------------     (Principal Financial
 Harry J. White, Jr.                     and Accounting Officer)

/s/ J. RICHARD BUDD, III                 Director                         October 17, 2003
------------------------------------
  J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR.                Director                         October 17, 2003
------------------------------------
  James B. Francis, Jr.

/s/ HERBERT B. HIRSCH                    Director                         October 17, 2003
------------------------------------
  Herbert B. Hirsch

/s/ R. JANET WHITMORE                    Director                         October 17, 2003
------------------------------------
 R. Janet Whitmore

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

     Investment in Special Purpose Entity -- The Company is party to a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20 and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company's maximum exposure to loss regarding its involvement with the SPE.

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

     In the event cash flows from the notes receivable held by the SPE are sufficient to pay all debt service obligations, fees, and expenses, the Company may receive distributions from the SPE. For the years ended December 31, 2002 and 2001, the Company received $6.5 million and $1.4 million, respectively, in cash distributions from the SPE.

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

     Under the terms of the revolving credit agreement, the Registrant has no obligation to repurchase defaulted receivables sold to the SPE. If the obligor on a receivable sold to the SPE defaults, the Registrant, as servicer, is required to follow agreed upon collection procedures on behalf of the SPE. In the event these collection procedures are unsuccessful, the SPE may sell the defaulted asset at auction. The credit agreement with the SPE's lender provides that the Registrant is not precluded from bidding at an auction held to sell defaulted Vacation Intervals; however, the credit agreement also provides that the Registrant may not bid less than the net fair market value of the defaulted Vacation Interval, which by agreement with the SPE's lender will be at least 15% of the original acquisition price paid by the obligator for the defaulted Vacation Interval. For the year ended December 31, 2002, the Registrant paid approximately $171,000 at public auction to repurchase defaulted Vacation Intervals from its SPE. No defaulted Vacation Intervals were repurchased from its SPE during the years ended December 31, 2000 or 2001.

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

                                INDEX TO EXHIBIT

EXHIBIT
 NUMBER                                                     DESCRIPTION
-------                 --------------------------------------------------------------------------------
  3.1            --     Charter of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated May 16, 1997 to Registrant's  Registration Statement on
                        Form S-1, File No. 333-24273).
  3.2            --     Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to
                        Registrant's Form 10-K for year ended December 31, 1997).
  4.1            --     Form of Stock Certificate of Registrant (incorporated  by reference to Exhibit
                        4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).
  4.2            --     Amended and Restated Indenture dated May 2, 2002, between the Company, Wells
                        Fargo Bank Minnesota, National Association, as Trustee, and the  Subsidiary
                        Guarantors for the Company's 10 1/2% Senior Subordinated Notes due 2008
                        (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.3            --     Certificate No. 001 of 101/2% Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Form
                        10-Q for quarter ended March 31, 1998).
  4.4            --     Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull's
                        Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel,
                        Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March
                        31, 1998).
  4.5            --     Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota,
                        National Association, as Trustee, and the Subsidiary Guarantors for the
                        Company's 6% Senior Subordinated Notes due 2007 (incorporated by reference to
                        Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.6            --     Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of
                        $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  4.7            --     Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc.,
                        Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull's Eye
                        Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc.
                        (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
  9.1            --     Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith
                        F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant's Form 10-K for the year ended December 31, 1999).
 10.1            --     Form of Registration Rights Agreement between Registrant and Robert E. Mead
                        (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16,
                        1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.2            --     Employment Agreement with Harry J. White, Jr. (incorporated by Reference to
                        Exhibit 10.1 to Registrant's Form 10-Q for quarter ended June 30, 1998).
 10.3            --     1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on
                        Form S-1, File No. 333-24273).
 10.4            --     Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
 10.5            --     Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form
                        S-1, File No. 333-24273).
 10.6            --     Revolving Loan and Security Agreement, dated October 1996, by CS First Boston
                        Mortgage Capital Corp. ("CSFBMCC") and Silverleaf Vacation Club, Inc.
                        (incorporated by reference to Exhibit 10.6 to Registrant's Registration
                        Statement on Form S-1, File No. 333-24273).
 10.7            --     Amendment No. 1 to Revolving Loan and Security Agreement, dated November 8,
                        1996, between CSFBMCC and Silverleaf Vacation Club, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-1,
                        File No. 333-24273).
 10.8            --     Form of Indemnification  Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
 10.9            --     Resort Affiliation and Owners Association Agreement between Resort Condominiums
                        International, Inc., Ascension  Resorts, Ltd., and  Hill Country Resort
                        Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing
                        Owned Resorts) (incorporated by reference to Exhibit 10.19 to  Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
10.10            --     First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among
                        Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the
                        Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney
                        Shores Club, and Hill Country Resort Condoshare Club  (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).

10.11            --     First Amendment to Management Agreement, dated January 1, 1993, between Master
                        Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to
                        Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant's
                        Registration Statement on Form S-1, File No. 333-24273).
10.12            --     Silverleaf Club Agreement dated September 25, 1997, between Registrant and
                        Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to
                        Registrant's Form 10-Q for quarter ended September 30, 1997).
10.13            --     Second Amendment to Management Agreement, dated December 31, 1997, between
                        Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to
                        Registrant's Annual Report on Form 10-K for year Ended December 31, 1997).
10.14            --     Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and
                        Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to
                        Registrant's Annual Report on Form 10-K for year ended December 31, 1997).
10.15            --     Master Club Agreement, dated November 13, 1997, between Master Club and Fox
                        River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant's
                        Annual Report on Form 10-K for year ended December 31, 1997).
10.16            --     Letter Agreement dated March 16, 1998, between the Company and Heller
                        Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).
10.17            --     Bill of Sale and Blanket Assignment dated May 28, 1998, between the Company and Crown Resort Co., LLC (incorporated by reference  to  Exhibit  10.6 to
                        Registrant's Form 10-Q for quarter ended June 30, 1998).
10.18            --     Management Agreement dated October 13, 1998, by and between the Company and
                        Eagle Greens, Ltd. (incorporated  by reference to Exhibit 10.6 to Registrant's
                        Form 10-Q for quarter ended September 30, 1998).
10.19            --     First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc.,
                        effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the
                        Company's Form 10-Q for the quarter ended June 30, 1998).
10.20            --     Amended and Restated Receivables Loan and Security Agreement dated September 1,
                        1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30,
                        1999).
10.21            --     Amended and Restated Inventory Loan and Security Agreement dated September 1,
                        1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30,
                        1999).
10.22            --     Second Amendment to 1997 Stock Option Plan dated November 19, 1999
                        (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).
10.23            --     Eighth Amendment to Management Agreement, dated March 9, 1999, between the
                        Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).
10.24            --     Purchase and Contribution Agreement, dated October  30, 2000, between the
                        Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by  reference to Exhibit 10.4 to Registrant's  Form 10-Q for the quarter ended
                        September 30, 2000.)
10.25            --     Second Amendment to Amended and Restated Receivables Loan and Security
                        Agreement dated April 30, 20002 between the Company and Heller Financial, Inc.
                        (incorporated by reference to Exhibit 10.1 to  Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.26            --     Fourth Amendment to Second Amended and Restated Inventory Loan and Security
                        Agreement dated April 30, 2002 between the Company and Heller Financial, Inc.
                        (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.27            --     Amended and Restated Revolving Credit Agreement  dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank
                        (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.28            --     Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.29            --     Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and
                        Bank  of  Scotland, as  Lenders and Textron Financial Corporation, as and
                        collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to
                        Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.30            --     First Amendment To Loan And Security Agreement (Tranche C), dated as of April
                        30, 2002, entered into by and between the Company and Textron Financial
                        Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form
                        10-Q for the quarter ended June 30, 2002).
10.31            --     This Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June
                        30, 2002).
10.32            --     Amended And Restated Receivables Loan and Security Agreement Dated as of April
                        30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the
                        Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG  Deutsche
                        Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust
                        National Association, as the Agent's Bank, and Wells Fargo Bank Minnesota,
                        National Association, as the Backup Servicer (incorporated by reference to
                        Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.33            --     Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution
                        Agreement dated as of October 30, 2000 between the Company and Silverleaf
                        Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's
                        Form 10-Q for the quarter ended June 30, 2002).
10.34            --     Employment Agreement dated April 18, 2002 between the Company and Sharon K.
                        Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.35            --     First Amendment to Amended and Restated Revolving Credit Agreement dated
                        September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank
                        (incorporated by reference to Exhibit 10.35 of the Registrant's Form 10-K for the year ended December 31, 2002).

 10.36           --     Resort Affiliation Agreement between Interval International, Inc. and Beartown
                        Development Inc., as the predecessor of the Company with respect to the Oak
                        N' Spruce Resort in Lee, Massachusetts (incorporate by reference to Exhibit
                        10.36 of the Registrant's Form 10-K/A filed on July 29, 2003 for the year ended
                        December 31, 2002).
*21.1            --     Subsidiaries of Silverleaf Resorts, Inc.
*31.1            --     Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the
                        Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.
*31.2            --     Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the
                        Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.
*32.1            --     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2            --     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------

*    Filed herewith