Form 10-Q
period 2003-09-30
SILVERLEAF RESORTS INC
filed 2003-11-14
CIK 1033032

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

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding of the issuer's Common Stock, par value $0.01 per share, as of November 14, 2003: 36,826,906

================================================================================

                                EXPLANATORY NOTE

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS "BELIEVE," "INTEND," "ANTICIPATE," "EXPECTS," AND WORDS OF SIMILAR IMPORT, ARE "FORWARD-LOOKING STATEMENTS" AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY'S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 20 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FILED ON OCTOBER 20, 2003 FOR THE YEAR ENDED DECEMBER 31, 2002. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

                            SILVERLEAF RESORTS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Condensed Consolidated Statements of Income for the three months
            and nine months ended September 30, 2003 and 2002 ..................        3

            Condensed Consolidated Balance Sheets as of September 30, 2003
            and December 31, 2002 ..............................................        4

            Condensed Consolidated Statement of Shareholders' Equity for the
            nine months ended September 30, 2003 ...............................        5

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2003 and 2002 ...........................        6

            Notes to the Condensed Consolidated Financial Statements ...........        7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................       16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .........       24

Item 4.     Controls and Procedures ............................................       25

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..................................................       26

Item 5.     Other Information ..................................................       27

Item 6.     Exhibits and Reports on Form 8-K ...................................       28

            Signatures .........................................................       28

                    PART I: FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                        -------------------------------       -------------------------------
                                                            2003               2002               2003               2002
                                                        ------------       ------------       ------------       ------------
REVENUES:
     Vacation Interval sales                            $     34,132       $     32,179       $     95,169       $     91,766
     Sampler sales                                               389                848              1,275              3,046
                                                        ------------       ------------       ------------       ------------
       Total sales                                            34,521             33,027             96,444             94,812

     Interest income                                           8,570              9,056             25,988             28,624
     Management fee income                                       300                483              1,247              1,431
     Other income                                              1,486              1,569              4,156              3,620
                                                        ------------       ------------       ------------       ------------

               Total revenues                                 44,877             44,135            127,835            128,487

COSTS AND OPERATING EXPENSES:
     Cost of Vacation Interval sales                           5,871              5,828             16,531             16,832
     Sales and marketing                                      16,654             17,288             50,056             49,837
     Provision for uncollectible notes                         6,827              6,436             47,988             18,352
     Operating, general and administrative                     7,378              7,296             21,288             24,898
     Depreciation and amortization                             1,116              1,248              3,461              3,797
     Interest expense and lender fees                          3,835              4,612             12,463             17,694
                                                        ------------       ------------       ------------       ------------

               Total costs and operating expenses             41,681             42,708            151,787            131,410

OTHER INCOME:
     Gain on sale of notes receivable                              -                897              2,832              5,381
     Gain on early extinguishment of debt                      5,118                  -              6,376             17,885
                                                        ------------       ------------       ------------       ------------

               Total other income                              5,118                897              9,208             23,266

     Income (loss) before (provision) benefit for
        income taxes                                           8,314              2,324            (14,744)            20,343
     (Provision) benefit for income taxes                        (10)             1,561                (83)             1,519
                                                        ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                       $      8,304       $      3,885       $    (14,827)      $     21,862
                                                        ============       ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE             $       0.23       $       0.11       $      (0.40)      $       0.84
                                                        ============       ============       ============       ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                 36,826,906         36,826,906         36,826,906         26,129,567
                                                        ============       ============       ============       ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING               36,826,906         36,926,568         36,826,906         26,135,186
                                                        ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

                SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share amounts)

                                                                   September 30,    December 31,
                                                                        2003            2002
                                                                   --------------   ------------
                                                                    (Unaudited)
                  ASSETS

Cash and cash equivalents                                           $    5,411       $    1,153
Restricted cash                                                          1,541            3,624
Notes receivable, net of allowance for uncollectible notes of
   $52,257 and $28,547, respectively                                   191,174          233,237
Accrued interest receivable                                              2,150            2,325
Investment in Special Purpose Entity                                     5,349            6,656
Amounts due from affiliates                                                289              750
Inventories                                                            103,045          102,505
Land, equipment, buildings, and utilities, net                          30,596           33,778
Land held for sale                                                       1,956            4,545
Prepaid and other assets                                                 9,417            9,672
                                                                    ----------       ----------

               TOTAL ASSETS                                         $  350,928       $  398,245
                                                                    ==========       ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                               $    6,880       $    7,394
Accrued interest payable                                                   957            1,269
Amounts due to affiliates                                                1,383            2,221
Unearned revenues                                                        3,725            3,410
Notes payable and capital lease obligations                            214,600          236,413
Senior subordinated notes                                               36,591           45,919
                                                                    ----------       ----------

               Total Liabilities                                       264,136          296,626
                                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized                                -                -
Common stock, par value $0.01 per share, 100,000,000
     shares authorized, 37,249,006 shares issued, and
     36,826,906 shares outstanding                                         372              372
Additional paid-in capital                                             116,999          116,999
Retained deficit                                                       (25,580)         (10,753)
Treasury stock, at cost (422,100 shares)                                (4,999)          (4,999)
                                                                    ----------       ----------

               Total Shareholders' Equity                               86,792          101,619
                                                                    ----------       ----------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  350,928       $  398,245
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

                             Common Stock
                       -------------------------
                        Number of        $0.01       Additional                           Treasury Stock
                         Shares           Par         Paid-in        Retained       --------------------------
                         Issued          Value        Capital         Deficit         Shares           Cost           Total
                       ----------     ----------     ----------     ----------      ----------      ----------      ----------
January 1, 2003        37,249,006     $      372     $  116,999     $  (10,753)       (422,100)     $   (4,999)     $  101,619

Net loss                        -              -              -        (14,827)              -               -         (14,827)
                       ----------     ----------     ----------     ----------      ----------      ----------      ----------

September 30, 2003     37,249,006     $      372     $  116,999     $  (25,580)       (422,100)     $   (4,999)     $   86,792
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

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                  2003           2002
                                                                               ----------     ----------
OPERATING ACTIVITIES:
     Net income (loss)                                                         $  (14,827)    $   21,862
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Provision for uncollectible notes                                           47,988         18,352
       Gain on sale of notes receivable                                            (2,832)        (5,381)
       Gain on early extinguishment of debt                                        (6,376)       (17,885)
       Gain on sale of land held for sale                                            (273)             -
       Loss on sale of Crown management properties                                     44              -
       Depreciation and amortization                                                3,461          3,797
       Increase (decrease) in cash from changes in assets and liabilities:
         Restricted cash                                                            2,083          1,624
         Notes receivable                                                         (29,833)       (25,591)
         Accrued interest receivable                                                  175            360
         Investment in Special Purpose Entity                                       1,307         (4,411)
         Amounts due to/from affiliates, net                                       (1,004)           932
         Inventories                                                               (2,635)           515
         Prepaid and other assets                                                     928         (1,912)
         Income tax receivable                                                          -            164
         Accounts payable and accrued expenses                                       (397)          (913)
         Accrued interest payable                                                    (140)         1,273
         Unearned revenues                                                            697         (1,763)
                                                                               ----------     ----------
            Net cash used in operating activities                                  (1,634)        (8,977)
                                                                               ----------     ----------

INVESTING ACTIVITIES:
     Purchases of land, equipment, buildings, and utilities                        (1,073)        (1,428)
     Proceeds from sale of land held for sale                                       2,862            616
                                                                               ----------     ----------
            Net cash provided by (used in) investing activities                     1,789           (812)
                                                                               ----------     ----------

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                      66,896         66,501
     Payments on borrowings                                                       (91,628)      (116,290)
     Proceeds from sales of notes receivable                                       28,835         57,168
                                                                               ----------     ----------
            Net cash provided by financing activities                               4,103          7,379
                                                                               ----------     ----------

     Net change in cash and cash equivalents                                        4,258         (2,410)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                            1,153          6,204
                                                                               ----------     ----------
     End of period                                                             $    5,411     $    3,794
                                                                               ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                 $   12,454     $   13,746
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Issuance of common stock                                                  $        -     $    7,899
     Issuance of senior subordinated debt                                      $        -     $   28,467
     Retirement of senior subordinated debt                                    $        -     $   56,934
     Note receivable from sale of assets                                       $    1,000     $        -

            See notes to condensed consolidated financial statements.

                    SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (the "Company") presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on October 20, 2003. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K/A.

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

A provision for estimated customer returns is calculated and netted against Vacation Interval sales. Customer returns represent cancellations of sales transactions in which the customer fails to make the first installment payment.

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

Utilities, services, and other income are recognized on an accrual basis in the period the services are provided.

Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period as the related sales.

Cash and Cash Equivalents -- Cash and cash equivalents consist of highly-liquid investments with an original maturity of three months or less from date of purchase. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

Restricted Cash -- Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash restricted for repayment of debt.

Investment in Special Purpose Entity -- The Company is party to a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate - 4.3%; expected accounts paid in full as a result of upgrades - 6.2%; expected credit losses - 8.1%; discount rate - 19%; base interest rate - 4.4%; agent fee - 2%; and loan servicing fees - 1%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company's maximum exposure to loss regarding its involvement with the SPE.

Provision for Uncollectible Notes -- Such provision is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. Credit losses take three forms. The first is the full cancellation of the note, whereby the customer is relieved of the obligation and the Company recovers the underlying inventory. The second form is a deemed cancellation, whereby the Company records the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. The third form is the note receivable reduction that occurs when a customer trades a higher value product for a lower value product. In estimating the allowance, the Company projects future cancellations, net of recovery of the related inventory, for each sales year by using its historical cancellation experience.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were subsequently reacquired. Actual cancellations and losses experienced represents all notes identified by management as being probable of cancellation. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company.

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

Use of Estimates -- The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates are included in the allowance for uncollectible notes, investment in SPE, and the future sales plan used to allocate certain inventories to cost of sales.

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

FIN No. 46 - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires existing unconsolidated variable interest entities, as defined, to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies to financial statements beginning after December 15, 2003, related to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations, financial position, or cash flows.

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

Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, the Company is in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. In addition, due to the results for the nine months ended September 30, 2003, the Company is in default of one of the financial covenants described above. The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Management notified its secured lenders that it was not in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements, which would bring the Company back into compliance. The lenders have not waived the covenant defaults but have continued to fund and have not declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company believes that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material adverse effect on the Company's operations.

Due to uncertainties similar to those mentioned above, including a history of losses and negative operating cash flows in 2000, 2001, and 2002, the independent auditors report on the Company's financial statements for the period ended December 31, 2002 contains an explanatory paragraph concerning the Company's ability to continue as a going concern.

As a result of the loss for the quarter ended March 31, 2003, the Company's SPE was in default of financial covenants with its lender. The lender has subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003.

If the Company is able to resolve the existing covenant compliance issues, future compliance with these covenants will require that improvements be made in two significant aspects of the Company's operations. They are to reduce sales and marketing expense as a percentage of sales and to improve customer credit quality, which the Company believes will result in reduced credit losses. The Company has already implemented changes in its sales and marketing operations, which resulted in compliance with the sales and marketing ratio covenant for the quarters ended June 30, 2003 and September 30, 2003. However, there is no assurance that the Company will remain in compliance with the sales and marketing expense ratio covenant in future periods. The Company has also implemented changes in its sales policies, which resulted in improved customer credit quality for customers purchasing Vacation Intervals in 2003, as compared to customers who purchased in 2002 and before. Management believes that soliciting customers with this level of credit quality will result in compliance with the interest coverage and minimum net income covenants. However, there is no assurance that the Company will remain in compliance with these two covenants as well.

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

NOTE 4 - EARNINGS PER SHARE

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2002:

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------     --------------------------
                                                         2003            2002           2003            2002
                                                      ----------      ----------     ----------      ----------
Weighted average shares outstanding - basic           36,826,906      36,826,906     36,826,906      26,129,567
Issuance of shares from stock options exercisable              -         460,000              -         232,300
Repurchase of shares from stock options proceeds               -        (360,338)             -        (226,681)
                                                      ----------      ----------     ----------      ----------
Weighted average shares outstanding - diluted         36,826,906      36,926,568     36,826,906      26,135,186
                                                      ==========      ==========     ==========      ==========

For the three and nine months ended September 30, 2003, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling 3,705,479 and 1,403,000 at September 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share for these periods because including such stock options would have been non-dilutive.

NOTE 5 - NOTES RECEIVABLE

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2003 was approximately 14.8%.
In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.4 million and $1.3 million at September 30, 2003 and 2002, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                 -------------------------     -------------------------
                                    2003           2002           2003           2002
                                 ----------     ----------     ----------     ----------
Balance, beginning of period ..  $  235,654     $  276,141     $  261,784     $  333,336
Sales .........................      28,895         27,247         78,893         80,229
Collections ...................     (14,661)       (12,470)       (43,391)       (46,736)
Receivables charged off .......      (6,457)        (8,246)       (18,755)       (25,538)
Sold notes receivable .........          --        (10,622)       (35,100)       (69,241)
                                 ----------     ----------     ----------     ----------
Balance, end of period ........  $  243,431     $  272,050     $  243,431     $  272,050
                                 ==========     ==========     ==========     ==========

The Company considers accounts over 60 days past due to be delinquent, and cancels all notes when they become 91 days past due. At September 30, 2003, $2.9 million of notes were between 61 and 90 days past due, and considered deliquent. An additional $48.3 million of notes, approximately 20% of total gross notes receivable, would have been considered to be delinquent had the Company not granted payment concessions to the customers at some point since the inception of these notes. The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  ---------------------------       ---------------------------
                                                                     2003             2002             2003             2002
                                                                  ----------       ----------       ----------       ----------
Balance, beginning of period...............................       $   51,887       $   39,504       $   28,547       $   54,744
Provision for credit losses ...............................            6,827            6,436           47,988           18,352
Receivables charged off ...................................           (6,457)          (8,246)         (18,755)         (25,538)
Allowance related to notes sold ...........................               --           (1,866)          (5,523)         (11,730)
                                                                  ----------       ----------       ----------       ----------
Balance, end of period.....................................       $   52,257       $   35,828       $   52,257       $   35,828
                                                                  ==========       ==========       ==========       ==========

During the nine months ended September 30, 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $28.8 million, which was used to pay down borrowings under its revolving loan facilities.

NOTE 6 - DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2003 and December 31, 2002 (in thousands):

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                         2003           2002
                                                                                    -------------  ------------
$60 million loan agreement, which contains certain financial covenants, due
   August 2003, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55% (additional draws are no longer available under
    this facility) .............................................................      $     --       $  9,836

$70 million loan agreement, capacity reduced by amounts outstanding under the
   $10 million inventory loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate  of LIBOR plus 2.65% (additional draws are no longer
   available under this facility) .............................................         18,988         25,549

$10 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% (advances under this facility
   are limited to $9 million) .................................................          8,477          8,536

$56.9 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $63.9 million and the  outstanding balance under the $15.1 million term loan described
   below) .....................................................................         48,084         46,078

$15.1 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate
   of 8% ......................................................................         14,099         14,665

$56.1 million revolving loan agreement, which contains certain financial covenants,

   due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $63.0 million and the outstanding
   balance under the $14.9 million term loan described below) .................         41,111         44,288

$14.9 million term loan, which contains certain financial covenants, due March
   2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate
   of 8% ......................................................................         13,903         14,461

$8.1 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 3% with a 6% floor (maximum advances under this facility are limited to the difference between $9.1 million and the
   outstanding balance under the $2.1 million term loan described below) ......          6,683          6,493

$2.1 million term loan, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for
   the note, at an interest rate of 8% ........................................          1,997          2,078

$38 million revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at
   an interest rate of Federal Funds plus 2.75% with a 6% floor ...............         30,630         31,128

$10 million term loan, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for
   the note, at an interest rate of 8% ........................................          8,100          9,465

$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at
   an interest rate of LIBOR plus 3.50% .......................................          9,696          9,936

$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of
   LIBOR plus 3.25% ...........................................................          9,375          9,375

Various notes, due from April 2004 through February 2009, collateralized by
   various assets with interest rates ranging from 0.9% to 10.3% ..............          1,749          2,035
                                                                                      --------       --------
          Total notes payable .................................................        212,892        233,923
Capital lease obligations .....................................................          1,708          2,490
                                                                                      --------       --------
          Total notes payable and capital lease obligations ...................        214,600        236,413

6.0% senior subordinated notes, due 2007, interest payable semiannually on
   April 1 and October 1, guaranteed by all of the Company's present and future
   domestic restricted subsidiaries ...........................................         28,467         28,467

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October
   1, guaranteed by all of the Company's present and future domestic restricted
   subsidiaries ...............................................................          2,146          9,766

Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company's
   present and future domestic restricted subsidiaries ........................          5,978          7,686
                                                                                      --------       --------

          Total senior subordinated notes .....................................         36,591         45,919
                                                                                      --------       --------

          Total ...............................................................       $251,191       $282,332
                                                                                      ========       ========

The Company's ability to borrow any new amounts under its loan agreements with all its current senior lenders will expire on March 31, 2004. The Company is currently negotiating amendments to those agreements which would extend the time period during which the Company could continue to borrow under those agreements; however, there can be no assurances that the Company will be successful in obtaining these amendments. Failure to extend the period during which the Company may continue to borrow funds under the bank loan agreements or to obtain alternative lines of credit would materially impact the Company's liquidity and ability to finance its operations at existing levels and would likely result in a sharp curtailment of the Company's current operations.

At September 30, 2003, LIBOR rates were from 1.11% to 1.28%, and the Prime rate was 4.00%. At December 31, 2002, LIBOR rates were from 1.76% to 1.82%, and the Prime rate was 4.25%.

In March 2003, the Company paid off the remaining $8.8 million balance of its $60 million loan agreement, due August 2003, and recognized a $1.3 million gain on early extinguishment of debt.

In July 2003, the Company recognized a gain on early extinguishment of debt of $5.1 million, related to the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008.

The Company is not in compliance with certain financial covenants. See Note 3 for a description of these covenant issues.

NOTE 7 - SUBSIDIARY GUARANTEES

As of September 30, 2003, all subsidiaries of the Company, except the SPE, have guaranteed the $36.6 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2003 and 2002. Combined summarized balance sheet information as of September 30, 2003 for the Guarantor Subsidiaries is as follows (in thousands):

                                                    September 30,
                                                        2003
                                                    ------------
Other assets                                        $          1
                                                    ------------
  Total assets                                      $          1
                                                    ============

Investment by parent (includes equity
  and amounts due to parent)                        $          1
                                                    ------------
  Total liabilities and equity                      $          1
                                                    ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri, and Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Stone County, Missouri. The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been ongoing for several years. Discovery continued in the lawsuit during the period ended September 30, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The second action is scheduled for trial in June 2004.

Huizar et al v. Silverleaf Resorts, Inc., District Court, 73rd Judicial District, Bexar County, Texas. A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs alleged that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs alleged that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and sought a declaratory judgment. The petition asserted Texas class action allegations and sought recovery of the document preparation fee and treble damages on behalf of both the Plaintiffs and the alleged class they purported to represent, and an injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company and the Plaintiffs executed a Stipulation and Agreement of Compromise ("Settlement"), which was determined by the Court to be a fair, reasonable, and adequate settlement of the class claims at a hearing held on September 4, 2003. In accordance with the Settlement, the Company has refunded all amounts paid by the two named Plaintiffs who conveyed their Vacation Interval back to the Company. Additionally, the Company will issue to each timeshare owner who was a member of the class a $275 certificate, which can be used for an upgrade, as a credit on the purchase of an additional Vacation Interval, or for a limited stay at one of the Company's resorts. The Company estimates that there are approximately 16,400 members of the class. The Settlement also provided for payment of the named Plaintiffs' attorney fees in the amount of $400,000, plus expenses, both of which were expensed in the quarter ended September 30, 2003. The Company has been released from all liability with respect to the settled claims, and the action has been dismissed by the named Plaintiffs and the class with prejudice.

Other. In January 2003, a group of eight related individuals and entities who were then holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased by the eight claimants for an aggregate purchase price of $3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes were not in default and the Company denied all liability with regard to the alleged claims of these eight claimants. No litigation was filed against the Company or any of its affiliates by these eight claimants; however, on February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP, alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. In order to resolve this issue with these eight claimants, the Company agreed on June 16, 2003 to rescind the purchases of the 10 1/2% Notes held by the claimants. Under the terms of the settlement, which was closed on July 10, 2003, the Company acquired all the 10 1/2% Notes held by the eight claimants. Additionally, the Company received a full and complete release of any claims which the eight claimants alleged to hold against the Company, or any of its present or former officers, directors, or affiliates, regarding purchases of the 10 1/2% Notes or common stock of the Company. Additionally, the eight claimants agreed to release their alleged claims against Deloitte & Touche and to dismiss with prejudice the above-described lawsuit which the eight claimants filed against Deloitte & Touche in February 2003. On July 23, 2003, the Company cancelled all the 10 1/2% Notes acquired from these eight claimants. The face amount of the cancelled 10 1/2% Notes was $7,620,000. The Company paid a cash settlement to the claimants of $2,393,383, which resulted in a one-time gain to the Company of approximately $5.1 million for early extinguishment of debt. This gain was recognized by the Company in its quarter ending September 30, 2003. As a part of the settlement, the Company also agreed to pay $75,000 towards the eight claimants' legal fees.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of September 30, 2003, Silverleaf Club's related note payable balance was $1.1 million.

NOTE 9 - STOCK-BASED COMPENSATION

The Company accounts for stock options using the intrinsic value method. Had compensation cost for the Company's stock option grants been determined based on the fair value at the date of said grants, the Company's net income (loss) and net income (loss) per share would have been the following pro-forma amounts for the nine months ended September 30, 2003 and 2002:

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2003            2002
                                                     --------        --------
Net income (loss), as reported                       $(14,827)       $ 21,862
Stock-based compensation expense recorded
   under the intrinsic value method                        --              --
Pro forma stock-based compensation expense
   computed under the fair value method                  (379)           (680)
                                                     --------        --------
Pro forma net income (loss)                          $(15,206)       $ 21,182
                                                     ========        ========

Net income (loss) per share, basic and diluted

As reported                                 $  (0.40)       $   0.84
Pro forma                                   $  (0.41)       $   0.81

The fair value of the stock options granted during the nine months ended September 30, 2003 and 2002 were $0.32 and $0.29, respectively. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 145.3% to 211.1% for all grants, risk-free interest rates which vary for each grant and range from 4.2% to 6.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

NOTE 10 - SUBSEQUENT EVENTS

In October 2003, the Company recognized a pre-tax gain of $225,000 associated with the sale of land located in Kansas City, Missouri. In conjunction with this sale, the Company received cash consideration of $1.7 million, which was used to pay down borrowings under its credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company's Form 10-K/A filed on October 20, 2003 for the year ended December 31, 2002.

As of September 30, 2003, the Company owned and operated 12 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents an owner base of over 109,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries except Silverleaf Finance I, Inc., all of which are wholly-owned.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company.

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                    ------------------        ------------------
                                                     2003         2002         2003         2002
                                                    -----        -----        -----        -----
As a percentage of total revenues:
  Vacation Interval sales                            76.0%        72.9%        74.4%        71.4%
  Sampler sales                                       0.9%         1.9%         1.0%         2.4%
                                                    -----        -----        -----        -----
    Total sales                                      76.9%        74.8%        75.4%        73.8%

  Interest income                                    19.1%        20.5%        20.3%        22.3%
  Management fee income                               0.7%         1.1%         1.0%         1.1%
  Other income                                        3.3%         3.6%         3.3%         2.8%
                                                    -----        -----        -----        -----
    Total revenues                                  100.0%       100.0%       100.0%       100.0%

As a percentage of Vacation Interval sales:
  Cost of Vacation Interval sales                    17.2%        18.1%        17.4%        18.3%
  Provision for uncollectible notes                  20.0%        20.0%        50.4%        20.0%

As a percentage of total sales:
  Sales and marketing                                48.2%        52.3%        51.9%        52.6%

As a percentage of total revenues:
  Operating, general and administrative              16.4%        16.5%        16.7%        19.4%
  Depreciation and amortization                       2.5%         2.8%         2.7%         3.0%

As a percentage of interest income:
  Interest expense and lender fees                   44.7%        50.9%        48.0%        61.8%

As a percentage of total revenues:
  Gain on sale of notes receivable                    0.0%         2.0%         2.2%         4.2%
  Gain on early extinguishment of debt               11.4%         0.0%         5.0%        13.9%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

Revenues for the quarter ended September 30, 2003 were $44.9 million, representing a $742,000 or 1.7% increase from revenues of $44.1 million for the quarter ended September 30, 2002. The increase was primarily due to increased Vacation Interval sales.

Vacation Interval sales increased $2.0 million to $34.1 million during the third quarter of 2003, up from $32.2 million in the same period of 2002. For the quarter ended September 30, 2003, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 11.4% to 1,839 from 2,075 in the third quarter of 2002. The average price per interval, excluding upgrades, increased to $10,249 in the third quarter of 2003 versus $9,648 for the third quarter of 2002. Total Vacation Interval sales for the third quarter of 2003 included 212 biennial intervals (counted as 106 Vacation Intervals) compared to 175 (88 Vacation Intervals) in the third quarter of 2002. During the third quarter of 2003, 1,364 upgrade in-house Vacation Intervals were sold at an average price of $7,152, compared to 1,814 upgrade in-house Vacation Intervals sold at an average price of $6,172 during the comparable 2002 period. In 2003, the Company's in-house sales force also sold 730 second Vacation Intervals to existing owners at an average sales price of $7,574, compared to 97 second Vacation Intervals at an average sales price of $9,942 during the comparable 2002 period. Combined, third quarter 2003 in-house revenue from upgrades and second week sales increased $3.1 million or 25.7% over third quarter 2002.

Sampler sales decreased $459,000 to $389,000 for the quarter ended September 30, 2003, compared to $848,000 for the same period in 2002. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the third quarters of 2003 and 2002 relate to sales from the first quarters of 2002 and 2001, respectively. The Company had significantly lower sales volume in 2002 versus 2001, which resulted in a reduction in sampler sales recognized by the Company during the third quarter of 2003 versus the same period of 2002.

Interest income decreased 5.4% to $8.6 million for the quarter ended September 30, 2003, from $9.1 million for the same period of 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased $183,000 to $300,000 for the third quarter of 2003, versus $483,000 for the third quarter of 2002, due to the July 2003 sale of the Company's management rights of seven timeshare resorts it had managed since 1998.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income remained relatively constant at $1.5 million for the third quarter of 2003 compared to $1.6 million for the same period of 2002.

Cost of Vacation Interval Sales

Cost of Vacation Interval sales as a percentage of Vacation Interval sales decreased to 17.2% during the third quarter of 2003 versus 18.1% for the same period of 2002 primarily due to increased sales prices of upgrades in 2003 compared to 2002. Overall, the $43,000 increase in cost of Vacation Interval sales in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the increase in Vacation Interval sales.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 48.2% for the quarter ended September 30, 2003, from 52.3% for the same period of 2002. The percentage decrease resulted from an increase in upgrade sales prices in 2003 without a proportionate increase in sales and marketing expense. The $634,000 overall decrease in sales and marketing expense is primarily attributable to cost reductions in the call centers since the third quarter of 2002.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained unchanged at 20.0% for the third quarters of both 2003 and 2002.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained fairly constant at 16.4% for the third quarter of 2003 versus 16.5% for the same period of 2002.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.5% for the quarter ended September 30, 2003 versus 2.8% for the same quarter of 2002. Overall, depreciation and amortization expense decreased $132,000 for the third quarter of 2003, as compared to 2002, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 44.7% for the third quarter of 2003, from 50.9% for the same period of 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the debt restructuring completed in May 2002.

Gain on Sale of Notes Receivable

There was no gain on sale of notes receivable in the third quarter of 2003. The $897,000 gain in the third quarter of 2002 resulted from the sale of $10.6 million of notes receivable to the SPE.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $5.1 million for the quarter ended September 30, 2003, compared to $0 in the same period of 2002. The gain in 2003 resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008, as discussed in Note 8.

Income before (Provision) Benefit for Income Taxes

Income before (provision) benefit for income taxes increased to $8.3 million for the quarter ended September 30, 2003, as compared to $2.3 million for the quarter ended September 30, 2002, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of income before (provision) benefit for income taxes was a provision of 0.1% in the third quarter of 2003, as compared to a benefit of 67.2% for the third quarter of 2002. In the third quarter of 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate is also the result of the 2002 and 2003 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income

Net income increased to $8.3 million for the quarter ended September 30, 2003, as compared to $3.9 million for the quarter ended September 30, 2002, as a result of the above mentioned operating results.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

Revenues for the nine months ended September 30, 2003 were $127.8 million, representing a $652,000 or 0.5% decrease from revenues of $128.5 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced sampler sales and interest income, partially offset by increased Vacation Interval sales and other income.

Vacation Interval sales increased $3.4 million to $95.2 million during the first nine months of 2003, up from $91.8 million in the same period of 2002. For the nine months ended September 30, 2003, the number of Vacation Intervals sold, exclusive of in-house Vacation Intervals, decreased 11.6% to 5,100 from 5,771 in the first nine months of 2002. The average price per interval increased to $10,317 in the first nine months of 2003 versus $10,227 for the first nine months of 2002. Total Vacation Interval sales for the first nine months of 2003 included 647 biennial intervals (counted as 324 Vacation Intervals) compared to 937 (469 Vacation Intervals) in the first nine months of 2002. During the first three quarters of 2003, 3,565 upgrade in-house Vacation Intervals were sold at an average price of $6,679, compared to 6,045 upgrade in-house Vacation Intervals sold at an average price of $5,206 during the comparable 2002 period. In the first nine months of 2003, the Company's in-house sales force also sold 2,382 second Vacation Intervals to existing owners at an average sales price of $7,868, which when combined with upgrade sales generated an increase of $9.8 million in in-house sales.

Sampler sales decreased $1.8 million to $1.3 million for the nine months ended September 30, 2003, compared to $3.0 million for the same period in 2002. Sampler sales are not recognized as revenue until the Company's obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first nine months of 2003 relate to sales from the last half of 2001 and the first quarter of 2002, whereas a significant portion of sampler sales recognized in the first nine months of 2002 relate to sales from the last half of 2000 and the first quarter of 2001.

The Company had significantly lower sales volume during the second half of 2001 and the first quarter of 2002 versus the second half of 2000 and the first quarter of 2001, which resulted in a reduction in sampler sales for the first nine months of 2003 versus the same period of 2002.

Interest income decreased 9.2% to $26.0 million for the nine months ended September 30, 2003, from $28.6 million for the same period of 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

Management fee income, which consists of management fees collected from the resorts' management clubs, can not exceed the management clubs' net income. Management fee income decreased 12.9% to $1.2 million for the first nine months of 2003, from $1.4 million during the same period of 2002. The decrease is attributable to the July 2003 sale of the Company's management rights of seven timeshare resorts it had managed since 1998.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $536,000 to $4.2 million for the first nine months of 2003 compared to $3.6 million for the same period of 2002. The increase primarily relates to a $273,000 gain associated with the sale of land located in Las Vegas, Nevada, as well as increased water and utilities income.

Cost of Vacation Interval Sales

Cost of Vacation Interval sales as a percentage of Vacation Interval sales decreased to 17.4% during the first nine months of 2003 versus 18.3% for the same period of 2002 primarily due to increased sales prices of upgrades in 2003 compared to 2002. The overall decrease of $301,000 in cost of Vacation Interval sales in the first nine months of 2003 compared to the same period of 2002 was due to the lower sales level of Vacation Intervals sold in the current year.

Sales and Marketing

Sales and marketing costs as a percentage of total sales decreased to 51.9% for the nine months ended September 30, 2003, from 52.6% for the same period of 2002. The percentage decrease resulted from an increase in upgrade sales prices in 2003 without a proportionate increase in sales and marketing expense. The $219,000 increase in sales and marketing expense is primarily attributable to the development of new upgrade and second-week ownership marketing programs in 2003 that did not exist in 2002.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales increased substantially in the nine months ended September 30, 2003 to 50.4% compared to 20.0% for the same period of 2002. Management observed that cancellations in the first quarter of 2003 significantly exceeded the level expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

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

The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 21.5% of gross notes receivable as of September 30, 2003 compared to 10.9% at December 31, 2002. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 16.7% for the first nine months of 2003, from 19.4% for the same period of 2002. Overall, operating, general and administrative expense decreased by $3.6 million for the first nine months of 2003, as compared to the same period of 2002. This was partially due to $2.0 million of professional fees that were incurred in the first nine months of 2002 associated with the restructuring of the Company. In addition, the Company incurred $1.0 million of audit fees in the first nine months of 2002 related to the completion of the 2000 audit.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.7% in the first nine months of 2003 compared to 3.0% in the same period of 2002. Overall, depreciation and amortization expense decreased $336,000 for the first nine months of 2003, as compared to 2002, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 48.0% for the first nine months of 2003, from 61.8% for the same period of 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the debt restructuring completed in May 2002.

Gain on Sale of Notes Receivable

Gain on sale of notes receivable was $2.8 million for the first nine months of 2003, compared to $5.4 million in the same period of 2002. The gain in the first nine months of 2003 resulted from the sale of $35.1 million of notes receivable to the SPE in the first nine months of 2003. The gain in the same period of 2002 resulted from the sale of $69.3 million of notes receivable to the SPE.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $6.4 million for the nine months ended September 30, 2003, compared to $17.9 million in the same period of 2002. $5.1 million of the gain in 2003 resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008, as discussed in Note 8. In addition, the Company recognized a gain on early extinguishment of debt of $1.3 million during the first nine months of 2003, related to the early extinguishment of the $8.8 million remaining balance of the Company's $60 million loan agreement, which would have been due August 2003. The gain in 2002 resulted from the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes in connection with the restructuring of the Company's debt, completed in May 2002.

Income (Loss) before (Provision) Benefit for Income Taxes

Income (loss) before (provision) benefit for income taxes decreased to a loss of $14.7 million for the nine months ended September 30, 2003, as compared to income of $20.3 million for the nine months ended September 30, 2002, as a result of the above mentioned operating results.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes as a percentage of income (loss) before (provision) benefit for income taxes was a provision of 0.6% in the first nine months of 2003, as compared to a benefit of 7.5% for the same period of 2002. During the first nine months of 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate is the result of the 2002 and 2003 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) decreased to a loss of $14.8 million for the nine months ended September 30, 2003, as compared to income of $21.9 million for the nine months ended September 30, 2002, as a result of the above mentioned operating results.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL COVENANTS. Due to the results of the quarter ended March 31, 2003, the Company is not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, the Company is in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of
1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. In addition, due to the results for the nine months ended September 30, 2003, the Company is in default of one of the financial covenants described above. The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Management notified its secured lenders that it was not in compliance with the financial covenants, and has begun discussions regarding waivers of the defaults and/or modifications to loan agreements which would bring the Company back into compliance. The lenders have not waived the covenant defaults but have continued to fund and have not declared a default. Management is attempting to negotiate waivers and or modifications of its loan agreements, however, it cannot give any assurances that it will be successful in these negotiations. Although the Company believes that it will receive relief from its lenders and that its lenders will continue to fund the Company's operations until negotiations can be completed, there can be no assurance that the Company's lenders will continue to fund its operations. A refusal by its lenders to continue funding will have a material and adverse effect on the Company's operations. Additionally, the Company's ability to borrow any new amounts under its loan agreements with all its current senior lenders will expire on March 31, 2004. The Company is currently negotiating amendments to those agreements which would extend the time period during which the Company could continue to borrow under those agreements; however, there can be no assurances that the Company will be successful in obtaining these amendments. Failure to extend the period during which the Company may continue to borrow funds under the bank loan agreements or to obtain alternative lines of credit would materially impact the Company's liquidity and ability to finance its operations at existing levels and would likely result in a sharp curtailment of the Company's current operations.

SOURCES OF CASH. The Company generates cash primarily from the cash received from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing against its revolving credit facilities at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2003, the Company's operating activities reflected cash used in operating activities of $1.6 million. During the same period of 2002, the Company's operating activities reflected cash used in operating activities of $9.0 million. In 2003, the decrease in cash used in operating activities was primarily the result of an increase in cash flows back to the Company for the notes receivable sold to the SPE, a decrease in prepaid spending, and a decrease in operational payments due to timing.

During the nine months ended September 30, 2003, net cash provided by financing activities was $4.1 million compared to $7.4 million in the comparable 2002 period. The $3.3 million decrease in cash provided by financing activities was primarily the net result of having $28.3 million less proceeds from sales of notes receivable in 2003 and $24.7 million less in payments on borrowings against pledged notes receivable. At September 30, 2003, the Company's revolving credit facilities provided for loans of up to $230.1 million of which approximately $212.1 million of principal and interest related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2003, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.1%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable, in that notes more than 60 days past due are not eligible as collateral. As a result, the Company's borrowing base is reduced for such delinquent notes.

Effective October 30, 2000, the Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance sheet SPE, formed on October 16, 2000. The agreement presently has a term of 5 years. However, on April 30, 2004, the second anniversary date of the amended facility, the SPE's lender under the credit agreement has the right to put, transfer, and assign to the SPE all of its rights, title, and interest in and to all of the assets securing the facility at a price equal to the then outstanding principal balance under the facility. At September 30, 2003, the SPE held notes receivable totaling $106.8 million, with related borrowings of $91.5 million. The Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that the Company will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral.

During the nine months ended September 30, 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $28.8 million, which was used to pay down borrowings under its revolving loan facilities.

For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimatable. In addition, the Company is subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment, although due to existing AMT loss carryforwards, it is anticipated that no such current AMT liability exists. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company's alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

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

USES OF CASH. Investing activities typically reflect a net use of cash due to capital additions. However, net cash provided by investing activities for the nine months ended September 30, 2003 was $1.8 million compared to net cash used in investing activities of $812,000 during the same period of 2002. The increase in net cash provided by investing activities relates to proceeds from the sale of land held for sale of $2.9 million in 2003 and a reduction in equipment purchases in 2003. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis. Certain debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the nine months ended September 30, 2003, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company's notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company's primary loan agreements, which totaled $211.1 million at September 30, 2003, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at September 30, 2003, on the Company's results of operations for the first nine months of 2003 would be approximately $1.6 million, or approximately $0.04 per share.

At September 30, 2003, the carrying value of the Company's notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company's notes receivable are increased or perceived to be above market rates, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.7 million or approximately $0.15 per share.

Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to its notes receivable sold.

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

If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the note balance, certain states have laws that limit the Company's ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

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

Availability of Funding Sources -- The Company funds substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. The Company's ability to borrow any new amounts under its loan agreements with all its current senior lenders will expire on March 31, 2004. The Company is currently negotiating amendments to those agreements which would extend the time period during which the Company could continue to borrow under those agreements; however, there can be no assurances that the Company will be successful in obtaining these amendments. Failure to extend the period during which the Company may continue to borrow funds under the bank loan agreements or to obtain alternative lines of credit would materially impact the Company's liquidity and ability to finance its operations at existing levels and would likely result in a sharp curtailment of the Company's current operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the quarter covered by this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri, and Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Stone County, Missouri. The homeowners' associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been ongoing for several years. Discovery continued in the lawsuit during the period ended September 30, 2003, but is still far from complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company's legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The second action is scheduled for trial in June 2004.

Huizar et al v. Silverleaf Resorts, Inc., District Court, 73rd Judicial District, Bexar County, Texas. A further purported class action was filed against the Company on February 26, 2002, by a couple who purchased a Vacation Interval from the Company. The Plaintiffs alleged that the Company violated the Texas Government Code by charging a document preparation fee in regard to instruments affecting title to real estate. Alternatively, the Plaintiffs alleged that the $275 document preparation fee constituted a partial prepayment that should have been credited against their note and sought a declaratory judgment. The petition asserted Texas class action allegations and sought recovery of the document preparation fee and treble damages on behalf of both the Plaintiffs and the alleged class they purported to represent, and an injunctive relief preventing the Company from engaging in the unauthorized practice of law in connection with the sale of its Vacation Intervals in Texas. The Company and the Plaintiffs executed a Stipulation and Agreement of Compromise ("Settlement"), which was determined by the Court to be a fair, reasonable, and adequate settlement of the class claims at a hearing held on September 4, 2003. In accordance with the Settlement, the Company has refunded all amounts paid by the two named Plaintiffs who conveyed their Vacation Interval back to the Company. Additionally, the Company will issue to each timeshare owner who was a member of the class a $275 certificate, which can be used for an upgrade, as a credit on the purchase of an additional Vacation Interval, or for a limited stay at one of the Company's resorts. The Company estimates that there are approximately 16,400 members of the class. The Settlement also provided for payment of the named Plaintiffs' attorney fees in the amount of $400,000, plus expenses, both of which were expensed in the quarter ended September 30, 2003. The Company has been released from all liability with respect to the settled claims, and the action has been dismissed by the named Plaintiffs and the class with prejudice.

Other. In January 2003, a group of eight related individuals and entities who were then holders of certain of the Company's 10 1/2% senior subordinated notes due 2008 (the "10 1/2% Notes") made oral claims against the Company and a number of its present and former officers and directors concerning the claimants' open market purchases of 10 1/2% Notes during 2000 and 2001. The 10 1/2% Notes were allegedly purchased by the eight claimants for an aggregate purchase price of $3.7 million. One of the eight claimants previously owned common stock in the Company acquired between 1998 and 2000 and also made claims against the Company with regard to approximately $598,000 in losses allegedly suffered in connection with open market purchases and sales of the Company's common stock. In February 2003, these eight claimants, the Company, and certain of its former officers and directors entered into a tolling agreement for the purposes of preserving the claimants' rights during the term of the agreement by tolling applicable statutes of limitations while negotiations between the claimants and the Company take place. The 10 1/2% Notes were not in default and the Company denied all liability with regard to the alleged claims of these eight claimants. No litigation was filed against the Company or any of its affiliates by these eight claimants; however, on February 27, 2003, these eight claimants did file suit in state district court in Dallas, Texas, against the Company's former auditors, Deloitte & Touche, LLP, alleging violation by Deloitte & Touche of the Texas Securities Act, common law fraud, negligent misrepresentation, fraud in a stock transaction, and accounting malpractice. The claims against Deloitte & Touche arise from the same purchases of the Company's 10 1/2% Notes and common stock that formed the basis for the tolling agreement. In order to resolve this issue with these eight claimants, the Company agreed on June 16, 2003 to rescind the purchases of the 10 1/2% Notes held by the claimants. Under the terms of the settlement, which was closed on July 10, 2003, the Company acquired all the 10 1/2% Notes held by the eight claimants. Additionally, the Company received a full and complete release of any claims which the eight claimants alleged to hold against the Company, or any of its present or former officers, directors, or affiliates, regarding purchases of the 10 1/2%

Notes or common stock of the Company. Additionally, the eight claimants agreed to release their alleged claims against Deloitte & Touche and to dismiss with prejudice the above-described lawsuit which the eight claimants filed against Deloitte & Touche in February 2003. On July 23, 2003, the Company cancelled all the 10 1/2% Notes acquired from these eight claimants. The face amount of the cancelled 10 1/2% Notes was $7,620,000. The Company paid a cash settlement to the claimants of $2,393,383, which resulted in a one-time gain to the Company of approximately $5.1 million for early extinguishment of debt. This gain was recognized by the Company in its quarter ending September 30, 2003. As a part of the settlement, the Company also agreed to pay $75,000 towards the eight claimants' legal fees.

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

ITEM 5.  OTHER INFORMATION

National Do-Not-Call Rules -- The Company relies heavily on telemarketing activities to arrange tours of its resorts to potential customers. On July 3, 2003, the Federal Communications Commission ("FCC") released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on the Company's telemarketing activities. The FCC will implement, in conjunction with the Federal Trade Commission ("FTC"), a national do-not-call list, which will apply to both interstate and intrastate commercial telemarketing calls. The FTC expects that approximately 60 million telephone numbers will be registered on the national do-not-call list by mid-2004, which could sharply limit the number of contacts the Company will be able to make through its telemarketing activities. The Company will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom the Company has an established business relationship. The Company's use of autodialers to call potential customers in its database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. The Company cannot currently determine the impact that these new regulations could have on the Company's sales; however, wide-spread registration of telephone numbers on the national do-not-call list and the restrictions on the use of autodialers by the Company could negatively affect the Company's sales and marketing efforts and require the Company use less effective, more expensive alternative marketing methods. A telemarketing industry trade group has filed a lawsuit against the FCC seeking relief from the implementation of these rules and regulations by the FCC, but the Court refused to block the implementation of the national do not call list which went into effect on October 1, 2003. The Court will hold additional hearings in November 2003 on this issue. The Company cannot predict what success this lawsuit may have. While the new rules only became effective on October 1, 2003, the Company has experienced a decline in the number of telemarketing calls it is able to complete as a result of the changes in the rules relating to the use of automatic dialers. The Company's required compliance with these rules has contributed to an approximately 15% decrease in the number of resort tours which have been scheduled for potential customers since the effective date of the rules. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of its historical dependence on telemarketing, the Company believes that these recent changes in the law will clearly have a material impact on its operations and will require the Company to modify its historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for the profitable operation of the Company. Because the changes mandated by the rules which went into effect on October 1, 2003 are so recent, the Company will continue to assess both the rules' impact on operations and alternative methods of marketing that are not impacted by the new rules.

Disposition of Managed Resort Assets -- In July 2003, the Company sold its management rights and unsold timeshare inventory in seven timeshare resorts the Company has managed since 1998. In connection with this sale, the Company received consideration of approximately $1.3 million in cash, notes, and other consideration. The seven timeshare resorts included in this sale of management rights and timeshare inventory are (i) Alpine Bay located in Alpine, Alabama,
(ii) Beach Mountain Lakes located in Drums, Pennsylvania, (iii) Treasure Lake located in Dubois, Pennsylvania, (iv) Foxwood Hills located in Westminister, South Carolina, (v) Hickory Hills located in Gautier, Mississippi, (vi) Lake Tansi Village located in Crossville, Tennessee, and (vii) Westwood Manor located in Bridgeport, Texas. The Company originally acquired the management rights and unsold inventory of timeshare intervals in these seven resorts from Crown Resorts Co., LLC in May 1998. Due to liquidity concerns announced by the Company in the first quarter of 2001, the Company discontinued its efforts to sell timeshare intervals in these seven resorts in 2001. The Company pursued a sale of its rights in these seven managed resorts so that it could concentrate its development, sales, and marketing activities at the resorts it owns in Texas, Missouri, Illinois, Massachusetts, and Georgia. The proceeds of this sale related to these seven managed resorts will be used by the Company to repay debt to senior lenders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed herewith.

        10.1 Contract of Sale dated October 8, 2003 between the Company and Reed Kline.

        10.2 First Amendment to Employment Agreement dated August 18, 2003 between the Company and Sharon K. Brayfield.

        31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------

(b)    Reports on Form 8-K

       The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2003:

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003                   By: /s/ ROBERT E. MEAD
                                               ---------------------------------
                                               Robert E. Mead
                                               Chairman of the Board and
                                               Chief Executive Officer

Dated: November 14, 2003                   By: /s/ HARRY J. WHITE, JR.
                                               ---------------------------------
                                               Harry J. White, Jr.
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.1              Contract of Sale dated October 8, 2003 between the Company and
                  Reed Kline.

10.2 First Amendment to Employment Agreement dated August 18, 2003 between the Company and Sharon K. Brayfield.

31.1              Certification of CEO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

31.2              Certification of CFO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

32.1              Certification of CEO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

32.2              Certification of CFO Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002