Form 10-K
period 2003-12-31
SILVERLEAF RESORTS INC
filed 2004-03-29
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-13003

Silverleaf Resorts, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-2259890 (I.R.S. Employer Identification No.)

1221 River Bend Drive, Suite 120 Dallas, Texas (Address of Principal Executive Offices)	75247 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 214-631-1166

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on June 30, 2003 as reported by the Electronic Quotation Service of Pink Sheets LLC, was approximately $4,239,463

(based on 13,675,687 shares held by non-affiliates). There were 36,826,906 shares of the Registrant’s Common Stock, $.01 par value, outstanding at June 30, 2003.

     As of March 29, 2004 there were 36,843,572 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be held within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

FORM 10-K INDEX

		Page
	PART I
Item 1.	Business	4
Item 2.	Properties	31
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	41
	PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	42
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
	PART III
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	60
	Index to Consolidated Financial Statements	F-1
Articles of Correction
Amendment to Registrant's Bylaws
4th Amendment Amended/Restated Receivables Loan
6th Amendment 2nd Amended/Restated Inventory Loan
4th Amendment Amended/Restated Revolving Credit
Amended/Restated Loan & Security Agreement
Amendment dated March 5, 2004 - Tranche A
Amendment dated March 5, 2004 - Tranche B
Amendment dated March 5, 2004 - Tranche C
Amendment to Amended/Restated Loan & Security
2003 Stock Option Plan
Code of Ethics
Subsidiaries of Silverleaf Resorts, Inc.
Chief Executive Officer to Sec. 302 Certification
Chief Financial Officer to Sec. 302 Certification
Certification of CEO - 18 U.S.C. Section 1350
Certification of CFO - 18 U.S.C. Section 1350

     CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-K UNDER ITEMS 1, 2, AND 7, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-K, INCLUDING STATEMENTS QUALIFIED BY THE WORDS “BELIEVE,” “INTEND,” “ANTICIPATE,” “EXPECTS,” AND WORDS OF SIMILAR IMPORT, ARE “FORWARD-LOOKING STATEMENTS” AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING ITS FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING “CAUTIONARY STATEMENTS” IN PART I, ITEM 1, OF THIS REPORT. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-K AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. BUSINESS

Overview

     The principal business of Silverleaf Resorts, Inc. (“Silverleaf,” the “Company,” or “we”) is the development, marketing, and operation of “drive-to” and “destination” timeshare resorts. We currently own eight “drive-to resorts” in Texas, Missouri, Illinois, and Georgia (the “Drive-to Resorts”). We also own four “destination resorts” in Texas, Missouri, and Massachusetts (the “Destination Resorts”).

     The Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Drive-to Resorts are located close to principal market areas to facilitate more frequent “short-stay” getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $9,510 for 2003 and $9,846 for 2002.

     Owners of Silverleaf Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy benefits which are uncommon in the timeshare industry. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts’ non-lodging amenities such as fishing, boating, horseback riding, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange a Vacation Interval for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International (“RCI”). Prior to October 2003, Oak N’ Spruce Resort was not under contract with RCI; however it was under contract with Interval International, a competitor of RCI. Since October 2003, Oak N’ Spruce Resort has been under contract with RCI instead of Interval International.

     Certain Significant 2003 Events

•	Due to the results of operations during the first quarter of 2003, we were in default under certain financial covenants in our senior credit facilities throughout the first nine months of 2003. During the fourth quarter of 2003, we obtained waivers of these defaults, we obtained amendments to the credit facilities to cure the defaults, and we obtained extensions of maturity dates under two of our senior revolving facilities. See “Debt Structure” on page 6 of this report and “Description of Our Senior Credit Facilities” beginning on page 18 of this report for further details.

•	Due to the results of operations during the first quarter of 2003, Silverleaf Finance I, Inc., our wholly-owned special purpose entity (“SPE”), was in default of financial covenants with its lender. The lender subsequently waived the defaults and modified its agreement with the SPE in June 2003. We also obtained an extension of our SPE’s existing revolving credit facility through March 2006. In connection with the two-year extension of this facility, however, we agreed to reduce the principal amount of the facility from $100 million to $85 million. See “Amended DZ Bank Facility” on page 21 of this report for further details.

•	We closed a $66.4 million conduit term loan transaction through a newly-formed wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”) during the fourth quarter of 2003, the results of which are consolidated and included in our consolidated financial statements. We used the proceeds from the sale of the receivables to SF-II to pay down approximately $65.5 million of amounts outstanding under our two senior revolving credit facilities. The new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%. See “Debt Structure” on page 6 of this report for further details.

•	We retired the remaining $8.8 million balance of our $60 million loan agreement with a senior lender due in August 2003 at a discount during the first quarter of 2003, which resulted in a gain of $1.3 million.

•	We retired $7.6 million of our 10 1/2% senior subordinated notes due 2008 at a discount this year, which resulted in a gain of $5.1 million.

•	We sold property in Las Vegas in the first quarter of 2003 and property in Kansas City during the fourth quarter of 2003. We also sold our management rights under “Crown Club” during 2003. These sales collectively resulted in net proceeds of $4.7 million, which were paid to our senior lenders to reduce our debt, and net gains of $454,000.

     Operations

     Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

¡	acquiring and developing timeshare resorts;

¡	marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;

¡	marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners;

¡	financing the purchase of Vacation Intervals; and

¡	managing timeshare resorts.

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

     As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 85% of eligible customer receivables. At December 31, 2003 and 2002, we had a portfolio of approximately 32,056 and 33,022 customer promissory notes, respectively, totaling approximately $242.3 and $262.1 million, respectively, with an average yield of 14.9% and 14.4% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 6.3% per annum at December 31, 2003. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2003 and 2002, approximately $3.9 million and $4.7 million in principal, or 1.6% and 1.8%, respectively, of our loans to Silverleaf Owners were 61 to 120 days past due. As of December 31, 2003 and 2002, no loans were over 120 days past due. However, we continue collection efforts with regard to all notes deemed uncollectible until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an estimated amount which our management believes is sufficient to cover anticipated losses from customer defaults.

     Each timeshare resort has a timeshare owners’ association (a “Club”). Each Club operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts to manage their operations. In turn, we have a contract with Silverleaf Club, under which we perform the supervisory, management, and maintenance functions of all the Existing Resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the management agreements, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

     We only managed certain resorts (“Crown Club”) until the third quarter of 2003, when we sold our management rights and unsold timeshare inventory in the seven timeshare resorts we had managed since we originally acquired them from Crown Resorts Co., LLC in May 1998. Crown Club was not a separate entity, but consisted of several individual management agreements, which had terms of two to five years.

Debt Structure

     In February 2001, we disclosed significant liquidity issues, which resulted in the violation of various financial covenants with our senior credit facilities. In negotiations with our senior lenders to restructure the credit facilities and to enable us to continue in business, it was determined that the senior lenders would not accept our proposals to make necessary amendments to the existing credit facilities, unless we were able to (i) substantially reduce the annual interest payment obligations to the holders of the 10 ½% senior subordinated notes, (ii) convert a substantial portion of the debt represented by the 10 ½% senior subordinated notes into our common stock, and (iii) substantially modify the indenture which secures the 10 ½% senior subordinated notes by the consent of the holders. Therefore, the underlying purpose of the restructuring was to reorganize our capital structure in such a manner as to induce the senior lenders to restructure the credit facilities. We completed the restructuring (“Exchange Offer”) in May 2002, which reduced the existing debt and provided liquidity to finance our operations.

     As of December 31, 2002, we were in compliance with all of our operating covenants. However, due to the results of the quarter ended March 31, 2003, we were not in compliance with three of our financial covenants. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, we were in default of two of our financial covenants. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. In addition, due to the results for the nine months ended September 30, 2003, we were in default of one of our financial covenants. The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0.

     In addition, as a result of the loss for the quarter ended March 31, 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003.

     In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increased from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003. They also exclude our $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003 due to our increase in our allowance for uncollectible notes and our failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%. As a result of these amendments and waivers we are now in full compliance with all of the financial covenants to our credit facilities with our senior lenders.

     In December 2003, we closed a $66.4 million conduit term loan transaction through a newly-formed wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”). This conduit loan was arranged through one of our existing senior lenders. Under the terms of the new conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to our subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables was financed by the existing senior lender through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables we transferred to SF-II have been pledged as security to the senior lender. The senior lender has also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. We used the proceeds from the sale of the receivables to SF-II to pay down approximately $65.5 million of amounts outstanding under two of our senior revolving credit facilities. The senior lender’s new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

     As a result of the closing of the $66.4 million conduit loan, we obtained a two-year extension of our senior revolving credit facilities with two of our senior lenders. The revolving period on these two facilities are now extended through March 31, 2006. Additionally, we obtained an extension of our existing revolving credit facility through our SPE through March 31, 2006. In order to obtain the two-year extension of this facility, however, we agreed to reduce the principal amount of the facility from $100 million to $85 million.

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

     Sales. We sell our Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of our sales force who leads the prospect on a 90-minute tour of the resort and its amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives that we offer. Prior to the closing of any sale, a verification officer interviews each prospect to ensure our compliance with sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the limitations on the Bonus Time Program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed. In addition, we also sell our Vacation Intervals as upgraded sales of higher priced units to existing owners and additional week sales to existing owners.

     Sales representatives receive commissions ranging from 2% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1.5% to 4.0% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.0% to 3.5%, which are also subject to chargebacks.

     Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners. Although most upgrades are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of upgrades at the Destination Resorts. These upgrade programs have been well received by Silverleaf Owners and accounted for approximately 26.4% and 34.1% of the Company’s gross revenues from Vacation Interval sales for the years ended December 31, 2003 and 2002, respectively. By offering lower priced products and upgraded Vacation Intervals, we believe we offer an affordable product for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with lower-priced products and gradually upgrade such purchasers over time.

     Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the resort’s benefits. Each sales representative is our employee and receives some employment benefits. At December 31, 2003, we employed 337 sales representatives at our Existing Resorts.

Customer Financing

     We offer financing to buyers of Vacation Intervals at our resorts. These buyers typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes, and this risk is heightened inasmuch as we generally do not verify the credit history of our customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria. There are a number of risks associated with financing customers purchases of Vacation Intervals. For an explanation of these risks, please see “Cautionary Statements” beginning on page 22 of this report.

     In 2003 we accrued 20% of the purchase price of Vacation Intervals as a provision for uncollectible notes. We also accrued an additional $28.7 million of the purchase price of Vacation Intervals as a provision for uncollectible notes during the first quarter of 2003. Management observed that cancellations in the first quarter significantly exceeded the level expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the first quarter of 2003 as follows:

•	the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

•	certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company’s class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

•	the estimate of cancellations in years 7, 8, and 9 after a sale were increased, resulting in an increase of $1.6 million,

•	the estimate of inventory recoveries resulting from cancellations was revised, resulting in an increase of $300,000,

•	the ratio of the excess of cancellations in the first quarter over the estimated cancellations for the same period based on the weighted average rate of cancellations divided by the incremental amounts financed for the period 1997 through 2002, was applied to all future estimated cancellations, resulting in an increase of $15.0 million, and

•	an estimate was added for current notes with customers who received payment or term concessions that would have been deemed cancellations were it not for the concessions, resulting in an increase of $4.6 million.

     The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

     In addition, for the year ended December 31, 2003, the Company decreased sales by $4.0 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although, in many cases, we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we do not generally pursue this remedy because we have not found it to be cost effective.

     At December 31, 2003, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $241.8 million with an allowance for uncollectible notes of approximately $48.4 million.

     Additionally, at December 31, 2003, the SPE held notes receivable totaling $101.4 million, with related borrowings of $81.3 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to the SPE. As the Servicer of the notes receivable sold to the SPE, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase in a public sale the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. We anticipate that we will place bids to repurchase the Vacation Intervals securing the defaulted contracts to facilitate the re-marketing of those Vacation Intervals. For the years ended December 31, 2002 and 2003, we paid approximately $171,000 and $3.5 million, respectively, to repurchase such Vacation Intervals. Total investment in our SPE was valued at $6.1 million at December 31, 2003.

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

     We intend to borrow additional funds under our existing revolving credit facilities and sell notes to our SPE to finance our operations. At December 31, 2003, we had borrowings under our senior credit facilities in the approximate principal amount of $212.3 million, of which $194.6 million of such facilities are receivable based and thus currently permit, or permitted, borrowings of 75% to 85% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2003, we had a portfolio of approximately 32,056 Vacation Interval customer promissory notes in the approximate principal amount of $242.3 million, of which approximately $3.9 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

     At December 31, 2003, our portfolio of customer notes receivable had an average yield of 14.9%. At such date, our borrowings, which bear interest at variable rates, had a weighted average cost of 6.3%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. We have not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

     We typically provide financing to customers over a seven-year to ten-year period. Our customer notes had an average maturity of 5.9 years at December 31, 2003. Our revolving credit facilities have scheduled maturities between August 2004 (extended to February 2006 in early 2004) and March 2007. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Although it appears that we have adequate liquidity to meet our needs in 2004 and 2005, we are continuing to identify additional financing arrangements into 2006 and beyond.

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

     We manage all construction activities internally. We typically complete the development of a new resort’s basic infrastructure and models within one year, with additional units to be added within 180 to 270 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

Clubs / Management Clubs

     We have the right to appoint the directors of the Silverleaf Club. However, we did not have this right related to the Crown Club. Silverleaf Club and the Crown Club are collectively sometimes referred to as the “Management Clubs.” The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner’s Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues were 673 in 2003 and 269 in 2002. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

     Each timeshare resort has a Club that operates through a centralized organization to manage the resorts on a collective basis. The consolidation of resort operations through the Management Clubs permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or the Silverleaf Club, rather than by us.

     At December 31, 2003, Silverleaf Club, the sole remaining Management Club, had 626 full-time employees, and is solely responsible for their salaries. The Management Clubs are also responsible for the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Clubs provide payroll, administrative, and other services that directly benefit the Company, we reimburse the Management Clubs for such services and vice versa.

     The Management Clubs collect dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $54.98 per month ($27.49 for biennial owners), except for certain members of Oak N’ Spruce Resort, who prepay dues at an annual rate of approximately $350. Crown Club dues ranged from $285 to $390 annually. Such amounts are used by the Management Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club or 10% to 20% of dues collected for Clubs within Crown Club, but our right to receive such fee on an annual basis is limited to the amount of each Management Club’s net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company’s current expansion and development plans, our 2003 management fees were subject to the net income limitation. Accordingly, for the year ended December 31, 2003, management fees recognized were $1.5 million. For financial reporting purposes, management fees from the Management Clubs are recognized based on the lower of (i) the aforementioned maximum fees or (ii) each Management Club’s net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the performance of the Silverleaf Club, it is uncertain whether Silverleaf Club will consistently generate positive net income. Therefore, future income to the Company could be limited. Crown Club consisted of several individual Club agreements which had terms of two to five years. At December 31, 2003, there were approximately 82,000 Vacation Interval owners who pay dues to Silverleaf Club. If we develop new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

     As mentioned previously, we sold our management rights and unsold timeshare inventory in the seven Crown resorts in July 2003. We had managed these resorts since acquiring them from Crown Resorts Co., LLC in May 1998.

Other Operations

     Operation of Amenities. We own, operate, and receive the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although we own the golf course at Holly Lake, a homeowners’ association in the development operates the golf course. In general, the Management Clubs receive revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

     Unit Leasing. We also recognize revenues from sales of Samplers, which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five-night Sampler package currently sells for between $595 and $995. For the years ended December 31, 2003 and 2002, we recognized $1.8 million and $3.6 million, respectively, in revenues from Sampler sales.

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

     Other Property. We own approximately 11 acres in Mississippi, and we are entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land.

     In January 2003, we sold two acres of undeveloped land in Las Vegas, Nevada, and in October 2003, we sold 260 acres of land near Kansas City, Missouri. These sales collectively resulted in net proceeds of $4.7 million, which were paid to our senior lenders to reduce our debt.

     In December 1998, we purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property was intended to be developed as a Drive-to Resort (i.e., Beech Mountain Resort). We received regulatory approval to develop 408 units (21,216 Vacation Intervals), but we did not schedule dates for construction, completion of initial units, or commencement of marketing and sales efforts. In 2003, we determined that we would not develop this property as initially planned and thus we currently intend to sell this property.

Policies with Respect to Certain Activities

     Our board of directors sets policies with regard to all aspects of our business operations without a vote of security holders. In some instances the power to set certain policies may be delegated by the board of directors to a committee comprised of its members, or to the officers of the Company. As set forth herein under the headings “Customer Financing” and “Description of Certain Indebtedness,” we borrow money to finance all of our operations and we make loans to our customers to finance the purchase of our Vacation Intervals.

     We do not:

¡	invest in the securities of unaffiliated issuers for the purpose of exercising control;

¡	underwrite securities of other issuers;

¡	engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or

¡	offer securities in exchange for property.

     Nor do we propose to engage in any of the above activities. In the past we have from time to time repurchased or otherwise reacquired our own common stock and other securities. In May 2002 we reacquired $56.9 million in principal amount of our 10 ½% senior subordinated notes in exchange for $28.5 million of our 6% senior subordinated notes and 23.9 million shares of our common stock. See “Debt Structure” on page 6 above. In July 2003 we reacquired $7.6 million in principal amount of our 10 ½% senior subordinated notes for approximately $2.4 million of cash, which resulted in a one-time gain of approximately $5.1 million. We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities; however, our board of directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

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

     Exchanges. We believe that our Vacation Intervals are made more attractive by our participation in a Vacation Interval exchange network operated by RCI. The Existing Resorts are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI’s exchange network. Prior to October 2003, Oak N’ Spruce Resort was not under contract with RCI; however it was under contract with Interval International, a competitor of RCI. Since October 2003, Oak N’ Spruce Resort has been under contract with RCI instead of Interval International. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

     RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. Currently, the Company’s composition of red, white, and blue Vacation Intervals is approximately 65%, 19%, and 15%, respectively. If RCI is unable to meet the member’s initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of approximately $139 for domestic exchanges and $179 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Cautionary Statements” for a description of risks associated with the exchange programs.

Competition

     The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world’s most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts (“Marriott”), The Walt Disney Company (“Disney”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), and Four Seasons Resorts (“Four Seasons”) have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation (“Sunterra”), Fairfield Resorts, Inc. (“Fairfield”), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Ramada Vacation Suites (“Ramada”), TrendWest Resorts, Inc. (“TrendWest”), and Bluegreen Corporation (“Bluegreen”) are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

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

     While our principal competitors are developers of timeshare resorts, we are also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels; others engaged in the leisure business; and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company’s costs relative to such competitors’ costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

Governmental Regulation

     General. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Civil Rights Acts of 1964 and 1968, and the Americans with Disabilities Act.

     In response to certain fraudulent marketing practices in the timeshare industry in the 1980’s, various states enacted legislation aimed at curbing such abuses. Certain states in which we operate have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require us to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and the promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before we may solicit residents of such state. The laws of certain states require the Company to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such states, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where we sell Vacation Intervals which grant the purchaser the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

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

     Most of the states where we currently operate have enacted laws and regulations which limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal “Do-Not-Call Implementation Act” (the “DNC Act”), which was enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. Violations could result in penalties up to $11,000 per violation. The FTC recently reported that approximately 57% of adults living in the United States had registered their telephone numbers on the National Do Not Call Registry by the end of 2003, which represented approximately 56 million telephone numbers. Limitations on our telemarketing practices could cause our sales to decline.

     We believe we are in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals in the jurisdictions in which we currently do business. However, we are normally and currently the subject of a number of consumer complaints and regulatory inquiries generally relating to our marketing or sales practices. We always attempt to resolve all such complaints or inquiries directly with the consumer or the regulatory authority involved. We cannot be certain that all of these complaints and inquiries by regulators can be resolved without adverse regulatory actions or other consequences, such as class action lawsuits or rescission offers. We expect some level of consumer complaints in the ordinary course of business as we aggressively market and sell Vacation Intervals to households, which may include individuals who may not be financially sophisticated. We cannot be certain that the costs of resolving consumer complaints, regulatory inquiries, or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which we conduct sales or wish to conduct sales in the future will not be significant, that we are in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity, or financial position. Further, we cannot be certain that either the federal government or states having jurisdiction over our business will not adopt additional regulations or take other actions which would adversely affect our results of operations, liquidity, and financial position.

     During the 1980’s and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the “Merged Companies,” or individually “Merged Company”). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the “Orders”) to which certain of the Merged Companies consented purport to bind all successors and assigns, and accordingly binds the Company. In addition, at that time the Company was directly a party to one such Order issued in

Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed “officers, directors, and employees” of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. In one particular case in 1988, a Merged Company pled guilty to deceptive uses of the mails in connection with promotional sales literature mailed to prospective timeshare purchasers and agreed to pay a judicially imposed fine of $1.5 million and restitution of $100,000. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

     In early 1997, we were the subject of some consumer complaints which triggered governmental investigations into the Company’s affairs. In March 1997, we entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which we agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Bonus Time Program during certain periods. We paid $15,200 for investigatory costs and attorneys’ fees of the Attorney General in connection with this matter. Also, in March 1997, we entered into an agreed order (the “Agreed Order”) with the Texas Real Estate Commission requiring that we comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which we had allegedly been in non-compliance until mid-1995. The allegations included (i) our admitted failure to register the Missouri Destination Resorts in Texas (due to our misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which we denied. While the Agreed Order acknowledged that we independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered us to cease these discontinued practices and enhance our disclosure to purchasers of Vacation Intervals. In the Agreed Order, we agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed that we revise our training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, we have encountered and expect to encounter some level of additional consumer complaints, regulatory scrutiny, and periodic remedial action in the ordinary course of our business. In this regard, we are currently negotiating to renew our timeshare offering plan in the state of New York, which we allowed to lapse in 2001. In order for us to renew our New York timeshare offering plan, we intend to offer to rescind approximately $1.1 million in sales to New York residents that were made in 2001 after our timeshare offering plan lapsed. The New York customers who purchased these interests in 2001 have not complained to us, and we do not believe that the rescission offer will be accepted by a material number of customers.

     We employ the following methods in training sales and marketing personnel as to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management prepares a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training which includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. With regard to sales functions, we distribute sales manuals which summarize applicable state legal requirements. Additionally, such sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests.

     Environmental Matters. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and tort liability and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation, or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner’s ability to sell such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site or from environmental regulatory violations. In connection with its ownership and operation of its properties, the Company may be potentially liable for such claims.

     Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs. In 1994, the Company conducted a limited asbestos survey at each of the Existing Resorts, which surveys did not reveal material potential losses associated with ACMs at certain of the Existing Resorts.

     In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the “Recommended Action Level”). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company’s properties may adversely affect the Company’s ability to sell Vacation Intervals at such properties and the market value of such property. The Company has not tested its properties for radon. Recently-enacted federal legislation will eventually require the Company to disclose to potential purchasers of Vacation Intervals at the Company’s resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify.

     Electric transmission lines are located in the vicinity of some of the Company’s properties. Electric transmission lines are one of many sources of electromagnetic fields (“EMFs”) to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property value in obtaining financing and in condemnation and eminent domain proceedings brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

     In 2001, the Company conducted Phase I environmental assessments at each of the Company-owned resorts in order to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. The Company’s Phase I assessments of the properties did not reveal any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets, or results of operations taken as a whole; nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company’s Phase I assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company’s results of operations, liquidity, or financial position.

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

     Utility Regulation. We own the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities’ operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services.

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

Employees

     At December 31, 2003, we had 1,321 employees, and the Clubs collectively had 626 employees. Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union.

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

Description of Certain Indebtedness

     Existing Indebtedness. The following table summarizes our credit agreements with our senior lenders and our off balance sheet SPE as of December 31, 2003 (in thousands):

	Facility	12/31/03
	Amount	Balance
Receivable Based Revolvers	$139,000	$82,396
Receivable Based Term Loans	29,300	28,813
Receivable Based Non-Revolvers	83,390	83,390
Revolving Inventory Loan	10,000	10,000
Non-Revolving Inventory Loan	7,733	7,733

Sub-Total On Balance Sheet	269,423	212,332
Off Balance Sheet Receivable Based Revolvers *	85,000	81,278

Grand Total	$354,423	$293,610

* Represents the Company’s SPE, discussed in detail under the heading “Amended DZ Bank Facility” on page 21 of this report

     We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between August 2004 (subsequently extended to February 2006 in early 2004) and March 2007, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances from 75% to 85% of the unpaid balance of certain eligible customer notes receivable. In addition, we had $28.5 million of senior subordinated notes due 2007 and $2.1 million of senior subordinated notes due 2008, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

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

     Our credit facilities also contain operating covenants requiring us to maintain a minimum tangible net worth of $100 million or greater, as defined, maintain sales and marketing expenses as a percentage of sales below 55.0% for the latest rolling 12 months, maintain notes receivable delinquency rate below 25%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, and maintain positive net income for each year end, and for any two consecutive fiscal quarters. In addition, our senior lenders have provided us with waivers and amended financial covenants whereby we exclude the $28.7 million increase in our allowance for uncollectable notes during the first quarter of 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. We were also given a waiver for our failure to maintain our ratio of sales and marketing expense below the required standard in the first quarter of 2003. As of December 31, 2003, the Company was in compliance with these operating covenants. However, such future results cannot be assured.

     The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.3 million term loan with an interest rate of 8%)	$46,078	$25,095
$11.3 million term loan with an interest rate of 8%, due in March 2007	14,665	10,998
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.0 million term loan with an interest rate of 8%)	44,288	28,325
$11.0 million term loan with an interest rate of 8%, due in March 2007	14,461	10,845
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $1.7 million term loan with an interest rate of 8%)	6,493	3,734
$1.7 million term loan with an interest rate of 8%, due in March 2007	2,078	1,558
$66.4 million conduit loan, due December 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	—	66,381
$40.4 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $35 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $5.4 million term loan with an interest rate of 8%)	31,128	16,897
$5.4 million term loan with an interest rate of 8%, due in March 2007	9,465	5,412

	December 31,
	2002	2003
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility) (Subsequent to December 31, 2003, the due date of this facility was extended to February 2006)	25,549	17,009
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	8,536	8,345
$60 million loan agreement, which contains certain financial covenants, due August 2003, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55%. (This loan was paid off in March 2003. Additional draws are no longer available under this facility)	9,836	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25% (Subsequent to December 31, 2003, this facility was increased to accommodate all of the inventory loans of the Company. See Footnote 16. “Subsequent Events”)	9,375	10,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor (Subsequent to December 31, 2003, this facility was paid off. See Footnote 16. “Subsequent Events”).	9,936	7,733
Various notes, due from April 2004 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.5%	2,035	1,676

Total notes payable	233,923	214,008
Capital lease obligations	2,490	1,329

Total notes payable and capital lease obligations	236,413	215,337
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	28,467	28,467
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	9,766	2,146
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	7,686	5,978

Total senior subordinated notes	45,919	36,591

Total	$282,332	$251,928

     At December 31, 2003, LIBOR rates were from 1.15% to 1.18%, and the Prime rate was 4.00%.

     DESCRIPTION OF OUR SENIOR CREDIT FACILITIES

Amended Agreements with Senior Lenders

     Textron Facility. We originally entered into a Loan and Security Agreement (the “Original Loan Agreement”) with Textron in August 1995 pursuant to which we borrowed $5 million. Since that time, the Original Loan Agreement has been amended various times. Effective December 2003, the Company and Textron entered into an amendment (the “Textron Amendment”) to the Original Loan Agreement.

     Pursuant to the Textron Amendment, the facility (the “Textron Tranche A Facility”) provides us with a revolving loan (“Revolving Loan Component”) in the amount of $44.6 million. The Textron Tranche A Facility also provides for a term loan (“Term Loan Component”) of $11.3 million. The interest rate on the Revolving Loan Component is a variable rate equal to LIBOR plus 3% per annum, but at no time less than 6% per annum. The rate on the Term Loan Component is a fixed rate equal to 8% per annum. The maturity date of the Revolving Loan Component of the Textron Tranche A Facility is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the end of the Revolving Loan Term. The maturity date of the Term Loan Component is March 31, 2007.

     The Textron Amendment also provides for a Textron Tranche B Facility, with a revolving loan component of $44.1 million and a term loan component of $11.0 million. The Textron Tranche B Facility is substantially identical to the Textron Tranche A Facility. The maturity of the revolving loan component of the Textron Tranche B Facility is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the term loan component is also March 31, 2007.

     The Inventory Loan in the amount of $10 million which we initially entered into with Textron in December 1999, as amended in April 2001, was further amended to extend the final maturity date to March 31, 2007. Subsequent to December 31, 2003, this facility was further amended to increase the availability under it to $18.0 million. The Inventory Loan is collateralized by a first priority security interest in certain of our inventory and a second priority security interest in the stock of SFI and the customer notes receivable pledged as collateral under the other Textron loan agreements.

     In April 2001, we entered into another Loan and Security Agreement with Textron for a $10.2 million credit facility. The original note issued in April 2001 was replaced with a Revolving Loan Component Note equal to $6.2 million and a Term Loan Component Note equal to $1.7 million (“Textron Tranche C Facility”). The Textron Tranche C Facility is substantially identical to the Textron Tranche A Facility. The maturity date of the Revolving Loan Component Note is the earlier of March 31, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral. The maturity date of the Term Loan Component Note is March 31, 2007.

     The Textron Amendment includes a “change of control” provision which provides that Textron would have no obligation to make any advances under the facilities if there is a change in more than fifty percent of the executive management of Silverleaf, as such management is designated in a schedule to the Textron Amendment, unless Textron determines that the replacement management personnel’s experience, ability and reputation is equal to or greater than that of the members of management specified. Additionally, Textron would have no obligation to make any additional advances under the facility if more than two of the five members of our Board of Directors are controlled by the holders of the Exchange Notes.

     In December 2003, we closed a $66.4 million conduit term loan transaction through a newly-formed wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”). This conduit loan was arranged through Textron. Under the terms of the new conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to our subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables was financed by Textron through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables that we transferred to SF-II have been pledged as security to Textron. Textron has also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. We used the proceeds from the sale of the receivables to SF-II to pay down approximately $65.5 million of amounts outstanding under our two senior revolving credit facilities with Textron and Sovereign. Textron’s new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

     As a result of the closing of the $66.4 million conduit loan, we obtained a two-year extension of our senior revolving credit facilities with Textron. These facilities now revolve through March 31, 2006, and are due in March 2007. The Textron senior facilities are now limited to, in aggregate, $118.9 million, with receivable-based revolvers of $95.0 million and term loans of $23.9 million.

     Sovereign Facility. Our Revolving Credit Agreement (“Sovereign Facility”) with a group of lenders led by Sovereign Bank (collectively, “Sovereign”) was amended effective December 2003 to provide a two-tranche receivables financing arrangement in an aggregate amount not to exceed $40.4 million. The first tranche (“Sovereign Tranche A”) is a revolving loan component of approximately $35.0 million. The Sovereign Tranche A maturity date is the earlier of March 30, 2007 or the weighted average maturity date of the eligible consumer loans pledged as collateral as of the Sovereign Tranche A Conversion Date. Sovereign Tranche A bears interest at a base rate equal to the higher of (i) a variable annual rate of interest equal to the prime rate charged by Sovereign or (ii) 2.75% above the rate established by the Federal Reserve Bank of New York on overnight federal funds transactions with members of the Federal Reserve System; provided, that in no event shall the base rate be less than 6%.

     The second tranche (“Sovereign Tranche B”) is a term loan component equal to approximately $5.4 million. Sovereign Tranche B shall be reduced automatically on a monthly basis as of the first day of each calendar month based on a 20-year amortization schedule. Sovereign Tranche B bears interest at the rate of 8% per annum. Interest is payable on the first day of each month. The Sovereign Tranche B maturity date is March 30, 2007. Sovereign Tranche B is secured by the same collateral pledged under Sovereign Tranche A.

     As a result of the closing of the $66.4 million conduit loan mentioned above, we obtained a two-year extension of our senior revolving credit facilities with Sovereign. These facilities now revolve through March 31, 2006, and are due in March 2007.

     Heller Facility. We originally entered into a Loan and Security Agreement (“Heller Receivables Loan”) with Heller in October 1994 pursuant to which we have pledged notes receivable as collateral. The Heller Receivables Loan has been amended several times to increase the amount of borrowing capacity to $70 million. We also entered into a Loan and Security Agreement (“Heller Inventory Loan”) in December 1999 for $10 million. The Heller Inventory Loan is secured by our unsold inventory of Vacation Intervals. In March 2001, we obtained a supplemental $10 million inventory and receivables loan (“Heller Supplemental Loan”).

     There is currently no availability under the Heller Receivables Loan. The Heller Receivables Loan will mature on August 31, 2004 (subsequently extended in March 2004 to February 28, 2006).

     The Heller Inventory Loan was amended effective April 30, 2002 to extend the availability period to March 31, 2004 and the maturity date to March 31, 2007. Subsequent to December 31, 2003, we reached an agreement with Heller and Textron whereby the amount outstanding under the Heller Inventory Loan agreement would be paid off via an additional $8.0 million of availability under the Textron inventory loan agreement. The maturity date of the Heller Supplemental Loan was amended effective April 30, 2002 to extend the maturity to March 31, 2007.

     Credit Suisse First Boston Mortgage Capital LLC. We entered into a Revolving Loan and Security Agreement in October 1996 with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”). The agreement has been amended several times since that date, with the maturity date being extended to August 2002. The agreement was amended, effective upon completion of the Restructuring Plan to extend the maturity date to August 2003 and to revise the collateralization requirements. In March 2003, we paid off the remaining $8.8 million balance of this facility and recognized a $1.3 million gain on early extinguishment of debt.

Features Common to Amended Senior Credit Facilities with Textron, Sovereign, and Heller.

     The Amended Senior Credit Facilities with Textron, Sovereign and Heller described above provide for a first priority security interest in (i) substantially all of our customer notes receivable that have been pledged to one of the senior secured lenders previously, and the mortgages attached thereto, (ii) substantially all of our real and personal property, including the Company’s rights under the management agreements for the Existing Resorts, (iii) the stock of Silverleaf Finance, I, Inc., the SPE owned by us, and SF-II, (iv) the agreement with the Standby Manager (as defined below), (v) all books, records, reports, computer tapes, disks and software relating to the collateral pledged to Textron, Sovereign, and Heller; and (vi) all extensions, additions, improvements, betterments, renewals, substitutions and replacements of, for or to any of the collateral pledged to Textron, Sovereign, and Heller, together with the products, proceeds, issues, rents and profits thereof.

     The Amended Senior Credit Facilities with Textron, Sovereign, and Heller also provide that we shall retain, at our expense, a “Standby Manager” approved by the Senior Lenders who shall at any time that an event of default occurs and the Senior Lenders so direct, assume full control of the management of the Existing Resorts. We may also be replaced at the sole discretion of these Senior Lenders as servicing agent for the customer notes receivable pledged under the Amended Senior Credit Facilities. The Standby Manager designated by Textron, Sovereign and Heller under the Amended Senior Credit Facilities is J&J Limited, Inc. located in Windermere, Florida.

Financial Covenants Under Amended Senior Credit Facilities.

     The Amended Senior Credit Facilities with Heller, Textron and Sovereign provide certain financial covenants which we must satisfy. Any failure to comply with the financial covenants will result in a default under such Amended Senior Credit Facilities. In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants will increase from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003, exclude our $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003 due to our increase in our allowance for uncollectible notes and our failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%. As a result of these amendments and waivers, we are in full compliance with all of our credit facilities with our senior lenders as of December 31, 2003.

     The financial covenants are described below.

     Tangible Net Worth Covenant. We must maintain a Tangible Net Worth at all times equal to (i) the greater of (A) $100,000,000 and (B) an amount equal to 90% of the Tangible Net Worth of the Company as of September 30, 2001, plus (ii) (A) on a cumulative basis, 100% of the positive Consolidated Net Income after January 1, 2002, plus (B) 100% of the proceeds of (1) any sale by the Company of (x) equity securities issued by the Company or (y) warrants or subscriptions rights for equity securities issued by the Company or (2) any indebtedness incurred by the Company, other than the loans under the Heller Facility, the Textron Facility or the Sovereign Facility, in the case of each of (1) and (2) above occurring after January 1, 2002. For purposes of the three Amended Senior Credit Facilities, “Tangible Net Worth” is (i) the consolidated net worth of the Company and its consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and its consolidated subsidiaries the terms and conditions of which are reasonably satisfactory to the Required Banks, minus (iii) the consolidated intangibles of the Company and its consolidated subsidiaries, including, without limitation, goodwill, trademarks, tradenames, copyrights, patents, patent applications, licenses and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles. “Consolidated Net Income” is the consolidated net income of the Company and its subsidiaries, after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses), determined in accordance with generally accepted accounting principles. It also excludes the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003.

     Marketing and Sales Expenses Covenant. As of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2003, we will not permit the ratio of marketing expenses to total sales for the latest rolling 12 months then ending to equal or exceed .55 to 1.

     Minimum Loan Delinquency Covenant. We will not permit as of the last day of each fiscal quarter our over 30-day delinquency rate on our entire consumer loan portfolio to be greater than 25%. In the event that such delinquency rate is over 20% on the last day of the quarter, one or more Senior Lenders may conduct an audit of the Company. As part of our credit and collection process, we grant payment concessions on occasion to customers, whereby we bring a delinquent note current and extend the maturity date if two consecutive payments have been made.

     Debt Service. As of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2003, we will not permit the ratio of (i) EBITDA less capital expenditures (excluding the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003) as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense for such period, for the latest rolling 12 months then ending to be less than 1.25 to 1.

     Profitable Operations Covenant. We will not permit Consolidated Net Income (i) for any fiscal year, commencing with the fiscal year ending December 31, 2002, to be less than $1.00 and (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) to be less than $1.00, excluding the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003.

     As of December 31, 2002, we were in compliance with these operating covenants. However, due to the results of the quarter ended March 31, 2003, we were not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, we were in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. In addition, due to the results for the nine months ended September 30, 2003, we were in default of one of the financial covenants described above. The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0. As stated above, these defaults have been waived.

Amended DZ Bank Facility

     Effective as of October 30, 2000, we entered into a Receivables Loan and Security Agreement (the “RLSA”) with our wholly-owned subsidiary, Silverleaf Finance I, Inc. (“SFI”), as Borrower, and Autobahn Funding Company LLC (“Autobahn”), as Lender, DZ Bank, as Agent, and other parties. SFI is a special purpose entity (“SPE”) of Silverleaf. Pursuant to the DZ Bank facility, we service receivables which we sold to SFI under a separate agreement and which SFI pledged as collateral for funds borrowed from Autobahn. The facility (“DZ Bank Facility”) has a maximum borrowing capacity of $100 million, of which SFI borrowed approximately $62.9 million during the year ended December 31, 2000. The RLSA established certain financial conditions which we must satisfy in order for SFI to borrow additional funds under the facility.

     Effective April 30, 2002, the RLSA was amended and restated (the “Amended DZ Bank Facility”) with modifications to the term of the facility and the financial covenants imposed on us thereunder. The principal balance of the loan, which was originally scheduled to mature on October 30, 2005, will now mature on April 30, 2007. We must maintain financial covenants under the Amended DZ Bank Facility, including maintaining a minimum tangible net worth of $100 million and an Interest Coverage Ratio of 1.1 to 1 until April 30, 2003, with an increase to 1.25 to 1 thereafter. “Interest Coverage Ratio” is defined as “the ratio of (i) EBITDA for such period less Capital Expenditures for such period to (ii) the Cash Interest Expense for such period.” Additional amendments to the agreement with Autobahn include (i) a reduction in the borrowing limits on an eligible receivable from a range of 80.0% to 85.0% of the principal balance outstanding to a range of 77.5% to 82.5% of the principal balance outstanding, and (ii) the requirement that the receivables pledged by SFI as collateral must have received a weighted average score of 650 and, individually, a minimum score of 500 under a nationally recognized credit rating developed by Fair, Isaac and Co. at the time the original obligor purchased the Vacation Interval related to the pledged receivable.

     As a result of the loss for the quarter ended March 31, 2003, the SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the remainder of 2003.

     As a result of the closing of the $66.4 million conduit loan through our new financing subsidiary, SF-II, we obtained an extension of our existing revolving credit facility through our SPE through March 31, 2006. In order to obtain the two-year extension of this facility, however, we agreed to reduce the principal amount of the facility from $100 million to $85 million.

CAUTIONARY STATEMENTS

If our assumptions and estimates in our Business Model are wrong, we could be in default under our credit agreements.

     The financial covenants in our credit facilities are based upon a business model prepared by our management and approved by our banks. We used a number of assumptions and estimates in preparing the business model, including:

¡	We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;

¡	We assumed that our level of sales and operating profits and costs can be maintained; and

¡	We assumed that we can raise the prices on our products and services as market conditions allow.

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

     We operate solely within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

¡	An oversupply of timeshare units,

¡	A reduction in demand for timeshare units,

¡	Changes in travel and vacation patterns,

¡	A decrease in popularity of our resorts with our consumers,

¡	Governmental regulations or taxation of the timeshare industry, and

¡	Negative publicity about the timeshare industry.

Changes in accounting procedures and standards could negatively impact our financial results.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has proposed an AICPA Statement of Position (the “Proposed SOP”) which, if approved, could change the way we account for our sales of Vacation Intervals. The Proposed SOP was released to the public for comments on February 20, 2003. The Proposed SOP:

¡	provides criteria for a real estate time-sharing transaction to be recognized as a sale;

¡	limits the use of the full accrual method for revenue recognition and provides that, under various conditions, the percentage-of-completion method, cash received method, combined method, or deposit method must be used; and

¡	provides further guidance on accounting for various other items such as sales incentives, costs incurred to sell time-shares, cost of sales and time-sharing inventory, credit losses, rental and other operations during the holding periods for inventory, special purpose entities, points systems, vacation clubs, sampler programs and mini-vacations, reloads, upgrades, and payments to owners associations.

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

     At its January 14, 2004 meeting, the Financial Accounting Standards Board met with representatives of the AICPA’s Accounting Standards Executive Committee (“AcSEC”) and discussed clearance of the Proposed SOP, which, if cleared by the Board would have been issued with a Financial Accounting Standards Board Statement to amend Statements 66 and 67 for real estate time-sharing transactions. The Board indicated that AcSEC should not include any revenue recognition guidance in the Proposed SOP. The Board considered a number of factors in arriving at its conclusion including (1) changes in revenue recognition practices that have occurred since AcSEC originally added the project to its agenda, (2) the Board’s revenue recognition project and the potential for requiring preparers to change its revenue recognition practices twice in a short time frame, and (3) the “rules-based” nature of the revenue recognition requirements in the Proposed SOP. The Board requested that the AcSEC task force work with the Financial Accounting Standards Board staff to identify those topics to be retained and addressed in the Proposed SOP, which the Board will consider at a future meeting. The Board suggested that AcSEC consider publishing the proposed revenue recognition guidance in a nonauthoritative source.

     Although we cannot predict what the final version may contain or when it will be adopted or effective, the above information leads us to believe that the Proposed SOP will not have a material impact on our consolidated financial position or results of operations. However, if adopted in its present form, the Proposed SOP could require very significant changes in our future financial statements, and may also make it impossible for us to comply with the financial covenants contained in certain of our credit agreements. In that event, we will need to negotiate waivers or forbearance agreements with the lenders.

We may not be able to obtain additional financing.

     Several unpredictable factors may cause our adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. We incurred net losses in two of the past three years. Should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

     Many of the factors that will determine whether or not we generate sufficient earnings before interest, income taxes, depreciation and amortization to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

¡	the number of sales of Vacation Intervals;

¡	the average purchase price per interval;

¡	the number of customer defaults;

¡	our cost of borrowing;

¡	our sales and marketing costs and other operating expenses; and

¡	the continued sale of notes receivable.

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

     Our leverage is significant and will continue to burden our operations, impair our ability to obtain additional financing, reduce the amount of cash available for operations and required debt payments, and make us more vulnerable to financial downturns.

     Our bank credit agreements may:

¡	require a substantial portion of our cash flow to be used to pay interest expense and principal;

¡	impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

¡	limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

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

     Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale markets. An economic slowdown in the United States could depress consumer spending for Vacation Intervals. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. During an economic slowdown and in past economic slowdowns and recessions, we have experienced increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues. Consequently, we have experienced an increased number of foreclosures and loan losses during this period. It is likely that these delinquencies and losses will continue to occur until the general economic conditions in the United States improve. Any or all of the foregoing conditions could have a material adverse effect on our results of operations, liquidity, and financial position.

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

     We recorded 43.4% of the purchase price of Vacation Intervals as a provision for uncollectible notes for the year ended December 31, 2003. Our sales were decreased by $4.0 million for customer returns in 2003. When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we will incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 57.2% of Vacation Interval sales took place in 2003), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency. We would only recover an amount that the indebtedness owed to us exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy.

     At December 31, 2003, we had Vacation Interval customer notes receivable in the approximate principal amount of $242.3 million, and had an allowance for uncollectible notes of approximately $48.4 million. We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

     Our business is dependent on our ability to finance customer notes receivable through our banks. At December 31, 2003, we owed approximately $212.3 million of principal to our lenders.

     Borrowing Base. We have receivable based loan agreements with lenders to borrow up to approximately $251.7 million. We pledged our customer promissory notes and mortgages as security under these agreements. Our lenders typically lend us 75% to 85% of the principal amount of our customers’ notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2003, we had a portfolio of approximately 32,056 Vacation Interval customer notes receivable in the approximate principal amount of $242.3 million. Approximately $3.9 million in principal amount of our customers’ notes were 61 days or more past due and, therefore, ineligible as collateral.

     Negative Cash Flow. We ordinarily receive only 10% of the purchase price on the sale of a Vacation Interval, but we must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

     Interest Rate Mismatch. At December 31, 2003, our portfolio of customer loans had a weighted average fixed interest rate of 14.9%. At such date, our borrowings (which bear interest at variable rates) against the portfolio had a weighted average cost of funds of 6.3%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. We have not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans which would reduce our income from financing activities.

     Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had an average maturity of 5.9 years at December 31, 2003. Our revolving credit facilities have scheduled maturity dates between August 2004 (subsequently extended to February 2006 in early 2004) and March 2007. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in 2004 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our lenders to extend the term of our existing funding commitments or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

     Impact on Sales. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals.

Our business is highly regulated.

     We are subject to substantial governmental regulation in the conduct of our business. See “Item 1. Business, Governmental Regulation, Environmental Matters, Utility Regulation, Other Regulation, and Item 3. Legal Proceedings.” If we are found to have violated any statute, rule, or regulation applicable to us, our assets, or our business, it could have a material effect on our results of operations, liquidity, and financial condition.

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

     We intend to continue to develop the Existing Resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

¡	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;

¡	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and

¡	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

     We cannot be certain that we will have the liquidity and capital resources to develop and expand the Existing Resorts.

     Our development and construction activities, as well as our ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Our failure to maintain the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of Vacation Intervals at our resorts. The enactment of “slow growth” or “no-growth” initiatives or changes in labor or other laws in any area where our resorts are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at each of the Existing Resorts.

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

     We are subject to a number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the “ADA”), that impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although we believe the Existing Resorts are substantially in compliance with these laws, we will incur additional costs to fully comply with these laws. Additional federal, state, and local legislation may impose further restrictions on the Company, the Clubs, or the Management Clubs at the Existing Resorts or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known. Such costs are not expected to have a material effect on our results of operations, liquidity, and financial condition, but these costs could be substantial.

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

     Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2001 by independent environmental consultants for all of the Existing Resorts. The reports did not reveal, nor are we aware of, any environmental liability that would have a material adverse effect on our results of operations, liquidity, or financial position. We cannot be certain that the Phase I reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to us.

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

     The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and the Existing Resorts are currently qualified for participation in the RCI exchange network. We cannot be certain that we will be able to continue to qualify the Existing Resorts or any future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

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

     The indenture pertaining to our 6% senior subordinated notes permits us to incur certain additional indebtedness, including indebtedness secured by our customer notes receivable. Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds. The indenture pertaining to the 6% senior subordinated notes also permits us to borrow additional funds in order to finance development of our resorts. Future construction loans will likely result in liens against the respective properties.

Common Stock could be impacted by our indebtedness.

     The level of our indebtedness could negatively impact holders of our Common Stock, because:

¡	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;

¡	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

¡	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;

¡	some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and

¡	increased interest expense will reduce earnings, if any.

We could lose control over the Clubs.

     Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Resorts on a collective basis. The consolidation of resort operations through the Silverleaf Club permits:

¡	a centralized reservation system for all resorts;

¡	substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

¡	centralized management for the entire resort system;

¡	centralized legal, accounting, and administrative services for the entire resort system; and

¡	uniform implementation of various rules and regulations governing all resorts.

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

     While we report sales of Vacation Intervals as income for financial reporting purposes at the time of the sale, for federal income tax purposes, we report substantially all Vacation Interval sales on the installment method. Under the installment method, we recognize income for regular federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $84.4 million at December 31, 2003, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $94.8 million at December 31, 2003), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on such deferred taxes which also will be payable when the taxes are due, the amount of which is not now reasonably ascertainable. In addition, the net deferred tax benefit is fully-reserved at December 31, 2003. If we should sell the installment notes or be required to factor them or if the notes were foreclosed on by one of our lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

We will be subject to Alternative Minimum Taxes.

     For purposes of computing the 20% alternative minimum tax (“AMT”) imposed under Section 55 of the Code on our alternative minimum taxable income (“AMTI”), the installment sale method is generally not allowed. The Code requires an adjustment to our AMTI for a portion of our adjusted current earnings (“ACE”). Our ACE must be computed without application of the installment sale method. Prior to 1997, we used the installment method for the calculation of ACE for federal AMT purposes. In 1998, we received a ruling from the Internal Revenue Service granting our request for permission to change to the accrual method for this computation effective January 1, 1997. As a result, our AMTI for 1997 through 1999 was increased each year by approximately $9 million, which resulted in our paying substantial additional federal and state taxes in those years. As a result of this change, we paid $641,000, $4.9 million, and $4.3 million of federal AMT for 1997, 1998, and 1999, respectively. Due to losses incurred in 2000 and 2001, we received refunds totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of our 2000 and 2001 AMT losses to 1999, 1998, and 1997. Thus, while Section 53 of the Code provides that we will be allowed a credit (“minimum tax credit”) against our regular federal income tax liability for all or a portion of the AMT previously paid, these refunds have resulted in a refund of all such previously paid AMT. As a result, no minimum tax credit is available. We anticipate adequate AMT loss carryforwards to offset 90% of 2004 AMT taxes, resulting in a minimal AMT liability for the year. However, we further anticipate that any AMT loss carryforward remaining at the end of 2004 will be small and will be deductible in future years only to the extent of 90% of AMTI pursuant to Section 56(d) of the Code. Accordingly, we anticipate that we will have significant AMT liabilities in future years.

     Due to the Exchange Offer previously described, an ownership change, within the meaning of Section 382(g) of the Code, has occurred. Such an ownership change may result in the imposition of a limitation on our use of any minimum tax credit as provided in Section 383 of the Code. Under Section 383, the amount of the excess credits which exist as of the date of the ownership change can be used to offset our tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of our taxable income as does not exceed the Section 382 limitation for such post-change year to the extent available after the application of Sections 382 and 383(b) and (c). As a result of the above-described refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code. However, if it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the Exchange Offer, or if additional “ownership changes” within the meaning of Section 382(g) of the Code occur in the future, we cannot be certain that such ownership changes will not result in a limitation on the use of any such minimum tax credit.

Our use of net operating loss carryforwards could be limited by an ownership change.

     We had net operating loss (“NOL”) carryforwards of approximately $232.1 million at December 31, 2003, for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. The Exchange Offer resulted in an ownership change within the meaning of Section 382(g) of the Code as of May 2, 2002 (the “change date”). As a result, a portion of our NOL is subject to an annual limitation for a portion of the taxable year, which includes the change date as well as the taxable years beginning after the change date. The annual limitation will be equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation is small in comparison to the size of the NOL carryforwards. However, the annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382(h) of the Code.

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

We could be negatively impacted by the National Do Not Call List.

     We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers. On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on our telemarketing activities. The FCC has implemented, in conjunction with the

Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls. The FTC recently reported that approximately 56 million telephone numbers had been registered by the end of 2003. This could sharply limit the number of contacts we will be able to make through our telemarketing activities. We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. We cannot currently determine the impact that these new regulations could have on our sales; however, the large number of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods. While the new rules only became effective on October 1, 2003, we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of our historical dependence on telemarketing, we believe that these recent changes in the law will clearly have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. Because the changes mandated by the rules which went into effect on October 1, 2003 are so recent, we will continue to assess both the rules’ impact on operations and alternative methods of marketing that are not impacted by the new rules.

ITEM 2. PROPERTIES

     At December 31, 2003, we owned a total of 12 timeshare resorts. Principal developmental activity which occurred during 2003 is summarized below.

     Continued Development of The Villages Resort. The Villages Resort, located approximately 100 miles east of Dallas, Texas, has 334 existing units. Silverleaf intends to develop approximately 96 additional units (4,992 Vacation Intervals) at this resort in the future. During 2003, we did not add units at this resort.

     Continued Development of Piney Shores Resort. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 172 existing units. We intend to develop approximately 120 additional units (6,240 Vacation Intervals) at this resort. During 2003, we did not add units at this resort.

     Continued Development of Hill Country Resort. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 278 existing units. We intend to develop approximately 234 additional units (12,168 Vacation Intervals) at this resort. During 2003, we added 12 units at this resort.

     Continued Development of Timber Creek Resort. Timber Creek Resort, located in Desoto, Missouri, has 72 existing units. We intend to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort. During 2003, we did not add units at this resort.

     Continued Development of Fox River Resort. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 198 existing units. We intend to develop approximately 252 additional units (13,104 Vacation Intervals) at this resort. During 2003, we added 12 units at this resort.

     Continued Development of Apple Mountain Resort. Apple Mountain Resort, located approximately 125 miles north of Atlanta, Georgia, has 60 existing units. We intend to develop approximately 192 additional units (9,984 Vacation Intervals) at this resort. During 2003, we did not add units at this resort.

     Continued Development of Holiday Hills Resort. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 380 existing units. We intend to develop approximately 408 additional units (21,188 Vacation Intervals) at this resort. During 2003, the Company added 18 units at the resort.

     Continued Development of Oak N’ Spruce Resort. Oak N’ Spruce Resort, located 134 miles west of Boston, Massachusetts, has 260 existing units. Silverleaf intends to develop approximately 90 additional units (4,680 Vacation Intervals) at this resort in the future. During 2003, we added 12 units at this resort. Our application for additional units was denied by local planning and zoning authorities in 2003. This zoning denial is on appeal. If we are unsuccessful in obtaining authorizations to build additional units at Oak N’ Spruce Resort, it will materially and adversely affect our ability to develop this resort and to sustain sales of Vacation Intervals at Oak N’ Spruce at existing levels.

     Continued Development of Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort, located in Galveston, Texas, has 84 existing units. We intend to develop approximately 198 additional units (10,296 Vacation Intervals) at this resort. During 2003, we did not add units at this resort.

     As of December 31, 2003, we had construction commitments of approximately $3.0 million.

     Discontinued Development of Certain Resorts. As a result of the liquidity problems announced during 2001, we discontinued our development plans for timeshare resorts in Kansas City, Missouri, and Las Vegas, Nevada. The property in Las Vegas was sold in January 2003 and the property in Kansas City was sold in October 2003. All net sales proceeds were paid to our senior lenders.

     In December 1998, we purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property was intended to be developed as a Drive-to Resort (i.e., Beech Mountain Resort). We received regulatory approval to develop 408 units (21,216 Vacation Intervals), but we did not schedule dates for construction, completion of initial units, or commencement of marketing and sales efforts. In 2003, we determined that we would not develop this property as initially planned.

Future Growth Strategy

     Our credit facilities limit our ability to expand our resort system beyond a limited amount of development, as shown in the business model. As a result, we will continue to develop new or existing resorts within the limitations set forth in the business model by maintaining marketing, sales, and development activities at those resorts in accordance with our current business model. We will also continue to emphasize our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of product. We will concentrate more on marketing to existing members, including sales of upgraded Vacation Intervals, second weeks, and existing owner referral programs.

Competitive Advantages

     We believe our business affords us the following competitive advantages:

     Convenient Drive-to Locations. Our Drive-to Resorts are located within a two-hour drive of a majority of our target customers’ residences, which accommodates the growing demand for shorter, more frequent, close-to-home vacations. This proximity facilitates use of our Bonus Time Program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. We believe we are the only timeshare operator that offers customers these benefits. Silverleaf Owners can also conveniently enjoy non-lodging resort amenities year-round on a “country-club” type basis.

     Substantial Internal Growth Capacity. At December 31, 2003, we had an inventory of 24,255 Vacation Intervals and a master plan to construct new units which will result in up to 87,020 additional Vacation Intervals at the Existing Resorts. Our master plan for construction of new units is contingent upon future sales at the Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

     In-House Operations. We have in-house marketing, sales, financing, development, and property management capabilities. While we utilize outside contractors to supplement internal resources, our internal capabilities provide greater control over all phases of our operations, help maintain operating standards, and reduce overall costs.

     Lower Construction and Operating Costs. We have developed and generally employ standard architectural designs and operating procedures which we believe significantly reduce construction and operating expenses. Standardization and integration also allow us to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an “as needed” basis within 180 to 270 days.

     Centralized Property Management. We presently operate all of the Existing Resorts on a centralized and collective basis with operating and maintenance costs paid from Silverleaf Owners’ monthly dues. We believe that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates our internal exchange program and the Bonus Time Program.

     Experienced Management. Our senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. The senior officers have an average of eighteen years of experience in the timeshare industry.

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2003, unless otherwise indicated.

Existing Resorts

					Vacation Intervals
		Units at Resorts			At Resorts
	Primary	Inventory			Inventory
	Market	At	Planned		At	Planned
Resort/Location	Served	12/31/03	Expansion(b)		12/31/03	Expansion
Drive-to Resorts
Holly Lake	Dallas-	130	—		1,519	—
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	334	96		5,340	4,992	(g)
Flint, TX	Ft. Worth, TX
Lake O’ The Woods	Dallas-	64	—		1,158	—
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	172	120	(g)	2,652	6,240	(g)
Conroe, TX
Hill Country	Austin-San	278 (f)	234	(g)	2,985	12,168	(g)
Canyon Lake, TX	Antonio, TX
Timber Creek	St. Louis,	72	84	(g)	1,885	4,368	(g)
DeSoto, MO	MO
Fox River	Chicago, IL	198	252	(g)	1,393	13,104	(g)
Sheridan, IL
Apple Mountain	Atlanta, GA	60	192	(g)	1,455	9,984	(g)
Clarkesville, GA
Destination Resorts	Locations
Ozark Mountain	Branson,	136	—	(g)	872	—	(g)
Kimberling City, MO	MO
Holiday Hills	Branson,	380	408	(g)	2,740	21,188	(g)
Branson, MO	MO
Oak N’ Spruce	Boston, MA	260	90	(g)	1,543	4,680	(g)
South Lee, MA	New York, NY
Silverleaf’s Seaside	Galveston,	84	198	(g)	713	10,296	(g)
Galveston, TX	TX

Total		2,168	1,674		24,255	87,020

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Vacation Intervals Sold			Average
	Primary	Date		In	Percentage	Sales
	Market	Sales	Through	2003	Through	Price	Amenities/
Resort/Location	Served	Commenced	12/31/03 (c)	Only (a)	12/31/03	in 2003	Activities(d)
Drive-to Resorts
Holly Lake	Dallas-	1982	4,981	1,056	76.6%	$6,867	B,F,G,H,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	1980	11,620	1,085	68.5%	10,260	B,F,H,M,S,T
Flint, TX	Ft. Worth, TX
Lake O’ The Woods	Dallas-	1987	2,042	149	63.8%	8,889	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	1988	6,100	857	69.7%	10,028	B,F,H,M,S,T
Conroe, TX
Hill Country	Austin-San	1984	11,099	1,662	76.6%	9,600	H,M,S,T(e)
Canyon Lake, TX	Antonio, TX
Timber Creek	St. Louis,	1997	1,859	69	49.7%	10,824	B,F,G,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	1997	8,903	1,213	86.5%	12,229	B,F,G,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	1999	1,665	19	53.4%	7,276	G,M,S,T
Clarkesville, GA
Destination Resorts	Locations
Ozark Mountain	Branson,	1982	5,976	300	87.3%	9,913	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	1984	16,884	1,097	86.0%	8,334	G,S,T(e)
Branson, MO	MO
Oak N’ Spruce	Boston, MA	1998	11,977	1,390	88.6%	9,853	F,G,M,S,T
South Lee, MA	New York, NY
Silverleaf’s Seaside	Galveston,	2000	3,655	663	83.7%	7,741	S,T
Galveston, TX	TX

Total			86,761	9,560	78.2%	$9,510

(a)	These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. In this context, a sale of an “upgraded Vacation Interval” refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2003, upgrade sales at the Existing Resorts were as follows:

		Average Sales Price
	Upgraded	For the Year
	Vacation	Ended 12/31/03
	Intervals	— Net of
Resort	Sold	Exchanged Interval
Holly Lake	67	$4,247
The Villages	401	6,590
Lake O’ The Woods	47	4,609
Piney Shores	318	6,526
Hill Country	657	6,642
Timber Creek	26	5,741
Fox River	123	5,380
Ozark Mountain	196	7,032
Holiday Hills	2,026	7,156
Oak N’ Spruce	602	6,116
Apple Mountain	16	4,571
Silverleaf’s Seaside	354	7,460

	4,833

The average sales price for the 4,833 upgraded Vacation Intervals sold was $6,759 for the year ended December 31, 2003.

(b)	Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2003:

	Land-Use	Land-Use	Land-Use
	Process	Process	Process	Currently in
	Not Started	Pending	Complete	Construction	Total
The Villages	—	—	96	—	96
Piney Shores	—	—	120	—	120
Hill Country	—	—	234	—	234
Timber Creek	—	—	84	—	84
Fox River	—	—	252	—	252
Holiday Hills	—	—	402	6	408
Oak N’ Spruce	—	78	—	12	90
Apple Mountain	126	—	54	12	192
Silverleaf’s Seaside	—	—	198	—	198

	126	78	1,440	30	1,674

“Land-Use Process Pending” means that we have commenced the process which we believe is required under current law in order to obtain the necessary land-use authorizations from the applicable local governmental authority with jurisdiction, including submitting for approval any architectural drawings, preliminary plats, or other attendant items as may be required.

“Land-Use Process Complete” means either that (i) we believe that we have obtained all necessary land-use authorizations under current law from the applicable local governmental authority with jurisdiction, including the approval and filing of any required preliminary or final plat and the issuance of building permit(s), in each case to the extent applicable, or (ii) upon payment of any required filing or other fees, we believe that we will under current law obtain such necessary authorizations without further process.

(c)	These totals are net of intervals received from upgrading customers and from intervals received from cancellations.

(d)	Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B — boating; F — fishing; G — golf; H — horseback riding; M — miniature golf; S — swimming pool; and T — tennis.

(e)	Boating is available near the resort.

(f)	Includes three units which have not been finished-out for accommodations and which are currently used for other purposes.

(g)	Engineering, architectural, and construction estimates have not been completed, and we cannot be certain that we will develop these properties at the unit numbers currently projected.

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

     Bonus Time Program. Silverleaf Club’s Bonus Time Program offers Silverleaf Club members a benefit not typically enjoyed by any other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time Program allows all Silverleaf Club members, who are current on their dues and installment payments, to use vacant units for up to three nights at a time at any of our owned resorts. Sunday through Thursday night stays are currently without charge, while Friday through Saturday stays presently cost $39.95 per night payable to Silverleaf Club. The Bonus Time Program is limited based on the availability of units. Availability is created when a Silverleaf Owner does not use his or her owned week. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations. Owners of unused intervals that are utilized by the Bonus Time Program are not compensated other than by their participation in the Bonus Time Program.

     Year-Round Use of Amenities. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

     Exchange Privileges. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience we provide our members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 3,504 intra-company exchanges occurred in 2003. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, most Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89. Prior to October 2003, Silverleaf Owners at Oak N’ Spruce Resort could pay an annual fee of $79 to join the exchange program administered by Interval International. Since October 2003, Oak N’ Spruce Resort has been under contract with RCI instead of Interval International. Both RCI and Interval International also charge an additional exchange fee for each exchange.

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

     Management Clubs. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. The Clubs operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory, management, and maintenance functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort.

     On-Site Security. Each of the Resorts is patrolled by security personnel who are either employees of the Management Clubs or personnel of independent security service companies which have contracted with the Clubs.

Description Of Timeshare Resorts Owned and Operated By Silverleaf

Drive-to Resorts

     Holly Lake Resort. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 2,740 acres within Holly Lake, of which approximately 2,667 acres may not be developed due to deed restrictions. At December 31, 2003, approximately 27 acres were developed. We have no future development plans.

     At December 31, 2003, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, wood siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

     Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club, country store, indoor rodeo arena and stables, five tennis courts (four lighted), two different lakes (one with sandy swimming beach, one with boat launch for water-skiing), three outdoor swimming pools with bathhouses and pavilion, hiking/nature trails, children’s playground area, two miniature golf courses, five picnic areas, activity center with grill, big screen television, game room with arcade games and pool tables, horseback trails, and activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery. Silverleaf Owners can also rent canoes, bicycles, and water trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

     At December 31, 2003, the resort contained 6,500 Vacation Intervals, of which 1,519 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $7,000 to $11,800 for one-week stays. During 2003, 1,056 Vacation Intervals were sold.

     The Villages and Lake O’ The Woods Resorts. The Villages and Lake O’ The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O’ The Woods, is an active sports resort popular for water-skiing and boating. Lake O’ The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O’ The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2003, approximately 181 acres were developed and 18 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 334 units were completed at The Villages and 64 units were completed at Lake O’ The Woods. An additional 96 units are planned for development at The Villages and no additional units are planned for development at Lake O’ The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. “Presidents Harbor” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, gas dock, boat launch, water-craft rentals, and covered and locked rental boat stalls; three swimming pools; two lighted tennis courts; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children’s playground; RV sites; a new 9,445 square foot activity center with theater room with wide-screen television, reading room, grill, tanning beds, pool table, sauna, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use motor boats, paddle boats, and pontoon boats. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

     Recreational facilities at Lake O’ The Woods include swimming pool, bathhouse, lighted tennis court, a recreational beach area with picnic areas, a fishing pier on Lake Palestine, nature trails, soccer/softball field, children’s playground, RV sites, an activity center with wide-screen television and pool table, horseshoe pits, archery range, miniature golf course, shuffleboard, volleyball, and basketball courts.

     At December 31, 2003, The Villages contained 16,960 total Vacation Intervals, of which 5,340 remained available for sale. The Company plans to build 96 additional units at The Villages, which would yield an additional 4,992 Vacation Intervals available for sale. At December 31, 2003, Lake O’ The Woods contained 3,200 total Vacation Intervals, of which 1,158 remained available for sale. The Company has no plans to build additional units at Lake O’ The Woods. Vacation Intervals at The Villages and Lake O’ The Woods are currently priced from $7,000 to $15,800 for one-week stays (and start at $5,500 for biennial intervals), while one-week “Presidents Harbor” intervals are priced at $9,400 to $20,000 depending on the value rating of the interval. During 2003, 1,085 and 149 Vacation Intervals were sold at The Villages and Lake O’ The Woods, respectively.

     Piney Shores Resort. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 113 acres. At December 31, 2003, approximately 72 acres were developed and 11 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 172 units were completed and 120 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain “lodge-style” units feature stone fireplaces, white-washed pine wall coverings, “age-worn” paint finishes, and antique furnishings. President’s Cove units feature a larger, more spacious floor plan (1255 square feet) with a back veranda, washer and dryer, and a more elegant décor.

     The primary recreational amenity at the resort is Lake Conroe, a 21,000 acre public lake. Other recreational facilities and improvements available at the resort include two swimming pools and a spa, a bathhouse complete with outdoor shower and restrooms, lighted tennis court, miniature golf course, stables, horseback riding trails, children’s playground, picnic areas, boat launch, beach area, 4,626-square foot activity center, 32-seat theatre room with big screen television, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball.

     At December 31, 2003, the resort contained 8,752 Vacation Intervals, of which 2,652 remained available for sale. We intend to build 120 additional units, which would yield an additional 6,240 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $20,000 for one-week stays (and start at $5,500 for biennial intervals). During 2003, 857 Vacation Intervals were sold.

     Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2003, approximately 38 acres were developed and 19 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 278 units were completed and 234 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 122 units feature the Company’s new “lodge style.” 44 “Presidents Villas” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children’s playground areas, barbecue and picnic area, enclosed swimming pool and heated spa, children’s wading pool, tennis court, and activity areas for basketball, horseshoes, shuffleboard and sand volleyball court. Area sights and activities include water-tubing on the nearby Guadeloupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, and the San Antonio Zoo.

     At December 31, 2003, the resort contained 14,084 Vacation Intervals, of which 2,985 remained available for sale. The Company plans to build 234 additional units, which collectively would yield 12,168 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $15,800 for one-week stays (and start at $5,500 for biennial intervals), while one-week “Presidents Villas” intervals are priced at $9,400 to $22,000 depending on the value rating of the interval. During 2003, 1,662 Vacation Intervals were sold.

     Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2003, approximately 180 acres were developed and 6 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 72 units were completed and an additional 84 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

     The primary recreational amenity available at the resort is a 40-acre fishing lake. Other amenities include a clubhouse, a five-hole par three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, volleyball court, shuffleboard/multi-use sports court, fitness center, horseshoes, archery, a welcome center, playground, arcade, movie room, tanning bed, cedar sauna, sales and registration building, hook-ups for recreational vehicles, and boat docks. We are obligated to maintain and provide campground facilities for members of the previous owner’s campground system.

     At December 31, 2003, the resort contained 3,744 Vacation Intervals and 1,885 Vacation Intervals remained available for sale. We plan to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2003, 69 Vacation Intervals were sold.

     Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2003, approximately 156 acres were developed and 26 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 198 units are completed and 252 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities currently available at the resort include five-hole par three executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / seasonal ice-skating rink, shuffleboard courts, sand volleyball courts, outdoor pavilion, and playgrounds. The Company also offers winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The Company is obligated to maintain and provide campground facilities for members of the previous owner’s campground system.

     At December 31, 2003, the resort contained 10,296 Vacation Intervals and 1,393 Vacation Intervals remained available for sale. We plan to build 252 additional units, which would collectively yield 13,104 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2003, 1,213 Vacation Intervals were sold.

     Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. At December 31, 2003, approximately 191 acres were developed and 16 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 60 units are completed and 192 units are planned for development at Apple Mountain Resort. The “Lodge Get-A-Way” units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

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

     The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course is 1,530 feet at the lowest point and 1,600 feet at the highest point. The course is designed with approximately 104,000 square feet of bent grass greens. The course’s tees total approximately 2 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and there are approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pine roughs along twelve of the fairways. The course has a five-acre irrigation lake and a pond of approximately 900 square feet located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment. There is also a golf professional on site to offer lessons and to plan events for the club.

     At December 31, 2003, the resort contained 3,120 Vacation Intervals, of which 1,455 remained available for sale. We plan to build 192 additional “lodge-style” units, which would yield an additional 9,984 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $15,800 for one-week stays (and start at $5,500 for biennial intervals). During 2003, 19 Vacation Intervals were sold.

Destination Resorts

     Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2003, the resort contained approximately 116 acres. We have no future development plans.

     At December 31, 2003, 136 units were completed and no additional units are planned for development. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. “Presidents View” units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

     At December 31, 2003, the resort contained 6,848 Vacation Intervals, of which 872 remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,000 to $11,500 for one-week stays, while one-week “Presidents View” intervals are priced at $10,000 to $22,500 depending on the value rating of the interval. During 2003, 300 Vacation Intervals were sold.

     Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 405 acres, including a 91-acre golf course. At December 31, 2003, approximately 296 acres were developed and 68 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, 380 units were completed and an additional 408 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. “Presidents Fairways” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant décor.

     Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, tennis court, picnic areas, camp sites, basketball court, activity area which includes shuffleboard, horseshoes, and a children’s playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, a 2,800 square foot outdoor swimming pool, and a sports pool. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements between the Company and certain homeowners’ associations.

     At December 31, 2003, the resort contained 19,624 Vacation Intervals, of which 2,740 remained available for sale. The Company plans to build 408 additional units, which would yield an additional 21,188 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,500 for one-week stays (and start at $7,000 for biennial intervals), while one-week “Presidents Fairways” intervals are priced at $10,000 to $28,500 depending on the value rating of the interval. During 2003, 1,097 Vacation Intervals were sold.

     Oak N’ Spruce Resort. In December 1997, we acquired the Oak N’ Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N’ Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2003, approximately 37 acres were developed and 10 acres are currently planned by the Company to be used for future development. Our application for additional units was denied by local authorities in early 2003. We have filed supplemental applications for fewer units. If for any reason we are unsuccessful in obtaining authorizations to build additional units at Oak N’ Spruce Resort, it may materially and adversely affect our ability to develop this resort and to sustain sales of Vacation Intervals at Oak N’ Spruce at existing levels.

     At December 31, 2003, the resort had 260 units completed and 204 units are planned for development. There are six types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse, (iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and President’s style units. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, three-hole pitch and putt golf course, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

     At December 31, 2003, the resort contained 13,520 Vacation Intervals, of which 1,543 remained available for sale. Subject to obtaining permission from local authorities, we plan to build 90 additional “lodge-style” units, which would yield an additional 4,680 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,650 to $25,000 for one-week stays (and start at $4,700 for biennial intervals). During 2003, 1,390 Vacation Intervals were sold.

     Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2003, approximately 45 acres were developed and 42 acres are currently planned by the Company to be used for future development.

     At December 31, 2003, the resort had 84 units and an additional 198 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks.

     With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard. We are obligated to maintain and provide campground facilities for members of the previous owner’s campground system.

     At December 31, 2003, the resort contained 4,368 Vacation Intervals of which 713 remained available for sale. We plan to build 198 additional units which would yield an additional 10,296 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $8,500 to $19,500 for one-week stays (and start at $7,000 for biennial intervals). During 2003, 663 Vacation Intervals were sold.

ITEM 3. LEGAL PROCEEDINGS

     Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri, and Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements.

This litigation has been ongoing for several years. Discovery continued in the lawsuit during the year but is not yet complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The second action is scheduled for trial in June 2004.

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

     Various legal actions and claims may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of the Company’s sales and marketing activities and contractual arrangements. Some of the matters may involve compensatory, punitive or other treble damage claims in very large amounts, which, if granted, could be materially adverse to the Company’s financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on December 16, 2003, in addition to the election of directors, the stockholders voted upon five other board proposals contained in the Registrant’s Proxy Statement dated October 20, 2003.

     The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd	31,971,353	174,043
James B. Francis, Jr.	31,971,353	174,043
Herbert B. Hirsch	31,971,353	174,043
Robert E. Mead	31,971,353	174,043
Rebecca Janet Whitmore	31,971,353	174,043

     The five other board proposals were approved with the following vote:

			Abstentions
			(Other Than
			Broker
Proposal	For	Against	Non-Votes)	Broker Non-Votes
Board proposal to amend the Company’s articles of incorporation and bylaws to eliminate staggered terms for directors	31,994,995	130,006	20,395	—

			Abstentions
			(Other Than
			Broker
Proposal	For	Against	Non-Votes)	Broker Non-Votes
Board proposal to amend the Company’s articles of incorporation to reduce to a simple majority the number of votes required to amend its articles of incorporation	25,429,757	301,830	12,487	—
Board proposal to amend the Company’s articles of incorporation to reduce to a simple majority the votes required to approve a merger, share exchange, consolidation, dissolution or sale of all or substantially all of the Company’s assets	25,451,313	280,284	12,477	—
Board proposal to adopt the 2003 Stock Option Plan	25,306,760	422,012	15,302	—
Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors	31,993,532	146,269	5,595	—

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing prices of the Company’s Common Stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. Prices for the Common Stock are closing bid prices as quoted on the Electronic Quotation Service of Pink Sheets LLC (“Pink Sheets”).

	High	Low
Year Ended December 31, 2002:
First Quarter	$.39	$.07
Second Quarter	.52	.19
Third Quarter	.45	.27
Fourth Quarter	.40	.18
Year Ended December 31, 2003:
First Quarter	$.45	$.30
Second Quarter	.49	.23
Third Quarter	.35	.21
Fourth Quarter	.77	.30

     The Company’s Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The suspension and subsequent delisting of the Company’s Common Stock by the NYSE was caused by a drop in the per share trading value of the Company’s stock on the NYSE that began in March 2001. This drop in per share trading value has persisted and the Company ceased to meet NYSE listing criteria when its total market capitalization remained below $15 million and its minimum share price remained below $1 over a 30 trading-day period. Since being delisted by the NYSE, the Company’s Common Stock has been quoted since then on the Pink Sheets under the symbol “SVLF.” Because of the various uncertainties related to the Company’s future prospects, it is unlikely that an active public trading market will develop for the Common Stock in the foreseeable future and the Common Stock is expected to remain illiquid or experience significant price and volume volatility. As a part of the May 2, 2002 Exchange Offer, the Company agreed to use its reasonable efforts to effect the quotation of trades of the Common Stock on the OTC Bulletin Board. Effective February 2004, the Company’s shares began trading on the OTC Bulletin Board.

     As of December 31, 2003, the Company believes that there were approximately 1,200 holders of its Common Stock, which is the only class of the Company’s equity securities outstanding.

     The Company’s stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Stock options provide for the right to purchase common stock at a specified price, which may be less than or equal to fair market value on the date of grant (but not less than par value). Stock options may be granted for any term and upon such conditions determined by the Board of Directors of the Company.

Dividend Policy

     The Company is, and will continue to be, restricted from paying dividends and, therefore, does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors that the Company’s Board of Directors deems relevant.

Shares Authorized for Issuance under Equity Compensation Plans

     Please see “Security Ownership of Certain Beneficial Owners and Management” under item 12 of this annual report on Form 10-K for information regarding shares authorized under our equity compensation plans.

Recent Sales of Unregistered Securities

     There have been no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Historical Financial and Operating Information

     The Selected Consolidated Historical Financial and Operating Information should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K.

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	1999	2000	2001	2002	2003
Statement of Income Data:
Revenues:
Vacation Interval sales	$192,767	$234,781	$139,359	$122,805	$123,585
Sampler sales	1,665	3,574	3,904	3,634	1,765

Total sales	194,432	238,355	143,263	126,439	125,350
Interest income	28,271	37,807	41,220	37,537	34,730
Management fee income	2,811	462	2,516	1,920	1,547
Other income	4,929	4,912	4,334	4,644	5,573

Total revenues	230,443	281,536	191,333	170,540	167,200

Costs and Operating Expenses:
Cost of Vacation Interval sales	30,576	59,169	27,377	23,123	22,657
Sales and marketing	101,823	125,456	78,597	66,384	65,775
Provision for uncollectible notes	19,441	108,751	30,311	24,562	53,673
Operating, general and administrative	27,263	36,879	35,435	32,547	27,393
Depreciation and amortization	5,692	7,537	6,463	5,184	4,566
Interest expense and lender fees	16,847	32,750	35,016	22,193	16,551
Impairment loss of long-lived assets	—	6,320	5,442	—	—
Write-off of affiliate receivable	—	7,499	—	—	—

Total costs and operating expenses	201,642	384,361	218,641	173,993	190,615

Other income:
Gain on sale of notes receivable	—	4,299	—	6,838	3,205
Gain on early extinguishment of debt	—	3,455	—	17,885	6,376

Total other income	—	7,754	—	24,723	9,581

Income (loss) before provision (benefit) for income taxes	28,801	(95,071)	(27,308)	21,270	(13,834)
Provision (benefit) for income taxes	11,090	(35,191)	(99)	(1,523)	86

Net income (loss)	$17,711	$(59,880)	$(27,209)	$22,793	$(13,920)

Net income (loss) per share — Basic and Diluted (a)	$1.37	$(4.65)	$(2.11)	$0.79	$(0.38)

Weighted average number of shares outstanding — Basic	12,889,417	12,889,417	12,889,417	28,825,882	36,826,906

Weighted average number of shares outstanding — Diluted	12,890,044	12,889,417	12,889,417	28,825,882	36,826,906

	December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,814	$6,800	$6,204	$1,153	$4,093
Notes receivable, net of allowance for uncollectible notes	282,290	263,792	278,592	233,237	193,379
Amounts due from affiliates	6,596	671	2,234	750	150
Inventories	112,613	105,023	105,275	102,505	101,399
Total assets	477,942	467,614	458,100	398,245	351,787
Amounts due to affiliates	—	3,285	565	2,221	656
Notes payable and capital lease obligations	194,468	270,597	294,456	236,413	215,337
Senior subordinated notes	75,000	66,700	66,700	45,919	36,591
Total liabilities	319,926	369,478	387,173	296,626	264,088
Shareholders’ equity	158,016	98,136	70,927	101,619	87,699
Cash Flows Data:
Net cash used in operating activities	$120,971	$125,494	$23,985	$11,592	$7,843

	December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Other Operating Data:
Number of Existing Resorts at period end	18	19	19	19	12
Number of Vacation Intervals sold (excluding Upgrades)(b)	15,996	16,216	9,741	8,224	9,560
Number of in house Vacation Intervals sold	11,400	16,112	10,576	7,746	4,833
Number of Vacation Intervals in inventory	17,073	15,554	20,913	24,121	24,255
Average price of Vacation Intervals sold (excluding Upgrades)(b)(c)	$8,901	$9,768	$9,688	$9,846	$9,510
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$4,420	$4,741	$4,254	$5,401	$6,759

(a)	Net income (loss) per share is based on the weighted average number of shares outstanding.

(b)	Vacation Intervals sold during the years ended December 31, 1999, 2000, 2001, 2002, and 2003, include 5,936 biennial intervals (counted as 2,968 annual Vacation Intervals), 6,230 biennial intervals (counted as 3,115 annual Vacation Intervals), 3,061 biennial intervals (counted as 1,531 annual Vacation Intervals), 1,044 biennial intervals (counted as 522 annual Vacation Intervals), and 816 biennial intervals (counted as 408 annual Vacation Intervals), respectively.

(c)	Includes annual and biennial Vacation Interval sales for one-bedroom and two-bedroom units.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the “Selected Financial Data” and our Financial Statements and the notes thereto and other financial data included elsewhere herein. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Executive Summary

     We are in the business of owning and operating twelve timeshare resorts. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals, and from the interest earned from financed sales of such timeshare interests. Eight of our resorts are located within one and one half to two hours of major metropolitan areas (“drive-to resorts”), which are the primary market for timeshare sales to new purchasers. Three of our resorts are in destination resort areas located further from major metropolitan areas (“destination resorts”). Our resort in Massachusetts is a combination of both. The principal purchasers of timeshare interests at the destination resorts are existing owners who are upgrading or buying additional interests.

     The following economic or industry-wide factors are relevant to us:

•	We sell a vacation and recreational product, predominantly to customers who drive to our locations. We believe that this type of usage is somewhat immune from issues that would affect the travel industry as a whole (i.e. the disruptions to the airline industry and destination resort industry after September 11, 2001), but major increases in gasoline prices or other issues that cause the U.S population to drive less could have a negative impact on us.

•	Telemarketing is a very important element in the generation of tours to potential new customers of timeshare interests. We presently comply with state and national do not call regulations. Changes to existing regulations could have a negative impact on our ability to generate the necessary tours to sell timeshare interests.

•	We finance the majority of our sales over seven to ten years. An economic downturn could negatively affect the ability of our customers to pay their principal and interest, which might result in additional provision for uncollectible notes.

•	We predominantly have variable rate credit facilities. An increase in interest rates above our floor rates could have a negative impact on our profitability.

•	Since we predominantly finance our sales of timeshare interests, we require credit facilities to have the liquidity necessary to fund our costs and expenses. We presently have adequate credit facilities to fund our operations through February 2006. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

•	We believe there are two areas which are particularly important to our success as a business:

▪	the first area is identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable provision for uncollectible notes, and

▪	the second area is to keep marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and total sales.

     We earn revenue and income and finance our operations as follows:

•	Our primary source of revenue is vacation interval sales. Vacation interval sales are a combination of sales to new customers and upgrade and/or additional week sales to existing customers. We have been focusing on increasing the percentage mix of sales to existing customers in 2002 and 2003. In addition we have been focusing on identifying potential new customers who have better credit characteristics that will ultimately be more likely to pay their principal and interest when due. To manage sales we assess separately sales to potential new customers and sales to existing customers. For sales to potential new customers we measure sales per tour in order to ascertain that our marketing programs are delivering the proper types of family tours to effectively and efficiently sell new customers. State law allows purchasers of timeshares to rescind their purchase within five to seven days depending on the state. We also measure rescission amounts and rates of new customers to ascertain that our marketing and sales programs continue effectively. The number of tours to existing customers is not meaningful. As a result, we begin our assessment of sales to existing customers by totaling gross sales to existing customers. Rescissions by existing customers are generally much lower than rescissions by new customers. We do measure rescission amounts and rates to calculate net sales to existing customers. We then combine net sales to new and existing customers to calculate total sales. One product that is sold to new customers is a Sampler, which gives the customer the right to use the resorts on an as available basis from Sunday to Thursday. These sales are presented on a separate line in the operating statement, and are therefore subtracted from total sales in order to calculate vacation interval sales. The following table shows the elements management considers important to assessing our vacation interval sales (dollars in thousands, except for sales per tour):

	Year Ended December 31,
	2001	2002	2003
Tours to potential new purchasers	92,663	83,636	75,965
Sales per tour	$1,426	$1,296	$1,237

Gross sales to new customers	132,114	108,351	93,945
Rescission of sales to new customers	(33,841)	(27,548)	(24,948)

Net sales to new customers	98,273	80,803	68,997
Gross sales to existing customers	48,046	48,254	59,722
Rescission of sales to existing customers	(3,056)	(2,618)	(3,369)

Net sales to existing customers	44,990	45,636	56,353
Total sales	143,263	126,439	125,350
Less sampler sales	(3,904)	(3,634)	(1,765)

Total vacation interval sales	$139,359	$122,805	$123,585

Rescission rate for new customers	25.6%	25.4%	26.6%
Rescission rate for existing customers	6.4%	5.4%	5.6%
Rescission rate for all customers	20.5%	19.3%	18.4%

•	In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales to sales and marketing expenses. The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, commissions, and sales and marketing overhead, as detailed in the following table (dollars in thousands, except for cost per tour):

	Year Ended December 31,
	2001	2002	2003
Tours to potential new purchasers	92,663	83,636	75,965
Cost per tour	$449	$430	$422

Cost of marketing to new purchasers	41,579	35,936	32,050
Cost of marketing to existing purchasers	1,354	2,992	5,943
Commissions	25,554	20,118	19,613
Sales and marketing overhead	10,110	7,338	8,169

Total sales and marketing expense	$78,597	$66,384	$65,775

As a percentage of total sales:
Cost of marketing to new purchasers	29.0%	28.4%	25.6%
Cost of marketing to existing purchasers	0.9%	2.4%	4.7%
Commissions	17.8%	15.9%	15.6%
Sales and marketing overhead	7.1%	5.8%	6.5%

Total sales and marketing expense	54.9%	52.5%	52.5%

•	Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable. Interest income as a percentage of notes receivable has increased each year from 2001 through 2003 as result of increasing the rate we charge our new customers by 1% each of the past two years.

•	We have two lesser revenue sources. They are management fees, predominantly from Silverleaf Club, and other income, which is predominantly comprised of revenues from water and sewer operations at certain of the Silverleaf resort locations that are not served by local utilities.

•	We generate cash from the collection of down payments, principal and interest from purchasers of timeshare interval sales, the sales of notes receivable and from management fees and other income. We have also generated cash in 2001, 2002 and 2003 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts. Since the majority of our sales are financed, we have revolving credit facilities that are drawn on monthly to fund our costs, expenses and capital expenditures.

     We operate in only one business segment, the timeshare industry. Further, we only operate in the United States. We have resorts in five states (Texas, Missouri, Illinois, Massachusetts and Georgia), and sell primarily to residents of those states, with limited sales to residents of nearby states.

     Our principal short term focus is on continuing to identify new and existing customers with acceptable credit characteristics that will allow us to profitably sell new timeshare intervals at existing resorts that will require minimal capital outlays. Long term, if the opportunities present themselves, we will consider adding resorts where timeshare intervals can be marketed and sold at a profit.

Closing of Exchange Offer and Debt Restructuring

     On May 2, 2002, we completed an exchange offer (the “Exchange Offer”), commenced on March 15, 2002, regarding our 10½% senior subordinated notes due 2008 (the “Old Notes”). A total of $56,934,000 in principal amount of our Old Notes were exchanged for a combination of $28,467,000 in principal amount of our new class of 6.0% senior subordinated notes due 2007 (“Exchange Notes”) and 23,937,489 shares of our common stock, representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. As a result of the Exchange Offer, we recorded a pre-tax gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of our Old Notes were not tendered and remain outstanding. As a condition of the Exchange Offer, we paid all past due interest to non-tendering holders of our Old Notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes, which occurred in May 2001, was rescinded, and the original maturity date in 2008 was reinstated. Past due interest paid to nontendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued was also consensually amended as a part of the Exchange Offer.

     We also completed amendments to our credit facilities with our principal senior lenders as well as amendments to a $100 million conduit facility through Silverleaf Finance I, Inc., our off-balance-sheet, wholly-owned special purpose entity (“SPE”). Finalization of the Exchange Offer and the amendment of its principal credit facilities marks the completion of our debt restructuring announced on March 15, 2002, which was necessitated by severe liquidity problems we first announced on February 27, 2001. As a part of the debt restructuring, our noteholders and senior lenders waived all previously declared events of default.

Critical Accounting Policies

     We generate revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from the Management Clubs, lease income from Sampler sales, and utility operations.

     We recognize Vacation Interval sales revenues on the accrual method in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” and Staff Accounting Bulletin No. 101, “Revenue Recognition.” A sale is recognized after a binding sales contract has been executed, the buyer’s price is fixed, the buyer has made a down payment of at least 10%, the statutory rescission period has expired, and collectibility is reasonably assured. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

     Sales of notes receivable to our SPE that meet certain underwriting criteria occur on a periodic basis. We allocate the carrying amount between assets sold and retained interest based on their relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of the SPE’s residual interest in the notes receivable sold. We utilize the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – 4.3%; expected accounts paid in full as a result of upgrades – 6.2%; expected credit losses – 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – 4.4%; agent fee – 2%; and loan servicing fees – 1%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

     The provision for uncollectible notes is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level our management considers adequate to provide for anticipated losses resulting from customers’ failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration both notes held by us and those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, we project future cancellations related to each sales year by using historical cancellations experience.

     The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Actual cancellations and losses experienced represents all notes identified by management as being probable of cancellation. Recourse on sales of customer notes receivable is governed by the agreements between us and the purchasers.

     We classify the components of the provision for uncollectible notes into the following two categories based on the nature of the item: credit losses and customer returns (cancellations of sales whereby the customer fails to make the first installment payment). The provision for uncollectible notes pertaining to credit losses and customer returns are classified in provision for uncollectible notes and Vacation Interval sales, respectively.

     Inventories are stated at the lower of cost or net realizable value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Our management periodically reviews the carrying value of our inventory on an individual project basis to ensure that the carrying value does not exceed market value.

     Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) and (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals that have been reacquired are relieved from inventory on a specific identification basis when resold. Inventory acquired several years ago through our program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, contributing significantly to historical operating margins. Newer inventory added through our construction and acquisition programs has a higher average cost than our older inventory.

     We recognize interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. The Company reserves 75% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 25% for notes that are one payment late, and 10% for all current notes.

     We earn a monthly management fee for providing management services to Silverleaf Club equal to the lesser of (a) 15% of the Club’s gross revenues for the year or (b) the amount by which gross revenues exceed expenses, with any shortfalls carried forward into subsequent years. Prior to the Crown Club sale in the third quarter of 2003, we had been recognizing a management fee ranging from 10% to 20% of Crown Club’s dues. For 2003, we recognized $1.2 million and $347,000 in management fee revenues from Silverleaf Club and Crown Club, respectively.

Liquidity and Capital Resources

     In February 2001, we disclosed significant liquidity issues, which resulted in the violation of various financial covenants with our senior credit facilities. In negotiations with our senior lenders to restructure the credit facilities and to enable us to continue in business, it was determined that the senior lenders would not accept our proposals to make necessary amendments to the existing credit facilities, unless we were able to (i) substantially reduce the payment obligations to the holders of the Old Notes, (ii) convert a substantial portion of the debt represented by the Old Notes into our common stock, and (iii) substantially modify the Indenture which secures the Old Notes by the consent of the holders. Therefore, the underlying purpose of the Exchange Offer was to reorganize our capital structure in such a manner as to induce the senior lenders to restructure the credit facilities. We completed the restructuring in May 2002, which reduced the existing debt and provided liquidity to finance our operations.

     As of December 31, 2002, we were in compliance with our operating covenants. However, due to the results of the quarter ended March 31, 2003, we were not in compliance with three of our financial covenants as follows:

•	Sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%.

•	The interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0.

•	Net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income.

Due to the results for the six months ended June 30, 2003, we were in default of two of the financial covenants as follows:

•	The interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0.

•	Net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income.

Due to the results for the nine months ended September 30, 2003, we were in default of one of the financial covenants as follows:

•	The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0.

     In addition, as a result of the loss for the quarter ended March 31, 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003.

     In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify the financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increased from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003. They also exclude the $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers of covenant defaults under our senior credit facilities which occurred in the first quarter of 2003 due to the increase in our allowance for uncollectible notes and our failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%.

     As a result of these amendments and waivers we are now in full compliance with all of our financial covenants under our credit facilities with our senior lenders.

     In December 2003, we closed a $66.4 million conduit term loan transaction through a newly-formed wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”). This conduit loan was arranged through one of our existing senior lenders. Under the terms of the new conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to our subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables was financed by the existing senior lender through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables that we transferred to SF-II have been pledged as security to the senior lender. The senior lender has also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. Proceeds from the sale of the receivables to SF-II were used to pay down approximately $65.5 million of amounts outstanding under our two senior revolving credit facilities. The senior lender’s new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

     As a result of the closing of the $66.4 million conduit loan, we obtained a two year extension of our senior revolving credit facilities with two of our senior lenders. The revolving period on these two facilities are now extended through March 31, 2006. Additionally, we obtained an extension of our existing revolving credit facility through our SPE through March 31, 2006. In order to obtain the two year extension of this facility, however, we agreed to reduce the principal amount of the facility from $100 million to $85 million.

     Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. We typically receive a 10% down payment on sales of Vacation Intervals and finance the remainder by receipt of a seven-year to ten-year customer promissory note. We generate cash from the financing of customer notes receivable by (i) borrowing at an advance rate of 75% to 85% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 2001, 2002, and 2003, our operating activities reflected net cash used in operating activities of $24.0 million, $11.6 million, and

$7.8 million, respectively. In 2003, the decrease in cash used in operating activities was primarily the result of the need for less restricted cash in 2003 versus 2002, as well as timing differences associated with the actual payment of our accounts payable and accrued expenses. In 2002, the decrease in cash used in operating activities was the result of a decrease in new customer notes receivable due to a reduction in sales in 2002.

     Net cash provided by financing activities for the years ended December 31, 2001, 2002, and 2003, was $24.9 million, $8.1 million, and $7.8 million, respectively. Net cash provided by financing activities was fairly consistent from 2002 to 2003. In 2002, the decrease in cash provided by financing activities versus 2001 was the result of reduced borrowings against pledged notes receivable and increased payments on borrowings against pledged notes receivable, partially offset by proceeds from sales of notes receivable. At December 31, 2003, our senior credit facilities provided for loans of up to $269.4 million, of which approximately $212.3 million of principal related to advances under the credit facilities was outstanding. For the year ended December 31, 2003, the weighted average cost of funds for all borrowings, including senior subordinated debt, was 6.3%. Customer defaults have a significant impact on cash available to us from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2003, $3.9 million of notes were more than 60 days past due.

     For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we otherwise are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, we are subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment, although due to existing AMT loss carryforwards, it is anticipated that minimal current AMT liability exists. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, our alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in our paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, we applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of our 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

     The net operating losses (“NOLs”) expire between 2012 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We currently do not believe that we will be able to utilize our NOL from normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, we could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     Due to the Exchange Offer that took place during 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”) and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of our Company stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit, as described above, the use of our minimum tax credit, if any, as provided in Section 383 of the Code.

     Given our current economic condition, the access to capital and other financial markets is anticipated to be limited. However, to finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to finance future acquisitions, refinance debt, finance mortgage receivables, or for other purposes. Any debt that we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

     Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However in 2003, net cash provided by investing activities was $3.0 million. This was primarily due to our decision to sell land we owned in Las Vegas and Kansas City, which resulted in $4.7 million of proceeds, which was offset by $1.7 million in purchases of capital additions.

Net cash used in investing activities for the years ended December 31, 2001 and 2002 was $1.5 million each year. In 2002, the cash used in investing activities increased compared to 2001 primarily due to an increase in equipment purchases in 2002. We evaluate sites for additional new resorts or acquisitions on an ongoing basis. As of December 31, 2003, we had construction commitments of approximately $3.0 million. Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

     Off-Balance-Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE during 2000. Due to the results of operations during the first quarter of 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults and modified its agreement with the SPE in June 2003. We also obtained an extension of our SPE’s existing revolving credit facility through March 2006. In connection with the two-year extension of this facility, however, we agreed to reduce the principal amount of the facility from $100 million to $85 million. Our SPE allows us to realize the benefit of an additional $85 million of revolving credit in addition to the on-balance-sheet credit arrangements we have with our senior lenders. We require credit facilities to have the liquidity necessary to fund our costs and expenses, therefore it is vitally important to our liquidity plan to have financing available to us in order to finance future sales, since we finance the majority of our timeshare sales over seven to ten years.

     During 2002, we sold $83.4 million of notes receivable to the SPE and recognized pre-tax gains of $6.8 million. In conjunction with these sales, we received cash consideration of $68.9 million, which was used to pay down borrowings under our revolving loan facilities. During 2003, we sold $40.4 million of notes receivable to the SPE and recognized pre-tax gains of $3.2 million. In conjunction with these sales, we received cash consideration of $31.8 million, which was primarily used to pay down borrowings under our revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $613,000, $547,000, and $904,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Such fees received approximate our internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At December 31, 2003, the SPE held notes receivable totaling $101.4 million, with related borrowings of $81.3 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that we will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $6.1 million at December 31, 2003.

Results of Operations

     The following table sets forth certain operating information for the Company.

	Years Ended December 31,
	2001	2002	2003
As a percentage of total revenues:
Vacation Interval sales	72.8%	72.0%	73.9%
Sampler sales	2.1	2.1	1.1

Total sales	74.9	74.1	75.0
Interest income	21.5	22.0	20.8
Management fee income	1.3	1.1	0.9
Other income	2.3	2.8	3.3

Total revenues	100.0%	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	19.6%	18.8%	18.3%
Provision for uncollectible notes	21.8	20.0	43.4
As a percentage of total sales:
Sales and marketing	54.9%	52.5%	52.5%
As a percentage of total revenues:
Operating, general and administrative	18.5%	19.1%	16.4%
Depreciation and amortization	3.4	3.0	2.7
Total costs and operating expenses	114.3%	102.0%	114.0%
As a percentage of interest income:
Interest expense and lender fees	84.9%	59.1%	47.7%

Results of Operations for the Years Ended December 31, 2003 and December 31, 2002

Revenues

     Revenues in 2003 were $167.2 million, representing a $3.3 million, or 2.0%, decrease compared to revenues of $170.5 million for the year ended December 31, 2002. This decrease primarily relates to decreased interest income, discussed below.

     The following table summarizes our Vacation Interval sales (dollars in thousands).

	2003			2002
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$67,232	6,534	$10,290	$77,169	7,812	$9,878
In-house Upgrade Sales	32,666	4,833	6,759	41,833	7,746	5,401
In-house Reload Sales	23,687	3,026	7,828	3,803	412	9,231

Total	$123,585			$122,805

     Overall, Vacation Interval sales remained fairly constant in 2003 versus 2002. The number of outside sales (sales to new customers) decreased 16.4% and the number of in-house upgrade sales decreased 37.6% in 2003 versus 2002. However these decreases were offset by a 634% increase in units of in-house reload sales (sales of second Vacation Intervals to existing customers) from 2002 to 2003. Total interval sales for 2003 included 816 biennial intervals (counted as 408 Vacation Intervals) compared to 1,044 biennial intervals (counted as 522 Vacation Intervals) in 2002.

     Sampler sales decreased to $1.8 million in 2003 compared to $3.6 million in 2002. Sampler sales are not recognized as revenue until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2003 relate to 2002 sales, when our sales volume was much lower than during 2000 and 2001, for which we recognized a significant amount of these higher volume sales in 2002.

     Interest income decreased 7.5% to $34.7 million for the year ended December 31, 2003 from $37.5 million for 2002. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2003 compared to 2002, primarily due to sales of notes receivable to the SPE.

     Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $373,000 in the year ended December 31, 2003 from the same period of 2002, due primarily to the discontinuation of Crown Club management fees upon our sale of Crown Club in the third quarter of 2003.

     Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $929,000 to $5.6 million for the year ended December 31, 2003, compared to $4.6 million for the year ended December 31, 2002. The increase primarily relates to gains of $498,000 associated with the sale of land in Las Vegas, Nevada and Kansas City, Missouri, as well as increased water and utilities income.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales declined to 18.3% in 2003, from 18.8% in 2002. In December of 2003, the Company charged cost of sales with $1.1 million for land and amenities due to a reduction in its master plan at one of the Company’s resorts. Cost of sales before this $1.1 million charge was 17.4% of Vacation Interval sales, a $1.6 million reduction from 2002. This reduction was primarily due to selling a higher mix of inside sales or upgrades, which have a significantly lower cost of sales versus outside sales.

Sales and Marketing

     Sales and marketing expense as a percentage of total sales was 52.5% for both 2003 and 2002. Overall, sales and marketing costs decreased $609,000, which is primarily attributable to cost reductions in the call centers since the third quarter of 2002.

Provision for Uncollectible Notes

     Provision for uncollectible notes as a percentage of Vacation Interval sales increased substantially to 43.4% for the year ended December 31, 2003 from 20.0% for 2002. We observed that cancellations in the first quarter of 2003 significantly exceeded the level expected under our estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the first quarter of 2003 as follows:

•	the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

•	certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company’s class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

•	the estimate of cancellations in years 7, 8, and 9 after a sale were increased, resulting in an increase of $1.6 million,

•	the estimate of inventory recoveries resulting from cancellations was revised, resulting in an increase of $300,000,

•	the ratio of the excess of cancellations in the first quarter over the estimated cancellations for the same period based on the weighted average rate of cancellations divided by the incremental amounts financed for the period 1997 through 2002, was applied to all future estimated cancellations, resulting in an increase of $15.0 million, and

•	an estimate was added for current notes with customers who received payment or term concessions that would have been deemed cancellations were it not for the concessions, resulting in an increase of $4.6 million.

     The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues decreased to 16.4% in 2003 from 19.1% in 2002. Overall, operating, general and administrative expense decreased $5.2 million in 2003 versus 2002, partially due to $2.0 million of professional fees that were incurred in 2002 associated with our restructuring, $1.0 million of audit fees in 2002 related to the completion of the 2000 audit, and other reduced departmental costs.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues decreased to 2.7% in 2003 from 3.0% in 2002. Overall, depreciation and amortization expense decreased $618,000 in 2003 versus 2002 due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

     Interest expense and lender fees as a percentage of interest income decreased to 47.7% for the year ended December 31, 2003, compared to 59.1% for the year ended December 31, 2002. This decrease is primarily the result of decreased borrowings against pledged notes receivable and reduced interest on senior subordinated notes due to the restructuring completed in May 2002.

Gain on Sale of Notes Receivable

     Gain on sale of notes receivable was $3.2 million for the year ended December 31, 2003, resulting from the sale of $40.4 million of notes receivable to our SPE. The $6.8 million gain in 2002 resulted from the sale of $83.4 million of notes receivable to our SPE.

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt was $6.4 million during 2003, of which $5.1 million resulted from the early extinguishment of $7.6 million of 10½% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003. The $17.9 million gain in 2002 resulted from the early extinguishment of $56.9 million of 10½% senior subordinated notes in connection with the restructuring of the Company’s debt.

Income (Loss) before (Benefit) Provision for Income Taxes

     Income (loss) before (benefit) provision for income taxes decreased to a loss of $13.8 million for the year ended December 31, 2003, as compared to income of $21.3 million for the year ended December 31, 2002, as a result of the aforementioned operating results.

(Benefit) Provision for Income Taxes

     (Benefit) provision for income taxes as a percentage of income (loss) before (benefit) provision for income taxes was a provision of 0.6% for 2003, as compared to a benefit of 7.2% for 2002. In 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate is the result of the 2003 and 2002 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

     Net income (loss) decreased to a loss of $13.9 million for the year ended December 31, 2003, as compared to income of $22.8 million for the year ended December 31, 2002, as a result of the aforementioned operating results.

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

     Sampler sales decreased to $3.6 million in 2002 compared to $3.9 million in 2001. Consistent with the overall decrease in our operations, fewer samplers were sold in 2002 compared to 2001. However, sampler sales are not recognized as revenue until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2002 relate to 2001 sales.

     Interest income decreased 8.9% to $37.5 million for the year ended December 31, 2002 from $41.2 million for 2001. This decrease primarily resulted from a decrease in notes receivable, net of allowance for doubtful notes, in 2002 compared to 2001, primarily due to sales of notes receivable to the SPE.

     Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $596,000 for the year ended December 31, 2002 versus the same period of 2001, due primarily to increased operating expenses at the management clubs in 2002 compared to 2001.

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

Sales and Marketing

     Sales and marketing costs as a percentage of total sales decreased to 52.5% for the year ended December 31, 2002, from 54.9% for 2001. The decrease is primarily attributable to the following cost saving measures implemented in 2001 as a result of our liquidity issues: the closure of three outside sales offices, closing three telemarketing centers, discontinuing certain lead generation programs, and reducing headcount in both sales and marketing functions.

     Since the third quarter of 2001, we have been operating under new sales practices whereby no sales are permitted unless the touring customer has a minimum income level beyond that previously required and has a valid major credit card. Further, the marketing division is employing a best practices program, which should facilitate marketing to customers who management believes are more likely to be a good credit risk.

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

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues increased to 19.1% in 2002 from 18.5% in 2001 due to the decrease in Vacation Interval sales. Overall, operating, general and administrative expense decreased by $2.9 million for the year ended December 31, 2002, as compared to 2001. This was due primarily to (i) $4.0 million of financial consulting and legal fees incurred in 2001 associated with the restructuring of our debt, and (ii) $1.2 million in auditing fees incurred in 2001. In comparison, in 2002 we incurred $2.0 million of professional fees associated with the restructuring of our debt and $1.0 million in audit fees related to completion of the 2000 audit. In addition, we substantially reduced our corporate headcount in 2001 as part of our downsizing efforts to align overhead with the reduced sales levels.

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

Impairment Loss of Long-Lived Assets

     We recognized an impairment loss of long-lived assets of $5.4 million in 2001, which primarily consisted of a $1.3 million write-off of fixed assets related to the closure of three outside sales offices and three telemarketing centers, a $1.4 million write-off of prepaid marketing costs related to the discontinuance of certain lead generation programs, a $230,000 loss related to the renegotiation and transfer of a capital lease to Silverleaf Club, and a $2.3 million impairment to write-down both corporate airplanes to their estimated sales prices. There was no impairment loss of long-lived assets during 2002.

Gain on Sale of Notes Receivable

     Gain on sale of notes receivable was $6.8 million for the year ended December 31, 2002, compared to $0 in 2001. The gain in 2002 resulted from the sale of $83.4 million of notes receivable to SPE. There were no such sales in 2001.

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt was $17.9 million for the year ended December 31, 2002, compared to $0 in 2001. The gain in 2002 resulted from the early extinguishment of $56.9 million of 10-1/2% senior subordinated notes, related to the restructuring of our debt completed in May 2002. There were no such early extinguishments of debt in 2001.

Interest Expense and Lender Fees

     Interest expense as a percentage of interest income decreased to 59.1% for the year ended December 31, 2002, compared to 84.9% for the year ended December 31, 2001. This decrease is primarily the result of decreased borrowings against pledged notes receivable, a decrease in our weighted average cost of borrowing to 6.4% in 2002 from 8.1% in 2001, and reduced interest on senior subordinated notes due to the restructuring completed in May 2002.

Income (Loss) before Benefit for Income Taxes

     Income (loss) before benefit for income taxes increased to income of $21.3 million for the year ended December 31, 2002, as compared to a loss of $27.3 million for the year ended December 31, 2001, as a result of the aforementioned operating results.

Benefit for Income Taxes

     Benefit for income taxes as a percentage of income (loss) before benefit for income taxes was 7.2% for the year ended December 31, 2002, as compared to 0.4% for 2001. In 2002, we received a $1.6 million refund due to a tax law change that allowed us to recoup additional AMT paid in previous years. The effective income tax rate for 2002 and 2001 is also the result of the 2002 and 2001 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

     Net income (loss) increased to income of $22.8 million for the year ended December 31, 2002, as compared to a loss of $27.2 million for the year ended December 31, 2001, as a result of the aforementioned operating results.

Contractual Obligations and Commitments

     The following table summarizes our scheduled contractual commitments as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$32,908	$15,205	$15,188	$165,586	$7,309	$94,483
Capital leases	1,202	238	3	—	—	—
Operating leases	1,876	1,807	1,667	1,541	1,193	749
Litigation settlement	138	—	—	—	—	—
Other purchase obligations:
Construction commitments	3,003	—	—	—	—	—
Employment agreements	702	—	—	—	—	—

Total	$39,829	$17,250	$16,858	$167,127	$8,502	$95,232

     Long term debt includes $80.1 million of future interest and capital leases include $114,000 of future interest, using an approximate interest rate of 6.3%, which is the Company’s weighted average cost of borrowings as of December 31, 2003. Long-term debt of $17.0 million, which is included in the 2004 total, was extended to February 2006 in March 2004. We also have a $15.7 million demand note with SF-II that is not included in long-term debt, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

Inflation

     Inflation and changing prices have not had a material impact on the Company’s revenues, operating income, and net income during any of the Company’s three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its customer notes receivable.

Recent Accounting Pronouncements

     FIN No. 46 – In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN No. 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the Financial Accounting Standards Board issued FIN No. 46R (“FIN No. 46R”), which supercedes and amends certain provisions of FIN No. 46. While FIN

No. 46R retains many of the concepts and provisions of FIN No. 46, it also provides additional guidance related to the application of FIN No. 46, provides for certain additional scope exceptions, and incorporates several Financial Accounting Standards Board Staff Positions issued related to the application of FIN No. 46.

     The provisions of FIN No. 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN No. 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN No. 46 or FIN No. 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN No. 46 and FIN No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 and FIN No. 46R also require certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN No. 46 and Fin No. 46R required the Company to consolidate its financing subsidiary, SF-II.

     SFAS No. 149 – In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company’s consolidated financial position or results of operations.

     SFAS No. 150 – In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 specifies that certain financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The adoption of SFAS No. 150 did not impact the Company’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of and for the year ended December 31, 2003, we had no significant derivative financial instruments or foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $212.3 million at December 31, 2003, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at December 31, 2003, on our annual results of operations would be approximately $2.1 million or approximately $0.06 per share.

     At December 31, 2003, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.6 million or approximately $0.15 per share.

     Credit Risk — We are exposed to on-balance sheet credit risk related to our notes receivable. We are exposed to off-balance sheet credit risk related to notes sold.

     We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of default on these promissory notes.

     If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy.

     Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceeds the interest rates we pay to our lenders. Because our indebtedness bears interest at variable rates and our customer receivables bear interest at fixed rates, increases in interest rates will erode the income that we have historically obtained due to this spread and could cause the rate on our borrowings to exceed the rate at which we provide financing to our customers. We have not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

     Availability of Funding Sources — We fund substantially all of our notes receivable, timeshare inventories, and land inventories which we originate or purchased with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds we receive from repayments of such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby having a material adverse effect on our results of operations, cash flows, and financial condition.

     Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 57.2% of Vacation Interval sales took place in 2003), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth in the Company’s proxy statement relating to its 2004 meeting of annual shareholders under the headings “Compliance with Section 16(a) under the Securities Exchange Act of 1934” and “Directors and Executive Officers”, and this information is incorporated by reference to such proxy statement.

     The information with respect to the Company’s audit committee financial expert is contained under the caption “Directors and Executive Officers” on page 8 of the Company’s proxy statement for its 2004 annual meeting of shareholders and is incorporated by reference to such proxy statement.

     The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2003.

Name	Age	Position
Robert E. Mead	57	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield	43	President
David T. O’Connor	61	Executive Vice President — Sales
Joe W. Conner	46	Chief Operating Officer
Harry J. White, Jr.	49	Chief Financial Officer, Treasurer
Edward L. Lahart	39	Executive Vice President — Operations
Michael Jones	37	Vice President — Information Systems
Robert G. Levy	55	Vice President — Resort Operations
Darla Cordova	39	Vice President — Employee and Marketing Services
Herman Jay Hankamer	64	Vice President — Resort Development
Anthony C. Luis	57	Vice President — Owner Based Marketing and Sales
Lelori (“Buzz”) Marconi	51	Executive Vice President — Marketing Operations
Sandra G. Cearley	42	Secretary
James B. Francis, Jr.	55	Director
J. Richard Budd, III	51	Director
Herbert B. Hirsch	67	Director
Rebecca Janet Whitmore	49	Director

     The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. The term of office of the Company’s five directors was changed by a vote of the shareholders, which occurred at the Company’s 2003 annual meeting of shareholders on December 16, 2003. The Company’s directors serve annual terms, which expire at the Company’s next annual meeting of shareholders following the date of election of each director. The Company’s five directors were last elected by the shareholders at the Company’s 2003 annual meeting on December 16, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table sets forth information about the Company’s equity compensation plans as of December 31, 2003:

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants, and Rights	Warrants, and Rights	Plans
Equity Compensation Plans Approved by Security Holders	3,704,979	$3.64	104,635
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,704,979	$3.64	104,635

     There are 70,500 options remaining available of the 1,600,000 approved options under the Company’s 1997 Stock Option Plan and 34,135 options remaining available of the 2,209,614 approved options under the Company’s 2003 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

     The information concerning (a) persons that have reported beneficial ownership of more than 5 percent of the common stock of the Company, and (b) the ownership of the Company’s common stock by the Chief Executive Officer and the four other most highly compensated executive officers and directors as a group, that is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2004 annual meeting, is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Auditors” in the Company’s proxy statement for its 2004 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

Exhibit
Number		Description
3.1	—	Third Amended And Restated Articles of Incorporation of the Registrant dated December 17, 2003 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 29, 2003).

*3.2	—	Articles of Correction dated February 9, 2004 to Articles of Incorporation of the Registrant.

3.3	—	Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for year ended December 31, 1997).

*3.4	—	Amendment to Registrant’s Bylaws dated February 19, 2004.

3.5	—	Amended and Restated Certificate of Incorporation of Silverleaf Finance II, Inc. dated December 23, 2003 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed December 29, 2003).

4.1	—	Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

4.2	—	Amended and Restated Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Company’s 10½% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3	—	Certificate No. 001 of 10½ % Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for quarter ended March 31, 1998).

Exhibit
Number		Description
4.4	—	Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull’s Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.5	—	Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Company’s 6% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.6	—	Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.7	—	Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

9.1	—	Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.1	—	Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.2	—	Employment Agreement with Harry J. White, Jr. (incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended June 30, 1998).

10.3	—	1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.4	—	Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.5	—	Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.6	—	Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.7	—	Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc., Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.8	—	First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.9	—	First Amendment to Management Agreement, dated January 1, 1993, between Master Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.10	—	Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for quarter ended September 30, 1997).

10.11	—	Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year Ended December 31, 1997).

10.12	—	Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N’ Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.13	—	Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.14	—	Letter Agreement dated March 16, 1998, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

10.15	—	Management Agreement dated October 13, 1998, by and between the Company and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for quarter ended September 30, 1998).

10.16	—	First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.17	—	Amended and Restated Receivables Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.18	—	Amended and Restated Inventory Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.19	—	Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K for the year ended December 31, 1999).

10.20	—	Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant’s Form 10-K for the year ended December 31, 1999).
10.21	—	Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and

Exhibit
Number		Description
Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2000.)

10.22	—	Second Amendment to Amended and Restated Receivables Loan and Security Agreement dated April 30, 2002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	—	Fourth Amendment to Second Amended and Restated Inventory Loan and Security Agreement dated April 30, 2002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	—	Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	—	Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	—	Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and Bank of Scotland, as Lenders and Textron Financial Corporation, as and collateral agent (“Agent”) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.27	—	First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.28	—	Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.29	—	Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust National Association, as the Agent’s Bank, and Wells Fargo Bank Minnesota, National Association, as the Backup Servicer (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.30	—	Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution Agreement dated as of October 30, 2000 between the Company and Silverleaf Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.31	—	Employment Agreement dated April 18, 2002 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.32	—	First Amendment to Amended and Restated Revolving Credit Agreement dated September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.33	—	Contract of Sales dated August 17, 2002 between the Registrant and Fairfield Resorts, Inc (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.34	—	First Amendment To Contract Of Sale dated November 27, 2002 between the Registrant and Fairfield Resorts, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.35	—	First Amendment to Contract of Sale dated December 23, 2002 between the Registrant and Fairfield Resorts, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.36	—	Second Amendment and Waiver Agreement dated as of June 19, 2003 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 30, 2002, among Silverleaf Finance I, Inc.; the Registrant; Autobahn Funding Company LLC; DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main; U.S. Bank Trust National Association; and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.37	—	Contract of Sale dated June 17, 2003 between the Registrant, Richard W. Dickson and Robert G. Garner (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.38	—	Contract of Sale dated October 8, 2003 between the Company and Reed Kline (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended September 30, 2003)

10.39	—	Third Amendment to Amended and Restated Receivables Loan and Security Agreement dated November 21, 2003 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 29, 2003).

10.40	—	Fifth Amendment to Second Amended and Restated Inventory Loan and Security Agreement and Modification of Notes dated November 21, 2003 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed December 29, 2003).

10.41	—	Second Amendment to Amended and Restated Revolving Credit Agreement dated October 1, 2003 between the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed December 29, 2003).

10.42	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche A) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed December 29, 2003).

10.43	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche B) (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed December 29, 2003).

10.44	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche C) (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed December 29, 2003).

10.45	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation

Exhibit
Number		Description
(Inventory Loan) (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed December 29, 2003).

10.46	—	First Amendment to Employment Agreement dated August 18, 2003 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for quarter ended September 30, 2003).

*10.47	—	Fourth Amendment to Amended and Restated Receivables Loan and Security Agreement dated March 5, 2004 between the Company and Heller Financial, Inc.

*10.48	—	Sixth Amendment to Second Amended and Restated Inventory Loan and Security Agreement dated March 5, 2004 between the Company and Heller Financial Inc.

*10.49	—	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated March 5, 2004 between the Company and Sovereign Bank.

*10.50	—	Amended and Restated Loan and Security Agreement, dated as of March 5, 2004 between the Company and Textron Financial Corporation.

*10.51	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche A)

*10.52	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche B)

*10.53	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche C)

*10.54	—	Amendment to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 by and between Borrower and Textron Financial Corporation (Inventory Loan).

*10.55	—	2003 Stock Option Plan of the Registrant

*14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003.

*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

     (b) The Company filed two reports on Form 8-K during the three-month period ended December 31, 2003. These reports were filed on November 26, 2003 and December 29, 2003.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 29, 2004.

SILVERLEAF RESORTS, INC.
By:	/s/ ROBERT E. MEAD

Name:	Robert E. Mead
Title:	Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. MEAD	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2004
Robert E. Mead

/s/ HARRY J. WHITE, JR, Harry J. White, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ J. RICHARD BUDD, III	Director	March 29, 2004
J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR. James B. Francis, Jr.	Director	March 29, 2004

/s/ HERBERT B. HIRSCH Herbert B. Hirsch	Director	March 29, 2004

/s/ REBECCA JANET WHITMORE Rebecca Janet Whitmore	Director	March 29, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
February 27, 2004

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2002	2003
ASSETS
Cash and cash equivalents	$1,153	$4,093
Restricted cash	3,624	1,624
Notes receivable, net of allowance for uncollectible notes of $28,547 and $48,372, respectively	233,237	193,379
Accrued interest receivable	2,325	2,169
Investment in special purpose entity	6,656	6,053
Amounts due from affiliates	750	150
Inventories	102,505	101,399
Land, equipment, buildings, and utilities, net	33,778	27,488
Land held for sale	4,545	2,991
Prepaid and other assets	9,672	12,441

TOTAL ASSETS	$398,245	$351,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$7,394	$6,705
Accrued interest payable	1,269	1,087
Amounts due to affiliates	2,221	656
Unearned revenues	3,410	3,712
Notes payable and capital lease obligations	236,413	215,337
Senior subordinated notes	45,919	36,591

Total Liabilities	296,626	264,088
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, and 36,826,906 shares outstanding	372	372
Additional paid-in capital	116,999	116,999
Deficit	(10,753)	(24,673)
Treasury stock, at cost (422,100 shares)	(4,999)	(4,999)

Total Shareholders’ Equity	101,619	87,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,245	$351,787

See independent auditors’ report and notes to consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2002	2003
REVENUES:
Vacation Interval sales	$139,359	$122,805	$123,585
Sampler sales	3,904	3,634	1,765

Total sales	143,263	126,439	125,350
Interest income	41,220	37,537	34,730
Management fee income	2,516	1,920	1,547
Other income	4,334	4,644	5,573

Total revenues	191,333	170,540	167,200

COSTS AND OPERATING EXPENSES:
Cost of Vacation Interval sales	27,377	23,123	22,657
Sales and marketing	78,597	66,384	65,775
Provision for uncollectible notes	30,311	24,562	53,673
Operating, general and administrative	35,435	32,547	27,393
Depreciation and amortization	6,463	5,184	4,566
Interest expense and lender fees	35,016	22,193	16,551
Impairment loss of long-lived assets	5,442	—	—

Total costs and operating expenses	218,641	173,993	190,615

OTHER INCOME:
Gain on sale of notes receivable	—	6,838	3,205
Gain on early extinguishment of debt	—	17,885	6,376

Total other income	—	24,723	9,581

Income (loss) before (benefit) provision for income taxes	(27,308)	21,270	(13,834)
(Benefit) provision for income taxes	(99)	(1,523)	86

NET INCOME (LOSS)	$(27,209)	$22,793	$(13,920)

NET INCOME (LOSS) PER SHARE — Basic and Diluted Net income (loss)	$(2.11)	$0.79	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — Basic and Diluted	12,889,417	28,825,882	36,826,906

See independent auditors’ report and notes to consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock
	Number of	$0.01	Additional	Retained	Treasury Stock
	Shares	Par	Paid-in	Earnings
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total
JANUARY 1, 2001	13,311,517	$133	$109,339	$(6,337)	422,100	$(4,999)	$98,136
Net loss	—	—	—	(27,209)	—	—	(27,209)

DECEMBER 31, 2001	13,311,517	133	109,339	(33,546)	422,100	(4,999)	70,927
Issuance of common stock	23,937,489	239	7,660	—	—	—	7,899
Net income	—	—	—	22,793	—	—	22,793

DECEMBER 31, 2002	37,249,006	372	116,999	(10,753)	422,100	(4,999)	101,619
Net loss	—	—	—	(13,920)	—	—	(13,920)

DECEMBER 31, 2003	37,249,006	$372	$116,999	$(24,673)	422,100	$(4,999)	$87,699

See independent auditors’ report and notes to consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2002	2003
OPERATING ACTIVITIES:
Net income (loss)	$(27,209)	$22,793	$(13,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for uncollectible notes	30,311	24,562	53,673
Depreciation and amortization	6,463	5,184	4,566
Gain on sale of notes receivable	—	(6,838)	(3,205)
Gain on early extinguishment of debt	—	(17,885)	(6,376)
Gain on sale of land held for sale	—	—	(498)
Loss on sale of Crown management properties	—	—	44
Impairment loss of long-lived assets	5,442	—	—
Deferred income taxes	(168)	—	—
Cash effect from changes in assets and liabilities:
Restricted cash	(3,061)	1,097	2,000
Notes receivable	(48,376)	(39,239)	(40,811)
Accrued interest receivable	(378)	247	156
Investment in Special Purpose Entity	487	(1,863)	603
Amounts due from affiliates	(3,190)	3,140	(1,592)
Inventories	2,877	754	(489)
Prepaid and other assets	3,746	(985)	(2,096)
Income taxes receivable	12,347	164	—
Accounts payable and accrued expenses	(6,749)	(1,809)	(572)
Accrued interest payable	7,480	1,176	(10)
Unearned revenues	(4,007)	(2,090)	684

Net cash used in operating activities	(23,985)	(11,592)	(7,843)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(1,606)	(2,153)	(1,678)
Proceeds from land held for sale	95	616	4,660

Net cash provided by (used in) investing activities	(1,511)	(1,537)	2,982

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	100,314	84,668	157,264
Payments on borrowings to unaffiliated entities	(75,414)	(145,476)	(181,259)
Proceeds from sales of notes receivable	—	68,886	31,796

Net cash provided by financing activities	24,900	8,078	7,801

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(596)	(5,051)	2,940
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	6,800	6,204	1,153

END OF PERIOD	$6,204	$1,153	$4,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$22,527	$17,864	$15,747
Income taxes paid (refunds received)	(12,347)	(1,563)	86
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	171	—	—
Issuance of common stock in connection with the Exchange Offer	—	7,899	—
Issuance of senior subordinated debt	—	28,467	—
Retirement of senior subordinated debt	—	56,934	—
Note received from sale of Crown management properties	—	—	1,000

See independent auditors’ report and notes to consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2002, and 2003

1. NATURE OF BUSINESS

     Silverleaf Resorts, Inc., a Texas Corporation (the “Company” or “Silverleaf”) is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Silverleaf’s principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of the operation of its 12 owned resorts (the “Existing Resorts”) and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

     Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club operates through a centralized organization to manage the Existing Resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts, which were managed, but not owned by the Company, were operated through Crown Club until the third quarter of 2003, when the Company sold its management rights and unsold timeshare inventory in the seven timeshare resorts the Company had managed since it originally acquired these from Crown Resorts Co., LLC in May 1998. Crown Club was not actually a separate entity, but consisted of several individual Club management agreements (which had terms of two to five years). Silverleaf Club and Crown Club, in turn, have/had contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Resorts. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts. Subject to availability of funds from the Clubs, the Company is entitled to a management fee to compensate it for the services provided.

     In addition to Vacation Interval sales revenues, interest income derived from financing activities, and management fees received from the Clubs, the Company generates additional revenue from leasing unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry.

     The consolidated financial statements of the Company as of and for the years ended December 31, 2001, 2002, and 2003 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., and Silverleaf Finance II, Inc., which was formed in December 2003 and described in more detail under the heading “Debt” in footnote 8.

2. SIGNIFICANT ACCOUNTING POLICIES SUMMARY

     Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries.

     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., the Company’s wholly-owned special purpose entity (“SPE”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

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

     Cash and Cash Equivalents — Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

     Restricted Cash — Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash restricted for repayment of debt.

     Investment in Special Purpose Entity — The Company is party to an $85 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – 4.3%; expected accounts paid in full as a result of upgrades – 6.2%; expected credit losses – 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – 4.4%; agent fee – 2%; and loan servicing fees - 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.

     At December 31, 2003, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate:
Impact on fair value of a 10% adverse change	$185
Impact on fair value of a 20% adverse change	$424
Accounts Paid In Full as a Result of Upgrades Rate:
Impact on fair value of a 10% adverse change	$42
Impact on fair value of a 20% adverse change	$76

Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$1,536
Impact on fair value of a 20% adverse change	$3,016
Discount Rate:
Impact on fair value of a 10% adverse change	$179
Impact on fair value of a 20% adverse change	$353

     Provision for Uncollectible Notes — Such provision is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers’ failure to fulfill their obligations under the terms of their notes. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. Credit losses take three forms. The first is the full cancellation of the note, whereby the customer is relieved of the obligation and the Company recovers the underlying inventory. The second form is a deemed cancellation, whereby the Company records the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. The third form is the note receivable reduction that occurs when a customer trades a higher value product for a lower value product. In estimating the allowance, the Company projects future cancellations, net of recovery of the related inventory, for each sales year by using historical cancellations experience.

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

     The Company classifies the components of the provision for uncollectible notes into the following two categories based on the nature of the item: credit losses and customer returns (cancellations of sales whereby the customer fails to make the first installment payment). The provision for uncollectible notes pertaining to credit losses and customer returns are classified in provision for uncollectible notes and Vacation Interval sales, respectively.

     Inventories — Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

     The Company estimates the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. As of December 31, 2003, the Company had construction commitments of approximately $3.0 million. The Company allocates the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

     Company management periodically reviews the carrying value of its inventory on an individual project basis to ensure that the carrying value does not exceed market value.

     Land, Equipment, Buildings, and Utilities — Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Prepaid and Other Assets — Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles, other than goodwill, are amortized over their useful lives, which do not exceed ten years.

     Income Taxes — Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of “more likely than not” for realization, a valuation allowance is recorded.

     Earnings (Loss) Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

     For the years ended December 31, 2001, 2002, and 2003, basic and diluted weighted average shares were equal. Outstanding stock options totaling approximately 1,078,500 and 1,402,000 were not dilutive at December 31, 2001 and 2002, respectively, because the exercise price for such options substantially exceeded the market price for the Company’s shares. Outstanding stock options totaling approximately 3,704,979 options were potentially dilutive securities at December 31, 2003, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the year ended December 31, 2003.

     Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB No. 25”).

     As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB No. 25, provide the disclosure requirements of SFAS No. 123 and, as of December 31, 2002, adopted the disclosure requirements of SFAS No. 148. Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net income (loss) is required as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Pro forma net income (loss) applicable to the options granted is not likely to be representative of the effects on reported net income (loss) for future years. The fair value for these options is estimated at the date of grant using the Black-Scholes option-pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	2001	2002	2003
Net income (loss), as reported	$(27,209)	$22,793	$(13,920)
Stock-based compensation expense recorded under the intrinsic value method	—	—	—
Pro forma stock-based compensation expense Computed under the fair value method	(691)	(752)	(456)

Pro forma net income (loss)	$(27,900)	$22,041	$(14,376)

Net income (loss) per share, basic
As reported	$(2.11)	$0.79	$(0.38)
Pro forma	$(2.16)	$0.76	$(0.39)
Net income (loss) per share, diluted
As reported	$(2.11)	$0.79	$(0.38)
Pro forma	$(2.16)	$0.76	$(0.39)

     The fair value of the stock options granted during 2002 and 2003 were $0.31 and $0.29, respectively. There were no stock options granted in 2001. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

     Use of Estimates — The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SPE, and the future sales plan used to allocate certain inventories to cost of sales.

     Reclassifications — Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 and 2003 presentation. These reclassifications had no effect on net income (loss). The most significant reclassification to the consolidated statements of operations relates to the gain on early extinguishment of debt. The gain on early extinguishment of debt is no longer classified as an extraordinary gain.

  Recent Accounting Pronouncements —

     FIN No. 46 –In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN No. 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the Financial Accounting Standards Board issued FIN No. 46R (“FIN No. 46R”), which supercedes and amends certain provisions of FIN No. 46. While FIN No. 46R retains many of the concepts and provisions of FIN No. 46, it also provides additional guidance related to the application of FIN No. 46, provides for certain additional scope exceptions, and incorporates several Financial Accounting Standards Board Staff Positions issued related to the application of FIN No. 46.

     The provisions of FIN No. 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN No. 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN No. 46 or FIN No. 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN No. 46 and FIN No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 and FIN No. 46R also require certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN No. 46 and Fin No. 46R required the Company to consolidate its financing subsidiary, SF-II.

     SFAS No. 149 – In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not impact the Company’s consolidated financial position or results of operations.

     SFAS No. 150 – In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 specifies that certain financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The adoption of SFAS No. 150 did not impact the Company’s consolidated financial position or results of operations.

3. CONCENTRATIONS OF RISK

     Credit Risk — The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold.

     The Company offers financing to the buyers of Vacation Intervals at the Company’s resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

     If a buyer of a Vacation Interval defaults, the Company generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although the Company in many cases may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.

     Interest Rate Risk — The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company’s indebtedness bears interest at variable rates and the Company’s customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained and could cause the rate on the Company’s borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows, and financial position.

     Availability of Funding Sources — The Company funds substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

     Geographic Concentration — The Company’s notes receivable are primarily originated in Texas (where approximately 57.2% of Vacation Interval sales took place in 2003), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. The Company’s Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company’s products and the collection of notes receivable.

4. NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2003 was approximately 14.9%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.2 million and $1.5 million at December 31, 2002 and 2003, respectively, and are non-interest bearing.

     The Company had a remaining note discount of $326,000 and $138,000 in aggregate for the years ended December 31, 2002 and 2003, respectively, utilizing a 10% discount rate, in connection with promotional sales to certain customers whereby the Company entered into non-interest bearing notes receivable. In addition, the Company ceased accruing interest on delinquent notes of $36.7 million and $32.8 million as of December 31, 2002 and 2003, respectively, as collection of interest on such notes was deemed improbable.

     Notes receivable are scheduled to mature as follows at December 31, 2003 (in thousands):

2004	$29,864
2005	31,959
2006	35,593
2007	37,124
2008	34,466
2009	29,085
Thereafter	43,799

241,889
Less discounts on notes	(138)
Less allowance for uncollectible notes	(48,372)

Notes receivable, net	$193,379

     There were no notes sold with recourse during the years ended December 31, 2001, 2002, and 2003. Outstanding principal maturities of notes receivable sold with recourse as of December 31, 2002 and 2003 were $123,000 and $17,000, respectively. The Company carries an allowance for doubtful accounts related to these notes of $13,000 and $0 at December 31, 2002 and 2003, respectively.

     During 2002, the Company sold $83.4 million of notes receivable to the SPE and recognized pre-tax gains of $6.8 million. In conjunction with these sales, the Company received cash consideration of $68.9 million, which was used to pay down borrowings under its revolving loan facilities. During 2003, the Company sold $40.4 million of notes receivable to the SPE and recognized pre-tax gains of $3.2 million. In conjunction with these sales, the Company received cash consideration of $31.8 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose.

     In the event cash flows from the notes receivable held by the SPE are sufficient to pay all debt service obligations, fees, and expenses, the Company may receive distributions from the SPE. For the years ended December 31, 2003 and 2002, the Company received $7.9 million and $6.5 million, respectively, in cash distributions from the SPE.

     At December 31, 2003, the SPE held notes receivable totaling $101.4 million, with related borrowings of $81.3 million. The Company continues to service all notes receivable sold for a fee of 1% of eligible notes held by the SPE. Fees received by the Company for servicing sold notes were $613,000, $547,000, and $904,000 for the years ended December 31, 2001, 2002, and 2003, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

     Under the terms of the revolving credit agreement, the Registrant has no obligation to repurchase defaulted receivables sold to the SPE. If the obligor on a receivable sold to the SPE defaults, the Registrant, as servicer, is required to follow agreed upon collection procedures on behalf of the SPE. In the event these collection procedures are unsuccessful, the SPE may sell the defaulted asset at auction. The credit agreement with the SPE’s lender provides that the Registrant is not precluded from bidding at an auction held to sell defaulted Vacation Intervals; however, the credit agreement also provides that the Registrant may not bid less than the net fair market value of the defaulted Vacation Interval, which by agreement with the SPE’s lender will be at least 15% of the original acquisition price paid by the obligator for the defaulted Vacation Interval. For the years ended December 31, 2003 and 2002, the Registrant paid approximately $3.5 million and $171,000, respectively, at public auction to repurchase defaulted Vacation Intervals from its SPE.

     The Company considers accounts over 60 days past due to be delinquent. As of December 31, 2003, $3.9 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $46.3 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

     The activity in gross notes receivable is as follows for the years ended December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Balance, beginning of period	$333,336	$261,784
Sales	107,517	105,123
Collections	(59,157)	(57,420)
Receivables charged off	(36,486)	(27,342)
Sold notes receivable	(83,426)	(40,394)

Balance, end of period	$261,784	$241,751

     The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2001, 2002, and 2003 (in thousands):

	December 31,
	2001	2002	2003
Balance, beginning of period	$74,778	$54,744	$28,547
Provision for credit losses	30,311	24,562	53,673
Receivables charged off	(50,345)	(36,486)	(27,342)
Allowance related to notes sold	—	(14,273)	(6,506)

Balance, end of period	$54,744	$28,547	$48,372

     The provision for customer returns, which are cancellations of sales whereby the customer fails to make the first installment payment, are recorded as a charge to Vacation Interval sales. For the years ended December 31, 2001, 2002, and 2003, the provision for customer returns was $9.1 million, $4.0 million, and $4.0 million, respectively.

     Management observed that cancellations in the first quarter of 2003 significantly exceeded the level expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the first quarter of 2003 as follows:

•	the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

•	certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company’s class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

•	the estimate of cancellations in years 7, 8, and 9 after a sale were increased, resulting in an increase of $1.6 million,

•	the estimate of inventory recoveries resulting from cancellations was revised, resulting in an increase of $300,000,

•	the ratio of the excess of cancellations in the first quarter over the estimated cancellations for the same period based on the weighted average rate of cancellations divided by the incremental amounts financed for the period 1997 through 2002, was applied to all future estimated cancellations, resulting in an increase of $15.0 million, and

•	an estimate was added for current notes with customers who received payment or term concessions that would have been deemed cancellations were it not for the concessions, resulting in an increase of $4.6 million.

     The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

5. INVENTORIES

     Inventories consist of the following at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Timeshare units	$41,951	$46,165
Amenities	37,588	38,007
Land	8,072	7,805
Recovery of canceled and traded intervals	14,825	9,411
Other	69	11

Total	$102,505	$101,399

     Realization of inventories is dependent upon execution of management’s long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management’s ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Land	$4,776	$2,276
Vehicles and equipment	4,188	4,278
Utility plant, buildings, and facilities	13,805	15,187
Office equipment and furniture	28,597	28,482
Improvements	11,510	10,378

	62,876	60,601
Less accumulated depreciation	(29,098)	(33,113)

Land, equipment, buildings, and utilities, net	$33,778	$27,488

     Depreciation and amortization expense for the years ended December 31, 2001, 2002, and 2003 was $6.5 million, $5.2 million, and $4.6 million, respectively.

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

7. INCOME TAXES

     Income tax benefit consists of the following components for the years ended December 31, 2001, 2002, and 2003 (in thousands):

	2001	2002	2003
Current income tax expense (benefit)	$69	$(1,523)	$86
Deferred income tax expense (benefit)	(168)	—	—

Total income tax (benefit)	$(99)	$(1,523)	$86

     A reconciliation of income tax benefit on reported pre-tax income (loss) at statutory rates to actual income tax benefit for the years ended December 31, 2001, 2002, and 2003 is as follows (in thousands):

	2001		2002		2003
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense (benefit) at statutory rates	$(9,558)	(35.0)%	$7,445	35.0%	$(4,842)	(35.0)%
State income taxes, net of Federal income tax benefit	(846)	(3.1)%	659	3.1%	(429)	(3.1)%
Deferred tax asset allowance	16,533	60.5%	(9,798)	(46.1)%	3,744	27.0%
Reconciliation to prior year tax return	(6,192)	(22.7)%	—	—	811	5.9%
Other, primarily permanent differences	(36)	(0.1)%	171	0.8%	802	5.8%

Total income tax expense (benefit)	$(99)	(0.4)%	$(1,523)	(7.2)%	$86	0.6%

     Deferred income tax assets and liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax liabilities:
Depreciation	$4,085	$4,809
Installment sales income	94,518	79,588

Total deferred tax liabilities	98,603	84,397
Deferred tax assets:
Net operating loss carryforward – pre Exchange Offer.	75,876	60,672
Net operating loss carryforward – post Exchange Offer	23,708	28,676
Impairment of long-lived assets	5,307	5,081
Other	406	406

Total deferred tax assets	105,297	94,835

Net deferred tax liability (asset)	(6,694)	(10,438)

Deferred tax asset allowance	6,694	10,438

Net deferred tax liability	$—	$—

     The Company reports substantially all Vacation Interval sales, which it finances, on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2003.

     The Company has been subject to Alternative Minimum Tax (“AMT”) as a result of the deferred income that results from the installment sales treatment of Vacation Interval sales for regular tax purposes. However, due to existing AMT loss carryforwards, it is anticipated that minimal current AMT liability exists. The current AMT payable balance was adjusted in 1997 to reflect the change in method of accounting for installment sales under AMT granted by the Internal Revenue Service, effective as of January 1, 1997. As a result, the Company’s alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9 million, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. The AMT liability creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.

     The net operating losses (“NOL”) expire between 2013 through 2016. Realization of the deferred tax assets arising from NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL as a result of normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

     Due to the restructuring (“Exchange Offer”) in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) has occurred. As a result, the Company’s NOL is subject to an annual limitation for the current and future taxable years. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2003 (in thousands):

Expiration Dates
2018	$14,589
2019	57,854
2020	132,241
2021	27,390

$232,074

8. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2002 and 2003 are as follows (in thousands):

	December 31,
	2002	2003
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.3 million term loan with an interest rate of 8%)	$46,078	$25,095
$11.3 million term loan with an interest rate of 8%, due in March 2007	14,665	10,998
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.0 million term loan with an interest rate of 8%)	44,288	28,325
$11.0 million term loan with an interest rate of 8%, due in March 2007	14,461	10,845
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $1.7 million term loan with an interest rate of 8%)	6,493	3,734
$1.7 million term loan with an interest rate of 8%, due in March 2007	2,078	1,558
$66.4 million conduit loan, due December 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	—	66,381
$40.4 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $35 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $5.4 million term loan with an interest rate of 8%)	31,128	16,897
$5.4 million term loan with an interest rate of 8%, due in March 2007	9,465	5,412
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due August 2004, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility) (Subsequent to December 31, 2003, the due date of this facility was extended to February 2006)	25,549	17,009
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	8,536	8,345
$60 million loan agreement, which contains certain financial covenants, due August 2003, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 3.55%. (This loan was paid off in March 2003. Additional draws are no longer available under this facility)	9,836	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25% (Subsequent to December 31, 2003, this facility was increased to accommodate all of the inventory loans of the Company. See Footnote 16. “Subsequent Events”)	9,375	10,000

	December 31,
	2002	2003
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor (Subsequent to December 31, 2003, this facility was paid off. See Footnote 16. “Subsequent Events”)	9,936	7,733
Various notes, due from April 2004 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.5%	2,035	1,676

Total notes payable	233,923	214,008
Capital lease obligations	2,490	1,329

Total notes payable and capital lease obligations	236,413	215,337
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	28,467	28,467
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	9,766	2,146
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	7,686	5,978

Total senior subordinated notes	45,919	36,591

Total	$282,332	$251,928

     At December 31, 2003, LIBOR rates were from 1.15% to 1.18%, and the Prime rate was 4.00%.

     In February 2001, the Company disclosed significant liquidity issues, which resulted in the violation of various financial covenants with the Company’s senior credit facilities. In negotiations with the Company’s senior lenders to restructure the credit facilities and to enable the Company to continue in business, it was determined that the senior lenders would not accept the Company’s proposals to make necessary amendments to the existing credit facilities, unless the Company was able to (i) substantially reduce the payment obligations to the holders of the Old Notes, (ii) convert a substantial portion of the debt represented by the Old Notes into Company common stock, and (iii) substantially modify the Indenture which secures the Old Notes by the consent of the holders. Therefore, the underlying purpose of the Exchange Offer was to reorganize the Company’s capital structure in such a manner as to induce the senior lenders to restructure the credit facilities. The Company completed the restructuring in May 2002, which reduced the existing debt and provided liquidity to finance the operations of the Company.

     Certain of the above debt agreements include restrictions on the Company’s ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

     Such credit facilities also contain operating covenants requiring the Company to (i) maintain a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0% for the last three quarters of 2002 and below 52.5% thereafter, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.1 to 1 (increasing to 1.25 to 1 in 2003), and positive net income; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

     As of December 31, 2002, the Company was in compliance with these operating covenants. However, due to the results of the quarter ended March 31, 2003, the Company was not in compliance with three of the financial covenants described above. First, sales and marketing expense for the quarter ended March 31, 2003 was 56.1% of sales, compared to a maximum threshold of 52.5%. Second, the interest coverage ratio for the twelve months ended March 31, 2003 was 1.02 to 1.0, compared to a minimum requirement of 1.25 to 1.0. And third, net loss for the two consecutive quarters ended March 31, 2003 was $24.9 million, compared to a minimum requirement of $1.00 net income. Also, due to the results for the six months ended June 30, 2003, the Company was in default of two of the financial covenants described above. First, the interest coverage ratio for the twelve months ended June 30, 2003 was 0.13 to 1.0, compared to a minimum requirement of 1.25 to 1.0. Second, net loss for the two consecutive quarters ended June 30, 2003 was $23.1 million, compared to a minimum requirement of $1.00 net income. In addition, due to the results for the nine months ended September 30, 2003, the Company was in default of one of the financial covenants described above. The interest coverage ratio for the twelve months ended September 30, 2003 was 0.40 to 1.0, compared to a minimum requirement of 1.25 to 1.0.

     In addition, as a result of the loss for the quarter ended March 31, 2003, the Company’s SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003.

     In November 2003, the Company entered into agreements with its three senior lenders to amend its senior credit facilities to modify the above financial covenants under which the Company had been in default since the first quarter of 2003. The amended covenants will increase from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003, exclude the Company’s $28.7 million increase in its allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of the Company’s minimum required consolidated net income, and from the calculation of the Company’s minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, the Company also received waivers under its senior credit facilities of covenant defaults which occurred in the first quarter of 2003 due to the Company’s increase in its allowance for uncollectible notes and its failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%. As a result of these amendments and waivers the Company is now in full compliance with all of its credit facilities with its senior lenders.

     In December 2003, the Company closed a $66.4 million conduit term loan transaction through a newly-formed wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”). This conduit loan was arranged through one of the Company’s existing senior lenders. Under the terms of the new conduit loan, the Company sold approximately $78.1 million of its Vacation Interval receivables to its subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables from Silverleaf was financed by the existing senior lender through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from the Company. All customer receivables transferred from the Company to SF-II have been pledged as security to the senior lender. The senior lender has also received as additional collateral a pledge of all of the Company’s equity interest in SF-II and a $15.7 million demand note from the Company to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. There is no additional recourse to the Company other than SF-II and the demand note. Proceeds from the sale of the receivables to SF-II were used by the Company to pay down approximately $65.5 million of amounts outstanding under its two senior revolving credit facilities. The senior lender’s new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

     As a result of the closing of the $66.4 million conduit loan, the Company obtained a two year extension of its senior revolving credit facilities with two of its senior lenders. The revolving period on these two facilities are now extended through March 31, 2006. Additionally, the Company obtained an extension of its existing revolving credit facility through the Company’s SPE through March 31, 2006. In order to obtain the two year extension of this facility, however, the Company agreed to reduce the principal amount of the facility from $100 million to $85 million.

     The Company recorded a gain on early extinguishment of debt of $6.4 million during 2003, of which $5.1 million resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003.

     Notes payable secured by customer notes receivable require that collections from customers be remitted to the lenders upon receipt. In addition, the Company is required to calculate the appropriate “Borrowing Base” for each note payable monthly. Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed. In preparing the monthly Borrowing Base reports for the lenders, the Company has classified certain notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. A significant portion of the potentially ineligible notes relates to cancelled notes from customers who have upgraded to a higher value product and notes that have been subject to payment concessions.

     The Company has developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, the Company considers the customer account to be current. Under the Company’s notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2002 and 2003, a total of $50.2 million and $42.8 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2002 and 2003, approximately $260,000 and $77,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2003 (in thousands):

2004	$20,117
2005	2,245
2006	2,028
2007	158,592
2008	2,503
Thereafter	66,443

Total	$251,928

     Total interest expense for the years ended December 31, 2001, 2002, and 2003 was $35.0 million, $22.2 million, and $16.6 million, respectively. Interest of $1.2 million, $271,000, and $279,000 was capitalized during the years ended December 31, 2001, 2002, and 2003, respectively.

     As of December 31, 2003, eligible customer notes receivable with a face amount of $225.6 million and interval inventory of $17.7 million were pledged as collateral.

9. COMMITMENTS AND CONTINGENCIES

     Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri, and Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed separate actions of unspecified amounts against the Company alleging construction defects and breach of management agreements. This litigation has been ongoing for several years. Discovery continued in the lawsuit during the year but is not yet complete. Among other things, the plaintiffs have not yet turned over the reports of their expert witnesses and the Company is unclear as to exactly what damages are being claimed by the Plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by two insurance carriers, subject to a reservation of rights by these insurers. Since the Company does not know what damages are being claimed, and cannot predict the final outcome of these claims, it cannot estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The second action is scheduled for trial in June 2004.

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

     The Company has entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 2001, 2002, and 2003 was $3.6 million, $2.8 million, and $2.4 million, respectively. The Company has also acquired equipment by entering into capital leases.

     The following table summarizes our scheduled contractual commitments as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$32,908	$15,205	$15,188	$165,586	$7,309	$94,483
Capital leases	1,202	238	3	—	—	—
Operating leases	1,876	1,807	1,667	1,541	1,193	749
Litigation settlement	138	—	—	—	—	—
Other purchase obligations:
Construction commitments.	3,003	—	—	—	—	—
Employment agreements	702	—	—	—	—	—

Total	$39,829	$17,250	$16,858	$167,127	$8,502	$95,232

     Long term debt includes $80.1 million of future interest and capital leases include $114,000 of future interest, using an approximate interest rate of 6.3%, which is the Company’s weighted average cost of borrowings as of December 31, 2003. Long-term debt of $17.0 million, which is included in the 2004 total, was extended to February 2006 in March 2004. We also have a $15.7 million demand note with SF-II that is not included in long-term debt, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

     Equipment acquired under capital leases consists of the following at December 31, 2002 and 2003 (in thousands):

	2002	2003
Amount of equipment under capital leases	$14,487	$9,168
Less accumulated depreciation	(9,078)	(6,793)

	$5,409	$2,375

     During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of December 31, 2003, Silverleaf Club’s related note payable balance was $994,000.

     At December 31, 2003, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $241.8 million with an allowance for uncollectible notes of approximately $48.4 million.

     Periodically, the Company enters into employment agreements with certain executive officers, which provide for minimum annual base salaries and other fringe benefits as determined by the Board of Directors of the Company. Certain of these agreements provide for bonuses based on the Company’s operating results. The agreements have varying terms of up to three years and typically can be terminated by either party upon 30 days notice, subject to severance provisions. Certain employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. These agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with the Company or disclose any confidential information of the Company.

10. EQUITY

     The Company’s stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by the Board of Directors of the Company. The Company has reserved 3.8 million shares of common stock for issuance pursuant to its stock option plans.

     Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through four years from the original grant date. These options are exercisable at prices ranging from $0.29 to $25.50 per share and expire 10 years from the date of grant.

     Stock option transactions during 2001, 2002, and 2003 are summarized as follows:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price per Share	Of Shares	Price per Share	Of Shares	Price per Share
Options outstanding, beginning of year	1,551,000	$14.45	1,078,500	$14.08	1,402,000	$9.76
Granted	—	$—	460,000	$0.29	4,550,958	$0.32
Exercised	—	$—	—	$—	—	$—
Expired	—	$—	—	$—	(2,175,479)	$0.32
Forfeited	(472,500)	$15.29	(136,500)	$11.97	(72,500)	$13.24

Options outstanding, end of year	1,078,500	$14.08	1,402,000	$9.76	3,704,979	$3.64

Exercisable, end of year	807,875	$15.33	863,500	$15.17	990,250	$12.69

     For stock options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted Average
	Number of	Average	Average	Number of	Exercise Price of
	Options	Exercise Price	Remaining	Options	Options
Range of Exercise Prices	Outstanding	per Option	Life in Years	Exercisable	Exercisable
$16.00 - $25.50	668,500	$16.79	4.5	668,500	$16.79
$7.31 - $7.31	151,000	7.31	6.0	150,500	7.31
$3.59 - $3.69	75,000	3.64	7.0	56,250	3.64
$0.29 - $0.32	2,810,479	0.31	9.8	115,000	0.29

Total	3,704,979			990,250

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS No. 123”). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB No. 25”), and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 2001, 2002, and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2001	2002	2003
Net income (loss) — as reported	$(27,209)	$22,793	$(13,920)
Net income (loss) — pro forma	(27,900)	22,041	(14,376)
Net income (loss) per share — as reported: Basic	(2.11)	0.79	(0.38)
Net income (loss) per share — as reported: Diluted	(2.11)	0.79	(0.38)
Net income (loss) per share — pro forma: Basic	(2.16)	0.76	(0.39)
Net income (loss) per share — pro forma: Diluted	(2.16)	0.76	(0.39)

     There were no stock options granted in 2001. The weighted average fair value per common stock option granted during 2002 and 2003 were $0.31 and $0.29, respectively. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

11. RELATED PARTY TRANSACTIONS

     Each timeshare owners’ association has entered into a management agreement, which authorizes the Clubs to manage the resorts. The Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club and 10% to 20% of dues collected for owners associations within Crown Club or the net income of each Club. However, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding years, subject again to the net income limitation. The Silverleaf Club management agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. The Crown Club management agreement was terminated in the third quarter of 2003, when the Company sold its management rights and unsold timeshare inventory in the seven timeshare resorts the Company had managed since it originally acquired these from Crown Resorts Co., LLC in May 1998. During the years ended December 31, 2001, 2002, and 2003, the Company recorded management fees of $2.5 million, $1.9 million, and $1.5 million, respectively, in management fee income.

     The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation is charged by the Clubs to the Company. During the years ended December 31, 2001, 2002, and 2003, the Company incurred $147,000, $183,000, and $247,000, respectively, of expenses under these agreements. Likewise, to the extent the Company provides payroll, administrative, and other services that directly benefit the Clubs, a separate allocation is charged by the Company to the Clubs. During the years ended December 31, 2001, 2002, and 2003, the Company charged the Clubs $1.7 million, $2.5 million, and $3.3 million, respectively, under these agreements.

     The following schedule represents amounts due from and to affiliates at December 31, 2002 and 2003 (in thousands):

	December 31,
	2002	2003
Timeshare owners associations and other, net	$43	$145
Amount due from Crown Club	707	5

Total amounts due from affiliates	$750	$150

Amount due to Silverleaf Club	$324	$78
Amount due to SPE	1,897	576
Amount due to officer	—	2

Total amounts due to affiliates	$2,221	$656

     During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2003, Silverleaf Club’s related note payable balance was $994,000.

     At December 31, 2002 and 2003, the amount due to SPE primarily relates to upgrades of sold notes receivable. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

     The William H. Francis Trust (the “Trust”), a trust for which a director of the Company serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995, between the Trust and a subsidiary of the Company, which was dissolved after its assets and liabilities, including the Net Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, the affiliate agreed to provide consulting services to the Company. During 2000, the affiliate was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $10,614 to the affiliate, which was paid in the first quarter of 2003. As of December 31, 2003, the Company owns approximately 11 acres of land that is subject to this net profits interest.

     The Company holds ownership interests and other rights in several tracts of flood plain land which are unsuitable for residential or commercial development. These tracts are adjacent to the Company’s Holly Lake Ranch resort in Texas. In 1997, the Company entered into a ten-year hunting lease with Mr. Mead, who is a principal shareholder, officer and director of the Company. The hunting lease granted Mr. Mead the exclusive right to use for hunting purposes certain parts of the flood plain for an annual payment equal to the property taxes attributable to the land. These property taxes were approximately $7,700 for the year ended December 31, 2003. The lease also provides for up to four additional ten-year extensions of its term. The flood plain land is also partially encumbered by recreational use agreements in favor of certain surrounding homeowners and agreements with an unrelated third party governmental entity, the Sabine River Authority (“SRA”). The Company does not possess any of the mineral rights associated with this land. As a 2003 bonus to Mr. Mead, the Compensation Committee approved assigning to him the approximately 449 acres of this flood plain land actually owned by the Company. The Company also agreed to quitclaim to Mr. Mead all of its rights, including reversionary rights from the SRA, in two other flood plain tracts of approximately 619 and 466 acres each, which are owned by the SRA but currently held by the Company and a homeowner’s association under a long term ground lease. If the SRA ever abandons its plans to create a reservoir involving these two tracts or fails to pay a prior owner for the tracts by December 31, 2009, title to these tracts will revert to Mr. Mead as a result of the Company’s quitclaim to him. The Compensation Committee determined that the aggregate market value at December 31, 2003 of the Company’s ownership interests and other rights in these three tracts of flood plain land was approximately $73,000. This determination of market value was based upon an independent appraisal from an independent appraisal firm retained by the Compensation Committee. The Company’s basis in these three tracts of flood plain land was zero, and it had an offsetting gain of approximately $73,000 in adjusting it to fair value at December 31, 2003.

     In August 1997, subject to an employment agreement with an officer, the Company purchased a house for $531,000 and leased the house, with an option to purchase, to the officer for 13 months at a rental rate equal to the Company’s expense for interest, insurance, and taxes, which was approximately $3,000 per month. In September 1998, the officer exercised his option to purchase the house at the end of the lease for $531,000. In March 2001, the Company forgave the remaining $48,000 balance on a note due from the officer.

     In June 1998, the Company entered an employment agreement, whereby the Company paid $108,000 for an employee’s condominium in Branson, Missouri, upon his relocation to Dallas, Texas, and paid $500,000 over a three-year period as compensation for and in consideration of the exclusivity of his services. Prior to becoming an employee in June 1998, the Company paid this employee’s former architectural firm $246,000 during 1998 for architectural services rendered to the Company.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company had senior subordinated notes of $45.9 million and $36.6 million as of December 31, 2002 and 2003, respectively. The estimated fair value of these senior subordinated notes at December 31, 2002 and 2003 was approximately $28.8 million and $23.0 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

     Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

13. SUBSIDIARY GUARANTEES

     All subsidiaries of the Company, except the SPE and SF-II, have guaranteed the $36.6 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

     The Guarantor Subsidiaries had no operations for the years ended December 31, 2001, 2002, and 2003. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2002 and 2003, is as follows (in thousands):

	December 31,
	2002	2003
Other assets	$1	$1

Total assets	$1	$1

Investment by parent (includes equity and amounts due to parent)	$1	$1

Total liabilities and equity	$1	$1

14. 401(k) PLAN

     The Company’s 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, it may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2001, 2002, and 2003.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2002 and 2003 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2003	$39,488	$43,470	$44,877	$39,365

2002	$42,083	$42,268	$44,135	$42,054

Total costs and operating expenses
2003	$68,487	$41,619	$41,681	$38,828

2002	$44,182	$44,520	$42,708	$42,583

Net income (loss)
2003	$(25,821)	$2,690	$8,304	$907

2002	$(2,100)	$20,077	$3,885	$931

Net income (loss) per common share: basic and diluted
2003	$(0.70)	$0.07	$0.23	$0.02

2002	$(0.16)	$0.71	$0.11	$0.03

16. SUBSEQUENT EVENTS

     In March 2004, the Company reached an agreement with one of its senior lenders to extend the maturity date of one of its loan facilities from August 2004 to February 2006. The Company also replaced a non-revolving inventory loan with this senior lender maturing in March 2007 with a revolving inventory loan with one of its other senior lenders, which will also mature in March 2007.