Form 10-Q
period 2004-03-31
SILVERLEAF RESORTS INC
filed 2004-05-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-13003

SILVERLEAF RESORTS, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State of incorporation)	75-2259890 (I.R.S. Employer Identification No.)

1221 RIVER BEND DRIVE, SUITE 120
DALLAS, TEXAS 75247
(Address of principal executive offices, including zip code)

214-631-1166
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of May 12, 2004: 36,843,572

Explanatory Note

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS “BELIEVE,” “INTEND,” “ANTICIPATE,” “EXPECTS,” AND WORDS OF SIMILAR IMPORT, ARE “FORWARD-LOOKING STATEMENTS” AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY’S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING “CAUTIONARY STATEMENTS” BEGINNING ON PAGE 22 OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Consolidated Statements of Income for the three months ended
	March 31, 2004 and 2003	3
	Consolidated Balance Sheets as of March 31, 2004 and
	December 31, 2003	4
	Consolidated Statement of Shareholders' Equity for the
	three months ended March 31, 2004	5
	Consolidated Statements of Cash Flows for the three
	months ended March 31, 2004 and 2003	6
	Notes to the Condensed Consolidated Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23
Item 5.	Other Information	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I: FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Vacation Interval sales	$31,987	$28,557
Sampler sales	446	485

Total sales	32,433	29,042
Interest income	8,926	8,768
Management fee income	300	471
Gain on sales of notes receivable	426	1,934
Other income	1,019	1,207

Total revenues	43,104	41,422
Costs and Operating Expenses:
Cost of Vacation Interval sales	6,035	5,042
Sales and marketing	16,467	16,299
Provision for uncollectible notes	6,400	34,666
Operating, general and administrative	6,483	6,891
Depreciation and amortization	1,096	1,182
Interest expense and lender fees	4,282	4,407

Total costs and operating expenses	40,763	68,487
Other Income:
Gain on early extinguishment of debt	—	1,257

Total other income	—	1,257
Income (loss) before benefit (provision) for income taxes	2,341	(25,808)
Benefit (provision) for income taxes	3	(13)

Net income (loss)	$2,344	$(25,821)

Basic income (loss) per share:	$0.06	$(0.70)

Diluted income (loss) per share:	$0.06	$(0.70)

Weighted average shares outstanding:
Basic:	36,841,557	36,826,906

Diluted:	38,885,864	36,826,906

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$5,000	$4,093
Restricted cash	2,665	1,624
Notes receivable, net of allowance for uncollectible notes of $48,565 and $48,372, respectively	191,627	193,379
Accrued interest receivable	2,098	2,169
Investment in Special Purpose Entity	6,822	6,053
Amounts due from affiliates	146	150
Inventories	101,139	101,399
Land, equipment, buildings, and utilities, net	26,899	27,488
Land held for sale	2,991	2,991
Prepaid and other assets	13,869	12,441

TOTAL ASSETS	$353,256	$351,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$7,643	$6,705
Accrued interest payable	1,227	1,087
Amounts due to affiliates	2,205	656
Unearned revenues	3,904	3,712
Notes payable and capital lease obligations	211,638	215,337
Senior subordinated notes	36,591	36,591

Total Liabilities	263,208	264,088

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,843,572 shares outstanding at March 31, 2004, and 36,826,906 shares outstanding at December 31, 2003	372	372
Additional paid-in capital	116,806	116,999
Retained deficit	(22,329)	(24,673)
Treasury stock, at cost, 405,434 shares at March 31, 2004 and 422,100 shares at December 31, 2003	(4,801)	(4,999)

Total Shareholders’ Equity	90,048	87,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$353,256	$351,787

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional		Treasury Stock
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Deficit	Shares	Cost	Total
January 1, 2004	37,249,006	$372	$116,999	$(24,673)	(422,100)	$(4,999)	$87,699
Exercise of stock options	—	—	(193)	—	16,666	198	5
Net income	—	—	—	2,344	—	—	2,344

March 31, 2004	37,249,006	$372	$116,806	$(22,329)	(405,434)	$(4,801)	$90,048

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$2,344	$(25,821)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible notes	6,400	34,666
Gain on sales of notes receivable	(426)	(1,934)
Gain on early extinguishment of debt	—	(1,257)
Gain on sale of land held for sale	—	(273)
Proceeds from sales of notes receivable	6,153	19,532
Depreciation and amortization	1,096	1,182
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,041)	1,834
Notes receivable	(11,520)	(7,773)
Accrued interest receivable	71	244
Investment in Special Purpose Entity	(769)	(193)
Amounts due to/from affiliates, net	1,553	(487)
Inventories	1,406	(1,194)
Prepaid and other assets	(1,428)	(552)
Accounts payable and accrued expenses	938	290
Accrued interest payable	140	(242)
Unearned revenues	192	72

Net cash provided by operating activities	5,109	18,094

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(508)	(282)
Proceeds from sale of land held for sale	—	2,880

Net cash provided by (used in) investing activities	(508)	2,598

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	20,300	24,132
Payments on borrowings to unaffiliated entities	(23,999)	(43,198)
Proceeds from exercise of stock options	5	—

Net cash used in financing activities	(3,694)	(19,066)

Net change in cash and cash equivalents	907	1,626
CASH AND CASH EQUIVALENTS:
Beginning of period	4,093	1,153

End of period	$5,000	$2,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$3,577	$4,710

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (“the Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

Note 2 – Significant Accounting Policies Summary

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

In addition to sales of Vacation Intervals to new prospective owners, the Company sells upgraded and additional Vacation Intervals to existing Silverleaf Owners. Revenues are recognized on these upgrade Vacation Interval sales when the criteria described above are satisfied. The revenue recognized is the net of the incremental increase in the upgrade sales price and cost of sales is the incremental increase in the cost of the Vacation Interval purchased.

A provision for estimated customer returns is reported net against Vacation Interval sales. Customer returns represent cancellations of sales transactions in which the customer fails to make the first installment payment.

The Company recognizes interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of additional interest income ceases.

Revenues related to one-time sampler contracts, which entitles the prospective owner to sample a resort during certain periods, are recognized when earned. Revenue recognition is deferred until the customer uses the stay, purchases a Vacation Interval, or allows the contract to expire.

The Company receives fees for management services provided to each timeshare resorts’ owners’ association (a “Club”). These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

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

Investment in Special Purpose Entity — The Company is party to an $85 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades – ranging from 5.8% to 6.2%; expected credit losses – ranging from 5.6% to 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – ranging from 3.3% to 4.4%; agent fee – ranging from 2% to 2.37%; and loan servicing fees – 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.

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

Prepaid and Other Assets — Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, collected cash in lender lock boxes which have not yet been applied to the loan balances by the lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles are amortized over their useful lives, which do not exceed ten years.

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

Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB No. 25”).

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	March 31,	March 31,
	2004	2003
Net income (loss), as reported	$2,344	$(25,821)
Stock-based compensation expense recorded under the intrinsic value method	—	—
Pro forma stock-based compensation expense computed under the fair value method	(75)	(123)

Pro forma net income (loss)	$2,269	$(25,944)

Net income (loss) per share, basic
As reported	$0.06	$(0.70)
Pro forma	$0.06	$(0.70)
Net income (loss) per share, diluted
As reported	$0.06	$(0.70)
Pro forma	$0.06	$(0.70)

There were no stock options granted during the first quarter of 2004. The fair value of the stock options granted during the first quarter of 2003 were $0.32. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

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

Reclassifications — Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on net income (loss). The reclassification relates to the Gain on Sales of Notes Receivable as presented on the consolidated statements of income and the consolidated statements of cash flows. The Gain on Sales of Notes Receivable is no longer classified as Other Income on the consolidated statements of income and is no longer classified as a financing activity on the consolidated statements of cash flows. The reclassification more accurately reflects the true operations of the Company.

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

The provisions of FIN No. 46 are immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003 and the provisions of FIN No. 46R are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN No. 46 or FIN No. 46R is required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for calendar-year entities) and is required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for calendar-year entities). FIN No. 46 and FIN No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 and FIN No. 46R also require certain disclosures of an entity’s relationship with variable interest entities. The adoption of FIN No. 46 and Fin No. 46R required the Company to consolidate its wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”), formed in December 2003.

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

Note 3 – Debt Restructuring

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

In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increased from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003. They also exclude the $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003.

In addition, as a result of the loss for the quarter ended March 31, 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE.

As a result of these amendments and waivers, we are in full compliance with all of the financial covenants under our credit facilities with our senior lenders as of December 31, 2003 and March 31, 2004.

Note 4 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Weighted average shares outstanding — basic	36,841,557	36,826,906
Issuance of shares from stock options exercisable	2,793,813	—
Repurchase of shares from stock options proceeds	(749,506)	—

Weighted average shares outstanding — diluted	38,885,864	36,826,906

For the three months ended March 31, 2003, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling approximately 3,377,210 at March 31, 2003 were potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been non-dilutive for the three months ended March 31, 2003.

Note 5 – Notes Receivable

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2004 was approximately 14.9%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.5 million and $1.1 million at March 31, 2004 and 2003, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three month periods ended March 31, 2004 and 2003 (in thousands):

	March 31,
	2004	2003
Balance, beginning of period	$241,751	$261,784
Sales	26,793	23,261
Collections	(14,649)	(13,237)
Receivables charged off	(5,503)	(8,192)
Sold notes receivable	(8,200)	(23,614)

Balance, end of period	$240,192	$240,002

The Company considers accounts over 60 days past due to be delinquent. As of March 31, 2004, $2.0 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $46.4 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Balance, beginning of period	$48,372	$28,547
Provision for credit losses	6,400	34,666
Receivables charged off	(5,503)	(8,192)
Allowance related to notes sold	(704)	(3,718)

Balance, end of period	$48,565	$51,303

During the first quarter of 2004, the Company sold $8.2 million of notes receivable and recognized pre-tax gains of $426,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $6.2 million, which was used to pay down borrowings under its revolving loan facilities.

Note 6 – Debt

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.3 million term loan with an interest rate of 8%)	$26,008	$25,095
$11.3 million term loan with an interest rate of 8%, due in March 2007	10,746	10,998
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.0 million term loan with an interest rate of 8%)	29,682	28,325
$11.0 million term loan with an interest rate of 8%, due in March 2007	10,597	10,845
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $1.7 million term loan with an interest rate of 8%)	3,762	3,734
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,522	1,558
$66.4 million conduit loan, due December 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	62,627	66,381
$40.4 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $35 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $5.4 million term loan with an interest rate of 8%)	17,912	16,897
$5.4 million term loan with an interest rate of 8%, due in March 2007	5,287	5,412
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	14,448	17,009
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	8,370	8,345
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3%	8,000	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor	—	7,733
Various notes, due from April 2004 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.5%	1,601	1,676

Totals notes payable	210,562	214,008
Capital lease obligations	1,076	1,329

Total notes payable and capital lease obligations	211,638	215,337
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	28,467	28,467
101/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	5,978	5,978

Total senior subordinated notes	36,591	36,591

Total	$248,229	$251,928

At March 31, 2004, LIBOR rates were from 1.12% to 1.15%, and the Prime rate was 4.00%. At December 31, 2003, LIBOR rates were from 1.15% to 1.18%, and the Prime rate was 4.00%.

Note 7 – Subsidiary Guarantees

As of March 31, 2004, all subsidiaries of the Company, except the SPE and SF-II, have guaranteed the $36.6 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the three months ended March 31, 2004 and 2003. Combined summarized balance sheet information as of March 31, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

March 31,
2004
Other assets	$1

Total assets	$1

Investment by parent (includes equity and amounts due to parent)	$1

Total liabilities and equity	$1

Note 8 – Commitments and Contingencies

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the quarter ended March 31, 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. Discovery in the case is ongoing. The case is scheduled for trial in November 2004. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of March 31, 2004, Silverleaf Club’s related note payable balance was $894,000.

Note 9 – Subsequent Events

Exchange Offer. In connection with the Company’s need to improve its ability to access new capital markets to finance its future operations and to refinance certain of its senior credit facilities, the Company commenced an offer (the “Exchange Offer”) on May 4, 2004 to exchange for each $500 principal amount of its 6% Senior Subordinated Notes due 2007 (the “Old Notes”) (i) $500 principal amount of its 8% Senior Subordinated Notes due 2010 (the “Exchange Notes”) and (ii) an additional payment of interest (the “Additional Interest Payment”) in an amount equal to the amount of interest accrued on each Old Note held by each exchanging noteholder from April 1, 2004 through the day before the Exchange Date. Currently, the outstanding principal balance of the Old Notes is $28.5 million.

The Company will accept for exchange any and all validly tendered Old Notes not withdrawn prior to 5:00 p.m., New York City time, on June 2, 2004, unless the Exchange Offer is extended to a later date by the Company in its sole discretion (the “Expiration Date”). At a time and date as soon as practicable following the Expiration Date, the Exchange Offer will be fully consummated (the “Exchange Date”). The Exchange Offer is conditioned upon holders of a minimum of 80% in principal amount of the Old Notes agreeing to (i) exchange their Old Notes for the Exchange Notes and the Additional Interest Payment, and (ii) approve the terms and conditions of the Exchange Notes and the New Indenture. If the minimum of 80% in principal amount of the Old Notes is exchanged, the Company will be required to pay approximately $455,000 in additional interest payments each year. The Exchange Notes will be issued pursuant to an indenture dated as of the Exchange Date by and among the Company, certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as Trustee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company’s Form 10-K for the year ended December 31, 2003.

The Company currently owns and operates 12 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents a Vacation Interval ownership base of over 82,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended
	March 31,
	2004	2003
As a percentage of total revenues:
Vacation Interval sales	74.2%	68.9%
Sampler sales	1.0%	1.2%

Total sales	75.2%	70.1%
Interest income	20.7%	21.2%
Management fee income	0.7%	1.1%
Gain on sale of notes receivable	1.0%	4.7%
Other income	2.4%	2.9%

Total revenues	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	18.9%	17.7%
Provision for uncollectible notes	20.0%	121.4%
As a percentage of total sales:
Sales and marketing	50.8%	56.1%
As a percentage of total revenues:
Operating, general and administrative	15.0%	16.6%
Depreciation and amortization	2.5%	2.9%
As a percentage of interest income:
Interest expense and lender fees	48.0%	50.3%

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues

Revenues for the quarter ended March 31, 2004 were $43.1 million, representing a $1.7 million or 4.1% increase from revenues of $41.4 million for the quarter ended March 31, 2003. The increase is primarily due to increased sales, partially offset by a smaller gain on sales of notes receivable in the first quarter of 2004 versus the same period of 2003.

The following table summarizes our Vacation Interval sales (dollars in thousands).

	2004			2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$14,905	1,270	$11,736	$15,743	1,429	$11,017
In-house Upgrade Sales	9,676	1,328	7,286	6,374	1,048	6,082
In-house Reload Sales.	7,406	880	8,416	6,440	763	8,440

Total	$31,987			$28,557

Overall, Vacation Interval sales increased $3.4 million during the first quarter of 2004 versus the first quarter of 2003, primarily due to higher in-house upgrade sales at higher average prices in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 11.1% but the number of in-house upgrade sales increased 26.7%, and the number of in-house reload sales (sales of second Vacation Intervals to existing customers) increased 15.3% during the first quarter of 2004 versus the same period of 2003. Total interval sales for the first quarter of 2004 included 264 biennial intervals (counted as 132 Vacation Intervals) compared to 247 biennial intervals (counted as 124 Vacation Intervals) in the first quarter of 2003.

Sampler sales decreased $39,000 to $446,000 for the quarter ended March 31, 2004, compared to $485,000 for the same period in 2003. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first quarter of 2004 relate to 2002 sales activity.

Interest income remained fairly consistent at $8.9 million during the first quarter of 2004 versus $8.8 million during the same period of 2003.

Management fee income, which consists of management fees collected from the resorts’ management clubs, can not exceed the management clubs’ net income. Management fee income decreased $171,000 to $300,000 for the first quarter of 2004, versus $471,000 for the first quarter of 2003 due primarily to the discontinuation of management fees from seven resorts the Company had managed since 1998, which were sold during the third quarter of 2003.

Gain on sales of notes receivable was $426,000 for the first quarter of 2004, resulting from the sale of $8.2 million of notes receivable to the SPE. The $1.9 million gain in the first quarter of 2003 resulted from the sale of $23.6 million of notes receivable to the SPE. Fewer sales of notes receivable took place in the first quarter of 2004 versus the same period of 2003 due primarily to reduced availability during the first quarter of 2004 compared to the same period of 2003.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $188,000 to $1.0 million for the first quarter of 2004 compared to $1.2 million for the same period of 2003. The decrease primarily relates to a $273,000 gain recorded in the first quarter of 2003 associated with the sale of land located in Las Vegas, Nevada, partially offset by increased water and utilities income in 2004 versus 2003.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 18.9% during the first quarter of 2004 versus 17.7% for the same period of 2003 primarily due to the Company selling a much larger percentage of its lower cost inventory in the first quarter of 2003 versus selling primarily its higher cost inventory during the same period of 2004. Overall, the $993,000 increase in cost of sales in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the increase in Vacation Interval sales.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 50.8% for the quarter ended March 31, 2004, from 56.1% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales mix and increase the proportion of inside sales over outside sales, with inside sales requiring less sales and marketing expenses. For the quarter ended March 31, 2004, inside sales increased to 53.4% of Vacation Interval sales, up from 44.9% for the same period a year ago.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 20.0% in the first quarter of 2004 compared to 121.4% for the first quarter of 2003. For the quarter ended March 31, 2004, management estimates that the 20% provision resulted in an adequate allowance for uncollectible notes for all future credit losses net of inventory recovery. For the quarter ended March 31, 2003 management observed that cancellations in the three months then ended had significantly exceeded the amount that would have been expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

•	the basis of the estimate of future cancellations was changed from Vacation Interval sales to incremental amounts financed, resulting in an increase of $1.6 million,

•	certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of the Company’s class action notices to all customers and announcements about its liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

•	the estimate of cancellations in 7, 8, and 9 years after a sale were increased, resulting in an increase of $1.6 million,

•	the estimate of inventory recoveries resulting from cancellations was revised, resulting in an increase of $300,000,

•	the ratio of the excess of cancellations in the first quarter over the estimated cancellations for the same period based on the weighted average rate of cancellations divided by the incremental amounts financed for the period 1997 through 2002, was applied to all future estimated cancellations, resulting in an increase of $15.0 million, and

•	an estimate was added for current notes with customers who received payment or term concessions that would have been deemed cancellations were it not for the concessions, resulting in an increase of $4.6 million.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 15.0% for the first quarter of 2004, from 16.6% for the same period of 2003. Overall, operating, general and administrative expense decreased by $408,000 for the first quarter of 2004, as compared to the same period of 2003. This was primarily due to lower workers compensation insurance and reductions in legal expenses and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.5% for the quarter ended March 31, 2004 versus 2.9% for the same quarter of 2003. Overall, depreciation and amortization expense decreased $86,000 for the first quarter of 2004, as compared to 2003, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 48.0% for the first quarter of 2004, from 50.3% for the same period of 2003. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the early retirement of $7.6 million of 101/2% senior subordinated notes during the third quarter of 2003.

If the Exchange Offer discussed in Note 9. Subsequent Events is consummated in June 2004, interest expense is expected to increase between $455,000 to $570,000 annually, due to the increase in interest rates from 6% to 8% on the Company’s senior subordinated notes currently due in 2007. Under the terms of the Exchange Offer, the new maturity date is scheduled for 2010.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0 for the quarter ended March 31, 2004, compared to $1.3 million for the quarter ended March 31, 2003. The gain in 2003 resulted from the early extinguishment of the $8.8 million remaining balance of the Company’s $60 million loan agreement, due August 2003.

Income (Loss) before Benefit (Provision) for Income Taxes

Income (loss) before benefit (provision) for income taxes increased to income of $2.3 million for the quarter ended March 31, 2004, as compared to a loss of $25.8 million for the quarter ended March 31, 2003, as a result of the above mentioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes was a benefit of $3,000 for the first quarter of 2004 compared to a provision of $13,000 for the same period of 2003. Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes was 0.1% for each of the first quarters of 2004 and 2003. The effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) increased to income of $2.3 million for the quarter ended March 31, 2004, as compared to a loss of $25.8 million for the quarter ended March 31, 2003, as a result of the above mentioned operating results.

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

In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increased from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003. They also exclude the $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003.

In addition, as a result of the loss for the quarter ended March 31, 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE.

As a result of these amendments and waivers, we are in full compliance with all of the financial covenants under our credit facilities with our senior lenders as of December 31, 2003 and March 31, 2004.

Sources of Cash. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2004, the Company’s operating activities reflected cash provided by operating activities of $5.1 million versus $18.1 million during the same period of 2003. The decrease in cash provided by operating activities was primarily the result of $13.4 million lower proceeds from sales of notes receivable.

Although it appears the Company has adequate liquidity to meet its needs in 2004 and 2005, it is continuing to identify additional financing arrangements into 2006 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities, the proceeds of which would be used to finance future acquisitions, refinance debt, finance mortgage receivables, or for other purposes. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. During the first quarter of 2004, net cash used in investing activities was $508,000 due to equipment purchases. However in the first quarter of 2003, net cash provided by investing activities was $2.6 million due to proceeds from the sale of land held for sale of $2.9 million, partially offset by $282,000 of equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.

During the three months ended March 31, 2004, net cash used in financing activities was $3.7 million compared to $19.1 million in the comparable 2003 period. The decrease in cash used in financing activities was the result of decreased payments on borrowings against pledged notes receivable due to lower sales of notes receivable, the proceeds of which are used to pay down borrowings, partially offset by decreased borrowings against pledged notes receivable.

At March 31, 2004, the Company’s senior credit facilities provided for loans of up to $263.4 million of which approximately $209.0 million of principal related to advances under the credit facilities was outstanding. For the three months ended March 31, 2004, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.7%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Certain debt agreements include restrictions on the Company’s ability to pay dividends based on minimum levels of net income and cash flow. The Company’s ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. The Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE during 2000. Due to the results of operations during the first quarter of 2003, the SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults and modified its agreement with the SPE in June 2003. The Company also obtained an extension of the SPE’s existing revolving credit facility through March 2006. In connection with the two-year extension of this facility, however, the Company agreed to reduce the principal amount of the facility from $100 million to $85 million. The SPE allows the Company to realize the benefit of an additional $85 million of revolving credit in addition to the on-balance-sheet credit arrangements it has with its senior lenders. Credit facilities are necessary for the Company to have the liquidity necessary to fund its costs and expenses. Therefore it is vitally important to the Company’s liquidity plan to have financing available in order to finance future sales, since it finances the majority of its timeshare sales over seven to ten years.

During the first quarter of 2004, the Company sold $8.2 million of notes receivable to the SPE and recognized pre-tax gains of $426,000. In conjunction with these sales, the Company received cash consideration of $6.2 million, which was used to pay down borrowings under its revolving loan facilities. During the first quarter of 2003, the Company sold $23.6 million of notes receivable to the SPE and recognized pre-tax gains of $1.9 million. In conjunction with these sales, the Company received cash consideration of $19.5 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $187,000 and $229,000 for the quarters ended March 31, 2004 and 2003, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At March 31, 2004, the SPE held notes receivable totaling $98.3 million, with related borrowings of $78.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that it will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $6.8 million at March 31, 2004.

Taxes. For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment, although due to existing AMT loss carryforwards, it is anticipated that minimal current AMT liability exists. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company’s alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

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

Due to the restructuring completed in May 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of the Company’s NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”), and a portion of the taxable year which includes the change date. The annual limitation will be equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The ownership change may also limit, as described above, the use of the Company’s minimum tax credit, if any, as provided in Section 383 of the Code.

Exchange Offer. In connection with the Company’s need to improve its ability to access new capital markets to finance its future operations and to refinance certain of its senior credit facilities, the Company commenced an offer (the “Exchange Offer”) on May 4, 2004 to exchange for each $500 principal amount of its 6% Senior Subordinated Notes due 2007 (the “Old Notes”) (i) $500 principal amount of its 8% Senior Subordinated Notes due 2010 (the “Exchange Notes”) and (ii) an additional payment of interest (the “Additional Interest Payment”) in an amount equal to the amount of interest accrued on each Old Note held by each exchanging noteholder from April 1, 2004 through the day before the Exchange Date. Currently, the outstanding principal balance of the Old Notes is $28.5 million.

The Company will accept for exchange any and all validly tendered Old Notes not withdrawn prior to 5:00 p.m., New York City time, on June 2, 2004, unless the Exchange Offer is extended to a later date by the Company in its sole discretion (the “Expiration Date”). At a time and date as soon as practicable following the Expiration Date, the Exchange Offer will be fully consummated (the “Exchange Date”). The Exchange Offer is conditioned upon holders of a minimum of 80% in principal amount of the Old Notes agreeing to (i) exchange their Old Notes for the Exchange Notes and the Additional Interest Payment, and (ii) approve the terms and conditions of the Exchange Notes and the New Indenture. If the minimum of 80% in principal amount of the Old Notes is exchanged, the Company will be required to pay approximately $455,000 in additional interest payments each year. The Exchange Notes will be issued pursuant to an indenture dated as of the Exchange Date by and among the Company, certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as Trustee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the three months ended March 31, 2004, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company’s primary loan agreements, which totaled $209.0 million at March 31, 2004, is variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at March 31, 2004, on the Company’s quarterly results of operations would be approximately $523,000 or approximately $0.01 per share.

At March 31, 2004, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company’s fixed-rate notes will decline, which may negatively impact the Company’s ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.6 million or approximately $0.15 per share.

Credit Risk — The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold.

The Company offers financing to the buyers of Vacation Intervals at the Company’s resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes.

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

Geographic Concentration — The Company’s notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. The Company’s Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company’s products and the collection of notes receivable.

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Item 5. Other Information

On May 11, 2004, the Compensation Committee of the Board of Directors approved a compensation structure for 2004 and 2005 for Robert E. Mead, Chairman and Chief Executive Officer of the Company, which includes possible annual incentive bonuses in 2004 and 2005 if certain performance goals based on the Corporation’s pre-tax net income for those years are reached. Additionally, Mr. Mead’s base salary was increased from $500,000 to $750,000 per year for the two-year term of the compensation arrangement. The independent members of the Board of Directors have also approved the compensation structure for Mr. Mead. The approval of the compensation package for Mr. Mead by the Compensation Committee and the Board of Directors was conditioned upon the Company obtaining the approval of the shareholders of the Company of the material terms for the payment of the annual incentive bonus for calendar year 2005 in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for deduction of annual compensation in excess of $1 million for certain covered employees. Shareholders of the Company, including Mr. Mead, representing a majority of the Company’s shares outstanding have agreed to approve the 2005 annual incentive bonus. The action of the Company’s shareholders will become effective twenty days after the mailing by the Company of an Information Statement to its remaining shareholders advising them of the action taken by the holders of a majority of the Company’s shares outstanding.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the quarter ended March 31, 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. Discovery in the case is ongoing. The case is scheduled for trial in November 2004. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

     31.1     Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     31.2     Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1     Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     32.2     Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2004:

     Current Report on Form 8-K filed with the SEC on February 17, 2004 announcing the commencement of the quotation of its common stock on the Over the Counter Bulletin Board.

     Current Report on Form 8-K filed with the SEC on March 12, 2004 announcing an extension of a loan agreement with one of its senior lenders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and Chief Executive Officer

Dated: May 12, 2004	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002