Form 10-Q
period 2004-06-30
SILVERLEAF RESORTS INC
filed 2004-08-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [X] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of August 12, 2004: 36,860,238

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

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Consolidated Statements of Income for the three months and six months ended June 30, 2004 and 2003	3
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4
	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2004	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26
	Signatures	27
Second Amendment to Amended and Restated Bylaws
Indenture - 8% Senior Subordinated Notes Due 2010
8% Senior Subordinated Notes Due 2010
Subsidiary Guarantee
Second Amended and Restated Revolving Credit Agreement

Contract of Sale
First Amendment to Contract of Sale
Second Amendment to Contract of Sale
Third Amendment to Contract of Sale
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I: FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Vacation Interval sales	$37,144	$32,480	$69,131	$61,037
Sampler sales	468	401	914	886

Total sales	37,612	32,881	70,045	61,923
Interest income	9,295	8,650	18,222	17,418
Management fee income	300	476	600	947
Gain on sales of notes receivable	154	898	580	2,832
Other income	1,542	1,463	2,561	2,670

Total revenues	48,903	44,368	92,008	85,790
Costs and Operating Expenses:
Cost of Vacation Interval sales	7,285	5,618	13,319	10,661
Sales and marketing	18,699	17,104	35,166	33,402
Provision for uncollectible notes	7,432	6,495	13,832	41,161
Operating, general and administrative	7,013	7,018	13,497	13,909
Depreciation and amortization	1,103	1,163	2,200	2,345
Interest expense and lender fees	4,294	4,221	8,576	8,628

Total costs and operating expenses	45,826	41,619	86,590	110,106
Other Income:
Gain on early extinguishment of debt	—	—	—	1,257

Total other income	—	—	—	1,257
Income (loss) before provision for income taxes	3,077	2,749	5,418	(23,059)
Provision for income taxes	(25)	(59)	(23)	(72)

Net income (loss)	$3,052	$2,690	$5,395	$(23,131)

Basic income (loss) per share:	$0.08	$0.07	$0.15	$(0.63)

Diluted income (loss) per share:	$0.08	$0.07	$0.14	$(0.63)

Weighted average basic shares outstanding:	36,846,319	36,826,906	36,843,938	36,826,906

Weighted average diluted shares outstanding:	38,935,602	37,143,564	38,905,570	36,826,906

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$4,661	$4,093
Restricted cash	3,652	1,624
Notes receivable, net of allowance for uncollectible notes of $54,310 and $48,372, respectively	198,364	193,379
Accrued interest receivable	2,208	2,169
Investment in Special Purpose Entity	6,921	6,053
Amounts due from affiliates	316	150
Inventories	98,560	101,399
Land, equipment, buildings, and utilities, net	26,001	27,488
Land held for sale	2,991	2,991
Prepaid and other assets	14,953	12,441

TOTAL ASSETS	$358,627	$351,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$7,363	$6,705
Accrued interest payable	1,196	1,087
Amounts due to affiliates	1,579	656
Unearned revenues	4,540	3,712
Notes payable and capital lease obligations	215,379	215,337
Senior subordinated notes	35,466	36,591

Total Liabilities	265,523	264,088

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,860,238 shares outstanding at June 30, 2004, and 36,826,906 shares outstanding at December 31, 2003	372	372
Additional paid-in capital	116,614	116,999
Retained deficit	(19,278)	(24,673)
Treasury stock, at cost, 388,768 shares at June 30, 2004 and 422,100 shares at December 31, 2003	(4,604)	(4,999)

Total Shareholders’ Equity	93,104	87,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$358,627	$351,787

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional		Treasury Stock
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Deficit	Shares	Cost	Total
January 1, 2004	37,249,006	$372	$116,999	$(24,673)	(422,100)	$(4,999)	$87,699
Exercise of stock options	—	—	(385)	—	33,332	395	10
Net income	—	—	—	5,395	—	—	5,395

June 30, 2004	37,249,006	$372	$116,614	$(19,278)	(388,768)	$(4,604)	$93,104

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$5,395	$(23,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible notes	13,832	41,161
Gain on sales of notes receivable	(580)	(2,832)
Gain on early extinguishment of debt	—	(1,257)
Gain on sale of land held for sale	—	(273)
Proceeds from sales of notes receivable	9,559	28,835
Depreciation and amortization	2,200	2,345
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(2,028)	2,084
Notes receivable	(27,760)	(15,726)
Accrued interest receivable	(39)	249
Investment in Special Purpose Entity	(868)	(164)
Amounts due to/from affiliates, net	757	(293)
Inventories	2,803	(3,386)
Prepaid and other assets	(2,512)	(845)
Accounts payable and accrued expenses	658	86
Accrued interest payable	109	2
Unearned revenues	828	489

Net cash provided by operating activities	2,354	27,344

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(713)	(592)
Proceeds from sale of land held for sale	—	2,862

Net cash provided by (used in) investing activities	(713)	2,270

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	44,300	45,415
Payments on borrowings to unaffiliated entities	(45,383)	(71,280)
Proceeds from exercise of stock options	10	—

Net cash used in financing activities	(1,073)	(25,865)

Net change in cash and cash equivalents	568	3,749
CASH AND CASH EQUIVALENTS:
Beginning of period	4,093	1,153

End of period	$4,661	$4,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$8,430	$8,006

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (the “Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company recognizes interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrued interest is reduced to $0 and the accrual of additional interest income ceases until collection is deemed probable.

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

Investment in Special Purpose Entity — The Company is party to an $85 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades – ranging from 5.8% to 6.2%; expected credit losses – ranging from 5.6% to 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – ranging from 3.3% to 4.4%; agent fee – ranging from 2% to 2.37%; and loan servicing fees — 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.

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

The Company classifies the components of the provision for uncollectible notes as either credit losses or customer returns (cancellations of sales whereby the customer fails to make the first installment payment). The provision for uncollectible notes pertaining to credit losses and customer returns are classified in the provision for uncollectible notes and a reduction in Vacation Interval sales, respectively.

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

The Company estimates the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected future costs to be incurred. The Company allocates the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB No. 25, provide the disclosure requirements of SFAS No. 123 and, as of December 31, 2002, adopt the disclosure requirements of SFAS No. 148. Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net income (loss) is required as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Pro forma net income (loss) applicable to the options granted is not likely to be representative of the effects on reported net income (loss) for future years. The fair value for these options is estimated at the date of grant using the Black-Scholes option-pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$3,052	$2,690	$5,395	$(23,131)
Stock-based compensation expense recorded under the intrinsic value method	—	—	—	—
Pro forma stock-based compensation expense computed under the fair value method	(75)	(125)	(150)	(248)

Pro forma net income (loss)	$2,977	$2,565	$5,245	$(23,379)

Net income (loss) per share, basic
As reported	$0.08	$0.07	$0.15	$(0.63)
Pro forma	$0.08	$0.07	$0.14	$(0.63)
Net income (loss) per share, diluted
As reported	$0.08	$0.07	$0.14	$(0.63)
Pro forma	$0.08	$0.07	$0.13	$(0.63)

There were no stock options granted during the first six months of 2004. The fair value of the stock options granted during the first half of 2003 were $0.32. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

Use of Estimates — The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SPE, and the future sales plan used to allocate certain inventory costs to cost of sales.

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

In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increased from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each rolling twelve month period beginning with the quarter ended March 31, 2003. They also exclude the $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003.

In addition, as a result of the loss for the quarter ended March 31, 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE.

As a result of these amendments and waivers, we are in full compliance with all of the financial covenants under our credit facilities with our senior lenders as of December 31, 2003, March 31, 2004, and June 30, 2004.

Note 4 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	36,846,319	36,826,906	36,843,938	36,826,906
Issuance of shares from stock options exercisable	2,777,147	2,540,863	2,777,147	—
Repurchase of shares from stock options proceeds	(687,864)	(2,224,205)	(715,515)	—

Weighted average shares outstanding - diluted	38,935,602	37,143,564	38,905,570	36,826,906

For the six months ended June 30, 2003, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling 3,745,479 at June 30, 2003 were excluded from the computation of diluted earnings per share for this period because including such stock options would have been non-dilutive.

Note 5 – Notes Receivable

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2004 was approximately 15.0%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.0 million and $1.3 million at June 30, 2004 and 2003, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$240,192	$240,002	$241,751	$261,784
Sales	33,684	26,738	60,477	49,998
Collections	(15,361)	(15,493)	(30,010)	(28,730)
Receivables charged off	(1,316)	(4,107)	(6,819)	(12,298)
Sold notes receivable	(4,525)	(11,486)	(12,725)	(35,100)

Balance, end of period	$252,674	$235,654	$252,674	$235,654

The Company considers accounts over 60 days past due to be delinquent. As of June 30, 2004, $1.3 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $49.9 million of notes, approximately 20% of total gross notes receivable, would have been considered to be delinquent had the Company not granted payment concessions to the customers at some point since the inception of these notes. The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$48,565	$51,303	$48,372	$28,547
Provision for credit losses	7,432	6,495	13,832	41,161
Receivables charged off	(1,316)	(4,107)	(6,819)	(12,298)
Allowance related to notes sold	(371)	(1,804)	(1,075)	(5,523)

Balance, end of period	$54,310	$51,887	$54,310	$51,887

During the six months ended June 30, 2004, the Company sold $12.7 million of notes receivable and recognized pre-tax gains of $580,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $9.6 million, which was used to pay down borrowings under its revolving loan facilities.

Note 6 – Debt

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.3 million term loan with an interest rate of 8%)	$31,374	$25,095
$11.3 million term loan with an interest rate of 8%, due in March 2007	10,494	10,998
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.0 million term loan with an interest rate of 8%)	34,006	28,325
$11.0 million term loan with an interest rate of 8%, due in March 2007	10,348	10,845
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $1.7 million term loan with an interest rate of 8%)	4,762	3,734
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,487	1,558
$66.4 million conduit loan, due December 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	59,520	66,381
$40.4 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $35 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor and a $5.4 million term loan with an interest rate of 8%)	17,858	16,897
$5.4 million term loan with an interest rate of 8%, due in March 2007	5,162	5,412
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	12,619	17,009
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	7,398	8,345
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3%	8,000	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor	—	7,733
Various notes, due from May 2005 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.5%	1,527	1,676

Total notes payable	214,555	214,008
Capital lease obligations	824	1,329

Total notes payable and capital lease obligations	215,379	215,337
8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	—
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	28,467
101/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	4,853	5,978

Total senior subordinated notes	35,466	36,591

Total	$250,845	$251,928

At June 30, 2004, LIBOR rates were from 1.11% to 1.33%, and the Prime rate was 4.00%. At December 31, 2003, LIBOR rates were from 1.15% to 1.18%, and the Prime rate was 4.00%.

The Company completed an offer on June 7, 2004 to exchange $24,671,000 of principal amount of its 6% Senior Subordinated Notes due 2007 for $24,671,000 of principal amount of its 8% Senior Subordinated Notes due 2010 and a cash payment of $271,381, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.

Note 7 – Subsidiary Guarantees

As of June 30, 2004, all subsidiaries of the Company, except the SPE and SF-II, have guaranteed the $35.5 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the six months ended June 30, 2004 and 2003. Combined summarized balance sheet information as of June 30, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

June 30,
2004
Other assets	$2

Total assets	$2

Investment by parent (includes equity and amounts due to parent)	$2

Total liabilities and equity	$2

Note 8 – Commitments and Contingencies

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first half of 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of June 30, 2004, Silverleaf Club’s related note payable balance was $791,000.

Note 10 – Subsequent Events

In July 2004, the Company completed the acquisition of a 500-acre tract of land located on Route 7 in Berkshire County, Massachusetts. The 500-acre site, formerly known as the Brodie Mountain Ski Resort, is approximately 25 miles from the Company’s existing Oak N’ Spruce Resort located in South Lee, Massachusetts. The property includes ski trails, ski lifts, a lodge, equipment rental shop, canteen, and restaurant. The Company has not yet finalized its future development plans for the site, however it believes that the site is suitable for development as an additional timeshare resort. Preliminary indications are that the site would accommodate up to 324 units encompassing 16,848 one-week vacation intervals.

In July 2004, the Company also restructured its loan facility with one of its senior lenders whereby the existing $35 million revolving component was reduced to $25 million, the existing $5.4 million term component was paid in full, and a new $10 million revolving component was established, collateralized by either the Company’s notes receivable or inventory.

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

The Company currently owns and operates 12 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents a Vacation Interval ownership base of over 84,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries except the SPE, all of which are wholly-owned.

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United Sates of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 31, 2003. As of, and for the three and six month periods ended June 30, 2004, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
As a percentage of total revenues:
Vacation Interval sales	76.0%	73.2%	75.1%	71.2%
Sampler sales	0.9%	0.9%	1.0%	1.0%

Total sales	76.9%	74.1%	76.1%	72.2%
Interest income	19.0%	19.5%	19.8%	20.3%
Management fee income	0.6%	1.1%	0.7%	1.1%
Gain on sale of notes receivable	0.3%	2.0%	0.6%	3.3%
Other income	3.2%	3.3%	2.8%	3.1%

Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	19.6%	17.3%	19.3%	17.5%
Provision for uncollectible notes	20.0%	20.0%	20.0%	67.4%
As a percentage of total sales:
Sales and marketing	49.7%	52.0%	50.2%	53.9%
As a percentage of total revenues:
Operating, general and administrative	14.3%	15.8%	14.7%	16.2%
Depreciation and amortization	2.3%	2.6%	2.4%	2.7%
As a percentage of interest income:
Interest expense and lender fees	46.2%	48.8%	47.1%	49.5%

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

Revenues for the quarter ended June 30, 2004 were $48.9 million, representing a $4.5 million or 10.2% increase from revenues of $44.4 million for the quarter ended June 30, 2003. The increase is primarily due to increased sales, partially offset by a smaller gain on sales of notes receivable in the second quarter of 2004 versus the same period of 2003.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price):

	Quarter Ended June 30, 2004			Quarter Ended June 30, 2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$18,440	1,581	$11,663	$18,023	1,832	$9,838
In-house Upgrade Sales	7,239	1,102	6,569	7,683	1,153	6,663
In-house Reload Sales	11,465	1,369	8,375	6,774	889	7,620

Total	$37,144			$32,480

Overall, Vacation Interval sales increased $4.7 million during the second quarter of 2004 versus the second quarter of 2003, primarily due to higher in-house reload sales at higher average prices in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 13.7% and the number of in-house upgrade sales decreased 4.4% but the number of in-house reload sales (sales of second Vacation Intervals to existing customers) increased 54.0% during the second quarter of 2004 versus the same period of 2003. The Company aggressively pursued its existing customer base during the second quarter of 2004 in an attempt to increase in-house reload sales.

Sampler sales increased $67,000 to $468,000 for the quarter ended June 30, 2004, compared to $401,000 for the same period in 2003. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the second quarter of 2004 relate to 2002 sales activity.

Interest income increased 7.5% to $9.3 million for the quarter ended June 30, 2004, from $8.7 million for the same period of 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, since June 30, 2003 primarily due to the increase in Vacation Interval sales during the first half of 2004.

Management fee income, which consists of management fees collected from the resorts’ management clubs, decreased $176,000 to $300,000 for the second quarter of 2004, from $476,000 for the second quarter of 2003. The decrease was primarily due to the discontinuation of management fees from seven resorts the Company had managed since 1998, which were sold during the third quarter of 2003.

Gain on sales of notes receivable was $154,000 for the second quarter of 2004, resulting from the sale of $4.5 million of notes receivable to the SPE. The $898,000 gain in the second quarter of 2003 resulted from the sale of $11.5 million of notes receivable to the SPE. Fewer sales of notes receivable took place in the second quarter of 2004 versus the same period of 2003 due primarily to the facility reduction that took place during the fourth quarter of 2003.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income remained fairly consistent at $1.5 million for the second quarters of both 2004 and 2003.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.6% during the second quarter of 2004 versus 17.3% for the same period of 2003, primarily due to the Company selling a larger percentage of its inventory at lower margins in the second quarter of 2004. Approximately 50% of the $1.7 million increase in cost of sales was due to these lower margins with the remaining 50% increase due to the increased sales volume.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 49.7% for the quarter ended June 30, 2004, from 52.0% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of inside sales over outside sales, as inside sales require less sales and marketing expense. For the quarter ended June 30, 2004, inside sales increased to 50.4% of Vacation Interval sales, up from 44.5% for the same period a year ago. The $1.6 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during the second quarter of 2004 versus the same period of 2003.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained unchanged at 20.0% for the second quarters of both 2004 and 2003.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.3% for the second quarter of 2004, from 15.8% for the same period of 2003. Overall, operating, general and administrative expense remained fairly consistent at $7.0 million for the second quarters of both 2004 and 2003.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.3% for the quarter ended June 30, 2004 versus 2.6% for the same quarter of 2003. Overall, depreciation and amortization expense decreased $60,000 for the second quarter of 2004, as compared to 2003, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 46.2% for the second quarter of 2004, from 48.8% for the same period of 2003. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the early retirement of $7.6 million of 101/2% senior subordinated notes during the third quarter of 2003.

Due to the exchange offer discussed in Note 6. Debt, interest expense is expected to increase approximately $493,000 annually, due to the increase in interest rates from 6% to 8% on the Company’s new $24.7 million senior subordinated notes due in 2010.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $3.1 million for the quarter ended June 30, 2004, as compared to $2.7 million for the quarter ended June 30, 2003, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 0.8% in the second quarter of 2004, as compared to 2.1% for the second quarter of 2003. The effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income

Net income increased to $3.1 million for the quarter ended June 30, 2004, as compared to $2.7 million for the quarter ended June 30, 2003, as a result of the above mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

Revenues for the six months ended June 30, 2004 were $92.0 million, representing a $6.2 million or 7.2% increase from revenues of $85.8 million for the six months ended June 30, 2003. The increase is primarily due to increased sales, partially offset by a smaller gain on sales of notes receivable in the first half of 2004 versus the same period of 2003.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price):

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$33,345	2,983	$11,178	$33,767	3,261	$10,355
In-house Upgrade Sales	16,915	2,430	6,961	14,056	2,201	6,386
In-house Reload Sales	18,871	2,249	8,391	13,214	1,652	7,999

Total	$69,131			$61,037

Overall, Vacation Interval sales increased $8.1 million during the first half of 2004 versus the first half of 2003, primarily due to higher in-house sales at higher average prices in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 8.5% but the number of in-house upgrade sales increased 10.4%, and the number of in-house reload sales (sales of second Vacation Intervals to existing customers) increased 36.1% during the first half of 2004 versus the same period of 2003. The Company aggressively pursued its existing customer base during the first half of 2004 in an attempt to increase in-house sales.

Sampler sales remained fairly consistent at $914,000 for the six months ended June 30, 2004, compared to $886,000 for the same period in 2003. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first half of 2004 relate to 2002 sales activity.

Interest income increased 4.6% to $18.2 million for the six months ended June 30, 2004, from $17.4 million for the same period of 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, since June 30, 2003 primarily due to the increase in Vacation Interval sales during the first half of 2004.

Management fee income, which consists of management fees collected from the resorts’ management clubs, decreased $347,000 to $600,000 for the first half of 2004, from $947,000 for the same period of 2003. This increase was primarily due to the discontinuation of management fees from seven resorts the Company had managed since 1998, which were sold during the third quarter of 2003.

Gain on sales of notes receivable was $580,000 for the first six months of 2004, resulting from the sale of $12.7 million of notes receivable to the SPE. The $2.8 million gain in the first half of 2003 resulted from the sale of $35.1 million of notes receivable to the SPE. Fewer sales of notes receivable took place in the first six months of 2004 versus the same period of 2003 due primarily to the facility reduction that took place during the fourth quarter of 2003.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $109,000 to $2.6 million for the first six months of 2004 compared to $2.7 million for the same period of 2003. The decrease primarily relates to a $273,000 gain recorded in the first half of 2003 associated with the sale of land located in Las Vegas, Nevada, partially offset by increased water and utilities income in 2004 versus 2003.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 19.3% during the first half of 2004 versus 17.5% for the same period of 2003 primarily due to the Company selling a larger percentage of its inventory at lower margins in the first half of 2004. Approximately 46% of the $2.7 million increase in cost of sales was due to these lower margins with the remaining 54% increase due to the increased sales volume.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 50.2% for the six months ended June 30, 2004, from 53.9% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of inside sales over outside sales, as inside sales require less sales and marketing expense. For the six months ended June 30, 2004, inside sales increased to 51.8% of Vacation Interval sales, up from 44.7% for the same period a year ago. The $1.8 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during the first six months of 2004 versus the same period of 2003.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 20.0% in the first half of 2004 compared to 67.4% for the first half of 2003. For the six months ended June 30, 2004, management estimates that the 20% provision resulted in an adequate allowance for uncollectible notes for all future credit losses net of inventory recovery. For the quarter ended March 31, 2003 management observed that cancellations in the three months then ended had significantly exceeded the amount that would have been expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.7% for the first half of 2004, from 16.2% for the same period of 2003. Overall, operating, general and administrative expenses decreased by $412,000 for the first half of 2004, as compared to the same period of 2003. This was partially due to lower workers compensation insurance and reductions in legal expenses and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.4% in the first half of 2004 compared to 2.7% in the first half of 2003. Overall, depreciation and amortization expense decreased $145,000 for the first six months of 2004, as compared to 2003, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 47.1% for the first half of 2004, from 49.5% for the same period of 2003. This decrease is primarily the result of decreased borrowings against pledged notes receivable and decreased senior subordinated notes due to the early retirement of $7.6 million of 101/2% senior subordinated notes during the third quarter of 2003.

Due to the exchange offer discussed in Note 6. Debt, interest expense is expected to increase approximately $493,000 annually, due to the increase in interest rates from 6% to 8% on the Company’s new $24.7 million senior subordinated notes currently due in 2010.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0 during the first half of 2004, compared to $1.3 million during the same period of 2003. The gain in 2003 resulted from the early extinguishment of the $8.8 million remaining balance of the Company’s $60 million loan agreement, which would have been due August 2003.

Income (Loss) before Provision for Income Taxes

Income (loss) before provision for income taxes increased to income of $5.4 million for the six months ended June 30, 2004 as compared to a loss of $23.1 million for the six months ended June 30, 2003, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income (loss) before provision for income taxes was 0.4% in the first half of 2004, as compared to 0.3% for the same period of 2003. The effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) increased to income of $5.4 million for the six months ended June 30, 2004 as compared to a loss of $23.1 million for the six months ended June 30, 2003, as a result of the above mentioned operating results.

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

As a result of these amendments and waivers, we are in full compliance with all of the financial covenants under our credit facilities with our senior lenders as of December 31, 2003, March 31, 2004, and June 30, 2004.

Sources of Cash. The Company generates cash primarily from the cash received from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2004, the Company’s operating activities reflected cash provided by operating activities of $2.4 million versus $27.3 million during the same period of 2003.

The decrease in cash provided by operating activities was primarily the result of $19.3 million lower proceeds from sales of notes receivable.

Although it appears the Company has adequate liquidity to meet its needs in 2004 and 2005, it is continuing to identify additional financing arrangements into 2006 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. During the first six months of 2004, net cash used in investing activities was $728,000 due to equipment purchases. However in the first six months of 2003, net cash provided by investing activities was $2.3 million due to proceeds from the sale of land held for sale of $2.9 million, partially offset by $592,000 of equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.

During the six months ended June 30, 2004, net cash used in financing activities was $1.1 million compared to $25.9 million in the comparable 2003 period. The decrease in cash used in financing activities was the result of decreased payments on borrowings against pledged notes receivable due to lower sales of notes receivable, the proceeds of which are used to pay down borrowings.

At June 30, 2004, the Company’s senior credit facilities provided for loans of up to $258.4 million of which approximately $213.0 million of principal related to advances under the credit facilities was outstanding. For the six months ended June 30, 2004, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.6%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

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

During the first half of 2004, the Company sold $12.7 million of notes receivable to the SPE and recognized pre-tax gains of $580,000. In conjunction with these sales, the Company received cash consideration of $9.6 million, which was used to pay down borrowings under its revolving loan facilities. During the first half of 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. In conjunction with these sales, the Company received cash consideration of $28.8 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $366,000 and $467,000 for the six months ended June 30, 2004 and 2003, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At June 30, 2004, the SPE held notes receivable totaling $87.5 million, with related borrowings of $71.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that it will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $6.9 million at June 30, 2004.

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

Exchange Offer. The Company completed an offer on June 7, 2004 to exchange $24,671,000 of principal amount of its 6% Senior Subordinated Notes due 2007 for $24,671,000 of principal amount of its 8% Senior Subordinated Notes due 2010 and a cash payment of $271,381, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the six months ended June 30, 2004, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed. Interest on the Company’s primary loan agreements, which totaled $213.0 million at June 30, 2004, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $106.0 million balance of variable-rate financial instruments at June 30, 2004, on the Company’s results of operations for the first six months of 2004 would be approximately $114,000, or approximately $0.003 per share.

At June 30, 2004, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company’s fixed-rate notes will decline, which may negatively impact the Company’s ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.9 million or approximately $0.16 per share.

Credit Risk — The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold.

The Company offers financing to the buyers of Vacation Intervals at the Company’s resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of defaults on these promissory notes. Although the Company prescreens prospects in the early stages of the marketing and sales process, it generally does not perform a detailed credit history review of its customers, as is the case with most other timeshare developers.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian

County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first half of 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Shareholders held on May 11, 2004, in addition to the election of directors, the stockholders ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.

The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd	35,126,059	74,544
James B. Francis, Jr.	34,915,259	285,344
Herbert B. Hirsch	35,126,059	74,544
Robert E. Mead	35,118,464	82,139
R. Janet Whitmore	35,121,359	79,244

With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors, the vote was as follows:

For	Against	Abstain
35,125,810	59,880	14,913

Item 5. Other Information

On May 11, 2004, the Compensation Committee of the Board of Directors approved a compensation structure for 2004 and 2005 for Robert E. Mead, Chairman and Chief Executive Officer of the Company, which includes possible annual incentive bonuses in 2004 and 2005 if certain performance goals based on the Corporation’s pre-tax net income for those years are reached. Additionally, Mr. Mead’s base salary was increased from $500,000 to $750,000 per year for the two-year term of the compensation arrangement. The independent members of the Board of Directors have also approved the compensation structure for Mr. Mead. The approval of the compensation package for Mr. Mead by the Compensation Committee and the Board of Directors was conditioned upon the Company obtaining the approval of the shareholders of the Company of the material terms for the payment of the annual incentive bonus for calendar year 2005 in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for deduction of annual compensation in excess of $1 million for certain covered employees. The Company’s shareholders approved the 2005 annual incentive bonus at a special meeting of shareholders held on August 12, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed herewith.

3.1	Second Amendment to Amended and Restated Bylaws dated June 4, 2004.

4.1	Indenture dated June 7, 2004 by and among the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Company’s 8% Senior Subordinated Notes due 2010.

4.2	Certificate No. 001 dated June 7, 2004 of 8% Senior Subordinated Notes due 2010 in the amount of $24,761,000.

4.3
Subsidiary Guarantee dated June 7, 2004 by Awards Verification Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort Acquisition, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., and SLR Research, Inc.

10.1	Second Amended and Restated Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank.

10.2	Inventory and Receivables Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank.

10.3	Contract of Sale dated December 24, 2002 by and among the Company, FO Ski Resorts, LLC and Brodie Mountain Ski Resorts, Inc.

10.4	First Amendment to Contract of Sale dated April 3, 2003 by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.5	Second Amendment to Contract of Sale dated March 17, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.6	Third Amendment to Contract of Sale dated May 14, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.7
Employment Agreement dated June 3, 2004 to be effective January 1, 2004 between the Company and Robert E. Mead (incorporated by reference to Company’s Proxy Statement filed with the Commission on July 12, 2004).

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2004:

     Current Report of Form 8-K filed with the SEC on May 4, 2004 announcing the commencement of an offer to exchange the Company’s 6% Senior Subordinated Notes due 2007 for 8% Senior Subordinated Notes due 2010 and accrued interest.

     Current Report of Form 8-K filed with the SEC on May 12, 2004 announcing the Company’s results of operation for the quarter ended March 31, 2004.

     Current Report of Form 8-K filed with the SEC on June 3, 2004 announcing the results of the offer to exchange announced by the Company on May 4, 2004.

     Current Report of Form 8-K filed with the SEC on June 8, 2004 announcing the completion of the offer to exchange announced by the Company on May 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and Chief Executive Officer

Dated: August 12, 2004	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Second Amendment to Amended and Restated Bylaws dated June 4, 2004.

4.1	Indenture dated June 7, 2004 by and among the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Company’s 8% Senior Subordinated Notes due 2010.

4.2	Certificate No. 001 dated June 7, 2004 of 8% Senior Subordinated Notes due 2010 in the amount of $24,761,000.

4.3
Subsidiary Guarantee dated June 7, 2004 by Awards Verification Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort Acquisition, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., and SLR Research, Inc.

10.1	Second Amended and Restated Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank.

10.2	Inventory and Receivables Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank.

10.3	Contract of Sale dated December 24, 2002 by and among the Company, FO Ski Resorts, LLC and Brodie Mountain Ski Resorts, Inc.

10.4	First Amendment to Contract of Sale dated April 3, 2003 by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.5	Second Amendment to Contract of Sale dated March 17, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.6	Third Amendment to Contract of Sale dated May 14, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc.

10.7
Employment Agreement dated June 3, 2004 to be effective January 1, 2004 between the Company and Robert E. Mead (incorporated by reference to Company’s Proxy Statement filed with the Commission on July 12, 2004).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002