Form 10-Q
period 2004-09-30
SILVERLEAF RESORTS INC
filed 2004-11-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]      No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ]      No [X]

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of November 12, 2004: 36,860,238

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

SILVERLEAF RESORTS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)
Item 1. Consolidated Statements of Income for the three months and nine months ended September 30, 2004 and 2003	3
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4
Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2004	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	26
Amendment Agreement No. 2 to Purchase adn Contribution Agreement
Fourth Amendment Agreement
Amendment to Amended/Restated Loan and Security Agreement
Amendment to Loan and Security Agreement
Amendment to Amended/Restated Loan, Security and Agency Agreement
Amendment to Amended/Restated Loan, Security and Agency Agreement (Tranche B)
Amendment to Amended/Restated Loan, Security and Agency Agreement(Tranche A)
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I: FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Vacation Interval sales	$36,738	$34,132	$105,869	$95,169
Sampler sales	571	389	1,485	1,275

Total sales	37,309	34,521	107,354	96,444
Interest income	9,354	8,570	27,575	25,988
Management fee income	300	300	900	1,247
Gain on sales of notes receivable	—	—	580	2,832
Other income	1,610	1,486	4,171	4,156

Total revenues	48,573	44,877	140,580	130,667
Costs and Operating Expenses:
Cost of Vacation Interval sales	6,166	5,871	19,485	16,531
Sales and marketing	18,477	16,654	53,643	50,056
Provision for uncollectible notes	7,348	6,827	21,180	47,988
Operating, general and administrative	6,908	7,378	20,405	21,288
Depreciation and amortization	1,074	1,116	3,273	3,461
Interest expense and lender fees	4,568	3,835	13,144	12,463

Total costs and operating expenses	44,541	41,681	131,130	151,787
Other Income:
Gain on early extinguishment of debt	—	5,118	—	6,376

Total other income	—	5,118	—	6,376
Income (loss) before provision for income taxes	4,032	8,314	9,450	(14,744)
Provision for income taxes	—	(10)	(23)	(83)

Net income (loss)	$4,032	$8,304	$9,427	$(14,827)

Basic income (loss) per share:	$0.11	$0.23	$0.26	$(0.40)

Diluted income (loss) per share:	$0.10	$0.23	$0.24	$(0.40)

Weighted average basic shares outstanding:	36,860,238	36,826,906	36,849,411	36,826,906

Weighted average diluted shares outstanding:	38,954,815	36,826,906	38,922,668	36,826,906

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$4,223	$4,093
Restricted cash	2,994	1,624
Notes receivable, net of allowance for uncollectible notes of $55,172 and $48,372, respectively	205,073	193,379
Accrued interest receivable	2,337	2,169
Investment in Special Purpose Entity	5,441	6,053
Amounts due from affiliates	1,638	150
Inventories	101,650	101,399
Land, equipment, buildings, and utilities, net	25,160	27,488
Land held for sale	2,991	2,991
Prepaid and other assets	14,231	12,441

TOTAL ASSETS	$365,738	$351,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$7,642	$6,705
Accrued interest payable	1,055	1,087
Amounts due to affiliates	1,323	656
Unearned revenues	4,736	3,712
Notes payable and capital lease obligations	218,963	215,337
Senior subordinated notes	34,883	36,591

Total Liabilities	268,602	264,088

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,860,238 shares outstanding at September 30, 2004, and 36,826,906 shares outstanding at December 31, 2003	372	372
Additional paid-in capital	116,614	116,999
Retained deficit	(15,246)	(24,673)
Treasury stock, at cost, 388,768 shares at September 30, 2004 and 422,100 shares at December 31, 2003	(4,604)	(4,999)

Total Shareholders’ Equity	97,136	87,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$365,738	$351,787

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional		Treasury Stock
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Deficit	Shares	Cost	Total
January 1, 2004	37,249,006	$372	$116,999	$(24,673)	(422,100)	$(4999)	$87,699
Exercise of stock options	—	—	(385)	—	33,332	395	10
Net income	—	—	—	9,427	—	—	9,427

September 30, 2004	37,249,006	$372	$116,614	$(15,246)	(388,768)	$(4,604)	$97,136

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$9,427	$(14,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible notes	21,180	47,988
Gain on sales of notes receivable	(580)	(2,832)
Gain on early extinguishment of debt	—	(6,376)
Gain on sale of land held for sale	—	(273)
Loss on sale of Crown management properties	—	44
Proceeds from sales of notes receivable	9,559	28,835
Depreciation and amortization	3,273	3,461
Increase (decrease) in cash from changes in assets and liabilities:
Restricted cash	(1,370)	2,083
Notes receivable	(40,917)	(29,833)
Accrued interest receivable	(168)	175
Investment in Special Purpose Entity	612	1,307
Amounts due to/from affiliates, net	(821)	(1,004)
Inventories	(1,187)	(2,635)
Prepaid and other assets	(1,790)	928
Accounts payable and accrued expenses	937	(397)
Accrued interest payable	(32)	(140)
Unearned revenues	1,024	697

Net cash provided by (used in) operating activities	(853)	27,201

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(945)	(1,073)
Proceeds from sale of land held for sale	—	2,862

Net cash provided by (used in) investing activities	(945)	1,789

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	70,413	66,896
Payments on borrowings to unaffiliated entities	(68,495)	(91,628)
Proceeds from exercise of stock options	10	—

Net cash provided by (used in) financing activities	1,928	(24,732)

Net change in cash and cash equivalents	130	4,258
CASH AND CASH EQUIVALENTS:
Beginning of period	4,093	1,153

End of period	$4,223	$5,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$12,944	$12,454

See notes to condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (the “Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Land, Equipment, Buildings, and Utilities — Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts (in thousands, except per share amounts):

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,032	$8,304	$9,427	$(14,827)
Stock-based compensation expense recorded under the intrinsic value method	—	—	—	—
Pro forma stock-based compensation expense computed under the fair value method	(72)	(106)	(222)	(354)

Pro forma net income (loss)	$3,960	$8,198	$9,205	$(15,181)

Net income (loss) per share, basic
As reported	$0.11	$0.23	$0.26	$(0.40)
Pro forma	$0.11	$0.22	$0.25	$(0.41)
Net income (loss) per share, diluted
As reported	$0.10	$0.23	$0.24	$(0.40)
Pro forma	$0.10	$0.22	$0.24	$(0.41)

There were no stock options granted during the first nine months of 2004. The fair value of the stock options granted during the first nine months of 2003 were $0.32. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

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

As a result of these amendments and waivers, we have been and continue to be in full compliance with all of the financial covenants under our credit facilities with our senior lenders since December 31, 2003.

Note 4 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares outstanding — basic	36,860,238	36,826,906	36,849,411	36,826,906
Issuance of shares from stock options exercisable	2,777,147	—	2,777,147	—
Repurchase of shares from stock options proceeds	(682,570)	—	(703,890)	—

Weighted average shares outstanding — diluted	38,954,815	36,826,906	38,922,668	36,826,906

For the three and nine months ended September 30, 2003, the weighted average shares outstanding assuming dilution was non-dilutive. Outstanding stock options totaling 3,705,479 at September 30, 2003 were excluded from the computation of diluted earnings per share for this period because including such stock options would have been non-dilutive.

Note 5 – Notes Receivable

The Company provides financing to the purchasers of Vacation Intervals, which is collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2004 was approximately 15.1%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.1 million and $1.4 million at September 30, 2004 and 2003, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$252,674	$235,654	$241,751	$261,784
Sales	30,145	28,895	90,622	78,893
Collections	(16,088)	(14,661)	(46,098)	(43,391)
Receivables charged off	(6,486)	(6,457)	(13,305)	(18,755)
Sold notes receivable	—	—	(12,725)	(35,100)

Balance, end of period	$260,245	$243,431	$260,245	$243,431

The Company considers accounts over 60 days past due to be delinquent. As of September 30, 2004, $1.0 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $46.9 million of notes, approximately 18% of total gross notes receivable, would have been considered to be delinquent had the Company not granted payment concessions to the customers at some point since the inception of these notes. The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$54,310	$51,887	$48,372	$28,547
Provision for credit losses	7,348	6,827	21,180	47,988
Receivables charged off	(6,486)	(6,457)	(13,305)	(18,755)
Allowance related to notes sold	—	—	(1,075)	(5,523)

Balance, end of period	$55,172	$52,257	$55,172	$52,257

During the nine months ended September 30, 2004, the Company sold $12.7 million of notes receivable and recognized pre-tax gains of $580,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $9.6 million, which was used to pay down borrowings under its revolving loan facilities.

Note 6 – Debt

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.3 million term loan with an interest rate of 8%)	$38,098	$25,095
$11.3 million term loan with an interest rate of 8%, due in March 2007	10,242	10,998
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor and a $11.0 million term loan with an interest rate of 8%)	38,478	28,325
$11.0 million term loan with an interest rate of 8%, due in March 2007	10,100	10,845
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor and a $1.7 million term loan with an interest rate of 8%)	5,474	3,734
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,451	1,558
$66.4 million conduit loan, due December 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	53,547	66,381
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of July 2004 the loan agreement is limited to a $25 million revolver with an interest rate of Federal Funds plus 2.75% with a 6% floor)	19,782	16,897
$5.4 million term loan with an interest rate of 8%, due in March 2007 (paid in full as of July 2004)	—	5,412
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	10,723	17,009
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	6,506	8,345
$10 million revolving loan agreement, which contains certain financial covenants, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	5,100	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% (as of August 2004 the loan agreement is limited to $6 million)	6,000	—
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor	—	7,733
Various notes, due from May 2005 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.3%	3,011	1,676

Total notes payable	218,512	214,008
Capital lease obligations	451	1,329

Total notes payable and capital lease obligations	218,963	215,337
8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	—
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	28,467
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146

	September 30,	December 31,
	2004	2003
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	4,270	5,978

Total senior subordinated notes	34,883	36,591

Total	$253,846	$251,928

At September 30, 2004, LIBOR rates on the Company’s senior credit facilities were from 1.60% to 1.80%, and the Prime rate was 4.50%. At December 31, 2003, LIBOR rates on the Company’s senior credit facilities were from 1.15% to 1.18%, and the Prime rate was 4.00%.

Note 7 – Subsidiary Guarantees

As of September 30, 2004, all subsidiaries of the Company, except the SPE and SF-II, have guaranteed the $34.9 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2004 and 2003. Combined summarized balance sheet information as of September 30, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

September 30,
2004
Other assets	$2

Total assets	$2

Investment by parent (includes equity and amounts due to parent)	$2

Total liabilities and equity	$2

Note 8 – Commitments and Contingencies

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first nine months of 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. Discovery in the case is ongoing. The trial, which was originally set for November 1, 2004, has been rescheduled to March 21,

2005. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

The Company is currently subject to other litigation arising in the normal course of its business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In the judgment of the Company, none of the lawsuits currently pending against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company, its business, results of operations, or financial condition.

Various legal actions and claims may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of the Company’s sales and marketing activities and contractual arrangements. Some of the matters may involve claims, which, if granted, could be materially adverse to the Company’s financial condition.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of September 30, 2004, Silverleaf Club’s related note payable balance was $686,000.

Note 9 – Subsequent Events

In October 2004, the Company sold $14.7 million of notes receivable and recognized pre-tax gains of approximately $1.3 million. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $11.0 million, which was used to pay down borrowings under its revolving loan facilities.

In October 2004, the Company completed the acquisition of a 4.8 acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. The property is comprised of 48 two and three bedroom units and provides resort amenities such as a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts. The Company’s public offering statement filed with the Florida Bureau of Standards and Registrations requests initial approval for 16 units encompassing 832 one-week vacation intervals. The Company purchased this property in lieu of building units at its existing destination resorts, and plans to operate the resort as a timeshare resort under the name “Orlando Breeze.”

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

The Company currently owns and operates 12 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company consists of a Vacation Interval ownership base of over 86,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries except the SPE, all of which are wholly-owned.

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United Sates of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 31, 2003. As of, and for the three and nine month periods ended September 30, 2004, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
As a percentage of total revenues:
Vacation Interval sales	75.6%	76.0%	75.3%	72.8%
Sampler sales	1.2%	0.9%	1.1%	1.0%

Total sales	76.8%	76.9%	76.4%	73.8%
Interest income	19.3%	19.1%	19.6%	19.9%
Management fee income	0.6%	0.7%	0.6%	0.9%
Gain on sale of notes receivable	0.0%	0.0%	0.4%	2.2%
Other income	3.3%	3.3%	3.0%	3.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	16.8%	17.2%	18.4%	17.4%
Provision for uncollectible notes	20.0%	20.0%	20.0%	50.4%
As a percentage of total sales:
Sales and marketing	49.5%	48.2%	50.0%	51.9%
As a percentage of total revenues:
Operating, general and administrative	14.2%	16.4%	14.5%	16.3%
Depreciation and amortization	2.2%	2.5%	2.3%	2.6%
As a percentage of interest income:
Interest expense and lender fees	48.8%	44.7%	47.7%	48.0%

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Revenues

Revenues for the quarter ended September 30, 2004 were $48.6 million, representing a $3.7 million or 8.2% increase from revenues of $44.9 million for the quarter ended September 30, 2003. The increase is primarily due to increased sales and increased interest income in the third quarter of 2004 versus the same period of 2003.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price):

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$16,849	1,503	$11,210	$18,849	1,839	$10,249
In-house Upgrade Sales	6,286	893	7,039	9,754	1,364	7,152
In-house Reload Sales	13,603	1,665	8,170	5,529	730	7,574

Total	$36,738			$34,132

Overall, Vacation Interval sales increased $2.6 million during the third quarter of 2004 versus the third quarter of 2003, primarily due to higher in-house reload sales at higher average prices in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 18.3% and the number of in-house upgrade sales (sales to existing customers who exchange their current Vacation Interval for a more expensive one) decreased 34.5%, but the number of in-house reload sales (sales of second Vacation Intervals to existing customers) increased 128.1% during the third quarter of 2004 versus the same period of 2003. The increase in total in-house sales and decrease in outside sales is consistent with the Company’s strategy to increase the proportion of sales to existing customers, which have a lower related marketing expense, while decreasing proportionately the outside sales to new customers.

Sampler sales increased $182,000 to $571,000 for the quarter ended September 30, 2004, compared to $389,000 for the same period in 2003. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the third quarter of 2004 relate to 2003 sales activity.

Interest income increased $784,000, or 9.1%, to $9.4 million for the quarter ended September 30, 2004, from $8.6 million for the same period of 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, since September 30, 2003 primarily due to the increase in Vacation Interval sales during the first nine months of 2004. The average yield on the Company’s outstanding notes receivable at September 30, 2004 was approximately 15.1%.

Management fee income, which consists of management fees collected from the resorts’ management clubs, remained constant at $300,000 for the third quarters of both 2004 and 2003.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $124,000 to $1.6 million for the third quarter of 2004 compared to $1.5 million for the same period of 2003. The increase was primarily due to increased water and utilities income in 2004 versus 2003.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 16.8% during the third quarter of 2004 versus 17.2% for the same period of 2003. This decrease was primarily the result of modifications to the Company’s master plan whereby the current build out strategy was adjusted to reflect a more realistic mix of inventory and amenity costs between the Company’s various units. This modification to the Company’s master plan resulted in lower cost recognition during the third quarter of 2004 versus the third quarter of 2003, which was offset by an increase due to increased sales volume.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales increased to 49.5% for the quarter ended September 30, 2004, from 48.2% for the same period of 2003. This increase is primarily the result of the Company increasing its commission rates associated with in-house sales during 2004, partially offset by the Company’s marketing strategy to improve the sales margin and increase the proportion of inside sales over outside sales, as inside sales require less sales and marketing expense. The $1.8 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during the third quarter of 2004 versus the same period of 2003.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales remained unchanged at 20.0% for the third quarters of both 2004 and 2003.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.2% for the third quarter of 2004, from 16.4% for the same period of 2003. Overall, operating, general and administrative expense decreased to $6.9 million during the third quarter of 2004 from $7.4 million for the third quarter of 2003. The decrease was primarily related to higher litigation-related fees during the third quarter of 2003 versus the same period of 2004.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.2% for the quarter ended September 30, 2004 versus 2.5% for the same quarter of 2003. Overall, depreciation and amortization expense decreased $42,000 for the third quarter of 2004, as compared to 2003, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 48.8% for the third quarter of 2004, from 44.7% for the same period of 2003. This increase is primarily the result of the increase in the Company’s weighted average cost of funds for all borrowings, including the senior subordinated debt, to 6.8% as of September 30, 2004 from 6.1% as of September 30, 2003.

Gain on Early Extinguishment of Debt

There was no gain on early extinguishment of debt during the third quarter of 2004. Gain on early extinguishment of debt was $5.1 million during the third quarter of 2003, resulting from the early extinguishment of $7.6 million of 101/2% senior subordinated notes due 2008.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $4.0 million for the quarter ended September 30, 2004, as compared to $8.3 million for the quarter ended September 30, 2003, as a result of the above mentioned operating results.

Provision for Income Taxes

There was no provision for income taxes during the third quarter of 2004. Provision for income taxes as a percentage of income before provision for income taxes was 0.1% for the third quarter of 2003. The effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income

Net income decreased to $4.0 million for the quarter ended September 30, 2004, as compared to $8.3 million for the quarter ended September 30, 2003, as a result of the above mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Revenues

Revenues for the nine months ended September 30, 2004 were $140.6 million, representing a $9.9 million or 7.6% increase from revenues of $130.7 million for the nine months ended September 30, 2003. The increase is primarily due to increased sales and increased interest income, partially offset by decreased gains on sales of notes receivable in the first nine months of 2004 versus the same period of 2003.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price):

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$50,193	4,486	$11,189	$52,615	5,100	$10,317
In-house Upgrade Sales	23,201	3,323	6,982	23,811	3,565	6,679
In-house Reload Sales	32,475	3,914	8,297	18,743	2,382	7,868

Total	$105,869			$95,169

Overall, Vacation Interval sales increased $10.7 million during the first nine months of 2004 versus the first nine months of 2003, primarily due to higher in-house reload sales at higher average prices in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 12.0% and the number of in-house upgrade sales (sales to existing customers who exchange their current Vacation Interval for a more expensive one) decreased 6.8%, but the number of in-house reload sales (sales of second Vacation Intervals to existing customers) increased 64.3% during the first nine months of 2004 versus the same period of 2003. The increase in total in-house sales and decrease in outside sales is consistent with the Company’s strategy to increase the proportion of sales to existing customers, which have a lower related marketing expense, while decreasing proportionately the outside sales to new customers.

Sampler sales remained fairly consistent at $1.5 million for the nine months ended September 30, 2004, compared to $1.3 million for the same period in 2003. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first nine months of 2004 relate to 2002 and 2003 sales activity.

Interest income increased 6.1% to $27.6 million for the nine months ended September 30, 2004, from $26.0 million for the same period of 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, since September 30, 2003 primarily due to the increase in Vacation Interval sales during the first nine months of 2004. The average yield on the Company’s outstanding notes receivable at September 30, 2004 was approximately 15.1%.

Management fee income, which consists of management fees collected from the resorts’ management clubs, decreased $347,000 to $900,000 for the first nine months of 2004, from $1.2 million for the same period of 2003. This decrease was primarily due to the discontinuation of management fees from seven resorts the Company had managed since 1998, which were sold during the third quarter of 2003.

Gain on sales of notes receivable was $580,000 for the first nine months of 2004, resulting from the sale of $12.7 million of notes receivable to the SPE. The $2.8 million gain in the first nine months of 2003 resulted from the sale of $35.1 million of notes receivable to the SPE. Fewer sales of notes receivable took place in the first nine months of 2004 versus the same period of 2003 due primarily to the facility reduction that took place during the fourth quarter of 2003.

Other income consists of water and utilities income, marina income, golf course and pro shop income, and other miscellaneous items. Other income remained constant at $4.2 million for both of the nine-month periods ended September 30, 2004 and 2003.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales increased to 18.4% during the first nine months of 2004 versus 17.4% for the same period of 2003 primarily due to the Company selling a larger percentage of its inventory at lower margins in the first nine months of 2004. The increased percentage of reload sales, which typically have a lower sales price and lower margin than outside sales, contributed to the increase during the first nine months of 2004 versus the same period of 2003. Approximately 36% of the $3.0 million increase in cost of sales was due to these lower margins with the remaining 64% increase due to the increased sales volume.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 50.0% for the nine months ended September 30, 2004, from 51.9% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of inside sales over outside sales, as inside sales require less sales and marketing expense. For the nine months ended September 30, 2004, inside sales increased to 52.6% of Vacation Interval sales, up from 44.7% for the same period a year ago. The $3.6 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during the first nine months of 2004 versus the same period of 2003.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 20.0% in the first nine months of 2004 compared to 50.4% for the first nine months of 2003. For the nine months ended September 30, 2004, management estimates that the 20% provision resulted in an adequate allowance for uncollectible notes for all future credit losses net of inventory recovery. For the quarter ended March 31, 2003 management observed that cancellations in the three months then ended had significantly exceeded the amount that would have been expected under its estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the quarter ended March 31, 2003 as follows:

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.5% for the first nine months of 2004, from 16.3% for the same period of 2003. Overall, operating, general and administrative expenses decreased by $883,000 for the first nine months of 2004, as compared to the same period of 2003. The decrease was primarily related to higher litigation-related fees during the first nine months of 2003 versus the same period of 2004.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 2.3% in the first nine months of 2004 compared to 2.6% in the first nine months of 2003. Overall, depreciation and amortization expense decreased $188,000 for the first nine months of 2004, as compared to 2003, primarily due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income remained fairly constant at 47.7% for the first nine months of 2004 compared to 48.0% for the same period of 2003.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0 during the first nine months of 2004, compared to $6.4 million during the same period of 2003. $5.1 million of the gain in 2003 resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008. In addition, the Company recognized a gain on early extinguishment of debt of $1.3 million during the first nine months of 2003, related to the early extinguishment of the $8.8 million remaining balance of the Company’s $60 million loan agreement, which would have been due August 2003.

Income (Loss) before Provision for Income Taxes

Income (loss) before provision for income taxes increased to income of $9.5 million for the nine months ended September 30, 2004 as compared to a loss of $14.7 million for the nine months ended September 30, 2003, as a result of the above mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income (loss) before provision for income taxes was 0.2% in the first nine months of 2004, as compared to 0.6% for the same period of 2003. The effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss)

Net income (loss) increased to income of $9.4 million for the nine months ended September 30, 2004 as compared to a loss of $14.8 million for the nine months ended September 30, 2003, as a result of the above mentioned operating results.

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

As a result of these amendments and waivers, we have been and continue to be in full compliance with all of the financial covenants under our credit facilities with our senior lenders since December 31, 2003.

Sources of Cash. The Company generates cash primarily from the cash received from the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2004, the Company’s operating activities reflected cash used in operating activities of $853,000 versus cash provided by operating activities of $27.2 million during the same period of 2003. The decrease in cash provided by operating activities was primarily the result of a $19.3 million decrease in proceeds from sales of notes receivable in the first nine months of 2004 versus the first nine months of 2003.

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

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. During the first nine months of 2004, net cash used in investing activities was $945,000 due to equipment purchases. However in the first nine months of 2003, net cash provided by investing activities was $1.8 million due to proceeds from the sale of land held for sale of $2.9 million, partially offset by $1.1 million of equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.

During the nine months ended September 30, 2004, net cash provided by financing activities was $1.9 million, whereas for the same period of 2003 net cash used in financing activities was $24.7 million. The decrease in cash used in financing activities was the result of decreased payments on borrowings against pledged notes receivable due to lower sales of notes receivable, the proceeds of which are used to pay down borrowings.

At September 30, 2004, the Company’s senior credit facilities provided for loans of up to $243.1 million of which approximately $215.5 million of principal related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2004, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.8%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

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

During the first nine months of 2004, the Company sold $12.7 million of notes receivable to the SPE and recognized pre-tax gains of $580,000. In conjunction with these sales, the Company received cash consideration of $9.6 million, which was used to pay down borrowings under its revolving loan facilities. During the first nine months of 2003, the Company sold $35.1 million of notes receivable and recognized pre-tax gains of $2.8 million. In conjunction with these sales, the Company received cash consideration of $28.8 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $526,000 and $703,000 for the nine months ended September 30, 2004 and 2003, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At September 30, 2004, the SPE held notes receivable totaling $78.0 million, with related borrowings of $58.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that it will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $5.4 million at September 30, 2004.

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

Due to the restructuring completed in May 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of the Company’s NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”), and a portion of the taxable year which includes the change date. The annual limitation is equal to the value of the stock of the Company immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the nine months ended September 30, 2004, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed. Interest on the Company’s primary loan agreements, which totaled $215.5 million at September 30, 2004, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $122.9 million balance of variable-rate financial instruments at September 30, 2004, on the Company’s results of operations for the first nine months of 2004 would be approximately $199,000, or approximately $0.005 per share.

At September 30, 2004, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company’s fixed-rate notes will decline, which may negatively impact the Company’s ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $6.1 million or approximately $0.16 per share.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated, but no trial date has been set. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first nine months of 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. Discovery in the case is ongoing. The trial, which was originally set for November 1, 2004, has been rescheduled to March 21, 2005. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

The Company is currently subject to other litigation arising in the normal course of its business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In the judgment of the Company, none of the lawsuits currently pending against the Company, either individually or in the aggregate, is likely to have a material adverse effect on the Company, its business, results of operations, or financial condition.

Various legal actions and claims may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of the Company’s sales and marketing activities and contractual arrangements. Some of the matters may involve claims, which, if granted, could be materially adverse to the Company’s financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on August 12, 2004 to consider the adoption of a performance-based incentive bonus plan for the Company’s chief executive officer in 2005 to comply with the requirements of Internal Revenue Code Section 162(m). The 2005 incentive bonus plan was approved by the shareholders of the Company by the following vote:

For	Against	Abstain
27,345,087	1,452,338	4,365

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

10.1	Amendment Agreement No. 2 dated September 7, 2004 to Purchase and Contribution Agreement between the Company and Silverleaf Finance I, Inc.

10.2	Fourth Amendment Agreement dated as of September 7, 2004 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 20, 2002 among the Company, Silverleaf Finance I, Inc., Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, U.S. Bank Trust National Association and Wells Fargo Bank National Association.

10.3	Amendment dated July 30, 2004 to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 between the Company and Textron Financial Corporation.

10.4	Amendment dated July 30, 2004 to Loan and Security Agreement dated as of April 17, 2001 between the Company and Textron Financial Corporation.

10.5	Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

10.6	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

10.7	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche A) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2004:

     1. Current Report on Form 8-K filed with the SEC on August 12, 2004 announcing the Company’s results of operation for the quarter ended June 30, 2004 and the acquisition of land in Massachusetts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	By:	/s/ ROBERT E. MEAD

Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: November 12, 2004	By:	/s/ HARRY J. WHITE, JR.

Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment Agreement No. 2 dated September 7, 2004 to Purchase and Contribution Agreement between the Company and Silverleaf Finance I, Inc.

10.2	Fourth Amendment Agreement dated as of September 7, 2004 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 20, 2002 among the Company, Silverleaf Finance I, Inc., Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, U.S. Bank Trust National Association and Wells Fargo Bank National Association.

10.3	Amendment dated July 30, 2004 to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 between the Company and Textron Financial Corporation.

10.4	Amendment dated July 30, 2004 to Loan and Security Agreement dated as of April 17, 2001 between the Company and Textron Financial Corporation.

10.5	Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

10.6	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

10.7	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche A) dated as of April 30, 2002 between the Company and Textron Financial Corporation.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002