Form 10-K
period 2004-12-31
SILVERLEAF RESORTS INC
filed 2005-03-25
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on June 30, 2004 as reported on the OTC Bulletin Board operated by Nasdaq Stock Market, Inc., was approximately $18,131,312 (based on 12,950,937 shares held by non-affiliates). There were 36,860,238 shares of the Registrant’s Common Stock, $.01 par value, outstanding at June 30, 2004.

     As of March 25, 2005 there were 36,860,238 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be mailed to shareholders within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

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

PART I

ITEM 1. BUSINESS

Overview

     The principal business of Silverleaf Resorts, Inc. (“Silverleaf,” the “Company,” or “we”) is the development, marketing, and operation of “drive-to” and “destination” timeshare resorts. As of December 31, 2004, we own eight “drive-to resorts” in Texas, Missouri, Illinois, and Georgia (the “Drive-to Resorts”). We also own four “destination resorts” in Texas, Missouri, and Massachusetts (the “Destination Resorts”). In February 2005, we obtained approval to operate a fifth destination resort in Florida, which was acquired in October 2004. Also in 2005, we reclassified one of our Drive-to Resorts in Texas to a Destination Resort.

     The Drive-to Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Drive-to Resorts are located close to principal market areas to facilitate more frequent “short-stay” getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Drive-to Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $9,671 for 2004 and $9,510 for 2003.

     Owners of Silverleaf Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts’ non-lodging amenities such as fishing, boating, horseback riding, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange a Vacation Interval for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International (“RCI”). Our new destination resort in Florida is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

     Certain Significant 2004 Events

•	We completed an offer on June 7, 2004 to exchange $24,671,000 of principal amount of our 6% senior subordinated notes due 2007 for $24,671,000 of principal amount of 8% senior subordinated notes due 2010 and a cash payment of $271,381, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004. The primary purpose of this exchange offer was to extend the due date of the senior subordinated notes from 2007 to 2010.

•	In July 2004, we completed the acquisition of a 500-acre tract of land located on Route 7 in Berkshire County, Massachusetts. The 500-acre site, formerly known as the Brodie Mountain Ski Resort, is approximately 25 miles from our existing Oak N’ Spruce Resort located in South Lee, Massachusetts. The property includes ski trails, ski lifts, a lodge, equipment rental shop, canteen, and restaurant. We have not yet finalized our future development plans for the site, however we believe that the site is suitable for development as an additional timeshare resort. Preliminary indications are that the site would accommodate up to 324 units encompassing 16,848 one-week vacation intervals.

•	In July 2004, we restructured our loan facility with one of our senior lenders whereby the existing $35 million revolving component was reduced to $25 million and the due date extended to March 2009, the existing $5.4 million term component was paid in full, and a new $10 million revolving component was established, due March 2009, collateralized by either notes receivable or inventory.

•	In October 2004, we completed the acquisition of a 4.8 acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. The property is comprised of 48 two and three bedroom units and provides resort amenities such as a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved in February 2005, granting us sales approval for 16 units encompassing 832 one-week vacation intervals. We purchased this property in lieu of building units at our existing destination resorts, and we plan to operate the resort as a timeshare resort under the name “Orlando Breeze.”

     Certain Significant 2005 Events

     On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for an aggregate purchase price of $13.2 million, which will result in a gain of approximately $1.0 million if all conditions of the sale are met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge the timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the sale of these utility assets will be used to reduce senior debt in accordance with our loan agreements with our senior lenders.

     Notwithstanding the closing of this sale of utilities assets, the Agreement contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. Specifically, if the Purchasers do not receive required approvals from Missouri regulators relating to the utility assets in Missouri (the “Missouri Assets”) within twelve months of closing, the Missouri Assets will be reconveyed to us, the transaction involving the Missouri Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $3.8 million of the purchase price attributable to the Missouri Assets. Similarly, if the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

     Operations

     Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

•	acquiring and developing timeshare resorts;

•	marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;

•	marketing and selling upgraded Vacation Intervals to existing Silverleaf Owners;

•	financing the purchase of Vacation Intervals; and

•	managing timeshare resorts.

     We have in-house capabilities which enable us to coordinate all aspects of development and expansion of the Existing Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications.

     We perform substantial marketing and sales functions internally. We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors. We sell Vacation Intervals through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas. This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry.

     As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 85% of eligible customer receivables. At December 31, 2004 and 2003, we had a portfolio of approximately 34,437 and 32,056 customer promissory notes, respectively, totaling approximately $250.4 and $242.3 million, respectively, with an average yield of 15.1% and 14.9% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 6.8% per annum at December 31, 2004. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2004 and 2003, approximately $2.0 million and $3.9 million in principal, or 0.8% and 1.6%, respectively, of our loans to Silverleaf Owners were 61 to 120 days past due. As of December 31, 2004 and 2003, no loans were over 120 days past due. We continue collection efforts with regard to all notes until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an estimated amount which our management believes is sufficient to cover anticipated losses from customer defaults.

     Each timeshare resort has a timeshare owners’ association (a “Club”). At December 31, 2004, each Club operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts to manage their operations. In turn, we have a contract with Silverleaf Club, under which we perform the supervisory, management, and maintenance functions of all the Existing Resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the management agreements, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

     In February 2005, we were granted approval to operate our new resort in Florida, Orlando Breeze, as a timeshare resort. Orlando Breeze has its own club, which will be operated independently of Silverleaf Club.

Marketing and Sales

     Marketing is the process by which we attract potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which we seek to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation.

     Marketing. Our in-house marketing staff creates databases of new prospects, which are principally developed through cooperative arrangements with outside vendors to identify prospects who meet our marketing criteria. Using our automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of our resorts and receive an incentive, such as a free gift. On a limited basis, we retain outside vendors to arrange tours at our resorts.

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

     Sales representatives receive commissions ranging from 2.0% to 14% of the sales price depending on established guidelines. Sales managers also receive commissions of 1.5% to 5.0% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.0% to 3.5%, which are also subject to chargebacks.

     Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners, as well as additional week sales to existing Silverleaf Owners. Although most upgrades and additional week sales are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of these at the Destination Resorts. We have been focusing on increasing the percentage mix of sales to existing customers in 2004 and 2003. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 52.4% and 45.6% of our gross revenues from

Vacation Interval sales for the years ended December 31, 2004 and 2003, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an affordable product for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with lower-priced products and gradually upgrade such purchasers over time.

     Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the resort’s benefits. Each sales representative is our employee and receives some employment benefits. At December 31, 2004, we employed 402 sales representatives at our Existing Resorts.

     Customer Financing

     We offer financing to buyers of Vacation Intervals at our resorts. These buyers typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes, and this risk is heightened inasmuch as we generally do not verify the credit history of our customers prior to purchase and will provide financing if the customer is presently employed and meets certain income and buyer profile criteria. There are a number of risks associated with financing customers’ purchases of Vacation Intervals. For an explanation of these risks, please see “Cautionary Statements” beginning on page 20 of this report.

     In 2004 we accrued 19.4% of the purchase price of Vacation Intervals as a provision for uncollectible notes. The allowance for doubtful accounts was 21.1% of gross notes receivable as of December 31, 2004 compared to 20.0% at December 31, 2003. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

     For the year ended December 31, 2004, the Company decreased sales by $4.1 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and sales and marketing costs must be incurred again to resell the Vacation Interval. Although, in many cases, we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit or hinder our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we do not generally pursue this remedy because we have not found it to be cost effective.

     At December 31, 2004, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $249.0 million with an allowance for uncollectible notes of approximately $52.5 million. Approximately $58.9 million principal amount of notes receivable remain outstanding under our conduit term loan through our wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”), which was formed in December 2003.

     Additionally, at December 31, 2004, our wholly-owned, off-balance sheet subsidiary, Silverleaf Finance I, Inc. (“SF-I”), also known as our special purpose entity (“SPE”), held notes receivable totaling $84.5 million, with related borrowings of $64.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to the SPE. As the Servicer of the notes receivable sold to the SPE, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase in a public sale the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. We anticipate that we will place bids to repurchase the Vacation Intervals securing the defaulted contracts to facilitate the re-marketing of those Vacation Intervals. For the years ended December 31, 2004 and 2003, we paid approximately $2.5 million and $3.5 million, respectively, to repurchase such Vacation Intervals. Total investment in our SPE was valued at $5.2 million at December 31, 2004.

     We recognize interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. We recognize only 25% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 75% for notes that are one payment late, and 90% for all current notes. When inventory is returned to the Company, any unpaid note receivable balances are charged against the allowance for uncollectible notes net of the amount at which the Vacation Interval is restored to inventory.

     We intend to borrow additional funds under our existing revolving credit facilities and sell notes to our SPE to finance our operations. At December 31, 2004, we had borrowings under our senior credit facilities in the approximate principal amount of $210.9 million, of which $184.9 million of such facilities are receivable based and thus currently permit, or permitted, borrowings of 75% to 85% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2004, we had a portfolio of approximately 34,437 Vacation Interval customer promissory notes in the approximate principal amount of $250.4 million, of which approximately $2.0 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

     At December 31, 2004, our portfolio of customer notes receivable had an average yield of 15.1%. At such date, our borrowings, which bear interest at variable rates, had a weighted average cost of 6.8%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. We have engaged in one interest rate hedging transaction related to our conduit loan, with a balance of $50.3 million on December 31, 2004. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

     We typically provide financing to customers over a seven-year to ten-year period. Our customer notes had an average maturity of 5.7 years at December 31, 2004. Our credit facilities have scheduled maturities between February 2006 and March 2009. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Although it appears that we have adequate liquidity to meet our needs through March 2006 (the revolving maturity for the majority of our existing loan agreements), we are continuing to identify additional financing arrangements beyond such date.

Development and Acquisition Process

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

Clubs / Management Club

     We have the right to appoint the directors of the Silverleaf Club through our control of the boards of directors of the individual clubs at each of our resorts. Silverleaf Club is sometimes referred to as the “Management Club.” The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of the Club. If a Silverleaf Owner fails to pay his monthly dues, the Club may institute foreclosure proceedings regarding the delinquent Silverleaf

Owner’s Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues were 545 in 2004 and 673 in 2003. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

     At December 31, 2004, each timeshare resort has a Club that operates through a centralized organization provided by the Management Club to manage the resorts on a collective basis. The consolidation of resort operations through the Management Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or the Silverleaf Club, rather than by us.

     In February 2005, we were granted approval to operate our new resort in Florida, Orlando Breeze, as a timeshare resort. Orlando Breeze has its own club, which will be operated independently of Silverleaf Club.

     At December 31, 2004, Silverleaf Club had 653 full-time employees and is solely responsible for their salaries. Silverleaf Club is also responsible for the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent the Management Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse the Management Club for such services and vice versa.

     The Management Club collects dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, and generates income by the operation of certain amenities at the Existing Resorts. Silverleaf Club dues are currently $54.98 per month ($27.49 for biennial owners), except for certain members of Oak N’ Spruce Resort, who prepay dues at an annual rate of approximately $350. Such amounts are used by the Management Club to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements. These Management Agreements authorize the Company to manage and operate the resorts and provide for a maximum management fee equal to 15% of gross revenues for Silverleaf Club, but our right to receive such fee on an annual basis is limited to the amount of the Management Club’s net income. However, if the Company does not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with the Company’s current expansion and development plans, our 2004 management fees were subject to the net income limitation. Accordingly, for the year ended December 31, 2004, management fees recognized were $1.2 million. For financial reporting purposes, management fees from the Management Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) the Management Club’s net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the performance of the Silverleaf Club, it is uncertain whether Silverleaf Club will consistently generate positive net income. Therefore, future income to the Company could be limited. At December 31, 2004, there were approximately 88,000 Vacation Interval owners who pay dues to Silverleaf Club. If we develop new resorts, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

Other Operations

     Operation of Amenities. We own, operate, and receive the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although we own the golf course at Holly Lake, a homeowners’ association in the development operates the golf course. In general, the Management Club receives revenues from the various amenities which require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

     Unit Leasing. We also recognize revenues from sales of Samplers, which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five-night Sampler package currently sells for between $595 and $995. For the years ended December 31, 2004, 2003, and 2002, we recognized $2.2 million, $1.8 million, and $3.6 million, respectively, in revenues from Sampler sales.

     Utility Services. At December 31, 2004, we owned the water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. We also owned the waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. We have permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The

Villages resorts. In March 2005, all of our utility services assets and liabilities were sold for an aggregate purchase price of $13.2 million, which will result in a gain of approximately $1.0 million if all conditions of the sale are met.

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

     We do not:

•	invest in the securities of unaffiliated issuers for the purpose of exercising control;

•	underwrite securities of other issuers;

•	engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or

•	offer securities in exchange for property.

     Nor do we propose to engage in any of the above activities. In the past we have from time to time repurchased or otherwise reacquired our own common stock and other securities. In May 2002 we reacquired $56.9 million in principal amount of our 10 1/2% senior subordinated notes in exchange for $28.5 million of our 6% senior subordinated notes and 23.9 million shares of our common stock. In July 2003 we reacquired $7.6 million in principal amount of our 10 1/2% senior subordinated notes for approximately $2.4 million of cash, which resulted in a one-time gain of approximately $5.1 million. In June 2004 we completed an offer to exchange $24.7 million in principal amount of our 6% senior subordinated notes due 2007 for $24.7 million in principal amount of our 8% senior subordinated notes due 2010 and a cash payment of approximately $271,000, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities; however, our board of directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

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

     Exchanges. We believe that our Vacation Intervals are made more attractive by our participation in a Vacation Interval exchange network operated by RCI. At December 31, 2004, the Existing Resorts are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI’s exchange network. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

     RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. At December 31, 2004, RCI’s designation of our units of red, white, and blue Vacation Intervals is approximately 55%, 15%, and 30%, respectively. If RCI is unable to meet the member’s initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of approximately $149 for domestic exchanges and $189 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Cautionary Statements” for a description of risks associated with the exchange programs.

     Orlando Breeze, our new destination resort in Florida, is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

Competition

     The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world’s most recognized lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts (“Marriott”), The Walt Disney Company (“Disney”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), and Four Seasons Resorts (“Four Seasons”) have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation (“Sunterra”), Cendant Corporation, through its acquisition of Fairfield Resorts, Inc. (“Fairfield”) and Trendwest Resorts, Inc. (“Trendwest”), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Ramada Vacation Suites (“Ramada”), and Bluegreen Corporation (“Bluegreen”) are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

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

     Most of the states where we currently operate have enacted laws and regulations which limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal “Do-Not-Call Implementation Act” (the “DNC Act”), which was enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. Violations could result in penalties up to $11,000 per violation. The FTC recently reported that approximately 83 million telephone numbers had been registered on the National Do Not Call List Registry by the end of 2004. Since the introduction of state and federal Do-Not-Call legislation, we have become somewhat more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

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

     In early 1997, we were the subject of some consumer complaints which triggered governmental investigations into the Company’s affairs. In March 1997, we entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which we agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of its Bonus Time Program during certain periods. We paid $15,200 for investigatory costs and attorneys’ fees of the Attorney General in connection with this matter. Also, in March 1997, we entered into an agreed order (the “Agreed Order”) with the Texas Real Estate Commission requiring that we comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which we had allegedly been in non-compliance until mid-1995. The allegations included (i) our admitted failure to register the Missouri Destination Resorts in Texas (due to our misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which we denied. While the Agreed Order acknowledged that we independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered us to cease these discontinued practices and enhance our disclosure to purchasers of Vacation Intervals. In the Agreed Order, we agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed that we revise our training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, we have encountered and expect to encounter some level of additional consumer complaints, regulatory scrutiny, and periodic remedial action in the ordinary course of our business. In this regard, during 2004 we renewed our timeshare-offering plan in the state of New York, which we inadvertently allowed to lapse in 2001. As part of this renewal process, we rescinded approximately $897,000 of sales to New York residents that were made in 2001 after our timeshare offering plan lapsed.

     We employ the following methods in training sales and marketing personnel as to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management prepares a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training which includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. Additionally, sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests. We have supervisors to monitor compliance with all state and federal Do-Not-Call regulations.

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

     Utility Regulation. At December 31, 2004, we owned the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities’ operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services. In March 2005, all of our utility services assets and liabilities were sold for an aggregate purchase price of $13.2 million, which will result in a gain of approximately $1.0 million if all conditions of the sale are met.

     Other Regulation. Under various state and federal laws governing housing and places of public accommodation, we are required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although we believe that our facilities are generally in compliance with present requirements of such laws, we are aware of certain of our properties that are not in full compliance with all aspects of such laws. We are presently responding, and expect to respond in the future, to inquiries, claims, and concerns from consumers and regulators regarding our compliance with existing state and federal regulations affording the disabled access to housing and accommodations. It is our practice to respond positively to all such inquiries, claims and concerns and to work with regulators and consumers to resolve all issues arising under existing regulations concerning access and use of our properties by disabled persons. We believe that we will incur additional costs of compliance and/or remediation in the future with regard to the requirements of such existing regulations. Future legislation may also impose new or further burdens or restrictions on owners of timeshare resort properties with respect to access by the disabled. The ultimate cost of compliance with such legislation and/or remediation of conditions found to be non-compliant is not currently ascertainable, and while such costs are not expected to have a material effect on our business, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of our growth strategy in certain instances or reduce profit margins on our operations.

Employees

     At December 31, 2004, we had 1,370 employees, and the Clubs collectively had 653 employees. Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union.

Insurance

     We carry comprehensive liability, fire, hurricane, and storm insurance with respect to our resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties which we believe are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose the capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, liquidity, or financial position. We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

Description of Certain Indebtedness

     Existing Indebtedness. The following table summarizes our credit agreements with our senior lenders and our off-balance sheet SPE as of December 31, 2004 (in thousands):

	Facility	12/31/04
	Amount	Balance
Receivable Based Revolvers	$120,000	$98,492
Receivable Based Term Loans	21,258	21,258
Receivable Based Non-Revolvers	65,114	65,114
Revolving Inventory Loan	26,000	26,000

Sub-Total On Balance Sheet	232,372	210,864
Off-Balance Sheet Receivable Based Revolvers *	85,000	64,131

Grand Total	$317,372	$274,995

*	Represents the Company’s SPE, discussed in detail under the heading “Amended DZ Bank Facility” on page 19 of this report

     We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between February 2006 and March 2009, and are collateralized (or cross-collateralized) by customer notes receivable, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances from 75% to 85% of the unpaid balance of certain eligible customer notes receivable. In addition, we have $3.8 million of senior subordinated notes due 2007, $2.1 million of senior subordinated notes due 2008, and $24.7 million of senior subordinated notes due 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

     As of December 31, 2004, certain of our credit facilities include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the lenders to accelerate the maturity thereof.

     Our credit facilities also contain operating covenants requiring us to maintain a minimum tangible net worth of $100 million or greater, as defined, maintain sales and marketing expenses as a percentage of sales below 55.0% for the latest rolling 12 months, maintain notes receivable delinquency rate below 25%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, and maintain positive net income for each year end, and for any two consecutive fiscal quarters. In addition, our senior lenders have provided us with waivers and amended financial covenants whereby we exclude the $28.7 million increase in our allowance for uncollectable notes during the first quarter of 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. We were also given a waiver for our failure to maintain our ratio of sales and marketing expense below the required standard in the first quarter of 2003. As of December 31, 2003 and 2004, we were in compliance with these operating covenants. However, such future results cannot be assured.

     The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%)	$25,095	$37,514
$11.3 million term loan with an interest rate of 8%, due in March 2007	10,998	9,991
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%)	28,325	37,039
$11.0 million term loan with an interest rate of 8%, due in March 2007	10,845	9,852
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%)	3,734	5,250
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,558	1,415
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	66,381	50,299

	December 31,
	2003	2004
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of July 2004 the loan agreement is limited to a $25 million revolver with an interest rate of the higher of Prime or Federal Funds plus 2.75% with a 6% floor, revolving through March 2006)	16,897	18,689
$5.4 million term loan with an interest rate of 8%, due in March 2007 (paid in full as of July 2004)	5,412	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	17,009	9,080
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	8,345	5,735
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	—	10,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor (as of August 2004 the loan agreement is limited to $6 million)	—	6,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor	7,733	—
Various notes, due from May 2005 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.3%	1,676	7,122

Total notes payable	214,008	217,986
Capital lease obligations	1,329	324

Total notes payable and capital lease obligations	215,337	218,310

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	—	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	28,467	3,796
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	5,978	4,270

Total senior subordinated notes	36,591	34,883

Total	$251,928	$253,193

     At December 31, 2004, LIBOR rates on the Company’s senior credit facilities were from 2.03% to 2.42%, and the Prime rate was 5.00%.

     DESCRIPTION OF OUR SENIOR CREDIT FACILITIES AT DECEMBER 31, 2004

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

     The Inventory Loan in the amount of $10 million which we initially entered into with Textron in December 1999, as amended in April 2001, was further amended to extend the final maturity date to March 31, 2007. In 2004 this facility was amended to increase the availability under it to $18.0 million, then further amended to decrease the availability to $16.0 million. The Inventory Loan is collateralized by a first priority security interest in certain of our inventory and a second priority security interest in the stock of SF-I and the customer notes receivable pledged as collateral under the other Textron loan agreements.

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

     In December 2003, we closed a $66.4 million conduit term loan transaction through SF-II. This conduit loan was arranged through Textron. Under the terms of the new conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to our subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables was financed by Textron through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables that we transferred to SF-II have been pledged as security to Textron. Textron has also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. We used the proceeds from the sale of the receivables to SF-II to pay down approximately $65.5 million of amounts outstanding under our two senior revolving credit facilities with Textron and Sovereign. Textron’s new conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

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

     During 2004, Sovereign Tranche A was reduced to a $25 million revolver, Sovereign Tranche B was paid in full, and a new $10 million revolving component was established, collateralized by either notes receivable or inventory. Both of the existing facilities with Sovereign are due in March 2009.

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

     There is currently no availability under the Heller Receivables Loan. The Heller Receivables Loan will mature in February 2006.

     The Heller Inventory Loan was amended effective April 30, 2002 to extend the availability period to March 31, 2004 and the maturity date to March 31, 2007. During 2004, we reached an agreement with Heller and Textron whereby the amount outstanding under the Heller Inventory Loan agreement was paid off via an additional $8.0 million of availability under the Textron inventory loan agreement. The maturity date of the Heller Supplemental Loan was amended effective April 30, 2002 to extend the maturity to March 31, 2007.

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

Financial Covenants Under Amended Senior Credit Facilities.

     The Amended Senior Credit Facilities with Heller, Textron and Sovereign provide certain financial covenants which we must satisfy. Any failure to comply with the financial covenants will result in a default under such Amended Senior Credit Facilities. In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify our financial covenants under which we had been in default since the first quarter of 2003. The amended covenants increase from 52.5% to 55% the maximum permitted ratio of sales and marketing expenses to total sales for each quarter beginning with the quarter ended March 31, 2003, exclude our $28.7 million increase in our allowance for uncollectible notes in the quarter ended March 31, 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. In addition to the above amendments, we also received waivers under our senior credit facilities of covenant defaults which occurred in the first quarter of 2003 due to our increase in our allowance for uncollectible notes and our failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%. As a result of these amendments and waivers, we have been in full compliance with all of our credit facilities with our senior lenders since December 31, 2003.

     The financial covenants are described below.

     Tangible Net Worth Covenant. We must maintain a Tangible Net Worth at all times equal to (i) the greater of (A) $100,000,000 or (B) an amount equal to 90% of the Tangible Net Worth of the Company as of September 30, 2001, plus (ii) (A) on a cumulative basis, 100% of the positive Consolidated Net Income after January 1, 2002, plus (B) 100% of the proceeds of (1) any sale by the Company of (x) equity securities issued by the Company or (y) warrants or subscriptions rights for equity securities issued by the Company or (2) any indebtedness incurred by the Company, other than the loans under the Heller Facility, the Textron Facility or the Sovereign Facility, in the case of each of (1) and (2) above occurring after January 1, 2002. For purposes of the three Amended Senior Credit Facilities, “Tangible

Net Worth” is (i) the consolidated net worth of the Company and its consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and its consolidated subsidiaries the terms and conditions of which are reasonably satisfactory to the required banks, minus (iii) the consolidated intangibles of the Company and its consolidated subsidiaries, including, without limitation, goodwill, trademarks, tradenames, copyrights, patents, patent applications, licenses and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles. “Consolidated Net Income” is the consolidated net income of the Company and its subsidiaries, after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses), determined in accordance with generally accepted accounting principles. It also excludes the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003.

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

Amended DZ Bank Facility

     Effective as of October 30, 2000, we entered into a Receivables Loan and Security Agreement (the “RLSA”) with SF-I, as Borrower, and Autobahn Funding Company LLC (“Autobahn”), as Lender, DZ Bank, as Agent, and other parties. Pursuant to the DZ Bank facility, we service receivables which we sold to SF-I under a separate agreement and which SF-I pledged as collateral for funds borrowed from Autobahn. The facility (“DZ Bank Facility”) has a maximum borrowing capacity of $100 million, of which SF-I borrowed approximately $62.9 million during the year ended December 31, 2000. The RLSA established certain financial conditions which we must satisfy in order for SF-I to borrow additional funds under the facility.

     Effective April 30, 2002, the RLSA was amended and restated (the “Amended DZ Bank Facility”) with modifications to the term of the facility and the financial covenants imposed on us thereunder. The principal balance of the loan, which was originally scheduled to mature on October 30, 2005, will now mature on April 30, 2007. We must maintain financial covenants under the Amended DZ Bank Facility, including maintaining a minimum tangible net worth of $100 million and an Interest Coverage Ratio of 1.1 to 1 until April 30, 2003, with an increase to 1.25 to 1 thereafter. “Interest Coverage Ratio” is defined as “the ratio of (i) EBITDA for such period less Capital Expenditures for such period to (ii) the Cash Interest Expense for such period.” Additional amendments to the agreement with Autobahn include (i) a reduction in the borrowing limits on an eligible receivable from a range of 80.0% to 85.0% of the principal balance outstanding to a range of 73.0% to 75.0% of the principal balance outstanding, and (ii) the requirement that the receivables pledged by SF-I as collateral must have received a weighted average score of 650 and, individually, a minimum score of 500 under a nationally recognized credit rating developed by Fair, Isaac and Co. at the time the original obligor purchased the Vacation Interval related to the pledged receivable.

     As a result of the loss for the quarter ended March 31, 2003, the SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the remainder of 2003.

     As a result of the closing of the $66.4 million conduit loan through our new financing subsidiary, SF-II, we obtained an extension of our existing revolving credit facility through our SPE through March 31, 2006. In order to obtain the two-year extension of this facility, however, we agreed that the principal amount of the facility would be reduced from $100 million to $85 million effective December 2003, and from $85 million to $75 million effective March 31, 2005.

CAUTIONARY STATEMENTS

If our assumptions and estimates in our Business Model are wrong, we could be in default under our credit agreements.

     The financial covenants in our credit facilities are based upon a business model prepared by our management and submitted to our banks. We used a number of assumptions and estimates in preparing the business model, including:

°	We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;

°	We assumed that our level of sales and operating profits and costs can be maintained; and

°	We assumed that we can raise the prices on our products and services as market conditions allow.

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

     We operate solely within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

°	An oversupply of timeshare units,

°	A reduction in demand for timeshare units,

°	Changes in travel and vacation patterns,

°	A decrease in popularity of our resorts with our consumers,

°	Governmental regulations or taxation of the timeshare industry, and

°	Negative publicity about the timeshare industry.

Changes in accounting procedures and standards could negatively impact our future financial statements.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has released an AICPA Statement of Position (the “SOP”), which provides guidance on the accounting by a seller of all real estate timesharing transactions. The SOP is effective for fiscal years beginning after June 15, 2005, and is to be applied retroactively to financial statements by means of a cumulative effect of a change in accounting principle. The SOP provides guidance on a seller’s accounting for real estate time-sharing transactions, including, but not limited to, accounting guidance in the following areas:

°	sales incentives,

°	reload and upgrade sales transactions,

°	credit losses,

°	cost of sales and time-sharing inventory,

°	costs incurred to sell time-shares,

°	rental and other operations during holding periods (for inventory),

°	sampler programs and mini-vacations,

°	special purpose entities,

°	points systems,

°	vacation clubs, and

°	owners associations.

     We are still evaluating the impact the adoption of the SOP will have on our results of operations, financial position, and future financial statements, and there can be no assurance that the SOP will not have a material impact on our consolidated financial position or results of operations.

We may not be able to obtain additional financing.

     Several unpredictable factors may cause our adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. We incurred net losses in one of the past three years. Should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

     Many of the factors that will determine whether or not we generate sufficient earnings before interest, income taxes, depreciation and amortization to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

°	the number of sales of Vacation Intervals;

°	the average purchase price per interval;

°	the number of customer defaults;

°	our cost of borrowing;

°	our sales and marketing costs and other operating expenses; and

°	the continued sale of notes receivable.

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

     Our bank credit agreements may:

°	require a substantial portion of our cash flow to be used to pay interest expense and principal;

°	impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

°	limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

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

     We recorded 19.4% of the purchase price of Vacation Intervals as a provision for uncollectible notes for the year ended December 31, 2004. Our sales were decreased by $4.1 million for customer returns in 2004. When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we will incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws which limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 45.0% of Vacation Interval sales took place in 2004), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency. We would only recover an amount that the indebtedness owed to us exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy.

     At December 31, 2004, we had Vacation Interval customer notes receivable in the approximate principal amount of $250.4 million, and had an allowance for uncollectible notes of approximately $52.5 million. We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

     Our business is dependent on our ability to finance customer notes receivable through our banks. At December 31, 2004, we owed approximately $210.9 million of principal to our senior lenders.

          Borrowing Base. We have receivable-based loan agreements with lenders to borrow up to approximately $209.0 million. We pledged our customer promissory notes and mortgages as security under these agreements. Our lenders typically lend us 75% to 85% of the principal amount of our customers’ notes, and payments from Silverleaf Owners on such notes are credited directly to the lender and applied against our loan balance. At December 31, 2004, we had a portfolio of approximately 34,437 Vacation Interval customer notes receivable in the approximate principal amount of $250.4 million. Approximately $2.0 million in principal amount of our customers’ notes were 61 days or more past due and, therefore, ineligible as collateral.

          Negative Cash Flow. We ordinarily receive only 10% of the purchase price on the sale of a Vacation Interval, but we must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

          Interest Rate Mismatch. At December 31, 2004, our portfolio of customer loans had a weighted average fixed interest rate of 15.1%. At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 6.8%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. We have engaged in one interest rate hedging transaction related to our conduit loan, with a balance of $50.3 million on December 31, 2004. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from financing activities.

          Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had an average maturity of 5.7 years at December 31, 2004. Our senior credit facilities have scheduled maturity dates between February 2006 and March 2009. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in 2005 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our lenders to extend the term of our existing funding commitments or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

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

     We intend to continue to develop the Existing Resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

°	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;

°	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and

°	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

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

     We are subject to a number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the “ADA”), that impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although we believe the Existing Resorts are substantially in compliance with these laws, we will incur additional costs to fully comply with these laws. Additional federal, state, and local legislation may impose further restrictions on the Company, the Club, or the Management Club at the Existing Resorts or other resorts, with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known. Such costs are not expected to have a material effect on our results of operations, liquidity, and financial condition, but these costs could be substantial.

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

     The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and as of December 31, 2004, the Existing Resorts are qualified for participation in the RCI exchange network. We cannot be certain that we will be able to continue to qualify the Existing Resorts or any future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

     Our new destination resort in Florida is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

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

     We do not insure certain types of losses (such as losses arising from floods and acts of war) either because insurance is unavailable or unaffordable. Should an uninsured loss or a loss in excess of insured limits occur, we could be required to repair damage at our expense or lose our capital invested in a resort, as well as the anticipated future revenues from such resort. We would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Our results of operations, liquidity, and financial position could be adversely affected by such losses.

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

     The indentures pertaining to our 6% and 8% senior subordinated notes permit us to incur certain additional indebtedness, including indebtedness secured by our customer notes receivable. Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds. The indentures pertaining to our 6% and 8% senior subordinated notes also permit us to borrow additional funds in order to finance development of our resorts. Future construction loans will likely result in liens against the respective properties.

Common Stock could be impacted by our indebtedness.

     The level of our indebtedness could negatively impact holders of our Common Stock, because:

°	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;

°	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

°	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;

°	some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and

°	increased interest expense will reduce earnings, if any.

We could lose control over the Clubs.

     Each Existing Resort has a Club that operates through a centralized organization to manage the Existing Resorts on a collective basis. The consolidation of resort operations through the Silverleaf Club permits:

°	a centralized reservation system for all resorts;

°	substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

°	centralized management for the entire resort system;

°	centralized legal, accounting, and administrative services for the entire resort system; and

°	uniform implementation of various rules and regulations governing all resorts.

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

     While we report sales of Vacation Intervals as income for financial reporting purposes at the time of the sale, for federal income tax purposes, we report substantially all Vacation Interval sales on the installment method. Under the installment method, we recognize income for regular federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $85.8 million at December 31, 2004, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $89.1 million at December 31, 2004), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on such deferred taxes which also could be payable when the taxes are due, the amount of which is not now reasonably ascertainable. In addition, the net deferred tax benefit is fully-reserved at December 31, 2004. If we should sell the installment notes or be required to factor them or if the notes were foreclosed on by one of our lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

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

     We had net operating loss (“NOL”) carryforwards of approximately $224.8 million at December 31, 2004, for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains.

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

We could be negatively impacted by National and state Do Not Call Lists.

     We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers. On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on our telemarketing activities. The FCC has implemented, in conjunction with the Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls. The FTC recently reported that approximately 83 million telephone numbers had been registered on the National Do Not Call Registry by the end of 2004. This could sharply limit the number of contacts we will be able to make through our telemarketing activities. We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. We cannot currently determine the impact that these new regulations could have on our sales; however, the large number of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods. The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. We will continue to assess both the rules’ impact on operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules. In addition to the National Do Not Call List, various states have implemented Do Not Call legislation which also may affect our business.

ITEM 2. PROPERTIES

     At December 31, 2004, we owned a total of 12 timeshare resorts. Each of these resorts was encumbered at December 31, 2004 due to inventory from each being pledged as collateral under our inventory credit facilities with our senior lenders. See Footnote 8 - Debt in the Notes to Consolidated Financial Statements for further explanation. Principal developmental activity which occurred during 2004 and future plans are summarized below.

     Continued Development of The Villages Resort. The Villages Resort, located approximately 100 miles east of Dallas, Texas, has 334 existing units. Silverleaf intends to develop approximately 96 additional units (4,992 Vacation Intervals) at this resort in the future. During 2004, we did not add units at this resort.

     Continued Development of Piney Shores Resort. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 178 existing units. We intend to develop approximately 114 additional units (5,928 Vacation Intervals) at this resort. During 2004, we added six units at this resort.

     Continued Development of Hill Country Resort. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 278 existing units. We intend to develop approximately 234 additional units (12,168 Vacation Intervals) at this resort. During 2004, we did not add units at this resort.

     Continued Development of Timber Creek Resort. Timber Creek Resort, located in Desoto, Missouri, has 72 existing units. We intend to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort. During 2004, we did not add units at this resort.

     Continued Development of Fox River Resort. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 198 existing units. We intend to develop approximately 252 additional units (13,104 Vacation Intervals) at this resort. During 2004, we did not add units at this resort.

     Continued Development of Apple Mountain Resort. Apple Mountain Resort, located approximately 125 miles north of Atlanta, Georgia, has 72 existing units. We intend to develop approximately 180 additional units (9,360 Vacation Intervals) at this resort. During 2004, we added 12 units at this resort.

     Continued Development of Holiday Hills Resort. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 392 existing units. We intend to develop approximately 396 additional units (20,564 Vacation Intervals) at this resort. During 2004, we added 12 units at this resort.

     Continued Development of Oak N’ Spruce Resort. Oak N’ Spruce Resort, located 134 miles west of Boston, Massachusetts, has 272 existing units. Silverleaf intends to develop approximately 78 additional units (4,056 Vacation Intervals) at this resort in the future. During 2004, we added 12 units at this resort.

     Continued Development of Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort, located in Galveston, Texas, has 84 existing units. We intend to develop approximately 198 additional units (10,296 Vacation Intervals) at this resort. During 2004, we did not add units at this resort.

     Acquisition of Orlando Breeze. In October 2004, we completed the acquisition of a 4.8 acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. The property is comprised of 48 two and three bedroom units and provides resort amenities such as a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved in February 2005, granting us sales approval for 16 units encompassing 832 one-week Vacation Intervals. We plan to seek approval to sell the remaining 32 units, encompassing 1,664 one-week Vacation Intervals in the future. We also intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort in the future.

     As of December 31, 2004, we had construction commitments of approximately $9.6 million.

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

     Substantial Internal Growth Capacity. At December 31, 2004, we had an inventory of 22,857 Vacation Intervals and a master plan to construct new units which will result in up to 84,836 additional Vacation Intervals at the Existing Resorts. Our master plan for construction of new units is contingent upon future sales at the Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

     Experienced Management. Our senior management has extensive experience in the acquisition, development, and operation of timeshare resorts. The senior officers have an average of nineteen years of experience in the timeshare industry.

Resorts Summary

     The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2004, unless otherwise indicated.

Existing Resorts

						Vacation Intervals
		Units at Resorts				At Resorts				Vacation Intervals Sold			Average
	Primary	Inventory				Inventory			Date		In	Percentage	Sales
	Market	At		Planned		At	Planned		Sales	Through	2004	Through	Price in	Amenities/
Resort/Location	Served	12/31/04		Expansion(b)		12/31/04	Expansion		Commenced	12/31/04 (c)	Only (a)	12/31/04	2004 (a)	Activities(d)
Drive-to Resorts
Holly Lake	Dallas-	130		—		1,987	—		1982	4,513	237	69.4%	$8,788	B,F,G,H,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	334		96		5,383	4,992	(g)	1980	11,577	1,360	68.3%	9,805	B,F,H,M,S,T
Flint, TX	Ft. Worth, TX
Lake O’ The Woods	Dallas-	64		—		1,079	—		1987	2,121	349	66.3%	9,266	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	178		114	(g)	3,056	5,928	(g)	1988	6,008	866	66.3%	9,851	B,F,H,M,S,T
Conroe, TX
Hill Country	Austin-San	278	(f)	234	(g)	2,205	12,168	(g)	1984	11,880	1,823	84.3%	9,402	H,M,S,T(e)
Canyon Lake, TX	Antonio, TX
Timber Creek	St. Louis,	72		84	(g)	1,143	4,368	(g)	1997	2,601	940	69.5%	10,046	B,F,G,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	198		252	(g)	1,747	13,104	(g)	1997	8,549	1,157	83.0%	11,165	B,F,G,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	72		180	(g)	2,263	9,360	(g)	1999	1,481	6	39.6%	7,583	G,M,S,T
Clarkesville, GA
Destination Resorts	Locations
Ozark Mountain	Branson,	136		—	(g)	768	—	(g)	1982	6,080	570	88.8%	8,555	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	392		396	(g)	1,175	20,564	(g)	1984	19,073	2,459	94.2%	9,421	G,S,T(e)
Branson, MO	MO
Oak N’ Spruce	Boston, MA-	272		78	(g)	1,691	4,056	(g)	1998	12,453	1,104	88.0%	9,633	F,M,S,T
South Lee, MA	New York, NY
Silverleaf’s Seaside	Galveston,	84		198	(g)	360	10,296	(g)	2000	4,008	474	91.8%	9,106	S,T
Galveston, TX	TX

Total		2,210		1,632		22,857	84,836			90,344	11,345	79.8%	$9,671

     In February 2005, we obtained approval to operate a fifth destination resort, which was acquired in October 2004. Information for this resort is as follows:

Orlando Breeze	Orlando,	48	24	(g)	2,496	1,248	(g	)	2005	—	—	—	—	S
Davenport, FL	FL

(a)	These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. In this context, a sale of an “upgraded Vacation Interval” refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2004, upgrade sales at the Existing Resorts were as follows:

		Average Sales Price
	Upgraded	For the Year
	Vacation	Ended 12/31/04
	Intervals	— Net of
Resort	Sold	Exchanged Interval
Holly Lake	26	$3,202
The Villages	209	4,887
Lake O’ The Woods	41	4,644
Piney Shores	144	5,479
Hill Country	737	6,583
Timber Creek	77	5,128
Fox River	75	4,486
Ozark Mountain	100	6,681
Holiday Hills	1,782	7,717
Oak N’ Spruce	389	6,378
Apple Mountain	8	5,100
Silverleaf’s Seaside	500	7,428

	4,088

The average sales price for the 4,088 upgraded Vacation Intervals sold was $6,928 for the year ended December 31, 2004.

(b)	Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2004:

	Land-Use	Land-Use	Land-Use
	Process	Process	Process	Currently in
	Not Started	Pending	Complete	Construction	Total
The Villages	—	—	84	12	96
Piney Shores	—	—	114	—	114
Hill Country	—	—	222	12	234
Timber Creek	—	—	84	—	84
Fox River	—	—	228	24	252
Holiday Hills	—	—	372	24	396
Oak N’ Spruce	—	—	66	12	78
Apple Mountain	126	—	54	—	180
Silverleaf’s Seaside	—	—	186	12	198

	126	—	1,410	96	1,632

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

     Exchange Privileges. Each Silverleaf Owner has certain exchange privileges which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These intra-company exchange rights are a convenience we provide our members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 3,269 intra-company exchanges occurred in 2004. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, most Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89. Our new destination resort in Florida, Orlando Breeze, is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

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

     Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. At December 31, 2004, the Clubs operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory, management, and maintenance functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Our new destination resort in Florida, Orlando Breeze, has its own club which will be operated independently of Silverleaf Club.

     On-Site Security. Each of the Resorts is patrolled by security personnel who are either employees of the Management Club or personnel of independent security service companies which have contracted with the Clubs.

Description Of Timeshare Resorts Owned and Operated By Silverleaf

Drive-to Resorts

     Holly Lake Resort. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 1,206 acres within Holly Lake, of which approximately 1,133 acres may not be developed due to deed restrictions. At December 31, 2004, approximately 27 acres were developed. We have no future development plans.

     At December 31, 2004, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, vinyl siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

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

     At December 31, 2004, the resort contained 6,500 Vacation Intervals, of which 1,987 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $7,000 to $12,300 for one-week stays. During 2004, 237 Vacation Intervals were sold.

     The Villages and Lake O’ The Woods Resorts. The Villages and Lake O’ The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O’ The Woods, is an active sports resort popular for water-skiing and boating. Lake O’ The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O’ The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2004, approximately 181 acres were developed and 18 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 334 units were completed at The Villages and 64 units were completed at Lake O’ The Woods. An additional 96 units are planned for development at The Villages and no additional units are planned for development at Lake O’ The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. “Presidents Harbor” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

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

     At December 31, 2004, The Villages contained 16,960 total Vacation Intervals, of which 5,383 remained available for sale. The Company plans to build 96 additional units at The Villages, which would yield an additional 4,992 Vacation Intervals available for sale. At December 31, 2004, Lake O’ The Woods contained 3,200 total Vacation Intervals, of which 1,079 remained available for sale. The Company has no plans to build additional units at Lake O’ The Woods. Vacation Intervals at The Villages and Lake O’ The Woods are currently priced from $7,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents Harbor” intervals are priced at $9,900 to $22,500 depending on the value rating of the interval. During 2004, 1,360 and 349 Vacation Intervals were sold at The Villages and Lake O’ The Woods, respectively.

     Piney Shores Resort. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 113 acres. At December 31, 2004, approximately 72 acres were developed and 11 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 178 units were completed and 114 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain “lodge-style” units feature stone fireplaces, white-washed pine wall coverings, “age-worn” paint finishes, and antique furnishings. “Presidents Cove” units feature a larger, more spacious floor plan (1255 square feet) with a back veranda, washer and dryer, and a more elegant décor.

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

     At December 31, 2004, the resort contained 9,064 Vacation Intervals, of which 3,056 remained available for sale. We intend to build 114 additional units, which would yield an additional 5,928 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents Cove” intervals are priced at $9,900 to $22,500 depending on the value rating of the interval. During 2004, 866 Vacation Intervals were sold.

     Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2004, approximately 38 acres were developed and 19 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 278 units were completed and 234 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 122 units feature the Company’s new “lodge style.” 44 “Presidents Villas” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant decor.

     Amenities at the resort include a 7,943-square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, a children’s playground areas, barbecue and picnic area, enclosed swimming pool and heated spa, children’s wading pool, tennis court, and activity areas for basketball, horseshoes, shuffleboard and sand volleyball court. Area sights and activities include water-tubing on the nearby Guadeloupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, Fiesta Texas, and the San Antonio Zoo.

     At December 31, 2004, the resort contained 14,084 Vacation Intervals, of which 2,205 remained available for sale. The Company plans to build 234 additional units, which collectively would yield 12,168 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents Villas” intervals are priced at $9,900 to $23,500 depending on the value rating of the interval. During 2004, 1,823 Vacation Intervals were sold.

     Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2004, approximately 180 acres were developed and 6 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 72 units were completed and an additional 84 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

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

     At December 31, 2004, the resort contained 3,744 Vacation Intervals and 1,143 Vacation Intervals remained available for sale. We plan to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals). During 2004, 940 Vacation Intervals were sold.

     Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2004, approximately 156 acres were developed and 26 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 198 units are completed and 252 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture. “Presidents Lakeside” units feature a larger, more spacious floor (1,288 square feet) with a back veranda, washer and dryer, and a more elegant decor.

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

     At December 31, 2004, the resort contained 10,296 Vacation Intervals and 1,747 Vacation Intervals remained available for sale. We plan to build 252 additional units, which would collectively yield 13,104 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents Lakeside” intervals are priced at $9,900 to $24,000 depending on the value rating of the interval. During 2004, 1,157 Vacation Intervals were sold.

     Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. At December 31, 2004, approximately 191 acres were developed and 16 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 72 units are completed and 180 units are planned for development at Apple Mountain Resort. The “lodge-style” units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

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

     At December 31, 2004, the resort contained 3,744 Vacation Intervals, of which 2,263 remained available for sale. We plan to build 180 additional “lodge-style” units, which would yield an additional 9,360 Vacation Intervals available for sale. Vacation

Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals). During 2004, 6 Vacation Intervals were sold.

Destination Resorts

     Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2004, the resort contained approximately 116 acres. We have no future development plans.

     At December 31, 2004, 136 units were completed and no additional units are planned for development. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. “Presidents View” units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan (1,255 square feet), front and back verandas, washer and dryer, and a more elegant decor.

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

     At December 31, 2004, the resort contained 6,848 Vacation Intervals, of which 768 remained available for sale. The Company has no plans to build additional units. Vacation Intervals at the resort are currently priced from $9,500 to $17,000 for one-week stays, while one-week “Presidents View” intervals are priced at $13,000 to $25,000 depending on the value rating of the interval. During 2004, 570 Vacation Intervals were sold.

     Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 405 acres, including a 91-acre golf course. At December 31, 2004, approximately 301 acres were developed and 63 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, 392 units were completed and an additional 396 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units will include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. “Presidents Fairways” units feature a larger, more spacious floor plan (1,255 square feet), back veranda, washer and dryer, and a more elegant décor.

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

     At December 31, 2004, the resort contained 20,248 Vacation Intervals, of which 1,175 remained available for sale. The Company plans to build 396 additional units, which would yield an additional 20,564 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $9,500 to $17,000 for one-week stays (and start at $7,250 for biennial intervals), while one-week “Presidents Fairways” intervals are priced at $13,000 to $27,000 depending on the value rating of the interval. During 2004, 2,459 Vacation Intervals were sold.

     Oak N’ Spruce Resort. In December 1997, we acquired the Oak N’ Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N’ Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2004, approximately 37 acres were developed and 10 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, the resort had 272 units completed and 78 units are planned for development. There are six types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse, (iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and Presidents style units. There is also a 21-room hotel at the resort which could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

     Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

     At December 31, 2004, the resort contained 14,144 Vacation Intervals, of which 1,691 remained available for sale. We plan to build 78 additional “lodge-style” units, which would yield an additional 4,056 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $18,000 for one-week stays (and start at $6,100 for biennial intervals). During 2004, 1,104 Vacation Intervals were sold.

     Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2004, approximately 50 acres were developed and 37 acres are currently planned by the Company to be used for future development.

     At December 31, 2004, the resort had 84 units and an additional 198 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks.

     With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard.

     At December 31, 2004, the resort contained 4,368 Vacation Intervals of which 360 remained available for sale. We plan to build 198 additional units which would yield an additional 10,296 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $9,000 to $18,500 for one-week stays (and start at $6,250 for biennial intervals). During 2004, 474 Vacation Intervals were sold.

     Orlando Breeze. In October 2004, we acquired a 4.8-acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved in February 2005, granting us sales approval for 16 units encompassing 832 one-week vacation intervals.

     The resort has 48 two and three bedroom units, with eight two-bedroom units and eight three-bedroom units having been recently refurbished as of February 2005. Amenities within each refurbished unit include a living room with sleeper sofa, full kitchen, color television, ceiling fans, ceramic tile, Broyhill furniture, and aluminum patio furniture. Amenities at the resort include a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts.

     Vacation Intervals at the resort are currently priced from $19,500 to $26,500 for one-week stays.

ITEM 3. LEGAL PROCEEDINGS

     Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Additionally, by agreement of the parties, the court has ordered that the special master will hear the lawsuit without a jury beginning on September 6, 2005 and make a recommendation for disposition of the case to the court. Discovery continued in the lawsuit during 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

     Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. If the settlement agreement is fully implemented, the Company estimates that its maximum future exposure will be limited to no more than $200,000. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing prices of the Company’s Common Stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. During 2003 and a portion of the first quarter of 2004, the prices for the Common Stock are closing bid prices as quoted on the Electronic Quotation Service of Pink Sheets LLC (“Pink Sheets”). Effective February 2004, the Company’s shares began trading on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The Common Stock prices from that point forward are the closing bid prices as quoted on the OTC Bulletin Board.

	High	Low
Year Ended December 31, 2003:
First Quarter	$.45	$.30
Second Quarter	.49	.23
Third Quarter	.35	.21
Fourth Quarter	.77	.30

Year Ended December 31, 2004:
First Quarter	$1.50	$.67
Second Quarter	1.45	1.07
Third Quarter	1.45	1.00
Fourth Quarter	1.54	1.25

     The Company’s Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The suspension and subsequent delisting of the Company’s Common Stock by the NYSE was caused by a drop in the per share trading value of the Company’s stock on the NYSE that began in March 2001. This drop in per share trading value persisted and the Company ceased to meet NYSE listing criteria when its total market capitalization remained below $15 million and its minimum share price remained below $1 over a 30 trading-day period. After being delisted by the NYSE, the Company’s Common Stock was quoted on the Pink Sheets under the symbol “SVLF” until February 2004, when the Company’s shares began trading on the OTC Bulletin Board.

     As of December 31, 2004, the Company believes that there were approximately 1,100 holders of its Common Stock, which is the only class of the Company’s equity securities outstanding.

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

Dividend Policy

     The Company is, and will continue to be, restricted from paying dividends due to debt arrangements, and, therefore, does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors that the Company’s Board of Directors deems relevant.

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2000	2001	2002	2003	2004
Statement of Income Data:
Revenues:
Vacation Interval sales	$234,781	$139,359	$122,805	$123,585	$138,046
Sampler sales	3,574	3,904	3,634	1,765	2,150

Total sales	238,355	143,263	126,439	125,350	140,196

Interest income	37,807	41,220	37,537	34,730	37,843
Management fee income	462	2,516	1,920	1,547	1,201
Gain on sale of notes receivable	4,299	—	6,838	3,205	1,915
Other income	3,110	2,392	2,324	2,834	2,522

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2000	2001	2002	2003	2004
Total revenues	284,033	189,391	175,058	167,666	183,677

Costs and operating expenses:
Cost of Vacation Interval sales	59,169	27,377	23,123	22,657	24,964
Sales and marketing	125,456	78,597	66,384	65,775	71,890
Provision for uncollectible notes	108,751	30,311	24,562	53,673	26,811
Operating, general and administrative	35,537	34,378	31,432	26,209	25,639
Depreciation and amortization	7,049	5,939	4,486	3,806	3,588
Interest expense and lender fees	32,749	35,015	22,192	16,550	17,627
Impairment loss of long-lived assets	6,320	5,442	—	—	—
Write-off of affiliate receivable	7,499	—	—	—	—

Total costs and operating expenses	382,530	217,059	172,179	188,670	170,519

Other income:
Gain on early extinguishment of debt	3,455	—	17,885	6,376	—

Total other income	3,455	—	17,885	6,376	—

Income (loss) before (benefit) provision for income taxes and discontinued operations	(95,042)	(27,668)	20,764	(14,628)	13,158
(Benefit) provision for income taxes	(35,191)	(99)	(1,523)	86	23

Net income (loss) from continuing operations	(59,851)	(27,569)	22,287	(14,714)	13,135

Discontinued operations:
Income (loss) from discontinued operations	(29)	360	506	794	624

Net income (loss)	$(59,880)	$(27,209)	$22,793	$(13,920)	$13,759

Net income (loss) per share — Basic (a)
Net income (loss) from continuing operations	$(4.65)	$(2.14)	$0.77	$(0.40)	$0.35
Income (loss) from discontinued operations	—	0.03	0.02	0.02	0.02

Net income (loss)	$(4.65)	$(2.11)	$0.79	$(0.38)	$0.37

Net income (loss) per share — Diluted (a)
Net income (loss) from continuing operations	$(4.65)	$(2.14)	$0.77	$(0.40)	$0.33
Income (loss) from discontinued operations	—	0.03	0.02	0.02	0.02

Net income (loss)	$(4.65)	$(2.11)	$0.79	$(0.38)	$0.35

Weighted average number of shares outstanding — Basic	12,889,417	12,889,417	28,825,882	36,826,906	36,852,133

Weighted average number of shares outstanding — Diluted	12,889,417	12,889,417	28,825,882	36,826,906	38,947,854

	December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,800	$6,204	$1,153	$4,093	$10,935
Notes receivable, net of allowance for uncollectible notes	263,792	278,592	233,237	193,379	196,466
Amounts due from affiliates	671	2,234	750	150	288
Inventories	105,023	105,275	102,505	101,399	109,303
Total assets	467,614	458,100	398,245	351,787	369,506
Amounts due to affiliates	3,285	565	2,221	656	929
Notes payable and capital lease obligations	270,597	294,456	236,413	215,337	218,310
Senior subordinated notes	66,700	66,700	45,919	36,591	34,883
Total liabilities	369,478	387,173	296,626	264,088	268,038
Shareholders’ equity	98,136	70,927	101,619	87,699	101,468

Cash Flows Data:
Net cash provided by (used in) operating activities	$(66,400)	$(24,824)	$56,085	$22,419	$5,748

	December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Other Operating Data:
Number of Existing Resorts at period end	19	19	19	12	12
Number of Vacation Intervals sold (excluding Upgrades)(b)	16,216	9,741	8,224	9,560	11,345
Number of in-house Vacation Intervals sold	16,112	10,576	7,746	4,833	4,088
Number of Vacation Intervals in inventory	15,554	20,913	24,121	24,255	22,857
Average price of Vacation Intervals sold (excluding Upgrades)(b)(c)	$9,768	$9,688	$9,846	$9,510	$9,671
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$4,741	$4,254	$5,401	$6,759	$6,928

(a)	Net income (loss) per share is based on the weighted average number of shares outstanding.

(b)	Vacation Intervals sold during the years ended December 31, 2000, 2001, 2002, 2003, and 2004, include 6,230 biennial intervals (counted as 3,115 annual Vacation Intervals), 3,061 biennial intervals (counted as 1,531 annual Vacation Intervals), 1,044 biennial intervals (counted as 522 annual Vacation Intervals), 816 biennial intervals (counted as 408 annual Vacation Intervals), and 2,560 biennial intervals (counted as 1,280 annual Vacation Intervals), respectively.

(c)	Includes annual and biennial Vacation Interval sales for one-bedroom and two-bedroom units.

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

Executive Summary

     We are in the business of owning and operating twelve timeshare resorts as of December 31, 2004. In February 2005, we were granted approval to operate a thirteenth timeshare resort that we acquired in October 2004. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals, and from the interest earned from financed sales of such timeshare interests. As of December 31, 2004, eight of our resorts are located within one and one half to two hours of major metropolitan areas (“drive-to resorts”), which are the primary market for timeshare sales to new purchasers. Four of our resorts are in destination resort areas located further from major metropolitan areas (“destination resorts”). In 2005, we reclassified one of our drive-to resorts in Texas to a destination resort. The principal purchasers of timeshare interests at the destination resorts are existing owners who are upgrading or buying additional interests.

     The following economic or industry-wide factors are relevant to us:

•	We sell a vacation and recreational product, predominantly to customers who drive to our locations. We believe that this type of usage is somewhat immune from issues that would affect the travel industry as a whole (i.e. the disruptions to the airline industry and destination resort industry after September 11, 2001), but major increases in gasoline prices or other issues that cause the U.S population to drive less could have a negative impact on us.

•	Telemarketing is a very important element in the generation of tours to potential new customers of timeshare interests. We presently comply with state and national do not call regulations. Changes to existing regulations could have a negative impact on our ability to generate the necessary tours to sell timeshare interests.

•	We finance the majority of our sales over seven to ten years. An economic downturn could negatively affect the ability of our customers to pay their principal and interest, which might result in additional provision for uncollectible notes.

•	We predominantly have variable rate credit facilities. An increase in interest rates above our floor rates could have a negative impact on our profitability.

•	Since we predominantly finance our sales of timeshare interests, we require credit facilities to have the liquidity necessary to fund our costs and expenses. We presently have adequate credit facilities to fund our operations through March 2006. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

•	We believe there are two areas which are particularly important to our success as a business:

▪▪	The first area is identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable provision for uncollectible notes.

▪▪	The second area is to keep marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and total sales.

We earn revenue and income and finance our operations as follows:

•	Our primary source of revenue is vacation interval sales. Vacation interval sales are a combination of sales to new customers and upgrade and/or additional week sales to existing customers. We have been focusing on increasing the percentage mix of sales to existing customers in 2002, 2003, and 2004. In addition we have been focusing on identifying potential new customers who have better credit characteristics that will ultimately be more likely to pay their principal and interest when due. To manage sales we assess separately sales to potential new customers and sales to existing customers. For sales to potential new customers we measure sales per tour in order to ascertain that our marketing programs are delivering the proper types of family tours to effectively and efficiently sell new customers. State law allows purchasers of timeshares to rescind their purchase within five to seven days depending on the state. We also measure rescission amounts and rates of new customers to ascertain that our marketing and sales programs continue effectively. The number of tours to existing customers is not meaningful. As a result, we begin our assessment of sales to existing customers by totaling gross sales to existing customers. Rescissions by existing customers are generally much lower than rescissions by new customers. We do measure rescission amounts and rates to calculate net sales to existing customers. We then combine net sales to new and existing customers to calculate total sales. One product that is sold to new customers is a Sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday. These sales are presented on a separate line in the operating statement, and are therefore subtracted from total sales in order to calculate vacation interval sales. The following table shows the elements management considers important to assessing our vacation interval sales (dollars in thousands, except for sales per tour):

	Year Ended December 31,
	2002	2003	2004
Tours to potential new purchasers	83,636	75,965	73,065
Sales per tour	$1,296	$1,237	$1,183

Gross sales to new customers	108,351	93,945	86,466
Rescission of sales to new customers	(27,548)	(24,948)	(18,619)

Net sales to new customers	80,803	68,997	67,847

Gross sales to existing customers	48,254	59,722	77,010
Rescission of sales to existing customers	(2,618)	(3,369)	(4,661)

Net sales to existing customers	45,636	56,353	72,349

Total sales	126,439	125,350	140,196
Less sampler sales	(3,634)	(1,765)	(2,150)

Total vacation interval sales	$122,805	$123,585	$138,046

Rescission rate for new customers	25.4%	26.6%	21.5%
Rescission rate for existing customers	5.4%	5.6%	6.1%
Rescission rate for all customers	19.3%	18.4%	14.2%

•	In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales and marketing expenses to sales. The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, commissions, and sales and marketing overhead, as detailed in the following table (dollars in thousands, except for cost per tour):

	Year Ended December 31,
	2002	2003	2004
Tours to potential new purchasers	83,636	75,965	73,065
Cost per tour	$430	$422	$431

Cost of marketing to new purchasers	35,936	32,050	31,490
Cost of marketing to existing purchasers	2,992	5,943	7,885
Commissions	20,118	19,613	23,513
Sales and marketing overhead	7,338	8,169	9,002

Total sales and marketing expense	$66,384	$65,775	$71,890

As a percentage of total sales:
Cost of marketing to new purchasers	28.4%	25.6%	22.5%
Cost of marketing to existing purchasers	2.4%	4.7%	5.6%
Commissions	15.9%	15.6%	16.8%
Sales and marketing overhead	5.8%	6.5%	6.4%

Total sales and marketing expense	52.5%	52.5%	51.3%

•	Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable.

Interest income as a percentage of notes receivable has increased each year from 2002 through 2004 as a result of increasing the rate we charged our new customers by 1% in each of the years ending December 31, 2002 and 2003.

•	We have three lesser revenue sources. They are management fees, predominantly from Silverleaf Club, gain on sale of notes receivable from our sale of notes receivable to our SPE, and other income.

•	We generate cash from the collection of down payments, principal and interest from purchasers of timeshare interval sales, the sales of notes receivable and from management fees and other income. We also generated cash in 2002 and 2003 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts. Since the majority of our sales are financed, we have revolving credit facilities that are drawn on monthly to fund our costs, expenses and capital expenditures.

     We operate in only one business segment, the timeshare industry. Further, we only operate in the United States. As of December 31, 2004, we operate resorts in five states (Texas, Missouri, Illinois, Massachusetts and Georgia), and sell primarily to residents of those states, with limited sales to residents of nearby states. In February 2005, we obtained approval to operate our new resort in Florida, which was acquired in October 2004.

     Our principal short-term focus is on continuing to identify new and existing customers with acceptable credit characteristics that will allow us to profitably sell new timeshare intervals at existing resorts that will require minimal capital outlays. This focus has resulted in better early performance of notes receivable originated in 2003 and 2004 as compared to early performance of notes originated in 1998 through 2002. Long term, if the opportunities present themselves, we will consider adding resorts where timeshare intervals can be marketed and sold at a profit.

Closing of Exchange Offer and Debt Restructuring

     On May 2, 2002, we completed an exchange offer (the “Exchange Offer”), commenced on March 15, 2002, regarding our 10 1/2% senior subordinated notes due 2008 (the “Old Notes”). A total of $56,934,000 in principal amount of our Old Notes were exchanged for a combination of $28,467,000 in principal amount of our new class of 6.0% senior subordinated notes due 2007 (“Exchange Notes”) and 23,937,489 shares of our common stock, representing approximately 65% of the common stock outstanding immediately following the Exchange Offer. As a result of the Exchange Offer, we recorded a pre-tax gain of $17.9 million in the second quarter of 2002. Under the terms of the Exchange Offer, tendering holders collectively received cash payments of $1,335,545 on May 16, 2002, and $334,455 on October 1, 2002. A total of $9,766,000 in principal amount of our Old Notes were not tendered and remain outstanding. As a condition of the Exchange Offer, we paid all past due interest to non-tendering holders of our Old Notes. Under the terms of the Exchange Offer, the acceleration of the maturity date on the Old Notes, which occurred in May 2001, was rescinded, and the original maturity date in 2008 was reinstated. Past due interest paid to non-tendering holders of the Old Notes was $1,827,806. The indenture under which the Old Notes were issued was also consensually amended as a part of the Exchange Offer.

     We also completed amendments to our credit facilities with our principal senior lenders as well as amendments to our $100 million conduit facility through SF-I, our off-balance sheet, wholly-owned SPE. Finalization of the Exchange Offer and the amendment of its principal credit facilities marks the completion of our debt restructuring announced on March 15, 2002, which was necessitated by severe liquidity problems we first announced on February 27, 2001. As a part of the debt restructuring, our note-holders and senior lenders waived all previously declared events of default.

Critical Accounting Policies

     We generate revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from Silverleaf Club, sampler sales, gain on sale of notes receivable, and other operations.

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

     Sales of notes receivable to our SPE that meet certain underwriting criteria occur on a periodic basis. We allocate the carrying amount between assets sold and retained interest based on their relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the SPE is recorded at fair value. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows of our residual interest in the notes receivable sold. We utilize the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – 4.3%; expected accounts paid in full as a result of upgrades – 6.2%; expected credit losses – 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – 4.4%; agent fee – 2%; and loan servicing fees — 1%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.

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

     We recognize interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. We recognize only 25% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 75% for notes that are one payment late, and 90% for all current notes.

     We earn a monthly management fee for providing management services to Silverleaf Club equal to the lesser of (a) 15% of the Club’s gross revenues for the year or (b) the amount by which gross revenues exceed expenses, with any shortfalls carried forward into subsequent years. Prior to the Crown Club sale in the third quarter of 2003, we had been recognizing a management fee ranging from 10% to 20% of Crown Club’s dues. For 2004, we recognized $1.2 million in management fee revenues from Silverleaf Club.

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

     As a result of the closing of the $66.4 million conduit loan, we obtained a two-year extension of our senior revolving credit facilities with two of our senior lenders. The revolving period on these two facilities was extended through March 31, 2006. Additionally, we obtained an extension of our existing revolving credit facility through our SPE through March 31, 2006. In order to obtain the two-year extension of this facility, however, we agreed that the principal amount of the facility would be reduced from $100 million to $85 million.

     Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. We typically receive a 10% down payment on sales of Vacation Intervals and finance the remainder by receipt of a seven-year to ten-year customer promissory note. We generate cash from the financing of customer notes receivable by (i) borrowing at an advance rate of 75% to 85% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 2002, 2003, and 2004, our operating activities reflected net cash provided by operating activities of $56.1 million, $22.4 million, and $5.7 million, respectively. In 2004, the decrease in cash provided by operating activities was primarily the result of decreased sales of notes receivable, and to a lesser extent, cash spent towards construction of new inventory. In 2003, the decrease in cash provided by operating activities was primarily the result of decreased sales of notes receivable.

     Although it appears the Company has adequate liquidity to meet its needs in 2005, it is continuing to identify additional financing arrangements into 2006 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

     Uses of Cash. Net cash used in investing activities for the years ended December 31, 2002 and 2004 was $497,000 and $570,000, respectively. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions, which was the case in these two years. However in 2003, net cash provided by investing activities was $4.4 million. This was primarily due to our decision to sell land we owned in Las Vegas and Kansas City, which resulted in $4.7 million of proceeds, which was offset by $232,000 in purchases of capital additions. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

     Net cash used in financing activities for the years ended December 31, 2002 and 2003 was $60.8 million and $24.0 million, respectively. Net cash provided by financing activities was $1.3 million during the year ended December 31, 2004. The decrease in cash used in financing activities from 2002 to 2003 was primarily the result of increased borrowings against pledged notes receivable during 2003, largely due to the $66.4 million conduit term loan transaction through SF-II, partially offset by increased payments on borrowings against pledged notes receivable. The decrease in cash used by financing activities from 2003 to 2004 was primarily the result of decreased payments on borrowings against pledged notes receivable due to lower sales of notes receivable, the proceeds of which are used to pay down borrowings.

     At December 31, 2004, our senior credit facilities provided for loans of up to $232.4 million, of which approximately $210.9 million of principal related to advances under the credit facilities was outstanding. For the year ended December 31, 2004, the weighted average cost of funds for all borrowings, including senior subordinated debt, was 6.8%. Customer defaults have a significant impact on cash available to us from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2004, $2.0 million of notes were more than 60 days past due.

     Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

     Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance sheet SPE during 2000. Due to the results of operations during the first quarter of 2003, our SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults and modified its agreement with the SPE in June 2003. We also obtained an extension of our SPE’s existing revolving credit facility through March 2006. In connection with the two-year extension of this facility, however, we agreed that the principal amount of the facility would be reduced from $100 million to $85 million. Our SPE allows us to realize the benefit of an additional $85 million of revolving credit in addition to the on-balance-sheet credit arrangements we have with our senior lenders. We require credit facilities to have the liquidity necessary to fund our costs and expenses, therefore it is vitally important to our liquidity plan to have financing available to us in order to finance future sales, since we finance the majority of our timeshare sales over seven to ten years. Effective March 31, 2005, the principal amount of the facility will be reduced from $85 million to $75 million.

     During 2002, we sold $83.4 million of notes receivable to the SPE and recognized pre-tax gains of $6.8 million. In conjunction with these sales, we received cash consideration of $68.9 million, which was used to pay down borrowings under our revolving loan facilities. During 2003, we sold $40.4 million of notes receivable to the SPE and recognized pre-tax gains of $3.2 million. In conjunction with these sales, we received cash consideration of $31.8 million, which was primarily used to pay down borrowings under our revolving loan facilities. During 2004, we sold $27.4 million of notes receivable to the SPE and recognized pre-tax gains of $1.9 million. In conjunction with these sales, we received cash consideration of $20.6 million, which was used to pay down borrowings under our revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $547,000, $904,000, and $684,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Such fees received approximate our internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At December 31, 2004, the SPE held notes receivable totaling $84.5 million, with related borrowings of $64.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that we will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $5.2 million at December 31, 2004, which represents our maximum exposure to loss regarding our involvement with the SPE.

     Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we otherwise are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, we are subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment, although due to existing AMT loss carryforwards, it is anticipated that minimal current AMT liability exists. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, our alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in our paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, we applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of our 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

     The federal net operating losses (“NOLs”) expire between 2018 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. We currently do not believe that we will be able to utilize our NOL from normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, we could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

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

Discontinued Operations.

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations.

Prior periods have been reclassified for comparability, as required. The net income from discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
REVENUES:
Other income	2,320	2,739	2,860

Total revenues	2,320	2,739	2,860

COSTS AND OPERATING EXPENSES:
Other expense	1,115	1,184	1,376
Depreciation and amortization	698	760	859
Interest expense	1	1	1

Total costs and operating expenses	1,814	1,945	2,236

Net income from discontinued operations	$506	$794	$624

Results of Operations

     The following table sets forth certain operating information for the Company.

	Years Ended December 31,
	2002	2003	2004
As a percentage of total revenues:
Vacation Interval sales	70.2%	73.7%	75.1%
Sampler sales	2.1	1.1	1.2

Total sales	72.3	74.8	76.3
Interest income	21.4	20.7	20.6
Management fee income	1.1	0.9	0.7
Gain on sale of notes receivable	3.9	1.9	1.0
Other income	1.3	1.7	1.4

Total revenues	100.0%	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	18.8%	18.3%	18.1%
Provision for uncollectible notes	20.0	43.4	19.4
As a percentage of total sales:
Sales and marketing	52.5%	52.5%	51.3%
As a percentage of total revenues:
Operating, general and administrative	18.0%	15.6%	14.0%
Depreciation and amortization	2.6	2.3	2.0
Total costs and operating expenses	98.4%	112.5%	92.8%
As a percentage of interest income:
Interest expense and lender fees	59.1%	47.7%	46.6%

Results of Operations for the Years Ended December 31, 2004 and December 31, 2003

Revenues

     Revenues in 2004 were $183.7 million, representing a $16.0 million, or 9.5%, increase compared to revenues of $167.7 million for the year ended December 31, 2003. This increase primarily relates to increased Vacation Interval sales, discussed below.

     The following table summarizes our Vacation Interval sales (dollars in thousands).

	2003			2004
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$67,232	6,534	$10,290	$65,697	5,950	$11,041
In-house Upgrade Sales	32,666	4,833	6,759	28,324	4,088	6,928
In-house Reload Sales.	23,687	3,026	7,828	44,025	5,395	8,160

Total	$123,585			$138,046

     Overall, Vacation Interval sales increased 11.7% in 2004 versus 2003. The number of outside sales (sales to new customers) decreased 8.9% and the number of in-house upgrade sales decreased 15.4% in 2004 versus 2003. However these decreases were offset by a 78.3% increase in units of in-house reload sales (sales of second Vacation Intervals to existing customers) from 2003 to 2004. Total interval sales for 2004 included 2,560 biennial intervals (counted as 1,280 Vacation Intervals) compared to 816 biennial intervals (counted as 408 Vacation Intervals) in 2003. The increase in total in-house sales and decrease in outside sales is consistent with the Company’s strategy to increase the proportion of sales to existing customers, which have a lower related marketing expense, while decreasing proportionately the outside sales to new customers.

     Sampler sales increased to $2.2 million in 2004 compared to $1.8 million in 2003. Sampler sales are not recognized as revenue until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2004 relate to 2002 and 2003 sales activity.

     Interest income increased 9.0% to $37.8 million for the year ended December 31, 2004 from $34.7 million for 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, in 2004 compared to 2003, primarily due to the increase in Vacation Interval sales during 2004. The average yield on the Company’s outstanding notes receivable at December 31, 2004 was approximately 15.1%, compared to 14.9% at December 31, 2003.

     Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $346,000 in the year ended December 31, 2004 from the same period of 2003, due primarily to the discontinuation of Crown Club management fees upon our sale of Crown Club in the third quarter of 2003.

     Gain on sales of notes receivable was $1.9 million during 2004, resulting from the sale of $27.4 million of notes receivable to our SPE. The $3.2 million gain during 2003 resulted from the sale of $40.4 million of notes receivable to our SPE. Fewer sales of notes receivable took place during 2004 versus 2003 due primarily to the facility reduction with our SPE that took place during the fourth quarter of 2003.

     Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $312,000 to $2.5 million for the year ended December 31, 2004, compared to $2.8 million for the year ended December 31, 2003. The decrease primarily relates to gains of $498,000 associated with the sale of land in Las Vegas, Nevada and Kansas City, Missouri in 2003, partially offset by increased marina and golf course pro shop income in 2004 versus 2003.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales declined to 18.1% in 2004, from 18.3% in 2003. In December of 2003, we charged cost of sales with $1.1 million for land and amenities due to a reduction in our master plan at one of our resorts. Cost of sales before this $1.1 million charge was 17.4% of Vacation Interval sales for 2003. The increase to 18.1% of Vacation Interval sales from 17.4% during 2003 was primarily due to our selling a larger percentage of our inventory at lower margins during 2004. The increased percentage of reload sales, which typically have a lower sales price and lower margin than outside sales, contributed to the increase from 2003 to 2004.

Sales and Marketing

     Sales and marketing expense as a percentage of total sales decreased to 51.3% for the year ended December 31, 2004 versus 52.5% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of in-house sales over outside sales, as in-house sales require less sales and marketing expense. For the year ended December 31, 2004, in-house sales increased to 52.4% of Vacation Interval sales, up from 45.6% during 2003. The $6.1 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during 2004 versus 2003.

Provision for Uncollectible Notes

     Provision for uncollectible notes as a percentage of Vacation Interval sales decreased substantially to 19.4% for the year ended December 31, 2004 from 43.4% for 2003. However, more than half of the 43.4% for 2003 was due to the $28.7 million first quarter increase described in detail below. Excluding the first quarter 2003 increase in the provision, the percentage for 2003 would have been 20.0% of Vacation Interval sales. We observed that cancellations in the first quarter of 2003 significantly exceeded the level expected under our estimate for the December 31, 2002 allowance for uncollectible notes. Accordingly, the estimate was revised in the first quarter of 2003 as follows:

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

     The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. The allowance for doubtful accounts was 21.1% of gross notes receivable as of December 31, 2004. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues decreased to 14.0% in 2004 from 15.6% in 2003. Overall, operating, general and administrative expense remained fairly constant at $25.6 million for the year ended December 31, 2004 versus $26.2 million for the year ended December 31, 2003.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues decreased to 2.0% in 2004 from 2.3% in 2003. Overall, depreciation and amortization expense decreased $218,000 in 2004 versus 2003 due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

     Interest expense and lender fees as a percentage of interest income remained fairly constant at 46.6% for the year ended December 31, 2004, compared to 47.7% for the year ended December 31, 2003.

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt was $0 during the year ended December 31, 2004, compared to $6.4 million during 2003. $5.1 million of the gain in 2003 resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003.

Income (Loss) before (Benefit) Provision for Income Taxes and Discontinued Operations

     Income (loss) before (benefit) provision for income taxes and discontinued operations increased to income of $13.2 million for the year ended December 31, 2004, as compared to a loss of $14.6 million for the year ended December 31, 2003, as a result of the aforementioned operating results.

(Benefit) Provision for Income Taxes

     (Benefit) provision for income taxes as a percentage of income (loss) before (benefit) provision for income taxes and discontinued operations was a provision of 0.2% for 2004, as compared to a provision of 0.6% for 2003. The low effective income tax rate is the result of the 2003 and 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss) from continuing operations

     Net income (loss) from continuing operations increased to income of $13.1 million for the year ended December 31, 2004, as compared to a loss of $14.7 million for the year ended December 31, 2003, as a result of the aforementioned operating results.

Income from discontinued operations

     Income from discontinued operations consists of the results of operations of our water and utility property assets and liabilities that have been designated as held for sale effective December 31, 2004. For the year ended December 31, 2004, income from discontinued operations decreased to $624,000, from $794,000 during the same period of 2003. This decrease is primarily the result of increased operational expenses during 2004 versus 2003.

Net Income (Loss)

     Net income (loss) increased to income of $13.8 million for the year ended December 31, 2004, as compared to a loss of $13.9 million for the year ended December 31, 2003, as a result of the aforementioned operating results.

Results of Operations for the Years Ended December 31, 2003 and December 31, 2002

Revenues

     Revenues in 2003 were $167.7 million, representing a $7.4 million, or 4.2%, decrease compared to revenues of $175.1 million for the year ended December 31, 2002. This decrease primarily relates to decreased interest income and decreased gain on sale of notes receivable, discussed below.

     The following table summarizes our Vacation Interval sales (dollars in thousands).

	2002			2003
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Outside Sales	$77,169	7,812	$9,878	$67,232	6,534	$10,290
In-house Upgrade Sales	41,833	7,746	5,401	32,666	4,833	6,759
In-house Reload Sales.	3,803	412	9,231	23,687	3,026	7,828

Total	$122,805			$123,585

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

     Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $510,000 to $2.8 million for the year ended December 31, 2003, compared to $2.3 million for the year ended December 31, 2002. The increase primarily relates to gains of $498,000 associated with the sale of land in Las Vegas, Nevada and Kansas City, Missouri.

Cost of Sales

     Cost of sales as a percentage of Vacation Interval sales declined to 18.3% in 2003, from 18.8% in 2002. In December of 2003, we charged cost of sales with $1.1 million for land and amenities due to a reduction in our master plan at one of our resorts. Cost of sales before this $1.1 million charge was 17.4% of Vacation Interval sales, a $1.6 million reduction from 2002. This reduction was primarily due to selling a higher mix of in-house sales or upgrades, which have a significantly lower cost of sales versus outside sales.

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

Operating, General and Administrative

     Operating, general and administrative expenses as a percentage of total revenues decreased to 15.6% in 2003 from 18.0% in 2002. Overall, operating, general and administrative expense decreased $5.2 million in 2003 versus 2002, partially due to $2.0 million of professional fees that were incurred in 2002 associated with our restructuring, $1.0 million of audit fees in 2002 related to the completion of the 2000 audit, and other reduced departmental costs.

Depreciation and Amortization

     Depreciation and amortization expense as a percentage of total revenues decreased to 2.3% in 2003 from 2.6% in 2002. Overall, depreciation and amortization expense decreased $680,000 in 2003 versus 2002 due to a general reduction in capital expenditures since 2000.

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

Gain on Early Extinguishment of Debt

     Gain on early extinguishment of debt was $6.4 million during 2003, of which $5.1 million resulted from the early extinguishment of $7.6 million of 10 1/2% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003. The $17.9 million gain in 2002 resulted from the early extinguishment of $56.9 million of 10 1/2% senior subordinated notes in connection with the restructuring of the Company’s debt.

Income (Loss) before (Benefit) Provision for Income Taxes and Discontinued Operations

     Income (loss) before (benefit) provision for income taxes and discontinued operations decreased to a loss of $14.6 million for the year ended December 31, 2003, as compared to income of $20.8 million for the year ended December 31, 2002, as a result of the aforementioned operating results.

(Benefit) Provision for Income Taxes

     (Benefit) provision for income taxes as a percentage of income (loss) before (benefit) provision for income taxes and discontinued operations was a provision of 0.6% for 2003, as compared to a benefit of 7.3% for 2002. In 2002, the Company received a $1.6 million refund due to a tax law change that allowed the Company to recoup additional AMT paid in previous years. The effective income tax rate is the result of the 2003 and 2002 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss) from continuing operations

     Net income (loss) from continuing operations decreased to a loss of $14.7 million for the year ended December 31, 2003, as compared to income of $22.3 million for the year ended December 31, 2002, as a result of the aforementioned operating results.

Income from discontinued operations

     Income from discontinued operations consists of the results of operations of our water and utility property assets and liabilities that have been designated as held for sale effective December 31, 2004. For the year ended December 31, 2003, income from discontinued operations increased to $794,000, from $506,000 during the same period of 2002. This increase is primarily the result of additional water and utilities operations added at our Fox River resort during 2003.

Net Income (Loss)

     Net income (loss) decreased to a loss of $13.9 million for the year ended December 31, 2003, as compared to income of $22.8 million for the year ended December 31, 2002, as a result of the aforementioned operating results.

Contractual Obligations and Commitments

     The following table summarizes our scheduled contractual commitments as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$18,537	$26,687	$140,401	$9,957	$34,725	$93,523
Capital leases	260	25	22	22	16	—
Operating leases	1,900	1,757	1,627	1,225	759	—
Litigation settlement	135	—	—	—	—	—
Other purchase obligations:
Construction commitments.	9,563	—	—	—	—	—
Employment agreements	1,445	—	—	—	—	—

Total	$31,840	$28,469	$142,050	$11,204	$35,500	$93,523

     Long term debt includes $71.0 million of future interest and capital leases include $21,000 of future interest, using an approximate interest rate of 6.8%, which is the Company’s weighted average cost of borrowings as of December 31, 2004. We also have a $15.7 million demand note with SF-II that is not included in long-term debt, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

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

     SFAS No. 151 – In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not impact the Company’s consolidated financial position or results of operations.

     SFAS No. 152 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. We are still evaluating the impact the adoption of SFAS No. 152 will have on our results of operations, financial position, and future financial statements.

     SFAS No. 123 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

     SFAS No. 153 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact the Company’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of and for the year ended December 31, 2004, we had no significant derivative financial instruments or foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $210.9 million at December 31, 2004, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $139.3 million balance of variable-rate financial instruments at December 31, 2004, on our annual results of operations would be approximately $468,000, or approximately $0.01 per share.

     At December 31, 2004, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.7 million or approximately $0.15 per share.

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

     Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 45.0% of Vacation Interval sales took place in 2004), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth in the Company’s proxy statement relating to its 2005 meeting of annual shareholders under the headings “Compliance with Section 16(a) under the Securities Exchange Act of 1934” and “Directors and Executive Officers”, and this information is incorporated by reference to such proxy statement.

     The information with respect to the Company’s audit committee financial expert is contained under the caption “Directors and Executive Officers” in the Company’s proxy statement for its 2005 annual meeting of shareholders and is incorporated by reference to such proxy statement.

     The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2004.

Name	Age	Position
Robert E. Mead	58	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield.	44	President
David T. O’Connor.	62	Executive Vice President — Sales
Joe W. Conner	47	Chief Operating Officer
Harry J. White, Jr.	50	Chief Financial Officer, Treasurer
Edward L. Lahart	40	Executive Vice President — Operations
Michael Jones	38	Vice President — Information Systems
Robert G. Levy	56	Vice President — Resort Operations
Darla Cordova	40	Vice President — Employee and Marketing Services
Herman Jay Hankamer	65	Vice President — Resort Development
Anthony C. Luis	58	Vice President — Owner Based Marketing and Sales
Lelori (“Buzz”) Marconi	52	Vice President — Promotions

Name	Age	Position
Sandra G. Cearley	43	Secretary
James B. Francis, Jr.	56	Director
J. Richard Budd, III	52	Director
Herbert B. Hirsch	68	Director
Rebecca Janet Whitmore	50	Director

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. The Company’s directors serve annual terms, which expire at the Company’s next annual meeting of shareholders following the date of election of each director. The Company’s five directors were last elected by the shareholders at the Company’s 2004 annual meeting on May 11, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the captions “Director Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table sets forth information about the Company’s equity compensation plans as of December 31, 2004:

Number of Securities
	Number of Securities to	Weighted Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants, and Rights	Warrants, and Rights	Plans
Equity Compensation Plans Approved by Security Holders	3,651,647	$3.60	124,635
Equity Compensation Plans Not Approved by Security Holders.	—	—	—

Total	3,651,647	$3.60	124,635

There are 90,500 options remaining available of the 1,600,000 approved options under the Company’s 1997 Stock Option Plan and 34,135 options remaining available of the 2,209,614 approved options under the Company’s 2003 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

     The information concerning (a) persons that have reported beneficial ownership of more than 5 percent of the common stock of the Company, and (b) the ownership of the Company’s common stock by the Chief Executive Officer and the four other most highly compensated executive officers and directors as a group, that is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2005 annual meeting, is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Auditors” in the Company’s proxy statement for its 2005 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

Exhibit
Number		Description
3.1	—	Third Amended And Restated Articles of Incorporation of the Registrant dated December 17, 2003 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed December 29, 2003).

3.2	—	Articles of Correction dated February 9, 2004 to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K for year ended December 31, 2003).

3.3	—	Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for year ended December 31, 1997).

3.4	—	Amendment to Registrant’s Bylaws dated February 19, 2004 (incorporated by reference to Exhibit 3.4 of Registrant’s Form 10-K for year ended December 31, 2003).

3.5	—	Second Amendment to Amended and Restated Bylaws dated June 4, 2004 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

3.6	—	Amended and Restated Certificate of Incorporation of Silverleaf Finance II, Inc. dated December 23, 2003 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed December 29, 2003).

4.1	—	Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

4.2	—	Amended and Restated Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Company’s 10 1/2% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.3	—	Certificate No. 001 of 10 1/2 % Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for quarter ended March 31, 1998).

4.4	—	Subsidiary Guarantee dated April 8, 1998 by Silverleaf Berkshires, Inc.; Bull’s Eye Marketing, Inc.; Silverleaf Resort Acquisitions, Inc.; Silverleaf Travel, Inc.; Database Research, Inc.; and Villages Land, Inc. (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.5	—	Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Company’s 6% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.6	—	Certificate No. 001 of 6% Senior Subordinated Notes due 2007 in the amount of $28,467,000 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.7	—	Subsidiary Guarantee dated May 2, 2002 by Awards Verification Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., and eStarCommunications, Inc. (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

4.8	—	Indenture dated June 7, 2004 by and among the Company, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Company’s 8% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

4.9	—	Certificate No. 001 dated June 7, 2004 of 8% Senior Subordinated Notes due 2010 in the amount of $24,761,000 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

4.10	—	Subsidiary Guarantee dated June 7, 2004 by Awards Verification Center, Inc., Silverleaf Travel, Inc., Silverleaf Resort Acquisition, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., and SLR Research, Inc. (incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

9.1	—	Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.1	—	Form of Registration Rights Agreement between Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.2	—	Employment Agreement with Harry J. White, Jr. (incorporated by Reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended June 30, 1998).

10.3	—	1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.4	—	Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.5	—	Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.6	—	Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

Exhibit
Number		Description
10.7	—	Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc., Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.8	—	First Amendment to Silverleaf Club Agreement, dated March 28, 1990, among Silverleaf Club, Ozark Mountain Resort Club, Holiday Hills Resort Club, the Holly Lake Club, The Villages Condoshare Association, The Villages Club, Piney Shores Club, and Hill Country Resort Condoshare Club (incorporated by reference to Exhibit 10.22 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.9	—	First Amendment to Management Agreement, dated January 1, 1993, between Master Endless Escape Club and Ascension Resorts, Ltd. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 dated May 16, 1997 to Registrant’s Registration Statement on Form S-1, File No. 333-24273).

10.10	—	Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for quarter ended September 30, 1997).

10.11	—	Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year Ended December 31, 1997).

10.12	—	Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N’ Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.13	—	Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.14	—	Letter Agreement dated March 16, 1998, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Form S-1, File No. 333-47427 filed March 16, 1998).

10.15	—	Management Agreement dated October 13, 1998, by and between the Company and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for quarter ended September 30, 1998).

10.16	—	First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.17	—	Amended and Restated Receivables Loan and Security Agreement dated September 1, 1999, between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.18	—	Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K for the year ended December 31, 1999).

10.19	—	Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant’s Form 10-K for the year ended December 31, 1999).

10.20	—	Purchase and Contribution Agreement, dated October 30, 2000, between the Company, as Seller, and Silverleaf Finance I, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2000.)

10.21	—	Second Amendment to Amended and Restated Receivables Loan and Security Agreement dated April 30, 2002 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22	—	Amended and Restated Revolving Credit Agreement dated as of April 30, 2002 between the Company and Sovereign Bank, as Agent, and Liberty Bank (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	—	Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	—	Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and Bank of Scotland, as Lenders and Textron Financial Corporation, as and collateral agent (“Agent”) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	—	First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	—	Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.27	—	Amended And Restated Receivables Loan and Security Agreement Dated as of April 30, 2002 among Silverleaf Finance I, Inc., as the Borrower, the Company, as the Servicer, Autobahn Funding Company LLC, as a Lender, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as the Agent, U.S. Bank Trust National Association, as the Agent’s Bank, and Wells Fargo Bank Minnesota, National Association, as the Backup Servicer (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.28	—	Amendment Agreement No. 1, dated as of April 30, 2002 Purchase And Contribution Agreement dated as of October 30, 2000 between the Company and Silverleaf Finance I, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.29	—	Employment Agreement dated April 18, 2002 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.30	—	First Amendment to Amended and Restated Revolving Credit Agreement dated September 30, 2002 by and among the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit

Exhibit
Number		Description
10.35 of the Registrant’s Form 10-K for the year ended December 31, 2002).

10.31	—	Second Amendment and Waiver Agreement dated as of June 19, 2003 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 30, 2002, among Silverleaf Finance I, Inc.; the Registrant; Autobahn Funding Company LLC; DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main; U.S. Bank Trust National Association; and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.32	—	Contract of Sale dated June 17, 2003 between the Registrant, Richard W. Dickson and Robert G. Garner (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for quarter ended June 30, 2003).

10.33	—	Contract of Sale dated October 8, 2003 between the Company and Reed Kline (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter ended September 30, 2003).

10.34	—	Third Amendment to Amended and Restated Receivables Loan and Security Agreement dated November 21, 2003 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed December 29, 2003).

10.35	—	Fifth Amendment to Second Amended and Restated Inventory Loan and Security Agreement and Modification of Notes dated November 21, 2003 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed December 29, 2003).

10.36	—	Second Amendment to Amended and Restated Revolving Credit Agreement dated October 1, 2003 between the Company, Sovereign Bank and Liberty Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed December 29, 2003).

10.37	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche A) (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed December 29, 2003).

10.38	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche B) (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed December 29, 2003).

10.39	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche C) (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed December 29, 2003).

10.40	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Inventory Loan) (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed December 29, 2003).

10.41	—	First Amendment to Employment Agreement dated August 18, 2003 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for quarter ended September 30, 2003).

10.42	—	Fourth Amendment to Amended and Restated Receivables Loan and Security Agreement dated March 5, 2004 between the Company and Heller Financial, Inc. (incorporated by reference to Exhibit 10.47 to Registrant’s Form 10-K for year ended December 31, 2003).

10.43	—	Fourth Amendment to Amended and Restated Revolving Credit Agreement dated March 5, 2004 between the Company and Sovereign Bank (incorporated by reference to Exhibit 10.49 to Registrant’s Form 10-K for year ended December 31, 2003).

10.44	—	Amended and Restated Loan and Security Agreement, dated as of March 5, 2004 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.50 to Registrant’s Form 10-K for year ended December 31, 2003).

10.45	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche A) (incorporated by reference to Exhibit 10.51 to Registrant’s Form 10-K for year ended December 31, 2003).

10.46	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche B) (incorporated by reference to Exhibit 10.52 to Registrant’s Form 10-K for year ended December 31, 2003).

10.47	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche C) (incorporated by reference to Exhibit 10.53 to Registrant’s Form 10-K for year ended December 31, 2003).

10.48	—	Amendment to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 by and between Borrower and Textron Financial Corporation (Inventory Loan) (incorporated by reference to Exhibit 10.54 to Registrant’s Form 10-K for year ended December 31, 2003).

10.49	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-K for year ended December 31, 2003).

10.50	—	Second Amended and Restated Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.51	—	Inventory and Receivables Revolving Credit Agreement dated as of July 30, 2004 among the Company, the Lending Institutions Referred to therein, and Sovereign Bank (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.52	—	Contract of Sale dated December 24, 2002 by and among the Company, FO Ski Resorts, LLC and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.53	—	First Amendment to Contract of Sale dated April 3, 2003 by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.54	—	Second Amendment to Contract of Sale dated March 17, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc (incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.55	—	Third Amendment to Contract of Sale dated May 14, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.56	—	Employment Agreement dated June 3, 2004 to be effective January 1, 2004 between the Company

Exhibit
Number		Description
and Robert E. Mead (incorporated by reference to Company’s Proxy Statement filed with the Commission on July 12, 2004).

10.57	—	Amendment Agreement No. 2 dated September 7, 2004 to Purchase and Contribution Agreement between the Company and Silverleaf Finance I, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.58	—	Fourth Amendment Agreement dated as of September 7, 2004 to the Amended and Restated Receivables Loan and Security Agreement dated as of April 20, 2002 among the Company, Silverleaf Finance I, Inc., Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, U.S. Bank Trust National Association and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.59	—	Amendment dated July 30, 2004 to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.60	—	Amendment dated July 30, 2004 to Loan and Security Agreement dated as of April 17, 2001 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.61	—	Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.62	—	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.63	—	Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche A) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.64	—	Contract of Sale dated February 12, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 1, 2004).

10.65	—	First Amendment to Contract of Sale dated March 18, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 1, 2004).

10.66	—	Second Amendment to Contract of Sale dated March 22, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated November 1, 2004).

10.67	—	Third Amendment to Contract of Sale dated April 27, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated November 1, 2004).

10.68	—	Fourth Amendment to Contract of Sale dated October 15, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated November 1, 2004).

10.69	—	Amendment to Contract of Sale dated October 21, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated November 1, 2004).

10.70	—	Asset Purchase Agreement dated August 29, 2004 between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 16, 2005).

10.71	—	First Amendment dated as of October 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 16, 2005).

10.72	—	Second Amendment dated as of October 20, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated March 16, 2005).

10.73	—	Third Amendment dated as of November 10, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated March 16, 2005).

10.74	—	Fourth Amendment dated as of November 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated March 16, 2005).

10.75	—	Fifth Amendment dated as of November 16, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated March 16, 2005).

10.76	—	Sixth Amendment dated as of November 30, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K dated March 16, 2005).

10.77	—	Seventh Amendment dated as of January 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC;

Exhibit
Number		Description
Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K dated March 16, 2005).

10.78	—	Eighth Amendment dated as of February 22, 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K dated March 16, 2005).

10.79	—	Services Agreement dated as of March 8, 2005 between the Company, Algonquin Water Resources of Texas, LLC, Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-K dated March 16, 2005).

14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for year ended December 31, 2003).

*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.

*23.1	—	Consent of BDO Seidman, LLP.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

     (b) The Company filed two reports on Form 8-K during the three-month period ended December 31, 2004. These reports were filed on November 1, 2004 and November 12, 2004 and related to the acquisition of property in Florida and the Company’s earnings release for the third quarter ended September 30, 2004, respectively.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 25, 2005.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name:	Robert E. Mead
Title:	Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. MEAD	Chairman of the Board
and Chief Executive Officer
Robert E. Mead	(Principal Executive Officer)	March 25, 2005

/s/ HARRY J. WHITE, JR,	Chief Financial Officer	March 25, 2005
(Principal Financial
Harry J. White, Jr.	and Accounting Officer)

/s/ J. RICHARD BUDD, III
	Director	March 25, 2005
J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR.
	Director	March 25, 2005
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH
	Director	March 25, 2005
Herbert B. Hirsch

/s/ REBECCA JANET WHITMORE Rebecca Janet Whitmore	Director	March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
February 24, 2005

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2003	2004
ASSETS
Cash and cash equivalents	$4,093	$10,935
Restricted cash	1,624	3,428
Notes receivable, net of allowance for uncollectible notes of $48,372 and $52,506, respectively	193,379	196,466
Accrued interest receivable	2,169	2,207
Investment in special purpose entity	6,053	5,173
Amounts due from affiliates	150	288
Inventories	101,399	109,303
Land, equipment, buildings, and utilities, net	27,488	24,375
Land held for sale	2,991	2,991
Prepaid and other assets	12,441	14,340

TOTAL ASSETS	$351,787	$369,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$6,705	$7,980
Accrued interest payable	1,087	1,302
Amounts due to affiliates	656	929
Unearned revenues	3,712	4,634
Notes payable and capital lease obligations	215,337	218,310
Senior subordinated notes	36,591	34,883

Total Liabilities	264,088	268,038

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,826,906 shares outstanding at December 31, 2003, and 36,860,238 shares outstanding at December 31, 2004	372	372
Additional paid-in capital	116,999	116,614
Deficit	(24,673)	(10,914)
Treasury stock, at cost, 422,100 shares at December 31, 2003 and 388,768 shares at December 31, 2004	(4,999)	(4,604)

Total Shareholders’ Equity	87,699	101,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,787	$369,506

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2003	2004
REVENUES:
Vacation Interval sales	$122,805	$123,585	$138,046
Sampler sales	3,634	1,765	2,150

Total sales	126,439	125,350	140,196

Interest income	37,537	34,730	37,843
Management fee income	1,920	1,547	1,201
Gain on sale of notes receivable	6,838	3,205	1,915
Other income	2,324	2,834	2,522

Total revenues	175,058	167,666	183,677

COSTS AND OPERATING EXPENSES:
Cost of Vacation Interval sales	23,123	22,657	24,964
Sales and marketing	66,384	65,775	71,890
Provision for uncollectible notes	24,562	53,673	26,811
Operating, general and administrative	31,432	26,209	25,639
Depreciation and amortization	4,486	3,806	3,588
Interest expense and lender fees	22,192	16,550	17,627

Total costs and operating expenses	172,179	188,670	170,519

OTHER INCOME:
Gain on early extinguishment of debt	17,885	6,376	—

Total other income	17,885	6,376	—

Income (loss) before (benefit) provision for income taxes and discontinued operations	20,764	(14,628)	13,158
(Benefit) provision for income taxes	(1,523)	86	23

Net income (loss) from continuing operations	22,287	(14,714)	13,135

DISCONTINUED OPERATIONS:
Income from discontinued operations	506	794	624

NET INCOME (LOSS)	$22,793	$(13,920)	$13,759

NET INCOME (LOSS) PER SHARE – BASIC:
Net income (loss) from continuing operations	$0.77	$(0.40)	$0.35
Income from discontinued operations	0.02	0.02	0.02

Net income (loss)	$0.79	$(0.38)	$0.37

NET INCOME (LOSS) PER SHARE – DILUTED:
Net income (loss) from continuing operations	$0.77	$(0.40)	$0.33
Income from discontinued operations	0.02	0.02	0.02

Net income (loss)	$0.79	$(0.38)	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	28,825,882	36,826,906	36,852,133

Diluted	28,825,882	36,826,906	38,947,854

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of	$0.01	Additional	Retained
	Shares	Par	Paid-in	Earnings	Treasury Stock
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total
JANUARY 1, 2002	13,311,517	$133	$109,339	$(33,546)	422,100	$(4,999)	$70,927

Issuance of common stock.	23,937,489	239	7,660	—	—	—	7,899
Net income	—	—	—	22,793	—	—	22,793

DECEMBER 31, 2002	37,249,006	372	116,999	(10,753)	422,100	(4,999)	101,619

Net loss	—	—	—	(13,920)	—	—	(13,920)

DECEMBER 31, 2003	37,249,006	372	116,999	(24,673)	422,100	(4,999)	87,699

Exercise of stock options	—	—	(385)	—	(33,332)	395	10
Net income	—	—	—	13,759	—	—	13,759

DECEMBER 31, 2004	37,249,006	$372	$116,614	$(10,914)	388,768	$(4,604)	$101,468

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2003	2004
OPERATING ACTIVITIES:
Net income (loss)	$22,793	$(13,920)	$13,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(506)	(794)	(624)
Provision for uncollectible notes	24,562	53,673	26,811
Depreciation and amortization	4,486	3,806	3,588
Gain on sale of notes receivable	(6,838)	(3,205)	(1,915)
Gain on early extinguishment of debt	(17,885)	(6,376)	—
Gain on sale of land held for sale	—	(498)	—
Loss on sale of Crown management properties	—	44	—
Proceeds from sales of notes receivable	68,886	31,796	20,587
Cash effect from changes in assets and liabilities:
Restricted cash	1,097	2,000	(1,804)
Notes receivable	(39,239)	(40,811)	(47,733)
Accrued interest receivable	247	156	(38)
Investment in Special Purpose Entity	(1,863)	603	880
Amounts due from affiliates	3,090	(1,574)	471
Inventories	754	(489)	(8,741)
Prepaid and other assets	(977)	(2,094)	(1,906)
Income taxes receivable	164	—	—
Accounts payable and accrued expenses	(1,772)	(572)	1,276
Accrued interest payable	1,176	(10)	215
Unearned revenues	(2,090)	684	922

Net cash provided by operating activities – continuing operations	56,085	22,419	5,748

Net cash provided by operating activities - discontinued operations	169	88	389

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(1,113)	(232)	(570)
Proceeds from land held for sale	616	4,660	—

Net cash provided by (used in) investing activities	(497)	4,428	(570)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	84,668	157,264	111,767
Payments on borrowings to unaffiliated entities	(145,476)	(181,259)	(110,502)
Proceeds from exercise of stock options	—	—	10

Net cash provided by (used in) financing activities	(60,808)	(23,995)	1,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,051)	2,940	6,842
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	6,204	1,153	4,093

END OF PERIOD	$1,153	$4,093	$10,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$17,864	$15,747	$16,557
Income taxes paid (refunds received)	(1,563)	86	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	—	—	99
Issuance of common stock in connection with the Exchange Offer	7,899	—	—
Issuance of senior subordinated debt	28,467	—	—
Retirement of senior subordinated debt	56,934	—	—
Note received from sale of Crown management properties	—	1,000	—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2003, and 2004

1. NATURE OF BUSINESS

     Silverleaf Resorts, Inc., a Texas Corporation (the “Company” or “Silverleaf”) is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Silverleaf’s principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgraded Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts. The Company has in-house sales, marketing, financing, and property management capabilities and coordinates all aspects of the operation of its 12 owned resorts (the “Existing Resorts”) as of December 31, 2004, and the development of any new timeshare resort, including site selection, design, and construction. In February 2005, the Company was granted approval to operate a thirteenth resort, which was acquired in October 2004. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

     Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club operates through a centralized organization to manage the Existing Resorts on a collective basis. The principal such organization is Silverleaf Club. Certain resorts, which were managed, but not owned by the Company, were operated through Crown Club until the third quarter of 2003, when the Company sold its management rights and unsold timeshare inventory in the seven timeshare resorts the Company had managed since it originally acquired these from Crown Resorts Co., LLC in May 1998. Silverleaf Club has contracted with the Company to perform the supervisory, management, and maintenance functions at the Existing Resorts. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts. Subject to availability of funds from the Clubs, the Company is entitled to a management fee to compensate it for the services provided.

     In addition to Vacation Interval sales revenues, interest income derived from financing activities, and management fees received from the Club, the Company generates additional revenue from leasing unsold intervals (i.e., sampler sales), utility operations related to the resorts, and other sources. All of the operations are directly related to the resort real estate development industry.

     The consolidated financial statements of the Company as of and for the years ended December 31, 2002, 2003, and 2004 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., SLR Research, Inc., and Silverleaf Finance II, Inc., which was formed in December 2003 and described in more detail under the heading “Debt” in footnote 8. Silverleaf Resort Acquisitions, Inc. and eStarCommunications, Inc. were both dissolved during the fourth quarter of 2004.

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

     Restricted Cash - Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash restricted for repayment of debt.

     Investment in Special Purpose Entity - The Company is party to an $85 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – 4.3%; expected accounts paid in full as a result of upgrades – 6.2%; expected credit losses – 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – 4.4%; agent fee – 2%; and loan servicing fees — 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.

     At December 31, 2004, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate:
Impact on fair value of a 10% adverse change	$136
Impact on fair value of a 20% adverse change	$382

Accounts Paid In Full as a Result of Upgrades Rate:
Impact on fair value of a 10% adverse change	$13
Impact on fair value of a 20% adverse change	$12
Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$2,213
Impact on fair value of a 20% adverse change	$4,348
Discount Rate:
Impact on fair value of a 10% adverse change	$(17)
Impact on fair value of a 20% adverse change	$(31)

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

     The Company estimates the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. As of December 31, 2004, the Company had construction commitments of approximately $9.6 million. The Company allocates the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

     Company management periodically reviews the carrying value of its inventory on an individual project basis to ensure that the carrying value does not exceed market value.

     Land, Equipment, Buildings, and Utilities - Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Prepaid and Other Assets - Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, intangibles, commitment fees, debt issuance costs, novelty inventories, deposits, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt. Intangibles, other than goodwill, are amortized over their useful lives, which do not exceed ten years.

     Income Taxes - Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of “more likely than not” for realization, a valuation allowance is recorded.

     Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

     For the years ended December 31, 2002 and 2003, basic and diluted weighted average shares were equal. Outstanding stock options totaling approximately 1,402,000 were not dilutive at December 31, 2002, because the exercise price for such options substantially exceeded the market price for the Company’s shares. Outstanding stock options totaling approximately 3,704,979 were potentially dilutive securities at December 31, 2003, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the year ended December 31, 2003. Outstanding stock options totaling approximately 2,777,147 were dilutive securities that were included in the computation of diluted EPS at December 31, 2004. Outstanding stock options totaling approximately 874,500 were not dilutive at December 31, 2004, because the exercise price for such options substantially exceeded the market price for the Company’s shares.

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

     Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	2002	2003	2004
Net income (loss), as reported	$22,793	$(13,920)	$13,759
Stock-based compensation expense recorded under the intrinsic value method	—	—	—
Pro forma stock-based compensation expense Computed under the fair value method	(760)	(468)	(297)

Pro forma net income (loss)	$22,033	$(14,388)	$13,462

Net income (loss) per share, basic
As reported	$0.79	$(0.38)	$0.37
Pro forma	$0.76	$(0.39)	$0.37
Net income (loss) per share, diluted
As reported	$0.79	$(0.38)	$0.35
Pro forma	$0.76	$(0.39)	$0.35

     The fair value of the stock options granted during 2002 and 2003 were $0.31 and $0.29, respectively. There were no stock options granted in 2004. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

     Use of Estimates — The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SPE, and the future sales plan used to allocate certain costs to inventories and cost of sales.

     Reclassifications — Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on net income (loss). In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. Prior periods have been reclassified for comparability, as required.

     The Gain on Sales of Notes Receivable are no longer being classified as Other Income on the consolidated statements of income. The reclassification more accurately reflects the true operations of the Company.

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

     SFAS No. 151 – In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not impact the Company’s consolidated financial position or results of operations.

     SFAS No. 152 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

     SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. We are still evaluating the impact the adoption of SFAS No. 152 will have on our results of operations, financial position, and future financial statements.

     SFAS No. 123 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

     SFAS No. 153 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact the Company’s consolidated financial position or results of operations.

3. CONCENTRATIONS OF RISK

     Credit Risk — The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes sold.

     The Company offers financing to the buyers of Vacation Intervals at the Company’s resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. The Company bears the risk of default on these promissory notes, and this risk is heightened inasmuch as the Company generally does not verify the credit history of its customers and will provide financing if the customer is presently employed and meets certain household income criteria.

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

     Geographic Concentration — The Company’s notes receivable are primarily originated in Texas (where approximately 45.0% of Vacation Interval sales took place in 2004), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. The Company’s Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company’s products and the collection of notes receivable.

4. NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2004 was approximately 15.1%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.5 million and $1.9 million at December 31, 2003 and 2004, respectively, and are non-interest bearing.

     The Company had a remaining note discount of $138,000 and $76,000 in aggregate as of December 31, 2003 and 2004, respectively, utilizing a 10% discount rate, in connection with promotional sales to certain customers whereby the Company entered into non-interest bearing notes receivable. In addition, the Company ceased accruing interest on delinquent notes of $32.8 million and $32.7 million as of December 31, 2003 and 2004, respectively, as collection of interest on such notes was deemed improbable.

     Notes receivable are scheduled to mature as follows at December 31, 2004 (in thousands):

2005	$32,753
2006	34,599
2007	37,089
2008	36,053
2009	33,272
2010	28,860
Thereafter	46,422

249,048
Less discounts on notes	(76)
Less allowance for uncollectible notes	(52,506)

Notes receivable, net	$196,466

     There were no notes sold with recourse during the years ended December 31, 2002, 2003, and 2004. The outstanding principal balance of notes receivable sold with recourse was $17,000 and $0, respectively, as of December 31, 2003 and 2004.

     During 2003, the Company sold $40.4 million of notes receivable to the SPE and recognized pre-tax gains of $3.2 million. In conjunction with these sales, the Company received cash consideration of $31.8 million, which was primarily used to pay down borrowings under its revolving loan facilities. During 2004, the Company sold $27.4 million of notes receivable to the SPE and recognized pre-tax gains of $1.9 million. In conjunction with these sales, the Company received cash consideration of $20.6 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded all of these purchases through advances under a credit agreement arranged for this purpose.

     In the event cash flows from the notes receivable held by the SPE are sufficient to pay all debt service obligations, fees, and expenses, the Company may receive distributions from the SPE. For the years ended December 31, 2004 and 2003, the Company received $12.0 million and $7.9 million, respectively, in cash distributions from the SPE.

     At December 31, 2004, the SPE held notes receivable totaling $84.5 million, with related borrowings of $64.1 million. The Company continues to service all notes receivable sold for a fee of 1% of eligible notes held by the SPE. Fees received by the Company for servicing sold notes were $547,000, $904,000, and $684,000 for the years ended December 31, 2002, 2003, and 2004, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

     Under the terms of the revolving credit agreement, the Registrant has no obligation to repurchase defaulted receivables sold to the SPE. If the obligor on a receivable sold to the SPE defaults, the Registrant, as servicer, is required to follow agreed upon collection procedures on behalf of the SPE. In the event these collection procedures are unsuccessful, the SPE may sell the defaulted asset at auction. The credit agreement with the SPE’s lender provides that the Registrant is not precluded from bidding at an auction held to sell defaulted Vacation Intervals; however, the credit agreement also provides that the Registrant may not bid less than the net fair market value of the defaulted Vacation Interval, which by agreement with the SPE’s lender will be at least 15% of the original acquisition price paid by the obligator for the defaulted Vacation Interval. For the years ended December 31, 2004 and 2003, the Registrant paid approximately $2.5 million and $3.5 million, respectively, at public auction to repurchase defaulted Vacation Intervals from its SPE.

     The Company considers accounts over 60 days past due to be delinquent. As of December 31, 2004, $2.0 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $42.8 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

     The activity in gross notes receivable is as follows for the years ended December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Balance, beginning of period	$261,784	$241,751
Sales	105,123	116,573
Collections	(57,420)	(62,078)
Receivables charged off	(27,342)	(19,845)
Sold notes receivable	(40,394)	(27,429)

Balance, end of period	$241,751	$248,972

     The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	December 31,
	2002	2003	2004
Balance, beginning of period	$54,744	$28,547	$48,372
Provision for credit losses	24,562	53,673	26,811
Receivables charged off	(36,486)	(27,342)	(19,845)
Allowance related to notes sold	(14,273)	(6,506)	(2,832)

Balance, end of period	$28,547	$48,372	$52,506

     The provision for customer returns, which are cancellations of sales whereby the customer fails to make the first installment payment, are recorded as a charge to Vacation Interval sales. For the years ended December 31, 2002, 2003, and 2004, the provision for customer returns was $4.0 million, $4.0 million, and $4.1 million, respectively.

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

     The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. The allowance for doubtful accounts was 21.1% of gross notes receivable as of December 31, 2004. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

5. INVENTORIES

     Inventories consist of the following at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Timeshare units	$46,165	$50,169
Amenities	38,007	38,467
Land	7,805	11,114
Recovery of canceled and traded intervals	9,411	9,553
Other	11	—

Total	$101,399	$109,303

     Realization of inventories is dependent upon execution of management’s long-term sales plan for each resort, which extend for up to fifteen years. Such sales plans depend upon management’s ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

     Land, equipment, buildings, and utilities consist of the following at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Land	$2,276	$2,276
Vehicles and equipment	4,278	4,291
Utility plant, buildings, and facilities	15,187	15,902
Office equipment and furniture	28,482	28,739
Improvements	10,378	10,430

	60,601	61,638
Less accumulated depreciation	(33,113)	(37,263)

Land, equipment, buildings, and utilities, net	$27,488	$24,375

     Depreciation and amortization expense for the years ended December 31, 2002, 2003, and 2004 was $4.5 million, $3.8 million, and $3.6 million, respectively.

7. INCOME TAXES

     Income tax expense (benefit) consists of the following components for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	2002	2003	2004
Current income tax expense (benefit) – Federal	$(1,563)	$—	$—
Current income tax expense (benefit) – State	40	86	23
Deferred income tax expense (benefit) – Federal
Deferred income tax expense (benefit) – State	—	—	—

Total income tax expense (benefit)	$(1,523)	$86	$23

     A reconciliation of income tax expense (benefit) on reported pre-tax income (loss) at statutory rates to actual income tax expense (benefit) for the years ended December 31, 2002, 2003, and 2004 is as follows (in thousands):

	2002		2003		2004
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense (benefit) at statutory rates	$7,445	35.0%	$(4,842)	(35.0)%	$4,824	35.0%
State income taxes, net of Federal income tax benefit	659	3.1%	(429)	(3.1)%	427	3.1%
Deferred tax asset allowance	(9,798)	(46.1)%	3,744	27.0%	(7,376)	(53.5)%
Reconciliation to prior year tax return	—	—	811	5.9%	1,464	10.6%
Other, primarily permanent differences	171	0.8%	802	5.8%	684	5.0%

Total income tax expense (benefit)	$(1,523)	(7.2)%	$86	0.6%	$23	0.2%

     Deferred income tax assets and liabilities as of December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Deferred tax liabilities:
Depreciation	$4,809	$4,872
Installment sales income	79,588	80,383

Total deferred tax liabilities	84,397	85,255

	2003	2004
Deferred tax assets:
Net operating loss carryforward – pre Exchange Offer	60,672	49,097
Net operating loss carryforward – post Exchange Offer	28,676	34,116
Impairment of long-lived assets	5,081	4,698
Other	406	406

Total deferred tax assets	94,835	88,317

Net deferred tax liability (asset)	(10,438)	(3,062)

Deferred tax asset allowance	10,438	3,062

Net deferred tax asset	$—	$—

     The Company reports substantially all Vacation Interval sales, which it finances, on the installment method for federal income tax purposes. Under the installment method, the Company does not recognize income on sales of Vacation Intervals until the down payment or installment payment on customer receivables are received by the Company. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2004.

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

     The federal net operating losses (“NOL”) expire between 2018 through 2021. Realization of the deferred tax assets arising from NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL as a result of normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

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

     The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2004 (in thousands):

Expiration Dates

2018	$7,330
2019	57,887
2020	132,241
2021	27,390

$224,848

8. DEBT

     Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%)	$25,095	$37,514
$11.3 million term loan with an interest rate of 8%, due in March 2007	10,998	9,991
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%)	28,325	37,039
$11.0 million term loan with an interest rate of 8%, due in March 2007	10,845	9,852
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%)	3,734	5,250
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,558	1,415
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	66,381	50,299
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of July 2004 the loan agreement is limited to a $25 million revolver with an interest rate of the higher of Prime or Federal Funds plus 2.75% with a 6% floor, revolving through March 2006)	16,897	18,689
$5.4 million term loan with an interest rate of 8%, due in March 2007 (paid in full as of July 2004)	5,412	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	17,009	9,080
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	8,345	5,735
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	—	10,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor (as of August 2004 the loan agreement is limited to $6 million)	—	6,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of LIBOR plus 3.5% with a 6% floor	7,733	—
Various notes, due from May 2005 through February 2009, collateralized by various assets with interest rates ranging from 0.9% to 10.3%	1,676	7,122

Total notes payable	214,008	217,986
Capital lease obligations	1,329	324

Total notes payable and capital lease obligations	215,337	218,310

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	—	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	28,467	3,796
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	5,978	4,270

Total senior subordinated notes	36,591	34,883

Total	$251,928	$253,193

     At December 31, 2004, LIBOR rates on the Company’s senior credit facilities were from 2.03% to 2.42%, and the Prime rate was 5.00%.

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

     Such credit facilities also contain operating covenants requiring the Company to (i) maintain a minimum tangible net worth of $100 million or greater, as defined, sales and marketing expenses as a percentage of sales below 55.0%, notes receivable delinquency rate below 25%, a minimum interest coverage ratio of 1.25 to 1, and positive net income; (ii) maintain its legal existence and be in good standing in any jurisdiction where it conducts business; (iii) remain in the active management of the Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

     As of December 31, 2002, the Company was in compliance with these operating covenants. However, due to the results of the quarter ended March 31, 2003, the Company was not in compliance with several of the financial covenants described above during 2003. In November 2003, the Company entered into agreements with its three senior lenders whereby the covenant defaults were waived, and as a result, the Company was in compliance with these operating covenants as of December 31, 2003 and 2004. However, such future results cannot be assured.

     In addition, as a result of the loss for the quarter ended March 31, 2003, the Company’s SPE was in default of financial covenants with its lender. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with the SPE whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003.

     In December 2003, the Company closed a $66.4 million conduit term loan transaction through a wholly-owned financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”). This conduit loan was arranged through one of the Company’s existing senior lenders. Under the terms of the conduit loan, the Company sold approximately $78.1 million of its Vacation Interval receivables to its subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables from Silverleaf was financed by the existing senior lender through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from the Company. All customer receivables transferred from the Company to SF-II have been pledged as security to the senior lender. The senior lender also received as additional collateral a pledge of all of the Company’s equity interest in SF-II and a $15.7 million demand note from the Company to SF-II under which payment may be demanded if SF-II defaults on its loan from the lender. There is no additional recourse to the Company other than SF-II and the demand note. Proceeds from the sale of the receivables to SF-II were used by the Company to pay down approximately $65.5 million of amounts outstanding under its two senior revolving credit facilities. The senior lender’s conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

     As a result of the closing of the $66.4 million conduit loan, the Company obtained a two-year extension of its senior revolving credit facilities with two of its senior lenders. The revolving period on these two facilities are now extended through March 31, 2006. Additionally, the Company obtained an extension of its existing revolving credit facility through the Company’s SPE through March 31, 2006. In order to obtain the two-year extension of this facility, however, we agreed that the principal amount of the facility would be reduced from $100 million to $85 million. Effective March 31, 2005, the principal amount of the facility will be reduced from $85 million to $75 million. Furthermore, in the third quarter of 2004 the Company restructured its loan facility with one of its senior lenders whereby the existing $35 million revolving component was reduced to $25 million and the due date was extended to March 2009. In addition, the existing $5.4 million term component was paid in full, and a new $10 million revolving component was established, which will be due in March 2009, and will be collateralized by either the Company’s notes receivable or inventory.

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

     In June 2004 the Company completed an offer to exchange $24.7 million in principal amount of its 6% senior subordinated notes due 2007 for $24.7 million in principal amount of its 8% senior subordinated notes due 2010 and a cash payment of approximately $271,000, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.

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

     The Company has developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, the Company considers the customer account to be current. Under the Company’s notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2003 and 2004, a total of $42.8 million and $38.7 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2003 and 2004, approximately $77,000 and $83,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

     Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2004 (in thousands):

2005	$3,713
2006	12,223
2007	130,997
2008	2,523
2009	28,767
Thereafter	74,970

Total	$253,193

     Total interest expense for the years ended December 31, 2002, 2003, and 2004 was $22.2 million, $16.6 million, and $17.6 million, respectively. Interest of $271,000, $279,000, and $322,000 was capitalized to inventory during the years ended December 31, 2002, 2003, and 2004, respectively.

     As of December 31, 2004, eligible customer notes receivable with a face amount of $228.8 million and interval inventory of $29.9 million were pledged as collateral.

9. COMMITMENTS AND CONTINGENCIES

     Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Additionally, by agreement of the parties, the court has ordered that the special master will hear the lawsuit without a jury beginning on September 6, 2005 and make a recommendation for disposition of the case to the court. Discovery continued in the lawsuit during 2004, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

     Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. If the settlement agreement is fully implemented, the Company estimates that its maximum future exposure will be limited to no more than $200,000. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

     The Company has entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 2002, 2003, and 2004 was $2.8 million, $2.4 million, and $2.3 million, respectively. The Company has also acquired equipment by entering into capital leases.

     The following table summarizes our scheduled contractual commitments as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Capital leases	$260	$25	$22	$22	$16	$—
Operating leases	1,900	1,757	1,627	1,225	759	—
Other purchase obligations:
Construction commitments	9,563	—	—	—	—	—
Employment agreements	1,445	—	—	—	—	—

Total	$13,168	$1,782	$1,649	$1,247	$775	$—

     Capital leases include $21,000 of future interest, using an approximate interest rate of 6.8%, which is the Company’s weighted average cost of borrowings as of December 31, 2004. We also have a $15.7 million demand note with SF-II that is not included, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

     Equipment acquired under capital leases consists of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004
Amount of equipment under capital leases	$9,168	$5,447
Less accumulated depreciation	(6,793)	(4,507)

	$2,375	$940

     At December 31, 2004, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $249.0 million with an allowance for uncollectible notes of approximately $52.5 million.

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

     Stock option transactions during 2002, 2003, and 2004 are summarized as follows:

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price per Share	Of Shares	Price per Share	Of Shares	Price per Share
Options outstanding, beginning of year	1,078,500	$14.08	1,402,000	$9.76	3,704,979	$3.64
Granted	460,000	$0.29	4,550,958	$0.32	—	$—
Exercised	—	$—	—	$—	(33,332)	$0.32
Expired	—	$—	(2,175,479)	$0.32	—	$—
Forfeited	(136,500)	$11.97	(72,500)	$13.24	(20,000)	$16.74

Options outstanding, end of year	1,402,000	$9.76	3,704,979	$3.64	3,651,647	$3.60

Exercisable, end of year	863,500	$15.17	990,250	$12.69	1,953,549	$6.45

     For stock options outstanding at December 31, 2004:

		Weighted	Weighted		Weighted Average
		Average	Average	Number of	Exercise Price of
	Number of Options	Exercise Price	Remaining	Options	Options
Range of Exercise Prices	Outstanding	per Option	Life in Years	Exercisable	Exercisable
$16.00 – $25.50	650,500	$16.76	3.5	650,500	$16.76
$ 7.31 – $ 7.31	149,000	7.31	5.0	149,000	7.31
$ 3.59 – $ 3.69	75,000	3.64	6.0	75,000	3.64
$ 0.29 – $ 0.32	2,777,147	0.31	8.8	1,079,049	0.31

Total	3,651,647			1,953,549

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS No. 123”). The Company applies the accounting methods of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB No. 25”), and related Interpretations in accounting for its stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 2002, 2003, and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2003	2004
Net income (loss) — as reported	$22,793	$(13,920)	$13,759
Net income (loss) — pro forma	22,033	(14,388)	13,462

Net income (loss) per share — as reported: Basic	0.79	(0.38)	0.37
Net income (loss) per share — as reported: Diluted	0.79	(0.38)	0.35

Net income (loss) per share — pro forma: Basic	0.76	(0.39)	0.37
Net income (loss) per share — pro forma: Diluted	0.76	(0.39)	0.35

     There were no stock options granted in 2004. The weighted average fair value per common stock option granted during 2002 and 2003 were $0.31 and $0.29, respectively. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 217.3% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

11. DISCONTINUED OPERATIONS

     As of December 31, 2004, the water and utility property assets and liabilities have been designated as held for sale. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The carrying amounts of the water and utility property assets and liabilities are summarized below (in thousands):

	December 31,
	2003	2004
Cash	$452	$841
Amount due from affiliates	142	150
Land, equipment, buildings, and utilities, net	12,007	11,912
Prepaid and other assets	62	55

Total assets	$12,663	$12,958

Accounts payable	$71	$70

Total liabilities	$71	$70

     The condensed consolidated statements of operations of discontinued operations are summarized as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
REVENUES:
Other income	2,320	2,739	2,860

Total revenues	2,320	2,739	2,860

COSTS AND OPERATING EXPENSES:
Other expense	1,115	1,184	1,376
Depreciation and amortization	698	760	859
Interest expense	1	1	1

Total costs and operating expenses	1,814	1,945	2,236

Net income from discontinued operations	$506	$794	$624

12. RELATED PARTY TRANSACTIONS

     Each timeshare owners’ association has entered into a management agreement, which authorizes the Clubs to manage the resorts. The Clubs, in turn, have entered into management agreements with the Company, whereby the Company manages the operations of the resorts. Pursuant to the management agreements, the Company receives a management fee equal to the lesser of 15% of gross revenues for Silverleaf Club or the net income of each Club. However, if the Company does not receive the aforementioned maximum fee, such deficiency is deferred for payment in the succeeding years, subject again to the net income limitation. The Silverleaf Club management agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. During the years ended December 31, 2002, 2003, and 2004, the Company recorded management fees of $1.9 million, $1.5 million, and $1.2 million, respectively, in management fee income.

     The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, a separate allocation is charged by the Clubs to the Company. During the years ended December 31, 2002, 2003, and 2004, the Company incurred $183,000, $247,000, and $252,000, respectively, of expenses under these agreements. Likewise, to the extent the Company provides payroll, administrative, and other services that directly benefit the Clubs, a separate allocation is charged by the Company to the Clubs. During the years ended December 31, 2002, 2003, and 2004, the Company charged the Clubs $2.5 million, $3.3 million, and $3.3 million, respectively, under these agreements.

     The following schedule represents amounts due from and to affiliates at December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Timeshare owners associations and other, net	$145	$153
Amount due from Silverleaf Club	—	135
Amount due from Crown Club	5	—

Total amounts due from affiliates	$150	$288

Amount due to Silverleaf Club	$78	$—
Amount due to SPE	576	929
Amount due to officer	2	—

Total amounts due to affiliates	$656	$929

     During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its assets. As of December 31, 2004, Silverleaf Club’s related note payable balance was $579,000.

     At December 31, 2003 and 2004, the amount due to SPE primarily relates to upgrades of sold notes receivable. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

     The William H. Francis Trust (the “Trust”), a trust for which a director of the Company serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995, between the Trust and a subsidiary of the Company, which was dissolved after its assets and liabilities, including the Net Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, the affiliate agreed to provide consulting services to the Company. During 2000, the affiliate was paid $49,637 under this agreement. During 2001, the Company sold additional parcels of this land and accrued a liability of $10,614 to the affiliate, which was paid in the first quarter of 2003. As of December 31, 2004, the Company owns approximately 11 acres of land that is subject to this net profits interest.

     Prior to 2003, the Company held ownership interests and other rights in several tracts of mostly flood plain land which were unsuitable for residential or commercial development (“flood plain land”). These tracts are adjacent to the Company’s Holly Lake Ranch resort in Texas. In 1997, the Company entered into a ten-year hunting lease with Mr. Mead, who is a principal shareholder, officer and director of the Company. The hunting lease granted Mr. Mead the exclusive right to use for hunting purposes certain parts of the flood plain land for an annual payment equal to the property taxes attributable to the land. The lease also provides for up to four additional ten-year extensions of its term. The flood plain land is also partially encumbered by recreational use agreements in favor of certain surrounding homeowners and agreements with an unrelated third party governmental entity, the Sabine River Authority (“SRA”). The Company does not possess any of the mineral rights associated with this land. As a 2003 bonus to Mr. Mead, the Compensation Committee approved assigning to him the approximately 449 acres of this flood plain land actually owned by the Company. The Company also agreed to quitclaim to Mr. Mead all of its rights, including reversionary rights from the SRA, in two other tracts of flood plain land of approximately 619 and 466 acres each, which are owned by the SRA but currently held by the Company and a homeowner’s association under a long term ground lease. If the SRA ever abandons its plans to create a reservoir involving these two tracts or fails to pay a prior owner for the tracts by December 31, 2009, title to these tracts will revert to Mr. Mead as a result of the Company’s quitclaim to him. The Compensation Committee determined that the aggregate market value at December 31, 2003 of the Company’s ownership interests and other rights in these three tracts of flood plain land was approximately $73,000. This determination of market value was based upon an independent appraisal from an independent appraisal firm retained by the Compensation Committee. The Company’s basis in these three tracts of flood plain land was zero, and it had an offsetting gain of approximately $73,000 in adjusting it to fair value at December 31, 2003. Subsequently, in February 2005 the Board of Directors (with Mr. Mead abstaining) approved a correction of the 2003 bonus transaction to make a county road the dividing line between the properties. This involved a conveyance of approximately 25 acres back to the Company, the conveyance of approximately 42 acres to Mr. Mead, and a cash payment by Mr. Mead for the 17 acre difference based on market value, as previously determined by the independent appraiser retained by the Compensation Committee.

     During 2004, the Company retained the services of Francis Enterprises, Inc., a government affairs consulting firm owned by Mr. Francis, to advise the Company with respect to certain regulatory actions taken by the Federal Trade Commission and the Federal Communications Commission in implementing the national do-not-call list. The Company paid Mr. Francis’ firm $75,000 during 2004 for such services.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The Company had senior subordinated notes of $36.6 million and $34.9 million as of December 31, 2003 and 2004, respectively. The estimated fair value of these senior subordinated notes at December 31, 2003 and 2004 was approximately $23.0 million and $21.9 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

     Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

14. SUBSIDIARY GUARANTEES

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

     The Guarantor Subsidiaries had no operations for the years ended December 31, 2002, 2003, and 2004. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2003 and 2004, is as follows (in thousands):

	December 31,
	2003	2004
Other assets	$1	$2

Total assets	$1	$2

Investment by parent (includes equity and amounts due to parent)	$1	$2

Total liabilities and equity	$1	$2

15. 401(k) PLAN

     The Company’s 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. The Company is not required by the Plan to match employee contributions, however, it may do so on a discretionary basis. The Company incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2002, 2003, and 2004.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 2003 and 2004 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2004	$42,477	$48,172	$47,771	$45,257

2003	$40,812	$43,684	$44,102	$39,068

Total costs and operating expenses
2004	$40,265	$45,255	$43,953	$41,046

2003	$68,019	$41,132	$41,177	$38,342

Net income (loss) from continuing operations
2004	$2,215	$2,892	$3,818	$4,211

2003	$(25,963)	$2,493	$8,033	$723

Income from discontinued operations
2004	$129	$160	$214	$121

2003	$142	$197	$271	$184

Net income (loss)
2004	$2,344	$3,052	$4,032	$4,332

2003	$(25,821)	$2,690	$8,304	$907

Net income (loss) per common share from continuing operations: basic
2004	$0.06	$0.07	$0.10	$0.12

2003	$(0.70)	$0.06	$0.22	$0.02

Income per common share from discontinued operations: basic
2004	$0.00	$0.01	$0.01	$0.00

2003	$0.00	$0.01	$0.01	$0.00

Net income (loss) per common share: basic
2004	$0.06	$0.08	$0.11	$0.12

2003	$(0.70)	$0.07	$0.23	$0.02

Net income (loss) per common share from continuing operations: diluted
2004	$0.06	$0.07	$0.09	$0.11

2003	$(0.70)	$0.06	$0.22	$0.02

Income per common share from discontinued operations: diluted
2004	$0.00	$0.01	$0.01	$0.00

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003	$0.00	$0.01	$0.01	$0.00

Net income (loss) per common share: diluted
2004	$0.06	$0.08	$0.10	$0.11

2003	$(0.70)	$0.07	$0.23	$0.02

     Net income (loss) increased to income of $2.3 million during the first quarter of 2004 versus a loss of $25.8 million for the same period of 2003, primarily due to the $28.7 million increase to the original estimate for the provision for uncollectible notes in the first quarter of 2003, discussed further in Note 4 – Notes Receivable.

     Net income decreased to $4.0 million during the third quarter of 2004 from $8.3 million during the third quarter of 2003, due to a $5.1 million gain on early extinguishment of debt during the third quarter of 2003, partially offset by improved operating margins during the third quarter of 2004 versus the same period of 2003.

     Net income increased to $4.3 million during the fourth quarter of 2004 from $907,000 during the fourth quarter of 2003, primarily due to higher sales and interest income, partially offset by larger operating expenses, during the fourth quarter of 2004 versus the same period of 2003.

17. SUBSEQUENT EVENTS

     On March 11, 2005, the Company sold the water distribution and waste water treatment utilities assets at eight of its timeshare resorts for an aggregate purchase price of $13.2 million, which will result in a gain of approximately $1.0 million if all conditions of the sale are met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the Company’s eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge the Company’s timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the Company’s sale of these utility assets will be used to reduce senior debt in accordance with the Company’s loan agreements with its senior lenders.

     Notwithstanding the closing of this sale of utilities assets, the Agreement contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. Specifically, if the Purchasers do not receive required approvals from Missouri regulators relating to the utility assets in Missouri (the “Missouri Assets”) within twelve months of closing, the Missouri Assets will be reconveyed to the Company, the transaction involving the Missouri Assets will be rescinded, and the Company will be obligated to return to the Purchasers approximately $3.8 million of the purchase price attributable to the Missouri Assets. Similarly, if the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to the Company, the transaction involving the Texas Assets will be rescinded, and the Company will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.