Form 10-Q
period 2005-03-31
SILVERLEAF RESORTS INC
filed 2005-05-13
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of May 13, 2005: 36,949,698

Explanatory Note

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS “BELIEVE,” “INTEND,” “ANTICIPATE,” “EXPECTS,” AND WORDS OF SIMILAR IMPORT, ARE “FORWARD-LOOKING STATEMENTS” AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY’S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING “CAUTIONARY STATEMENTS” BEGINNING ON PAGE 19 OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

SILVERLEAF RESORTS, INC.

PART I: FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Vacation Interval sales	$30,137	$31,987
Sampler sales	641	446

Total sales	30,778	32,433

Interest income	9,757	8,926
Management fee income	450	300
Gain on sales of notes receivable	669	426
Other income	426	392

Total revenues	42,080	42,477

Costs and Operating Expenses:
Cost of Vacation Interval sales	4,718	6,035
Sales and marketing	17,184	16,467
Provision for uncollectible notes	5,275	6,400
Operating, general and administrative	6,728	6,180
Depreciation and amortization	798	901
Interest expense and lender fees	4,385	4,282

Total costs and operating expenses	39,088	40,265

Income before benefit (provision) for income taxes and discontinued operations	2,992	2,212
Benefit (provision) for income taxes	(598)	3

Net income from continuing operations	2,394	2,215

Discontinued Operations
Income from discontinued operations (net of taxes)	128	129

Net income	$2,522	$2,344

Basic income per share:
Net income from continuing operations	$0.07	$0.06

Income from discontinued operations	$—	$—

Net income	$0.07	$0.06

Diluted income per share:
Net income from continuing operations	$0.06	$0.06

Income from discontinued operations	$—	$—

Net income	$0.06	$0.06

Weighted average basic shares outstanding:	36,861,169	36,841,557

Weighted average diluted shares outstanding:	38,943,016	38,885,864

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$8,359	$10,935
Restricted cash	3,877	3,428
Notes receivable, net of allowance for uncollectible notes of $52,741 and $52,506, respectively	193,946	196,466
Accrued interest receivable	2,130	2,207
Investment in special purpose entity	3,702	5,173
Amounts due from affiliates	124	288
Inventories	112,691	109,303
Land, equipment, buildings, and utilities, net	11,777	24,375
Land held for sale	2,991	2,991
Prepaid and other assets	12,004	14,340

TOTAL ASSETS	$351,601	$369,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$9,012	$7,980
Accrued interest payable	1,329	1,302
Amounts due to affiliates	1,253	929
Unearned revenues	5,736	4,634
Notes payable and capital lease obligations	195,392	218,310
Senior subordinated notes	34,883	34,883

Total Liabilities	247,605	268,038

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,876,616 shares outstanding at March 31, 2005, and 36,860,238 shares outstanding at December 31, 2004	372	372
Additional paid-in capital	116,426	116,614
Retained deficit	(8,392)	(10,914)
Treasury stock, at cost, 372,390 shares at March 31, 2005 and 388,768 shares at December 31, 2004	(4,410)	(4,604)

Total Shareholders’ Equity	103,996	101,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,601	$369,506

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Deficit	Shares	Cost	Total
January 1, 2005	37,249,006	$372	$116,614	$(10,914)	388,768	$(4,604)	$101,468

Exercise of stock options	—	—	(188)	—	(16,378)	194	6
Net income	—	—	—	2,522	—	—	2,522

March 31, 2005	37,249,006	$372	$116,426	$(8,392)	372,390	$(4,410)	$103,996

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,522	$2,344
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(128)	(129)
Provision for uncollectible notes	5,275	6,400
Depreciation and amortization	798	901
Gain on sales of notes receivable	(669)	(426)
Proceeds from sales of notes receivable	6,021	6,153
Cash effect from changes in assets and liabilities:
Restricted cash	(449)	(1,041)
Notes receivable	(8,216)	(11,520)
Accrued interest receivable	77	71
Investment in special purpose entity	1,471	(769)
Amounts due from affiliates	1,272	1,705
Inventories	(3,283)	1,406
Prepaid and other assets	2,220	(1,432)
Accounts payable and accrued expenses	1,026	926
Accrued interest payable	27	140
Unearned revenues	224	192

Net cash provided by operating activities — continuing operations	8,188	4,921

Net cash used in operating activities — discontinued operations	(841)	(222)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(112)	(98)
Proceeds from sale of discontinued operations	13,101	—

Net cash provided by (used in) investing activities	12,989	(98)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	41,855	20,300
Payments on borrowings to unaffiliated entities	(64,773)	(23,999)
Proceeds from exercise of stock options	6	5

Net cash used in financing activities	(22,912)	(3,694)

Net change in cash and cash equivalents	(2,576)	907

CASH AND CASH EQUIVALENTS:
Beginning of period	10,935	4,093

End of period	$8,359	$5,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$3,615	$3,577
Income taxes paid	$350	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	$21	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (“the Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

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

The Company receives fees for management services provided to each timeshare resort’s owners’ association (a “Club”). These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

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

Investment in Special Purpose Entity — The Company is party to a $75 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate – ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades – ranging from 5.8% to 6.2%; expected credit losses – ranging from 5.6% to 8.1%; discount rate – ranging from 13.5% to 19%; base interest rate – ranging from 3.3% to 4.4%; agent fee – ranging from 2% to 2.37%; and loan servicing fees — 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.

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

Prepaid and Other Assets — Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, novelty inventories, deposits, collected cash in lender lock boxes which have not yet been applied to the loan balances by the lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt.

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

Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

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

As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB No. 25, provide the disclosure requirements of SFAS No. 123 and, as of December 31, 2002, adopted the disclosure requirements of SFAS No. 148. Although the Company selected an accounting policy which requires only the excess of the market value of its common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net income is required as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Pro forma net income applicable to the options granted is not likely to be representative of the effects on reported net income for future years. The fair value for these options is estimated at the date of grant using the Black-Scholes option-pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	March 31,	March 31,
	2005	2004
Net income, as reported	$2,522	$2,344
Stock-based compensation expense recorded under the intrinsic value method	—	—
Pro forma stock-based compensation expense computed under the fair value method	(64)	(77)

Pro forma net income	$2,458	$2,267

Net income per share, basic
As reported	$0.07	$0.06
Pro forma	$0.07	$0.06
Net income per share, diluted
As reported	$0.06	$0.06
Pro forma	$0.06	$0.06

There were no stock options granted during the first quarters of 2004 or 2005.

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

Reclassifications — Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income (loss). In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The first quarter of 2004 has been reclassified for comparability, as required.

Recent Accounting Pronouncements —

SFAS No. 151 – In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not impact the Company’s consolidated financial position or results of operations.

SFAS No. 152 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial

Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The Company is still evaluating the impact the adoption of SFAS No. 152 will have on its results of operations, financial position, and future financial statements.

SFAS No. 123 – In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for the next fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

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

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Weighted average shares outstanding — basic	36,861,169	36,841,557
Issuance of shares from stock options exercisable	2,718,909	2,793,813
Repurchase of shares from stock options proceeds	(637,063)	(749,506)

Weighted average shares outstanding — diluted	38,943,016	38,885,864

Outstanding stock options totaling approximately 2,621,346 and 2,793,813 were dilutive securities that were included in the computation of diluted EPS at March 31, 2005 and 2004, respectively. Outstanding stock options totaling approximately 871,500 and 889,500 were not dilutive at March 31, 2005 and 2004, respectively, because the exercise price for such options substantially exceeded the market price for the Company’s shares.

Note 4 – Notes Receivable

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2005 was approximately 15.2%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.9 million and $1.5 million at March 31, 2005 and 2004, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three-month period ended March 31, 2005 and 2004 (in thousands):

	March 31,
	2005	2004
Balance, beginning of period	$248,972	$241,751
Sales	25,995	26,793
Collections	(16,151)	(14,649)
Receivables charged off	(4,111)	(5,503)
Sold notes receivable	(8,018)	(8,200)

Balance, end of period	$246,687	$240,192

The Company considers accounts over 60 days past due to be delinquent. As of March 31, 2005, $700,000 of notes receivable, net of accounts charged off, were considered delinquent. An additional $42.4 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Balance, beginning of period	$52,506	$48,372
Provision for credit losses	5,275	6,400
Receivables charged off	(4,111)	(5,503)
Allowance related to notes sold	(929)	(704)

Balance, end of period	$52,741	$48,565

During the first quarter of 2005, the Company sold $8.0 million of notes receivable and recognized pre-tax gains of $669,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its revolving loan facilities.

Note 5 – Debt

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%)	$30,891	$37,514
$11.3 million term loan with an interest rate of 8%, due in March 2007	—	9,991
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%)	30,647	37,039
$11.0 million term loan with an interest rate of 8%, due in March 2007	—	9,852
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%)	4,569	5,250
$1.7 million term loan with an interest rate of 8%, due in March 2007	—	1,415
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	47,304	50,299
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	26,334	—

	March 31,	December 31,
	2005	2004
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of July 2004 the loan agreement is limited to a $25 million revolver with an interest rate of the higher of Prime or Federal Funds plus 2.75% with a 6% floor, revolving through March 2006)	18,478	18,689
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	—	9,080
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	—	5,735
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	10,000	10,000
$10 million inventory loan agreement, which contains certain financial covenants, due March 2009, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, due March 2009, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor (as of August 2004 the loan agreement is limited to $6 million)	6,000	6,000
$5 million inventory loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	5,000	—
Various notes, due from May 2005 through September 2009, collateralized by various assets with interest rates ranging from 0.9% to 12.4%	5,932	7,122

Total notes payable	195,155	217,986
Capital lease obligations	237	324

Total notes payable and capital lease obligations	195,392	218,310
8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	4,270	4,270

Total senior subordinated notes	34,883	34,883

Total	$230,275	$253,193

At March 31, 2005, LIBOR rates on the Company’s senior credit facilities were from 2.56% to 2.93%, and the Prime rate was 5.50%. At December 31, 2004, LIBOR rates on the Company’s senior credit facilities were from 2.03% to 2.42%, and the Prime rate was 5.00%.

On March 28, 2005, the Company entered into a $26.3 million amendment and expansion of its existing conduit term loan agreement with SF-II. Under the terms of the amendment, the Company sold approximately $31.0 million of notes receivable and received cash proceeds of approximately $26.3 million. The cash proceeds were used to retire all of the $12.5 million aggregate balance outstanding under two of the Company’s non-revolving credit facilities with one of its senior lenders. The remaining $13.8 million of net cash proceeds were used to repay a portion of the Company’s revolving credit facilities. The new conduit term loan with SF-II will mature in 2011 and bears interest at a fixed annual rate of 7.9%.

On March 31, 2005, the $20.7 million aggregate outstanding balance due on the Company’s three term loans with one of its senior lenders were paid in full by the senior lender on behalf of the Company under the terms and conditions of the Company’s senior revolving credit facilities. Under these terms, the senior lender advanced funds available under its revolving facilities with the Company and applied those advances to the balances due under the term loans.

Upon the repayment of the term loans and the fulfillment of certain other conditions that were met on or before March 31, 2005, various amendments to the loan documents previously entered into between the Company and one of its senior lenders became effective and fully binding. These amendments provide for the elimination of certain restrictive covenants under which the Company had been operating under since its debt restructuring in May 2002. Among other things, the amendments, which became effective on March 31, 2005, eliminate the requirements that the Company must have a standby manager for its resorts, or a resort consultant, and that the Company operate within a business model under which it had been required to do since November 2003. The amendments also modify the Company’s existing tangible net worth covenant to make this covenant less restrictive. The modification of these covenants allows the Company more flexibility in pursuing both new financing arrangements and further modifications to its existing credit facilities.

The March 31, 2005 repayment of the Company’s term loans was made possible in part by a new $5 million inventory loan with one of the Company’s senior lenders. The new inventory loan matures in March 2007 and accrues interest at a variable rate equal to Prime plus 3%, with a 6% floor. The agreement between the Company and the senior lender also extends the due dates on the two other inventory loans with the same lender from 2007 to 2009.

Note 6 – Subsidiary Guarantees

As of March 31, 2005, all subsidiaries of the Company, except the SPE and SF-II, have guaranteed the $34.9 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the three months ended March 31, 2005 and 2004. Combined summarized balance sheet information as of March 31, 2005 and December 31, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Other assets	$2	$2

Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2

Total liabilities and equity	$2	$2

Note 7 – Discontinued Operations

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The three months ended March 31, 2004 has been reclassified for comparability, as required. The carrying amounts of the water and utility property assets and liabilities are summarized below (in thousands):

	March 31,	December 31,
	2005	2004
Cash	$—	$841
Amount due from affiliates	—	150
Land, equipment, buildings, and utilities, net	—	11,912
Prepaid and other assets	—	55

Total assets	$—	$12,958

Accounts payable	$—	$70

Total liabilities	$—	$70

On March 11, 2005, the Company sold the water distribution and waste water treatment utilities assets at eight of its timeshare resorts for an aggregate purchase price of $13.1 million, which will result in a gain of approximately

$879,000 when all conditions of the sale are met. At March 31, 2005 this deferred gain is included in unearned revenue. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the Company’s eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge the Company’s timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the Company’s sale of these utility assets were used to reduce senior debt in accordance with the Company’s loan agreements with its senior lenders.

Notwithstanding the closing of this sale of utilities assets, the agreement contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. Specifically, if the Purchasers do not receive required approvals from Missouri regulators relating to the utility assets in Missouri (the “Missouri Assets”) within twelve months of closing, the Missouri Assets will be reconveyed to the Company, the transaction involving the Missouri Assets will be rescinded, and the Company will be obligated to return to the Purchasers approximately $3.8 million of the purchase price attributable to the Missouri Assets. Similarly, if the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to the Company, the transaction involving the Texas Assets will be rescinded, and the Company will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets. The net income from discontinued operations is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
REVENUE:
Other income	$438	$627

COSTS AND OPERATING EXPENSES:
Other expense	278	303
Depreciation and amortization	—	195

Total costs and operating expenses	278	498

Income from discontinued operations	160	129
Provision for income taxes	(32)	—

Net income from discontinued operations	$128	$129

Note 8 – Commitments and Contingencies

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Additionally, by agreement of the parties, the court has ordered that the special master will hear the lawsuit without a jury beginning on September 6, 2005 and make a recommendation for disposition of the case to the court. Discovery continued in the lawsuit during the first quarter of 2005, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys’ fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed in writing to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. The Company believes that it will not incur any liability under these terms of settlement and the likelihood of payment by the Company is remote; however, in any event, the terms of settlement would limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the terms of settlement require that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company's $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of March 31, 2005, Silverleaf Club’s related note payable balance was $469,000.

Note 9 – Subsequent Events

On April 29, 2005, the Company entered into a $15 million inventory loan agreement and a $50 million receivables loan agreement with CapitalSource Finance, LLC (“CapitalSource”). Under the terms of the inventory loan agreement, the Company may from time to time borrow up to $15 million, which will be secured by a portion of its inventory of unsold timeshare intervals. The inventory loan agreement will mature on April 29, 2008 and bears interest at the rate of Prime plus 3%. Under the terms of the receivables loan agreement the Company may from time to time borrow up to an aggregate of $50 million, which will be secured by notes receivable from timeshare interval purchasers at an advance rate of 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged to CapitalSource as security for the loan. The receivables loan agreement will mature on April 29, 2008 and bears interest at a rate equal to LIBOR plus 4.25%. The proceeds from each of the CapitalSource loans will be used for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company’s Form 10-K for the year ended December 31, 2004.

The Company currently owns and operates 13 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents a Vacation Interval ownership base of over 89,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended
	March 31,
	2005	2004
As a percentage of total revenues:
Vacation Interval sales	71.6%	75.3%
Sampler sales	1.5%	1.1%

Total sales	73.1%	76.4%

Interest income	23.2%	21.0%
Management fee income	1.1%	0.7%
Gain on sale of notes receivable	1.6%	1.0%
Other income	1.0%	0.9%

Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	15.7%	18.9%
Provision for uncollectible notes	17.5%	20.0%

As a percentage of total sales:
Sales and marketing	55.8%	50.8%

As a percentage of total revenues:
Operating, general and administrative	16.0%	14.5%
Depreciation and amortization	1.9%	2.1%

As a percentage of interest income:
Interest expense and lender fees	44.9%	48.0%

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues

Revenues for the quarter ended March 31, 2005 were $42.1 million, representing a $396,000 decrease from revenues of $42.5 million for the quarter ended March 31, 2004. The decrease is primarily due to decreased sales, partially offset by increased interest income and gain on sales of notes receivable during the first quarter of 2005 versus the same period of 2004.

The following table summarizes our Vacation Interval sales (dollars in thousands).

	2005			2004
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$15,009	1,280	$11,726	$14,905	1,402	$10,631
Upgrade Interval Sales to Existing Customers	4,959	650	7,629	9,676	1,328	7,286
Additional Interval Sales to Existing Customers	10,169	1,193	8,524	7,406	880	8,416

Total	$30,137			$31,987

Overall, Vacation Interval sales decreased $1.9 million during the first quarter of 2005 versus the first quarter of 2004, primarily due to lower interval sales to existing customers, due to the testing of new sales programs for existing customers during the first quarter of 2005. As of April 1, 2005 the Company has ended the tests and returned to previous programs. The number of interval sales to new customers decreased 8.7%, but average prices increased 10.3%, resulting in a 0.7% net increase in the sales amount, and the number of interval sales to existing customers decreased 16.5%, but average prices increased 6.1%, resulting in an 11.4% net decrease in the sales amount during the first quarter of 2005 versus the same period of 2004. Total interval sales for the first quarter of 2005 included 628 biennial intervals (counted as 314 Vacation Intervals) compared to 264 biennial intervals (counted as 132 Vacation Intervals) in the first quarter of 2004.

Sampler sales increased $195,000 to $641,000 for the quarter ended March 31, 2005, compared to $446,000 for the same period in 2004. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first quarter of 2005 relate to 2003 sales activity.

Interest income increased $831,000, or 9.3%, to $9.8 million during the first quarter of 2005 from $8.9 million during the same period of 2004. The increase primarily resulted from the higher average outstanding notes receivable balance during the first quarter of 2005 versus the same period of 2004, primarily due to the increase in Vacation Interval sales during the last nine months of 2004. In addition, the average yield on the Company’s outstanding notes receivable increased to 15.2% at March 31, 2005 from 14.9% at March 31, 2004.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $450,000 for the first quarter of 2005 versus $300,000 for the first quarter of 2004, due primarily to increased profitability of the resorts’ management clubs during the first quarter of 2005 versus the same period of 2004.

Gain on sales of notes receivable was $669,000 for the first quarter of 2005, resulting from the sale of $8.0 million of notes receivable to the SPE. The $426,000 gain in the first quarter of 2004 resulted from the sale of $8.2 million of notes receivable to the SPE.

Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income remained fairly constant at $427,000 for the first quarter of 2005 versus $392,000 for the same period of 2004.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 15.7% during the first quarter of 2005 versus 18.9% for the same period of 2004 primarily due to the Company selling a much higher percentage of its lower cost inventory in the first quarter of 2005 versus selling primarily its higher cost inventory during the same period of 2004. The $1.3 million decrease in cost of sales in the first quarter of 2005 compared to the first quarter of 2004 is primarily due to the inventory costing and to a lesser extent, lower sales.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales increased to 55.8% for the quarter ended March 31, 2005, from 50.8% for the same period of 2004. The increased percentage is the result of lower interval sales to existing customers, as described in Revenues above, and higher sales and marketing expenses. Sales and marketing expense increased $717,000 for the first quarter of 2005, as compared to the same period of 2004. This was primarily the result of increased marketing expenses related to more expensive direct mail marketing programs established during the first quarter of 2005 for outside sales to new customers, and the expansion of programs to existing customers during the first quarter of 2005.

Certain credit facilities of the Company contain a financial covenant that requires sales and marketing expense to be 55% or less of total sales for the latest rolling twelve months. For the latest rolling twelve months ended March 31, 2005, this percentage was 52.4%. Historically, this percentage is higher in the first and fourth quarters when sales volumes are lower, and lower in the second and third quarters when sales volumes are higher. Accordingly, we do not currently foresee issues regarding compliance with this financial covenant for the remainder of the year ending December 31, 2005.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% in the first quarter of 2005 compared to 20.0% for the first quarter of 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 21.4% and 21.1% of gross notes receivable as of March 31, 2005 and 2004, respectively. Management will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 16.0% for the first quarter of 2005, from 14.5% for the same period of 2004. Overall, operating, general and administrative expense increased by $548,000 for the first quarter of 2005, as compared to the same period of 2004. This was primarily due to increased salaries and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.9% for the quarter ended March 31, 2005 versus 2.1% for the same quarter of 2004. Overall, depreciation and amortization expense decreased $103,000 for the first quarter of 2005, as compared to 2004, primarily due to a general reduction in capital expenditures since 2000. In addition, depreciation of the Company’s water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 44.9% for the first quarter of 2005, from 48.0% for the same period of 2004. This decrease is primarily the result of the increased interest income during the first quarter of 2005 versus the same period of 2004, partially offset by an increase in the Company’s weighted average cost of borrowings from 6.7% as of March 31, 2004 to 6.9% as of March 31, 2005. Overall, interest expense and lender fees increased $103,000 during the first three months of 2005 versus the same period of 2004.

Income before Benefit (Provision) for Income Taxes and Discontinued Operations

Income before benefit (provision) for income taxes and discontinued operations increased to $3.0 million for the quarter ended March 31, 2005, as compared to $2.2 million for the quarter ended March 31, 2004, as a result of the above-mentioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income before benefit (provision) for income taxes and discontinued operations was a provision of 20.0% for the first quarter of 2005 as compared to a benefit of 0.1% for the first quarter of 2004. The higher effective income tax rate during the first quarter of 2005 was the result of utilizing fully the NOL carryforward during the year and incurring tax expense. The low effective income tax rate during the first quarter of 2004 was the result of the 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income from Continuing Operations

Net income from continuing operations increased to $2.4 million for the quarter ended March 31, 2005, as compared to $2.2 million for the quarter ended March 31, 2004, as a result of the above-mentioned operating results.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes, remained approximately the same at $128,000 for the first quarter of 2005, as compared to $129,000 for the same period of 2004.

Net Income

Net income increased to $2.5 million for the quarter ended March 31, 2005, as compared to $2.3 million for the quarter ended March 31, 2004, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2005, the Company’s operating activities reflected cash provided by operating activities of $8.2 million versus $4.9 million during the same period of 2004. The increase in cash provided by operating activities was primarily the result of $2.7 million of refunds received during the first quarter of 2005 due to reducing funds being held in escrow related to customer down payments on new sales, the decrease in customer notes receivable during the quarter ended March 31, 2005 versus the same period of 2004, and the increase in waterfall payments received from the Company’s SPE during the first quarter of 2005 versus the same period of 2004.

Although it appears the Company has adequate liquidity to meet its needs in 2005 and 2006, it is continuing to identify additional financing arrangements into 2007 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However, during the first quarter of 2005, net cash provided by investing activities was $13.0 million, due primarily to the sale of the Company’s water distribution and waste water treatment utilities assets at eight of the Company’s resorts. During the first quarter of 2004, net cash used in investing activities was $98,000, due to equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.

During the three months ended March 31, 2005, net cash used in financing activities was $22.9 million compared to $3.7 million in the comparable 2004 period. The increase in cash used in financing activities was the result of increased payments on borrowings against pledged notes receivable as the Company paid in full its two non-revolving loans with one of its senior lenders in an aggregate amount of $12.5 million during the first quarter of 2005, as well as paying off its $20.7 million of term notes with one of its senior lenders. This activity was partially offset by increased borrowings against pledged notes receivable, largely due to the $26.3 million conduit term loan transaction through SF-II during the first quarter of 2005. During the first quarter of 2004, net cash of $3.7 million used in financing activities was the result of $24.0 million of payments on borrowings against pledged notes receivable, partially offset by $20.3 million of proceeds received from borrowings against pledged notes receivable.

At March 31, 2005, the Company’s senior credit facilities provided for loans of up to $224.6 million of which approximately $189.2 million of principal related to advances under the credit facilities was outstanding. For the three months ended March 31, 2005, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.9%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Certain debt agreements include restrictions on the Company’s ability to pay dividends based on minimum levels of net income and cash flow. The Company’s ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. The Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE during 2000. The Company obtained an extension of the SPE’s existing revolving credit facility through March 2006. In connection with the two-year extension of this facility, however, the Company agreed to reduce the principal amount of the facility from $100 million to $85 million. On March 31, 2005 the facility amount was further reduced to $75 million. The SPE allows the Company to realize the benefit of an additional $75 million credit facility in addition to the on-balance-sheet credit arrangements it has with its senior lenders. Credit facilities are necessary for the Company to have the liquidity necessary to fund its costs and expenses. Therefore it is vitally important to the Company’s liquidity plan to have financing available in order to finance future sales, since it finances the majority of its timeshare sales over seven to ten years.

During the first quarter of 2005, the Company sold $8.0 million of notes receivable to the SPE and recognized pre-tax gains of $669,000. In conjunction with these sales, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its revolving loan facilities. During the first quarter of 2004, the Company sold $8.2 million of notes receivable to the SPE and recognized pre-tax gains of $426,000. In conjunction with these sales, the Company received cash consideration of $6.2 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $161,000 and $187,000 for the quarters ended March 31, 2005 and 2004, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At March 31, 2005, the SPE held notes receivable totaling $70.7 million, with related borrowings of $62.7 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that it will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $3.7 million at March 31, 2005.

Taxes. For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment. It is anticipated that significant AMT will be due during 2005. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company’s alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to

December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.

As of December 31, 2004, the Company had $225 million in net operating losses (“NOLs”), which expire between 2018 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Management currently does not believe that it will be able to utilize its NOL from normal operations. At present, future NOL utilization is expected to be limited to the temporary differences creating deferred tax liabilities. If necessary, management could implement a strategy to accelerate income recognition for federal income tax purposes to utilize the existing NOL. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the three months ended March 31, 2005, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company’s primary loan agreements, which totaled $189.2 million at March 31, 2005, is partially fixed and partially variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at March 31, 2005, on the Company’s quarterly results of operations would be approximately $238,000 or approximately $0.01 per share.

At March 31, 2005, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company’s fixed-rate notes will decline, which may negatively impact the Company’s ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.7 million or approximately $0.15 per share.

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

Interest Rate Risk — The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company’s indebtedness bears interest at variable rates primarily and the Company’s customer receivables bear interest at fixed rates, increases in interest rates will erode the income that the Company has historically obtained due to this spread and could cause the rate on the Company’s borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows, and financial position.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Additionally, by agreement of the parties, the court has ordered that the special master will hear the lawsuit without a jury beginning on September 6, 2005 and make a recommendation for disposition of the case to the court. Discovery continued in the lawsuit during the first quarter of 2005, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys’ fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed in writing to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. The Company believes that it will not incur any liability under these terms of settlement and the likelihood of payment by the Company is remote; however, in any event, the terms of settlement would limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the terms of settlement require that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company's $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

(b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2005:

     Current Report on Form 8-K filed with the SEC on March 16 relating to the sale by the Registrant of certain of its water distribution and wastewater facilities.

     Current Report on Form 8-K filed with the SEC on March 23 relating to the Registrant’s earnings release for the quarter and year ended December 31, 2004.

     Current Report on Form 8-K filed with the SEC on March 31 relating to the amendment to the Registrant’s loan agreements with one of its senior lenders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	By:	/s/ ROBERT E. MEAD

Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: May 13, 2005	By:	/s/ HARRY J. WHITE, JR.

Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002