Form 10-Q
period 2005-06-30
SILVERLEAF RESORTS INC
filed 2005-08-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of August 12, 2005: 36,954,948

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

SILVERLEAF RESORTS, INC.

PART I: FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Vacation Interval sales	$37,334	$37,144	$67,471	$69,131
Sampler sales	501	468	1,142	914

Total sales	37,835	37,612	68,613	70,045

Interest income	10,113	9,295	19,871	18,222
Management fee income	450	300	900	600
Gain on sales of notes receivable	—	154	669	580
Other income	957	811	1,382	1,203

Total revenues	49,355	48,172	91,435	90,650

Costs and Operating Expenses:
Cost of Vacation Interval sales	6,017	7,285	10,735	13,319
Sales and marketing	18,153	18,699	35,337	35,166
Provision for uncollectible notes	6,534	7,432	11,808	13,832
Operating, general and administrative	7,105	6,656	13,833	12,837
Depreciation and amortization	744	890	1,542	1,792
Interest expense and lender fees	4,286	4,293	8,671	8,575

Total costs and operating expenses	42,839	45,255	81,926	85,521

Income before provision for income taxes and discontinued operations	6,516	2,917	9,509	5,129
Provision for income taxes	(2,285)	(25)	(2,884)	(23)

Net income from continuing operations	4,231	2,892	6,625	5,106

Discontinued Operations
Income from discontinued operations (net of taxes)	—	160	128	289

Net income	$4,231	$3,052	$6,753	$5,395

Basic income per share:
Net income from continuing operations	$0.11	$0.08	$0.18	$0.14

Income from discontinued operations	$—	$—	$—	$0.01

Net income	$0.11	$0.08	$0.18	$0.15

Diluted income per share:
Net income from continuing operations	$0.11	$0.08	$0.17	$0.13

Income from discontinued operations	$—	$—	$—	$0.01

Net income	$0.11	$0.08	$0.17	$0.14

Weighted average basic shares outstanding:	36,937,648	36,846,319	36,899,620	36,843,938

Weighted average diluted shares outstanding:	38,933,675	38,935,602	38,874,506	38,905,570

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$7,605	$10,935
Restricted cash	5,215	3,428
Notes receivable, net of allowance for uncollectible notes of $55,636 and $52,506, respectively	203,357	196,466
Accrued interest receivable	2,293	2,207
Investment in special purpose entity	2,000	5,173
Amounts due from affiliates	188	288
Inventories	114,761	109,303
Land, equipment, buildings, and utilities, net	11,137	24,375
Land held for sale	2,991	2,991
Prepaid and other assets	13,263	14,340

TOTAL ASSETS	$362,810	$369,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$8,408	$7,980
Accrued interest payable	1,299	1,302
Amounts due to affiliates	669	929
Unearned revenues	6,682	4,634
Income taxes payable	1,692	—
Notes payable and capital lease obligations	201,780	218,310
Senior subordinated notes	34,029	34,883

Total Liabilities	254,559	268,038

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,249,006 shares issued, 36,954,948 shares outstanding at June 30, 2005, and 36,860,238 shares outstanding at December 31, 2004	372	372
Additional paid-in capital	115,522	116,614
Retained deficit	(4,161)	(10,914)
Treasury stock, at cost, 294,058 shares at June 30, 2005 and 388,768 shares at December 31, 2004	(3,482)	(4,604)

Total Shareholders’ Equity	108,251	101,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$362,810	$369,506

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Deficit	Shares	Cost	Total
January 1, 2005	37,249,006	$372	$116,614	$(10,914)	388,768	$(4,604)	$101,468

Exercise of stock options	—	—	(1,092)	—	(94,710)	1,122	30
Net income	—	—	—	6,753	—	—	6,753

June 30,2005	37,249,006	$372	$115,522	$(4,161)	294,058	$(3,482)	$108,251

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$6,753	$5,395
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(128)	(289)
Provision for uncollectible notes	11,808	13,832
Depreciation and amortization	1,542	1,792
Gain on sales of notes receivable	(669)	(580)
Proceeds from sales of notes receivable	6,021	9,559
Cash effect from changes in assets and liabilities:
Restricted cash	(1,787)	(2,028)
Notes receivable	(23,655)	(27,760)
Accrued interest receivable	(86)	(39)
Investment in special purpose entity	3,173	(868)
Amounts due from affiliates	624	947
Inventories	(5,858)	2,803
Prepaid and other assets	961	(2,482)
Accounts payable and accrued expenses	422	646
Accrued interest payable	(3)	109
Unearned revenues	1,170	828
Income taxes payable	1,692	—

Net cash provided by operating activities — continuing operations	1,980	1,865

Net cash used in operating activities — discontinued operations	(841)	(44)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(216)	(180)
Proceeds from sale of discontinued operations	13,101	—

Net cash provided by (used in) investing activities	12,885	(180)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	72,696	44,300
Payments on borrowings to unaffiliated entities	(90,080)	(45,383)
Proceeds from exercise of stock options	30	10

Net cash used in financing activities	(17,354)	(1,073)

Net change in cash and cash equivalents	(3,330)	568

CASH AND CASH EQUIVALENTS:
Beginning of period	10,935	4,093

End of period	$7,605	$4,661

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$7,894	$8,430
Income taxes paid	$750	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases	$62	$—
The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Background
These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (“the Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.
Note 2 — Significant Accounting Policies Summary
Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries.
Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., the Company’s wholly-owned special purpose entity (“SPE”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
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
Investment in Special Purpose Entity — The Company is party to a $75 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE. The Company accounts for and evaluates its investment in the SPE in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. Sales of notes receivable from the Company to its SPE that meet certain underwriting criteria occur on a periodic basis. The SPE funds these purchases through advances under a credit agreement arranged for this purpose. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in SPE, and the recorded value of notes receivable sold. The fair value of the investment in the SPE is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate — ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades — ranging from 5.8% to 6.2%; expected credit losses — ranging from 5.6% to 8.1%; discount rate — ranging from 13.5% to 19%; base interest rate — ranging from 3.3% to 4.4%; agent fee — ranging from 2% to 2.37%; and loan servicing fees — 1%. The Company’s assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in SPE. The carrying value of the investment in SPE represents the Company’s maximum exposure to loss regarding its involvement with the SPE.
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
Income Taxes — Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of “more likely than not” for realization, a valuation allowance is recorded.
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
Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$4,231	$3,052	$6,753	$5,395
Stock-based compensation expense recorded under the intrinsic value method	—	—	—	—
Pro forma stock-based compensation expense computed under the fair value method	(57)	(78)	(122)	(156)

Pro forma net income	$4,174	$2,974	$6,631	$5,239

Net income per share, basic
As reported	$0.11	$0.08	$0.18	$0.15
Pro forma	$0.11	$0.08	$0.18	$0.14
Net income per share, diluted
As reported	$0.11	$0.08	$0.17	$0.14
Pro forma	$0.11	$0.08	$0.17	$0.13
There were no stock options granted during the first six months of 2005 or 2004.
Use of Estimates — The preparation of the condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SPE, and the future sales plan used to allocate certain costs to inventories and cost of sales.
Reclassifications — Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The first six months of 2004 has been reclassified for comparability, as required.
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
SFAS No. 123 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for the next fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.
SFAS No. 153 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact the Company’s consolidated financial position or results of operations.
SFAS No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.
Note 3 — Earnings Per Share
The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding — basic	36,937,648	36,846,319	36,899,620	36,843,938
Issuance of shares from stock options exercisable	2,543,013	2,777,147	2,543,013	2,777,147
Repurchase of shares from stock options proceeds	(546,986)	(687,864)	(568,127)	(715,515)

Weighted average shares outstanding — diluted	38,933,675	38,935,602	38,874,506	38,905,570

Outstanding stock options totaling approximately 2,543,013 and 2,777,147 were dilutive securities that were included in the computation of diluted EPS at June 30, 2005 and 2004, respectively. Outstanding stock options totaling approximately 871,500 and 887,500 were not dilutive at June 30, 2005 and 2004, respectively, because the exercise price for such options substantially exceeded the market price for the Company’s shares.
Note 4 — Notes Receivable
The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2005 was approximately 15.2%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.1 million and $2.0 million at June 30, 2005 and 2004, respectively, and are non-interest bearing.
The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$246,687	$240,192	$248,972	$241,751
Sales	32,511	33,684	58,505	60,477
Collections	(16,566)	(15,361)	(32,717)	(30,010)
Receivables charged off	(3,639)	(1,316)	(7,749)	(6,819)
Sold notes receivable	—	(4,525)	(8,018)	(12,725)

Balance, end of period	$258,993	$252,674	$258,993	$252,674

The Company considers accounts over 60 days past due to be delinquent. As of June 30, 2005, $600,000 of notes receivable, net of accounts charged off, were considered delinquent. An additional $40.6 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$52,741	$48,565	$52,506	$48,372
Provision for credit losses	6,534	7,432	11,808	13,832
Receivables charged off	(3,639)	(1,316)	(7,749)	(6,819)
Allowance related to notes sold	—	(371)	(929)	(1,075)

Balance, end of period	$55,636	$54,310	$55,636	$54,310

During the six months ended June 30, 2005, the Company sold $8.0 million of notes receivable and recognized pre-tax gains of $669,000. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. In connection with these sales, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its revolving loan facilities.
Note 5 — Debt
Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%)	$33,834	$37,514
$11.3 million term loan with an interest rate of 8%, due in March 2007	—	9,991
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%)	33,769	37,039
$11.0 million term loan with an interest rate of 8%, due in March 2007	—	9,852
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%)	5,057	5,250

	June 30,	December 31,
	2005	2004
$1.7 million term loan with an interest rate of 8%, due in March 2007	—	1,415
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	43,980	50,299
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	24,602	—
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $25 million revolver with an interest rate of the higher of Prime or Federal Funds plus 2.75% with a 6% floor, revolving through March 2006)	17,725	18,689
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.25%	4,864	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	—	9,080
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	—	5,735
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	9,500	10,000
$10 million inventory loan agreement, which contains certain financial covenants, revolving through March 2007, due March 2009, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, revolving through March 2007, due March 2009, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor (the loan agreement is limited to $6 million)	—	6,000
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	4,445	—
$15 million inventory loan agreement, which contains certain financial covenants, revolving through and due April 2008, interest payable monthly, at an interest rate of Prime plus 3%	8,500	—
Various notes, due from January 2006 through January 2010, collateralized by various assets with interest rates ranging from 2.1% to 12.4%	5,341	7,122

Total notes payable	201,617	217,986
Capital lease obligations	163	324

Total notes payable and capital lease obligations	201,780	218,310
8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796

10 1/2% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,416	4,270

Total senior subordinated notes	34,029	34,883

Total	$235,809	$253,193

At June 30, 2005, LIBOR rates on the Company’s senior credit facilities were from 3.21% to 3.50%, and the Prime rate on these facilities was 6.00%. At December 31, 2004, LIBOR rates on the Company’s senior credit facilities were from 2.03% to 2.42%, and the Prime rate on these facilities was 5.00%.
On April 29, 2005, the Company entered into a $50 million receivables loan agreement, which matures on April 29, 2008 and bears interest at a rate of LIBOR plus 4.25%. The Company also entered into a $15 million inventory loan agreement with the same lender, which also matures on April 29, 2008 and bears interest at a rate of Prime plus 3%.

During the second quarter of 2005, the Company entered into a $25 million receivables loan agreement, which matures on May 20, 2010 and bears interest at a rate of Prime plus 1.5%, with a 6.5% floor. The Company has not borrowed against this loan facility as of June 30, 2005.
Note 6 — Subsidiary Guarantees
As of June 30, 2005, all subsidiaries of the Company, except the SPE and Silverleaf Finance II, Inc. a Delaware corporation, (“SF-II”), have guaranteed the $34.0 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.
The Guarantor Subsidiaries had no operations for the six months ended June 30, 2005 and 2004. Combined summarized balance sheet information as of June 30, 2005 and December 31, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Other assets	$2	$2

Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2

Total liabilities and equity	$2	$2

Note 7 — Discontinued Operations
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The three and six month periods ended June 30, 2004 have been reclassified for comparability, as required. The carrying amounts of the water and utility property assets and liabilities are summarized below (in thousands):

	June 30,	December 31,
	2005	2004
Cash	$—	$841
Amount due from affiliates	—	150
Land, equipment, buildings, and utilities, net	—	11,912
Prepaid and other assets	—	55

Total assets	$—	$12,958

Accounts payable	$—	$70

Total liabilities	$—	$70

On March 11, 2005, the Company sold the water distribution and waste water treatment utilities assets at eight of its timeshare resorts for an aggregate purchase price of $13.1 million, which will result in a gain of approximately $879,000 when all conditions of the sale are met. At June 30, 2005 this deferred gain is included in unearned revenue. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the Company’s eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge the Company’s timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the Company’s sale of these utility assets were used to reduce senior debt in accordance with the Company’s loan agreements with its senior lenders.
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
Subsequent to June 30, 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time.
The net income from discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUE:
Other income	$—	$731	$438	$1,358

COSTS AND OPERATING EXPENSES:
Other expense	—	357	278	660
Depreciation and amortization	—	213	—	408
Interest expense	—	1	—	1

Total costs and operating expenses	—	571	278	1,069

Income from discontinued operations	—	160	160	289
Provision for income taxes	—	—	(32)	—

Net income from discontinued operations	$—	$160	$128	$289

Note 8 — Commitments and Contingencies
Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first six months of 2005, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties have agreed to mediate this matter in October 2005. If the parties are unable to agree to a settlement of this matter through mediation, the case will proceed to trial before the special master without a jury in November 2005. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.
Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys’ fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed in writing to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. The Company believes that it will not incur any liability under these terms of settlement and the likelihood of payment by the Company is remote; however, in any event, the terms of settlement would limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the terms of settlement require that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company’s $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.
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
During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of June 30, 2005, Silverleaf Club’s related note payable balance was $356,000.
Note 9 — Subsequent Events
On July 26, 2005, the Company closed a securitization transaction with its newly-formed, wholly-owned off-balance sheet special purpose finance subsidiary, Silverleaf Finance III, LLC (“SF-III”), a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private offering and sale through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture (“Indenture”) between the Company, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:
$46,857,000 4.857% Timeshare Loan-Backed Notes, Series 2005-A, Class A (the “Class A Notes”);
$28,522,000 5.158% Timeshare Loan-Backed Notes, Series 2005-A, Class B (the “Class B Notes”);
$16,299,000 5.758% Timeshare Loan-Backed Notes, Series 2005-A, Class C (the “Class C Notes”); and
$16,977,000 6.756% Timeshare Loan-Backed Notes, Series 2005-A, Class D, (the “Class D Notes”).
The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody’s Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.
The Series 2005-A Notes are secured by timeshare loans sold to SF-III by the Company pursuant to a transfer agreement between the Company and SF-III. Under that agreement, the Company sold to SF-III approximately $132.8 million in timeshare loans that were previously pledged as collateral under revolving credit facilities with senior lenders of the Company and its SPE, Silverleaf Finance I, Inc. The proceeds from the sale of the timeshare loans to SF-III were used to pay off in full the credit facility of the SPE and to pay down amounts owed by the Company under credit facilities with its senior lenders. The SPE was dissolved by the Company simultaneously with the sale of the notes to SF-III. The timeshare loans were sold to SF-III without recourse to the Company, except for breaches of certain representations and warranties at the time of sale. The Company is responsible for servicing the timeshare loans pursuant to the terms of the Indenture and will receive a fee for its services.

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
The Company currently owns and operates 13 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents a Vacation Interval ownership base of over 90,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.
Results of Operations
The following table sets forth certain operating information for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
As a percentage of total revenues:
Vacation Interval sales	75.7%	77.1%	73.8%	76.3%
Sampler sales	1.0%	1.0%	1.2%	1.0%

Total sales	76.7%	78.1%	75.0%	77.3%

Interest income	20.5%	19.3%	21.8%	20.1%
Management fee income	0.9%	0.6%	1.0%	0.7%
Gain on sale of notes receivable	0.0%	0.3%	0.7%	0.6%
Other income	1.9%	1.7%	1.5%	1.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	16.1%	19.6%	15.9%	19.3%
Provision for uncollectible notes	17.5%	20.0%	17.5%	20.0%

As a percentage of total sales:
Sales and marketing	48.0%	49.7%	51.5%	50.2%

As a percentage of total revenues:
Operating, general and administrative	14.4%	13.8%	15.1%	14.2%
Depreciation and amortization	1.5%	1.8%	1.7%	2.0%

As a percentage of interest income:
Interest expense and lender fees	42.4%	46.2%	43.6%	47.1%

Results of Operations for the Three Months Ended June 30, 2005 and 2004
Revenues
Revenues for the quarter ended June 30, 2005 were $49.4 million, a $1.2 million increase from revenues of $48.2 million for the quarter ended June 30, 2004. The increase is primarily due to increased interest income during the second quarter of 2005 versus the same period of 2004.
The following table summarizes our Vacation Interval sales (dollars in thousands).

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$16,033	1,314	$12,201	$18,440	1,581	$11,663
Upgrade Interval Sales to Existing Customers	8,959	1,023	8,757	7,239	1,102	6,569
Additional Interval Sales to Existing Customers	12,342	1,309	9,429	11,465	1,369	8,375

Total	$37,334			$37,144
Overall, Vacation Interval sales remained relatively flat during the second quarter of 2005 versus the second quarter of 2004, increasing by $190,000, or less than 1%. The number of interval sales to new customers decreased 16.9% as a result of the Company’s marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers. Average prices of sales to new customers increased 4.6% however, resulting in a 13.1% net decrease in the sales amount. The number of interval sales to existing customers decreased 5.6%, but average prices increased 20.7%, resulting in a 13.9% net increase in the sales amount during the second quarter of 2005 versus the same period of 2004. Total interval sales for the second quarter of 2005 included 777 biennial intervals (counted as 388 Vacation Intervals) compared to 870 biennial intervals (counted as 435 Vacation Intervals) in the second quarter of 2004.
Sampler sales increased $33,000 to $501,000 for the quarter ended June 30, 2005, compared to $468,000 for the same period in 2004. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the second quarter of 2005 relate to 2003 sales activity.
Interest income increased $818,000, or 8.8%, to $10.1 million during the second quarter of 2005 from $9.3 million during the same period of 2004. The increase primarily resulted from the improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The improved performance of the Company’s notes receivable resulted in greater collections of interest during the second quarter of 2005 versus the same period of 2004. In addition, the higher average outstanding notes receivable balance during the second quarter of 2005 versus the same period of 2004, primarily due to a reduction in sales of notes receivable to the Company’s off-balance-sheet SPE since 2003, contributed to the increase. Lastly, the average yield on the Company’s outstanding notes receivable increased to 15.2% at June 30, 2005 from 15.0% at June 30, 2004, which also contributed to the increase.
Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $450,000 for the second quarter of 2005 versus $300,000 for the second quarter of 2004, due primarily to increased profitability of the resorts’ management clubs during the second quarter of 2005 versus the same period of 2004.
There was no gain on sales of notes receivable during the second quarter of 2005. The $154,000 gain in the second quarter of 2004 resulted from the sale of $4.5 million of notes receivable to the SPE.
Other income consists of marina income, golf course and pro shop income, condo rental income, and other miscellaneous items. Other income increased $146,000 to $957,000 for the second quarter of 2005 versus $811,000 for the same period of 2004, largely due to condo rentals at the Company’s Orlando Breeze resort, acquired in the fourth quarter of 2004.
Cost of Sales
Cost of sales as a percentage of Vacation Interval sales decreased to 16.1% during the second quarter of 2005 versus 19.6% for the same period of 2004 primarily due to the Company selling a much higher percentage of its lower cost inventory in the second quarter of 2005 versus selling primarily its higher cost inventory during the same period of

2004. Higher average sales prices during the second quarter of 2005 compared to the second quarter of 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $1.3 million decrease in cost of sales in the second quarter of 2005 compared to the second quarter of 2004 is due to the inventory costing. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as the Company continues to deplete its inventory of low-cost Vacation Intervals and shifts its sales mix to more recently constructed units, which were built at higher average costs.
Sales and Marketing
Sales and marketing expenses as a percentage of total sales decreased to 48.0% for the quarter ended June 30, 2005, from 49.7% for the same period of 2004. The decreased percentage is the result of the Company’s marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. For the second quarter of 2005, sales to existing customers increased to 57.1% of Vacation Interval sales, up from 50.4% during the same period of 2004. Sales and marketing expense decreased $546,000 for the second quarter of 2005, as compared to the same period of 2004, primarily due to the Company’s improved sales margin.
Certain credit facilities of the Company contain a financial covenant that requires sales and marketing expense to be 55% or less of total sales for the latest rolling twelve months. For the latest rolling twelve months ended June 30, 2005, this percentage was 51.9%. The Company does not currently foresee issues regarding compliance with this financial covenant for the remainder of the year ending December 31, 2005.
Provision for Uncollectible Notes
The provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% in the second quarter of 2005 compared to 20.0% for the second quarter of 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 21.5% and 21.1% of gross notes receivable as of June 30, 2005 and December 31, 2004, respectively. The Company will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.
Operating, General and Administrative
Operating, general and administrative expenses as a percentage of total revenues increased to 14.4% for the second quarter of 2005, from 13.8% for the same period of 2004. Overall, operating, general and administrative expense increased by $449,000 for the second quarter of 2005, as compared to the same period of 2004. This was primarily due to increased salaries and professional fees.
Depreciation and Amortization
Depreciation and amortization expense as a percentage of total revenues decreased to 1.5% for the quarter ended June 30, 2005 versus 1.8% for the same quarter of 2004. Overall, depreciation and amortization expense decreased $146,000 for the second quarter of 2005, as compared to 2004, primarily due to a general reduction in capital expenditures since 2000. In addition, depreciation of the Company’s water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.
Interest Expense and Lender Fees
Interest expense and lender fees as a percentage of interest income decreased to 42.4% for the second quarter of 2005, from 46.2% for the same period of 2004. This decrease is primarily the result of the increased interest income during the second quarter of 2005 versus the same period of 2004, partially offset by an increase in the Company’s weighted average cost of borrowings from 6.6% during the second quarter of 2004 to 6.9% during the second quarter of 2005. Overall, interest expense and lender fees remained unchanged at $4.3 million for both of the second quarters of 2005 and 2004.
Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $6.5 million for the quarter ended June 30, 2005, as compared to $2.9 million for the quarter ended June 30, 2004, as a result of the above-mentioned operating results.
Provision for Income Taxes
Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 35.1% for the second quarter of 2005 as compared to 0.9% for the second quarter of 2004. The higher effective income tax rate during the second quarter of 2005 was the result of utilizing fully the NOL carryforward during the year and incurring tax expense. The low effective income tax rate during the second quarter of 2004 was the result of the 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.
Net Income from Continuing Operations
Net income from continuing operations increased to $4.2 million for the quarter ended June 30, 2005, as compared to $2.9 million for the quarter ended June 30, 2004, as a result of the above-mentioned operating results.
Income from Discontinued Operations
There was no income from discontinued operations during the second quarter of 2005, whereas income from discontinued operations, net of income taxes, was $160,000 for the second quarter of 2004.
Net Income
Net income increased to $4.2 million for the quarter ended June 30, 2005, as compared to $3.1 million for the quarter ended June 30, 2004, as a result of the above-mentioned operating results.
Results of Operations for the Six Months Ended June 30, 2005 and 2004
Revenues
Revenues for the six months ended June 30, 2005 were $91.4 million, representing a $785,000 increase from revenues of $90.7 million for the six months ended June 30, 2004. The increase is primarily due to increased interest income, partially offset by decreased sales during the first half of 2005 versus the same period of 2004.
The following table summarizes our Vacation Interval sales (dollars in thousands).

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$31,042	2,594	$11,967	$33,345	2,983	$11,178
Upgrade Interval Sales to Existing Customers	13,918	1,673	8,319	16,915	2,430	6,961
Additional Interval Sales to Existing Customers	22,511	2,502	8,997	18,871	2,249	8,391

Total	$67,471			$69,131
Overall, Vacation Interval sales decreased $1.7 million during the first half of 2005 versus the first half of 2004, primarily due to lower interval sales to existing customers during the first quarter of 2005, due to the testing of new sales programs for existing customers during this period. Although the Company ended the tests and returned to previous programs to start the second quarter of 2005, the impact from the first quarter outweighed the second quarter recovery, resulting in decreased sales for the six-month period ended June 30, 2005 versus the same period of 2004. The number of interval sales to new customers decreased 13.0%, but average prices increased 7.1%, resulting in a 6.9% net decrease in the sales amount, and the number of interval sales to existing customers decreased 10.8%, but average prices increased 14.1%, resulting in a 1.8% net increase in the sales amount during the first half of 2005 versus the same period of 2004. Total interval sales for the first six months of 2005 included 1,405 biennial intervals (counted as 702 Vacation Intervals) compared to 1,134 biennial intervals (counted as 567 Vacation Intervals) in the same period of 2004.
Sampler sales increased $228,000 to $1.1 million for the first half of 2005, compared to $914,000 for the same period in 2004. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first half of 2005 relate to 2003 sales activity.
Interest income increased $1.6 million, or 9.0%, to $19.9 million during the first half of 2005 from $18.2 million during the same period of 2004. The increase primarily resulted from the improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The improved performance of the Company’s notes receivable resulted in greater collections of interest during the first six months of 2005 versus the same period of 2004. In addition, the higher average outstanding notes receivable balance during the first half of 2005 versus the same period of 2004, primarily due to a reduction in sales of notes receivable to the Company’s off-balance-sheet SPE since 2003, contributed to the increase. Lastly, the average yield on the Company’s outstanding notes receivable increased to 15.2% at June 30, 2005 from 15.0% at June 30, 2004, which also contributed to the increase.
Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $300,000 to $900,000 for the first half of 2005 versus $600,000 for the first half of 2004, due primarily to increased profitability of the resorts’ management clubs during the first six months of 2005 versus the same period of 2004.
Gain on sales of notes receivable was $669,000 for the first six months of 2005, resulting from the sale of $8.0 million of notes receivable to the SPE. The $580,000 gain during the first six months of 2004 resulted from the sale of $12.7 million of notes receivable to the SPE.
Other income consists of marina income, golf course and pro shop income, condo rental income, and other miscellaneous items. Other income increased $179,000 to $1.4 million for the first half of 2005 versus $1.2 million for the same period of 2004, largely due to condo rentals at the Company’s Orlando Breeze resort, acquired in the fourth quarter of 2004.
Cost of Sales
Cost of sales as a percentage of Vacation Interval sales decreased to 15.9% during the first half of 2005 versus 19.3% for the same period of 2004 primarily due to the Company selling a much higher percentage of its lower cost inventory in the first six months of 2005 versus selling primarily its higher cost inventory during the same period of 2004. Higher average sales prices during the first half of 2005 compared to the first half of 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $2.6 million decrease in cost of sales in the first half of 2005 compared to the same period of 2004 is primarily due to the inventory costing and to a lesser extent, lower sales. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as the Company continues to deplete its inventory of low-cost Vacation Intervals and shifts its sales mix to more recently constructed units, which were built at higher average costs.
Sales and Marketing
Sales and marketing expenses as a percentage of total sales increased to 51.5% for the six months ended June 30, 2005, from 50.2% for the same period of 2004. The increased percentage is the result of increased marketing expenses related to more expensive direct mail marketing programs established during the first quarter of 2005 for outside sales to new customers, and the expansion of programs to existing customers during the first quarter of 2005. Overall, sales and marketing expense remained relatively flat for the six month period ended June 30, 2005 versus the same period of 2004, increasing by $171,000, or less than 1%.
Certain credit facilities of the Company contain a financial covenant that requires sales and marketing expense to be 55% or less of total sales for the latest rolling twelve months. For the latest rolling twelve months ended June 30, 2005, this percentage was 51.9%. The Company does not currently foresee issues regarding compliance with this financial covenant for the remainder of the year ending December 31, 2005.
Provision for Uncollectible Notes
The provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% during the first half of 2005 compared to 20.0% for the first half of 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 21.5% and

21.1% of gross notes receivable as of June 30, 2005 and December 31, 2004, respectively. The Company will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.
Operating, General and Administrative
Operating, general and administrative expenses as a percentage of total revenues increased to 15.1% for the first half of 2005, from 14.2% for the same period of 2004. Overall, operating, general and administrative expense increased by $996,000 for the first half of 2005, as compared to the same period of 2004. This was primarily due to increased salaries and professional fees.
Depreciation and Amortization
Depreciation and amortization expense as a percentage of total revenues decreased to 1.7% for the six months ended June 30, 2005 versus 2.0% for the same quarter of 2004. Overall, depreciation and amortization expense decreased $250,000 for the first six months of 2005, as compared to 2004, primarily due to a general reduction in capital expenditures since 2000. In addition, depreciation of the Company’s water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.
Interest Expense and Lender Fees
Interest expense and lender fees as a percentage of interest income decreased to 43.6% for the first half of 2005, from 47.1% for the same period of 2004. This decrease is primarily the result of the increased interest income during the first half of 2005 versus the same period of 2004, partially offset by an increase in the Company’s weighted average cost of borrowings from 6.6% during the first half of 2004 to 6.9% during the first half of 2005. Overall, interest expense and lender fees remained relatively flat at $8.7 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively.
Income before Provision for Income Taxes and Discontinued Operations
Income before provision for income taxes and discontinued operations increased to $9.5 million for the six months ended June 30, 2005, as compared to $5.1 million for the six months ended June 30, 2004, as a result of the above-mentioned operating results.
Provision for Income Taxes
Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 30.3% for the first half of 2005 as compared to 0.4% for the first half of 2004. The higher effective income tax rate during the six months ended June 30, 2005 was the result of utilizing fully the NOL carryforward during the year and incurring tax expense. The low effective income tax rate during the same period of 2004 was the result of the 2004 projected income tax benefits being reduced by the effect of a valuation allowance, which reduces the projected net deferred tax assets to zero due to the unpredictability of recovery.
Net Income from Continuing Operations
Net income from continuing operations increased to $6.6 million for the six months ended June 30, 2005, as compared to $5.1 million for the same period of 2004, as a result of the above-mentioned operating results.
Income from Discontinued Operations
Income from discontinued operations, net of income taxes, decreased $161,000 to $128,000 during the first half of 2005, compared to $289,000 during the same period of 2004. The Company sold its water distribution and waste water treatment utilities assets at eight of its timeshare resorts during March 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income
Net income increased to $6.8 million for the six months ended June 30, 2005, as compared to $5.4 million for the six months ended June 30, 2004, as a result of the above-mentioned operating results.
Liquidity and Capital Resources
Sources of Cash. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to the SPE, management fees, sampler sales, and resort and utility operations. The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2005, the Company’s operating activities reflected cash provided by operating activities of $2.0 million versus $1.9 million during the same period of 2004. The increase in cash provided by operating activities was primarily the result of $2.7 million of refunds received during the first half of 2005 due to reducing funds being held in escrow related to customer down payments on new sales, and the decrease in the Company’s maximum exposure to loss regarding its involvement with its SPE, offset by cash spent towards construction of new inventory and fewer sales of notes receivable.
The Company entered into two new revolving credit facilities during the second quarter, which expanded the Company’s borrowing capacity by $75 million. Additionally, the Company is currently negotiating an amendment to the credit facility with one of its other senior lenders to extend the availability of that facility until June 2008. There can be no assurance that the Company will be successful in these negotiations. Although it appears the Company has adequate liquidity to meet its needs in 2005 and 2006, it is continuing to identify additional financing arrangements into 2007 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.
Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However, during the first six months of 2005, net cash provided by investing activities was $12.9 million, due primarily to the sale of the Company’s water distribution and waste water treatment utilities assets at eight of its resorts. During the first half of 2004, net cash used in investing activities was $180,000, due to equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.
During the six months ended June 30, 2005, net cash used in financing activities was $17.4 million compared to $1.1 million in the comparable 2004 period. The increase in cash used in financing activities was the result of increased payments on borrowings against pledged notes receivable as the Company paid in full its two non-revolving loans with one of its senior lenders in an aggregate amount of $12.5 million during the first half of 2005, as well as paying off its $20.7 million of term notes with one of its senior lenders. This activity was partially offset by increased borrowings against pledged notes receivable, largely due to the $26.3 million conduit term loan transaction through SF-II during the first half of 2005. During the first half of 2004, net cash of $1.1 million used in financing activities was the result of $45.4 million of payments on borrowings against pledged notes receivable, partially offset by $44.3 million of proceeds received from borrowings against pledged notes receivable.
At June 30, 2005, the Company’s senior credit facilities provided for loans of up to $309.6 million of which approximately $196.3 million of principal related to advances under the credit facilities was outstanding. For the six months ended June 30, 2005, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 6.9%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.
Certain debt agreements include restrictions on the Company’s ability to pay dividends. The Company’s ability to pay dividends might also be restricted by the Texas Business Corporation Act.

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
During the first half of 2005, the Company sold $8.0 million of notes receivable to the SPE and recognized pre-tax gains of $669,000. In conjunction with these sales, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its revolving loan facilities. During the first half of 2004, the Company sold $12.7 million of notes receivable to the SPE and recognized pre-tax gains of $580,000. In conjunction with these sales, the Company received cash consideration of $9.6 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $309,000 and $366,000 for the six months ended June 30, 2005 and 2004, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant. At June 30, 2005, the SPE held notes receivable totaling $62.5 million, with related borrowings of $54.8 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, the Company is not obligated to repurchase defaulted or any other contracts sold to the SPE. It is anticipated, however, that it will place bids in accordance with the terms of the conduit agreement to repurchase some defaulted contracts in public auctions to facilitate the re-marketing of the underlying collateral. The investment in the SPE was valued at $2.0 million at June 30, 2005.
Taxes. For regular federal income tax purposes, the Company reports substantially all of the Vacation Interval sales it finances under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The condensed consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable. In addition, the Company is subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment. It is anticipated that significant AMT will be due during 2005. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. In 1998, the Internal Revenue Service approved a change in the method of accounting for installment sales effective as of January 1, 1997. As a result, the Company’s alternative minimum taxable income for 1997 through 1999 was increased each year by approximately $9.0 million for the pre-1997 adjustment, which resulted in the Company paying substantial additional federal and state taxes in those years. Subsequent to December 31, 2000, the Company applied for and received refunds of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of its 2000 AMT loss to 1999, 1998, and 1997. Accordingly, no minimum tax credit exists currently.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of and for the six months ended June 30, 2005, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company’s primary loan agreements, which totaled $196.3 million at June 30, 2005, is partially fixed and partially variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at June 30, 2005, on the Company’s results of operations for the first six months of 2005 would be approximately $638,000, or approximately $0.02 per share.
At June 30, 2005, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company’s fixed-rate notes will decline, which may negatively impact the Company’s ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $5.9 million or approximately $0.15 per share.
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
Interest Rate Risk — The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company’s indebtedness primarily bears interest at variable rates and the Company’s customer receivables bear interest at fixed rates, increases in interest rates will erode the income that the Company has historically obtained due to this spread and could cause the rate on the Company’s borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows, and financial position.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs have filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. A special master has been appointed by agreement of all the parties in this case. A special master is appointed by the court to assist the court with judicial duties. The special master will decide discovery disputes and make recommendations on substantive motions. Discovery continued in the lawsuit during the first six months of 2005, but is not yet complete. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties have agreed to mediate this matter in October 2005. If the parties are unable to agree to a settlement of this matter through mediation, the case will proceed to trial before the special master without a jury in November 2005. At this time, the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The Company cannot predict the final outcome of these claims, nor can it estimate the additional costs it could incur, or whether its insurance carriers will continue to cover its costs in connection with these claims. The Company intends to vigorously defend this litigation.
Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. The plaintiffs seek actual and punitive damages in excess of $500,000, attorneys’ fees and costs. The Company has filed a counterclaim seeking contractual indemnification under the terms of management agreements with the plaintiffs. At this time, a majority of the Company’s legal fees and costs of litigation are being paid by its insurance carriers, subject to a reservation of rights by these insurers. The trial, which was rescheduled for March 21, 2005 has been continued and the parties, through their counsel have agreed in writing to the terms of a settlement, which terms have not yet been reduced to a definitive settlement agreement and executed by all parties. The Company believes that it will not incur any liability under these terms of settlement and the likelihood of payment by the Company is remote; however, in any event, the terms of settlement would limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the terms of settlement require that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company’s $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the 2005 Annual Meeting of Shareholders held on May 19, 2005, the shareholders of the Company elected directors, approved the terms of a performance-based incentive bonus plan for 2006 for the Company’s chief executive officer (the “2006 CEO Incentive Bonus Plan”) to comply with the requirements of Internal Revenue Code Section 162(m), and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.
The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd, III.	36,526,281	76,888

James B. Francis, Jr.	36,527,381	75,788

Herbert B. Hirsch	36,527,381	75,788

Robert E. Mead	36,520,031	83,138

Rebecca Janet Whitmore	36,526,281	76,888
With respect to the approval of the 2006 CEO Incentive Bonus Plan, the vote was as follows:

For	Against	Abstain
28,236,384	942,429	5,235
With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent auditors, the vote was as follows:

For	Against	Abstain
36,478,280	120,188	4,701
Item 5. Other Information
The Company has filed an application to list its shares of common stock on the American Stock Exchange (“AMEX”). The Company believes that the application process will be completed in the third or fourth quarter of 2005; however, there can be no assurance that the AMEX will approve the listing of the Company’s shares of common stock.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

10.1	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of July 1, 2005 between the Registrant and Sovereign Bank.

10.2	Amendment No. 1 to Inventory and Receivables Revolving Credit Agreement dated as of July 1, 2005 between the Registrant and Sovereign Bank.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
     The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2005:

     Current Report on Form 8-K filed with the SEC on April 19, 2005 relating to the amendment to the Registrant’s employment agreement with Robert E. Mead.
     Current Report on Form 8-K filed with the SEC on May 5, 2005 relating to a loan agreement between the Registrant and CapitalSource Finance, LLC.
     Current Report on Form 8-K filed with the SEC on May 16, 2005 relating to the Registrant’s earnings release for the quarter ended March 31, 2005.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2005	By:	/s/ ROBERT E. MEAD

Robert E. Mead Chairman of the Board and Chief Executive Officer

Dated: August 12, 2005	By:	/s/ HARRY J. WHITE, JR.

Harry J. White, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of July 1, 2005 between the Registrant and Sovereign Bank.

10.2	Amendment No. 1 to Inventory and Receivables Revolving Credit Agreement dated as of July 1, 2005 between the Registrant and Sovereign Bank.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002