Form 10-Q
period 2005-09-30
SILVERLEAF RESORTS INC
filed 2005-11-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ Commission file number: 001-13003

SILVERLEAF RESORTS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-2259890
(State of incorporation)	(I.R.S. Employer
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

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of November 10, 2005: 36,954,948

Explanatory Note

CERTAIN STATEMENTS CONTAINED IN THIS FORM 10-Q UNDER ITEMS 1 AND 2, IN ADDITION TO CERTAIN STATEMENTS CONTAINED ELSEWHERE IN THIS 10-Q, INCLUDING STATEMENTS QUALIFIED BY THE WORDS “BELIEVE,”“INTEND,”“ANTICIPATE,”“EXPECTS,” AND WORDS OF SIMILAR IMPORT, ARE “FORWARD-LOOKING STATEMENTS” AND ARE THUS PROSPECTIVE. THESE STATEMENTS REFLECT THE CURRENT EXPECTATIONS OF THE COMPANY REGARDING THE COMPANY’S FUTURE PROFITABILITY, PROSPECTS, AND RESULTS OF OPERATIONS. ALL SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES, AND OTHER FACTORS ARE DISCUSSED UNDER THE HEADING “CAUTIONARY STATEMENTS” BEGINNING ON PAGE 19 OF THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. ALL FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT ON FORM 10-Q AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS.

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)

Item 1.	Consolidated Statements of Income for the three months
	and nine months ended September 30, 2005 and 2004	3

	Consolidated Balance Sheets as of September 30, 2005 and
	December 31, 2004	4

	Consolidated Statement of Shareholders' Equity for the
	nine months ended September 30, 2005	5

	Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2005 and 2004	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

	Signatures	30

PART 1: FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Vacation Interval sales	$41,833	$36,738	$109,304	$105,869
Sampler sales	617	571	1,759	1,485
Total sales	42,450	37,309	111,063	107,354

Interest income	9,067	9,354	28,937	27,575
Management fee income	450	300	1,351	900
Gain on sales of notes receivable	5,789	—	6,457	580
Other income	4,549	808	5,931	2,011
Total revenues	62,305	47,771	153,739	138,420

Costs and Operating Expenses:
Cost of Vacation Interval sales	6,772	6,166	17,507	19,485
Sales and marketing	19,648	18,477	54,985	53,643
Provision for uncollectible notes	6,275	7,348	18,083	21,180
Operating, general and administrative	7,344	6,549	21,177	19,386
Depreciation and amortization	616	845	2,158	2,636
Interest expense and lender fees	4,094	4,568	12,765	13,143
Total costs and operating expenses	44,749	43,953	126,675	129,473

Income before provision for income taxes
and discontinued operations	17,556	3,818	27,064	8,947
Provision for income taxes	(5,306)	—	(8,189)	(23)
Net income from continuing operations	12,250	3,818	18,875	8,924

Discontinued Operations
Gain on sale of discontinued operations (net of taxes)	613	—	613	—
Income from discontinued operations (net of taxes)	—	214	128	503
Net income from discontinued operations	613	214	741	503

Net income	$12,863	$4,032	$19,616	$9,427

Basic income per share:
Net income from continuing operations	$0.33	$0.10	$0.51	$0.24
Net income from discontinued operations	$0.02	$0.01	$0.02	$0.02
Net income	$0.35	$0.11	$0.53	$0.26

Diluted income per share:
Net income from continuing operations	$0.31	$0.09	$0.48	$0.23
Net income from discontinued operations	$0.02	$0.01	$0.02	$0.01
Net income	$0.33	$0.10	$0.50	$0.24

Weighted average basic shares outstanding:	36,954,948	36,860,238	36,918,265	36,849,411

Weighted average diluted shares outstanding:	39,042,770	38,954,815	38,934,572	38,922,668

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Cash and cash equivalents	$7,605	$10,935
Restricted cash	4,798	3,428
Notes receivable, net of allowance for uncollectible notes of
$52,658 and $52,506, respectively	163,596	196,466
Accrued interest receivable	2,021	2,207
Investment in special purpose entities	21,967	5,173
Amounts due from affiliates	2,145	288
Inventories	114,815	109,303
Land, equipment, buildings, and utilities, net	10,664	24,375
Land held for sale	495	2,991
Prepaid and other assets	15,215	14,340

TOTAL ASSETS	$343,321	$369,506

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$8,535	$7,980
Accrued interest payable	1,428	1,302
Amounts due to affiliates	692	929
Unearned revenues	5,376	4,634
Income taxes payable	6,638	—
Notes payable and capital lease obligations	165,509	218,310
Senior subordinated notes	34,029	34,883

Total Liabilities	222,207	268,038

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
37,249,006 shares issued, 36,954,948 shares outstanding at September 30,
2005, and 36,860,238 shares outstanding at December 31, 2004	372	372
Additional paid-in capital	115,522	116,614
Retained earnings (deficit)	8,702	(10,914)
Treasury stock, at cost, 294,058 shares at September 30, 2005 and 388,768
shares at December 31, 2004	(3,482)	(4,604)

Total Shareholders' Equity	121,114	101,468

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$343,321	$369,506

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional	Retained
	Shares	Par	Paid-in	Earnings	Treasury Stock
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total

January 1, 2005	37,249,006	$372	$116,614	$(10,914)	388,768	$(4,604)	$101,468

Exercise of stock options	—	—	(1,092)	—	(94,710)	1,122	30
Net income	—	—	—	19,616	—	—	19,616

September 30, 2005	37,249,006	$372	$115,522	$8,702	294,058	$(3,482)	$121,114

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$19,616	$9,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	(741)	(503)
Provision for uncollectible notes	18,083	21,180
Depreciation and amortization	2,158	2,636
Gain on sales of notes receivable	(6,457)	(580)
Gain on sale of land held for sale	(3,635)	—
Proceeds from sales of notes receivable	104,193	9,559
Cash effect from changes in assets and liabilities:
Restricted cash	(1,370)	(1,370)
Notes receivable	(31,987)	(40,917)
Accrued interest receivable	186	(168)
Investment in special purpose entity	(16,794)	612
Amounts due from affiliates	(1,575)	(301)
Inventories	(6,092)	(1,187)
Prepaid and other assets	(991)	(1,766)
Accounts payable and accrued expenses	549	933
Accrued interest payable	126	(32)
Unearned revenues	742	1,024
Income taxes payable	6,638	—
Net cash provided by (used in) operating activities - continuing operations	82,649	(1,453)

Net cash used in operating activities - discontinued operations	(841)	(98)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(359)	(247)
Proceeds from sale of discontinued operations	13,101	—
Sale of land held for sale	6,131	—
Net cash provided by (used in) investing activities	18,873	(247)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	111,796	70,413
Payments on borrowings to unaffiliated entities	(215,837)	(68,495)
Proceeds from exercise of stock options	30	10
Net cash provided by (used in) financing activities	(104,011)	1,928

Net change in cash and cash equivalents	(3,330)	130

CASH AND CASH EQUIVALENTS:
Beginning of period	10,935	4,093
End of period	$7,605	$4,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$11,108	$12,944
Income taxes paid	$1,200	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Notes receivable, net of allowance for uncollectible notes, acquired from SPE	$62,884	$—
Notes payable acquired from SPE	$50,386	$—
Other assets, liabilities, and equity acquired from SPE	$12,498	$—
Equipment acquired under capital leases	$62	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. and subsidiaries (“the Company”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

Note 2 - Significant Accounting Policies Summary

Basis of Presentation —The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries.

Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., the Company’s wholly-owned special purpose entity (“SPE”), and Silverleaf Finance III, Inc., a wholly-owned off-balance sheet special purpose finance subsidiary, newly formed during the third quarter of 2005 (“SF-III”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Revenue and Expense Recognition —A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. The Company recognizes the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

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

Cash and Cash Equivalents —Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

Restricted Cash— Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash restricted for repayment of debt.

Investment in Special Purpose Entities — The Company was party to a $75 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE through July 2005. Sales of notes receivable from the Company to its SPE that met certain underwriting criteria occurred on a periodic basis. The SPE funded these purchases through advances under a credit agreement arranged for this purpose.

The Company closed a securitization transaction with SF-III during the third quarter of 2005, which was formed for the purpose of issuing $108.7 million of its Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private offering and sale. The Series 2005-A Notes are secured by timeshare loans sold to SF-III by the Company pursuant to a transfer agreement between the Company and SF-III. Under that agreement, the Company sold to SF-III approximately $132.8 million in timeshare loans that were previously pledged as collateral under revolving credit facilities with senior lenders of the Company and its SPE. The proceeds from the sale of the timeshare loans to SF-III were used to pay off in full the credit facility of the SPE and to pay down amounts owed by the Company under its senior credit facilities. The timeshare loans were sold to SF-III without recourse, except for breaches of certain representations and warranties at the time of sale. The Company is responsible for servicing the timeshare loans pursuant to the terms of the agreement and will receive a fee for its services. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

The Company accounts for and evaluates its investment in special purpose entities in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future expected cash flows back to the Company from the notes receivable sold. The Company utilized the following key assumptions to estimate the fair value of such cash flows related to its SPE: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. The Company utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 11.38%; discount rate - 15%; base interest rate - 5.37%; and loan servicing fees - 1.75%. The Company's assumptions are based on experience with its notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities. The carrying value of the investment in special purpose entities represents the Company’s maximum exposure to loss regarding its involvement with its special purpose entities.

Provision for Uncollectible Notes —Such provision is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors.

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

Inventories —Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value.

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

Land, Equipment, Buildings, and Utilities— Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. Company management periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Prepaid and Other Assets— Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, novelty inventories, deposits, collected cash in lender lock boxes which have not yet been applied to the loan balances by the lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt.

Income Taxes— Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded.

Earnings Per Share— Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employee” (“APB No. 25”).

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

Had compensation cost for the Company’s stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$12,863	$4,032	$19,616	$9,427
Stock-based compensation expense recorded under the intrinsic value method	—	—	—	—
Pro forma stock-based compensation expense computed under the fair value method	(69)	(75)	(191)	(230)
Pro forma net income	$12,794	$3,957	$19,425	$9,197

Net income per share, basic
As reported	$0.35	$0.11	$0.53	$0.26
Pro forma	$0.35	$0.11	$0.53	$0.25
Net income per share, diluted
As reported	$0.33	$0.10	$0.50	$0.24
Pro forma	$0.33	$0.10	$0.50	$0.24

There were 267,000 stock options granted during the first nine months of 2005 with an exercise price of $1.62 per share. There were no stock options granted during the first nine months of 2004.

Use of Estimates— The preparation of the condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SF-III, and the future sales plan used to allocate certain costs to inventories and cost of sales.

Reclassifications — Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The first nine months of 2004 has been reclassified for comparability, as required.

Recent Accounting Pronouncements —

SFAS No. 151 - In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not impact the Company’s consolidated financial position or results of operations.

SFAS No. 152 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The Company is still evaluating the impact the adoption of SFAS No. 152 will have on its results of operations, financial position, and future financial statements.

SFAS No. 123 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for the next fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

SFAS No. 153 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact the Company’s consolidated financial position or results of operations.

SFAS No. 154 - In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes ("APB No. 20") and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

Note 3 - Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	36,954,948	36,860,238	36,918,265	36,849,411
Issuance of shares from stock options exercisable	2,656,198	2,777,147	2,543,013	2,777,147
Repurchase of shares from stock options proceeds	(568,376)	(682,570)	(526,706)	(703,890)
Weighted average shares outstanding - diluted	39,042,770	38,954,815	38,934,572	38,922,668

Outstanding stock options totaling approximately 2,810,013 and 2,777,147 were dilutive securities that were included in the computation of diluted EPS at September 30, 2005 and 2004, respectively. Outstanding stock options totaling approximately 870,500 and 875,500 were not dilutive at September 30, 2005 and 2004, respectively, because the exercise price for such options substantially exceeded the market price for the Company's shares.

Note 4 - Notes Receivable

The Company provides financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2005 was approximately 15.2%. In connection with the sampler program, the Company routinely enters into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.2 million and $2.1 million at September 30, 2005 and 2004, respectively, and are non-interest bearing.

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$258,993	$252,674	$248,972	$241,751
Sales	37,457	30,145	95,962	90,622
Collections	(16,462)	(16,008)	(49,179)	(46,098)
Receivables charged off	(4,595)	(6,486)	(12,344)	(13,305)
Receivables received via dissolution of the SPE	73,687	—	73,687	—
Sold notes receivable	(132,826)	—	(140,844)	(12,725)
Balance, end of period	$216,254	$260,245	$216,254	$260,245

The Company considers accounts over 60 days past due to be delinquent. As of September 30, 2005, $800,000 of notes receivable, net of accounts charged off, were considered delinquent. An additional $35.5 million of notes would have been considered to be delinquent had the Company not granted payment concessions to the customers. The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$55,636	$54,310	$52,506	$48,372
Provision for credit losses	6,275	7,348	18,083	21,180
Receivables charged off	(4,595)	(6,486)	(12,344)	(13,305)
Allowance received via dissolution of the SPE	10,803	—	10,803	—
Allowance related to notes sold	(15,461)	—	(16,390)	(1,075)
Balance, end of period	$52,658	$55,172	$52,658	$55,172

During the nine months ended September 30, 2005, the Company sold $8.0 million and $132.8 million of notes receivable to its SPE and SF-III, respectively, and recognized pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to the Company’s SPE, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its senior revolving loan facilities. In connection with the sale to SF-III, the Company received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of the SPE and to pay down borrowings under its senior revolving loan facilities.

Note 5 - Debt

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2005 and December 31, 2004 (in thousands):
	September 30,	December 31,
	2005	2004
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%)	$—	$37,514
$11.3 million term loan with an interest rate of 8%, due in March 2007	—	9,991
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%)	—	37,039
$11.0 million term loan with an interest rate of 8%, due in March 2007	—	9,852
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%)	—	5,250
$1.7 million term loan with an interest rate of 8%, due in March 2007	—	1,415
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0% (the loan agreement is currently limited to $60 million of availability)	56,467	—
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	40,081	50,299
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	22,367	—
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement is limited to a $25 million revolver with an interest rate of the higher of Prime or Federal Funds plus 2.75% with a 6% floor, revolving through March 2006)	—	18,689
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.25%	11,906	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (additional draws are no longer available under this facility)	—	9,080
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor	—	5,735
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor	8,800	10,000
$10 million inventory loan agreement, which contains certain financial covenants, revolving through March 2007, due March 2009, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$8 million inventory loan agreement, which contains certain financial covenants, revolving through March 2007, due March 2009, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor (the loan agreement is limited to $6 million)	—	6,000
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	3,890	—
$15 million inventory loan agreement, which contains certain financial covenants, revolving through and due April 2008, interest payable monthly, at an interest rate of Prime plus 3%	10,000	—
Various notes, due from January 2006 through January 2010, collateralized by various assets with interest rates ranging from 2.1% to 12.4%	1,852	7,122
Total notes payable	165,363	217,986
Capital lease obligations	146	324
Total notes payable and capital lease obligations	165,509	218,310
8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,416	4,270
Total senior subordinated notes	34,029	34,883

Total	$199,538	$253,193

At September 30, 2005, LIBOR rates on the Company’s senior credit facilities were from 3.37% to 3.89%, and the Prime rate on these facilities was 6.50%. At December 31, 2004, LIBOR rates on the Company’s senior credit facilities were from 2.03% to 2.42%, and the Prime rate on these facilities was 5.00%.

During the third quarter of 2005 the Company closed a securitization transaction with its newly-formed, wholly-owned off-balance sheet special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private offering and sale through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between the Company, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

$46,857,000 4.857% Timeshare Loan-Backed Notes, Series 2005-A, Class A;
$28,522,000 5.158% Timeshare Loan-Backed Notes, Series 2005-A, Class B;
$16,299,000 5.758% Timeshare Loan-Backed Notes, Series 2005-A, Class C; and
$16,977,000 6.756% Timeshare Loan-Backed Notes, Series 2005-A, Class D.

The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody's Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.

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

Also during the third quarter of 2005 the Company reached an agreement with one of its senior lenders to consolidate, amend, and restate all prior receivables loan agreements between the Company and the senior lender. Under the terms of the new agreement, the Company has entered into a $100 million revolving loan agreement, of which $60 million is currently available, secured by notes receivable from timeshare sales and unsold inventory of timeshare intervals. The additional $40 million under the agreement will not be available to the Company unless the senior lender seeks and finds third party participants, which it is not currently doing. The agreement matures in June 2011 and bears interest at a rate of Prime plus 1%, with a 6% floor.

Note 6 - Subsidiary Guarantees

As of September 30, 2005, all subsidiaries of the Company, except the SPE, Silverleaf Finance II, Inc. a Delaware corporation, (“SF-II”), and SF-III have guaranteed the $34.0 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all direct and indirect subsidiaries of the Company.

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2005 and 2004. Combined summarized balance sheet information as of September 30, 2005 and December 31, 2004 for the Guarantor Subsidiaries is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

Note 7 - Discontinued Operations

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The three and nine month periods ended September 30, 2004 have been reclassified for comparability, as required. The carrying amounts of the water and utility property assets and liabilities are summarized below (in thousands):

	September 30,	December 31,
	2005	2004
Cash	$—	$841
Amount due from affiliates.	—	150
Land, equipment, buildings, and utilities, net	—	11,912
Prepaid and other assets	—	55
Total assets	$—	$12,958

Accounts payable	$—	$70
Total liabilities	$—	$70

On March 11, 2005, the Company sold the water distribution and waste water treatment utilities assets at eight of its timeshare resorts for an aggregate purchase price of $13.1 million, which resulted in a gain of approximately $879,000 during the third quarter of 2005, once all conditions of the sale were met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the Company’s eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge the Company’s timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the Company’s sale of these utility assets were used to reduce senior debt in accordance with the Company’s loan agreements with its senior lenders.

Notwithstanding the closing of this sale of utilities assets, the agreement contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to the Company, the transaction involving the Texas Assets will be rescinded, and the Company will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The net income from discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUE:
Gain on sale of discontinued operations	$879	$—	$879	$—
Other income	—	802	438	2,160
Total revenue	—	802	1,317	2,160

COSTS AND OPERATING EXPENSES:
Other expense	—	359	278	1,019
Depreciation and amortization	—	229	—	637
Interest expense	—	—	—	1
Total costs and operating expenses	—	588	278	1,657

Income from discontinued operations	879	214	1,039	503
Provision for income taxes	(266)	—	(298)	—
Net income from discontinued operations	$613	$214	$741	$503

Note 8 - Commitments and Contingencies

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. The Company filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties mediated this matter in October 2005 and agreed upon the terms of a settlement. Pursuant to the terms of the settlement, which terms have not yet been reduced to a definitive settlement agreement executed by the parties, the Company has agreed to pay to the Holiday Hills Condominium Association $1.15 million, of which $1.1 million will be paid by the Company's insurers. The parties agreed to certain other terms, including the Company deeding two non-timeshare condominium units to the plaintiffs, waiving amenities fees currently due and owing from the plaintiffs, and making repairs to a parking lot and other public areas of the condominium development. The settlement agreement further provides that each party will execute a general and mutual release of all claims and for the dismissal of the suit. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. A definitive settlement agreement concerning this matter was executed by all parties in October 2005. The settlement agreement provides that three of the Company’s insurance carriers pay plaintiffs $500,000. The terms of settlement limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the settlement agreement requires that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company’s $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby the Company guaranteed such debt with certain of its aircraft or related sales proceeds. As of September 30, 2005, Silverleaf Club’s related note payable balance was $240,000.

Note 9 - Subsequent Events

During October 2005, the Company executed a definitive agreement with one of its senior lenders to extend the period during which the Company may obtain advances under two of its inventory loan agreements from March 2007 to August 2008. In addition, the definitive agreement extends the final maturity date of the two inventory loan agreements from March 2009 to August 2010. However, the final effectiveness of the definitive agreement is subject to delivery to the senior lender of endorsements of certain existing title insurance policies in favor of the senior lender.

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

The Company currently owns and operates 13 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company represents a Vacation Interval ownership base of approximately 92,000. The condensed consolidated financial statements of the Company include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
As a percentage of total revenues:
Vacation Interval sales	67.1%	76.9%	71.1%	76.5%
Sampler sales	1.0%	1.2%	1.1%	1.1%
Total sales	68.1%	78.1%	72.2%	77.6%

Interest income	14.6%	19.6%	18.8%	19.9%
Management fee income	0.7%	0.6%	0.9%	0.6%
Gain on sale of notes receivable	9.3%	0.0%	4.2%	0.4%
Other income	7.3%	1.7%	3.9%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	16.2%	16.8%	16.0%	18.4%
Provision for uncollectible notes	15.0%	20.0%	16.5%	20.0%

As a percentage of total sales:
Sales and marketing	46.3%	49.5%	49.5%	50.0%

As a percentage of total revenues:
Operating, general and administrative	11.8%	13.7%	13.8%	14.0%
Depreciation and amortization	1.0%	1.8%	1.4%	1.9%

As a percentage of interest income:
Interest expense and lender fees	45.2%	48.8%	44.1%	47.7%

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenues

Revenues for the quarter ended September 30, 2005 were $62.3 million, a $14.5 million increase from revenues of $47.8 million for the quarter ended September 30, 2004. The increase is primarily due to increased Vacation Interval sales, gain on sales of notes receivable, and other income during the third quarter of 2005 versus the same period of 2004.

The following table summarizes our Vacation Interval sales (dollars in thousands).

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$17,429	1,421	$12,266	$16,849	1,503	$11,210
Upgrade Interval Sales to Existing Customers	13,671	1,510	9,054	6,286	893	7,039
Additional Interval Sales to Existing Customers	10,733	1,147	9,357	13,603	1,665	8,170
Total	$41,833			$36,738

Overall, Vacation Interval sales increased $5.1 million, or 13.9%, during the third quarter of 2005 versus the third quarter of 2004. The number of interval sales to new customers decreased 5.5% as a result of the Company’s marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers. Average prices of sales to new customers increased 9.4% however, resulting in a 3.4% net increase in the sales amount. The number of interval sales to existing customers increased 3.9%, and average prices increased 18.1%, resulting in a 22.7% net increase in the sales amount during the third quarter of 2005 versus the same period of 2004.

The Company anticipates annual Vacation Interval sales to grow approximately 10% to 15% beginning in 2006. This growth will be achieved through a combination of:

•
Opening new off site sales centers in major metropolitan areas. The Company believes the off site sales centers will result in more first time sales. These off site sales centers will be conveniently located in the major markets the Company serves, allowing touring families to save the time necessary to drive to and from the existing sales centers located at the Company’s getaway resorts. The off site sales centers will compliment the on site sales centers. Each off site sales center is estimated to cost approximately $800,000 to $1.0 million to construct.

•	Increased upgrade sales and additional week sales to existing customers.

•
Potentially opening new resorts. The Company has identified potential markets for future expansion that may include Washington DC, Las Vegas, Wisconsin Dells, and/or Myrtle Beach, South Carolina. Depending on the size and location, a new resort’s land, infrastructure, and amenities will cost between $5.0 million and $15.0 million.

Because of the variables discussed above, it is not possible for the Company to forecast at this time the precise impact that this projected growth in Vacation Interval sales will have on the Company’s future earnings.

Sampler sales increased $46,000 to $617,000 for the quarter ended September 30, 2005, compared to $571,000 for the same period in 2004. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the third quarter of 2005 relate to 2004 sales activity.

Interest income decreased $287,000, or 3.1%, to $9.1 million during the third quarter of 2005 from $9.4 million during the same period of 2004. The decrease resulted from the lower average outstanding notes receivable balance during the third quarter of 2005 versus the same period of 2004, primarily due to the sale of notes receivable to the Company’s newly-formed off-balance-sheet special purpose finance subsidiary, SF-III, during the third quarter of 2005. The average yield on the Company’s outstanding notes receivable increased to 15.2% at September 30, 2005 from 15.1% at September 30, 2004, which partially offset the reduction in average outstanding notes receivable balance.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $450,000 for the third quarter of 2005 versus $300,000 for the third quarter of 2004, due primarily to increased profitability of the resorts’ management clubs during the third quarter of 2005 versus the same period of 2004.

Gain on sales of notes receivable was $5.8 million during the third quarter of 2005, resulting from the sale of $132.8 million of notes receivable to SF-III. There were no sales of notes receivable during the third quarter of 2004.

Other income consists of marina income, golf course and pro shop income, condo rental income, and other miscellaneous items. Other income increased $3.7 million to $4.5 million for the third quarter of 2005 versus $808,000 for the same period of 2004, primarily due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during the third quarter of 2005.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 16.2% during the third quarter of 2005 versus 16.8% for the same period of 2004 primarily due to the Company selling a higher percentage of its lower cost inventory in the third quarter of 2005 versus selling primarily its higher cost inventory during the same period of 2004. Higher average sales prices during the third quarter of 2005 compared to the third quarter of 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $606,000 increase in cost of sales in the third quarter of 2005 compared to the third quarter of 2004 is due to the increase in Vacation Interval sales, partially offset by increased sales of lower cost inventory. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as the Company continues to deplete its inventory of low-cost Vacation Intervals and shifts its sales mix to more recently constructed units, which were built at higher average costs.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 46.3% for the quarter ended September 30, 2005, from 49.5% for the same period of 2004. The decreased percentage is the result of the Company’s marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. The opening of new off site sales centers discussed in “Revenues” above could result in slightly higher sales and marketing expenses as a percentage of total sales in 2006 and later years. For the third quarter of 2005, sales to existing customers increased to 58.3% of Vacation Interval sales, up from 54.1% during the same period of 2004. Sales and marketing expense increased $1.2 million during the third quarter of 2005, as compared to the same period of 2004, due to higher Vacation Interval sales, partially offset by increased sales to existing customers.

Certain credit facilities of the Company contain a financial covenant that requires sales and marketing expense to be 55% or less of total sales for the latest rolling twelve months. For the latest rolling twelve months ended September 30, 2005, this percentage was 50.9%. The Company does not currently foresee issues regarding compliance with this financial covenant for the remainder of the year ending December 31, 2005.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 15.0% in the third quarter of 2005 compared to 20.0% for the third quarter of 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 24.4% and 21.1% of gross notes receivable as of September 30, 2005 and December 31, 2004, respectively. The Company will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 11.8% for the third quarter of 2005, from 13.7% for the same period of 2004. Overall, operating, general and administrative expense increased by $795,000 for the third quarter of 2005, as compared to the same period of 2004. This was primarily due to increased salaries and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.0% for the quarter ended September 30, 2005 versus 1.8% for the same quarter of 2004. Overall, depreciation and amortization expense decreased $229,000 for the third quarter of 2005, as compared to 2004, primarily due to a general reduction in capital expenditures since 2000. In addition, depreciation of the Company’s water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 45.2% for the third quarter of 2005, from 48.8% for the same period of 2004. This decrease is primarily the result of lower average debt during the third quarter of 2005 versus the same period of 2004, partially offset by an increase in the Company’s weighted average cost of borrowings from 6.8% during the third quarter of 2004 to 7.6% during the third quarter of 2005. Overall, interest expense and lender fees decreased $474,000 during the third quarter of 2005 versus the same period of 2004 primarily due to the reduction in average debt during the quarter.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $17.6 million for the quarter ended September 30, 2005, as compared to $3.8 million for the quarter ended September 30, 2004, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 30.2% for the third quarter of 2005 as compared to 0% for the third quarter of 2004. The higher effective income tax rate during the third quarter of 2005 was the result of utilizing enough of the NOL carryforward during the year, causing the Company to move into a projected net deferred tax liability position at year-end. No income tax during the third quarter of 2004 was the result of the Company being in a projected net deferred tax asset position for its 2004 year-end, which was offset by a valuation allowance, which reduced the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income from Continuing Operations

Net income from continuing operations increased to $12.3 million for the quarter ended September 30, 2005, as compared to $3.8 million for the quarter ended September 30, 2004, as a result of the above-mentioned operating results.

Net Income from Discontinued Operations

The Company recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during the third quarter of 2005 related to the sale of its water distribution and waste water treatment utilities assets at eight of its timeshare resorts during the first quarter of 2005. This gain was deferred until certain conditions of the sale were met, which occurred during the third quarter of 2005. Income from discontinued operations, net of income taxes, was $214,000 for the third quarter of 2004.

Net Income

Net income increased to $12.9 million for the quarter ended September 30, 2005, as compared to $4.0 million for the quarter ended September 30, 2004, as a result of the above-mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues for the nine months ended September 30, 2005 were $153.7 million, representing a $15.3 million increase from revenues of $138.4 million for the nine months ended September 30, 2004. The increase is primarily due to increased Vacation Interval sales, gain on sales of notes receivable, and other income.

The following table summarizes our Vacation Interval sales (dollars in thousands).

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$48,471	4,015	$12,073	$50,193	4,486	$11,189
Upgrade Interval Sales to Existing Customers	27,589	3,183	8,668	23,201	3,323	6,982
Additional Interval Sales to Existing Customers	33,244	3,649	9,110	32,475	3,914	8,297
Total	$109,304			$105,869

Overall, Vacation Interval sales increased $3.4 million during the first nine months of 2005 versus the same period of 2004, primarily due to the increase in average sales prices during 2005. The number of interval sales to new customers decreased 10.5%, but average prices increased 7.9%, resulting in a 3.4% net decrease in the sales amount, and the number of interval sales to existing customers decreased 5.6%, but average prices increased 15.7%, resulting in a 9.3% net increase in the sales amount during the first nine months of 2005 versus the same period of 2004.

The Company anticipates annual Vacation Interval sales to grow approximately 10% to 15% beginning in 2006. This growth will be achieved through a combination of:

•
Opening new off site sales centers in major metropolitan areas. The Company believes the off site sales centers will result in more first time sales. These off site sales centers will be conveniently located in the major markets the Company serves, allowing touring families to save the time necessary to drive to and from the existing sales centers located at the Company’s getaway resorts. The off site sales centers will compliment the on site sales centers. Each off site sales center is estimated to cost approximately $800,000 to $1.0 million to construct.

•	Increased upgrade sales and additional week sales to existing customers.

•
Potentially opening new resorts. The Company has identified potential markets for future expansion that may include Washington DC, Las Vegas, Wisconsin Dells, and/or Myrtle Beach, South Carolina. Depending on the size and location, a new resort’s land, infrastructure, and amenities will cost between $5.0 million and $15.0 million.

Because of the variables discussed above, it is not possible for the Company to forecast at this time the precise impact that this projected growth in Vacation Interval sales will have on the Company’s future earnings.

Sampler sales increased $274,000 to $1.8 million for the first nine months of 2005, compared to $1.5 million for the same period in 2004. Sampler sales are not recognized as revenue until the Company’s obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in the first nine months of 2005 relate to 2003 and 2004 sales activity.

Interest income increased $1.4 million, or 4.9%, to $28.9 million during the first nine months of 2005 from $27.6 million during the same period of 2004. The increase primarily resulted from the improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The improved performance of the Company’s notes receivable resulted in greater collections of interest during the first nine months of 2005 versus the same period of 2004. In addition, the average yield on the Company’s outstanding notes receivable increased to 15.2% at September 30, 2005 from 15.1% at September 30, 2004, which also contributed to the increase. The increase is partially offset by the sale of notes receivable to the Company’s newly-formed off-balance-sheet special purpose finance subsidiary, SF-III, during the third quarter of 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $451,000 to $1.4 million for the first nine months of 2005 versus $900,000 for the first nine months of 2004, due primarily to increased profitability of the resorts’ management clubs during the first nine months of 2005 versus the same period of 2004.

Gain on sales of notes receivable was $6.5 million for the first nine months of 2005, resulting from the sale of $8.0 million and $132.8 million of notes receivable to the Company’s SPE and SF-III, respectively, and recognizing pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to the Company’s SPE, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its senior revolving loan facilities. In connection with the sale to SF-III, the Company received cash consideration of $108.7 million, which was used to pay off in full the credit facility of the SPE and to pay down borrowings under its senior revolving loan facilities. The $580,000 gain during the first nine months of 2004 resulted from the sale of $12.7 million of notes receivable to the SPE.

Other income consists of marina income, golf course and pro shop income, condo rental income, and other miscellaneous items. Other income increased $3.9 million to $5.9 million for the first nine months of 2005 versus $2.0 million for the same period of 2004, primarily due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during the first nine months of 2005. In addition, condo rentals at the Company’s Orlando Breeze resort, acquired in the fourth quarter of 2004, contributed to the increase.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 16.0% during the first nine months of 2005 versus 18.4% for the same period of 2004 primarily due to the Company selling a much higher percentage of its lower cost inventory in the first nine months of 2005 versus selling primarily its higher cost inventory during the same period of 2004. Higher average sales prices during the first nine months of 2005 compared to the first nine months of 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $2.0 million decrease in cost of sales in the first nine months of 2005 compared to the same period of 2004 is primarily due to increased sales of lower cost inventory. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as the Company continues to deplete its inventory of low-cost Vacation Intervals and shifts its sales mix to more recently constructed units, which were built at higher average costs.

Sales and Marketing

Sales and marketing expenses as a percentage of total sales decreased to 49.5% for the nine months ended September 30, 2005, from 50.0% for the same period of 2004. The decreased percentage is the result of the Company’s marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. The opening of new off site sales centers discussed in “Revenues” above could result in slightly higher sales and marketing expenses as a percentage of total sales in 2006 and later years. For the nine months ended September 30, 2005, sales to existing customers increased to 55.7% of Vacation Interval sales, up from 52.6% during the same period of 2004. Overall, sales and marketing expense increased $1.3 million during the first nine months of 2005 versus the same period of 2004, primarily due to increased Vacation Interval sales.

Certain credit facilities of the Company contain a financial covenant that requires sales and marketing expense to be 55% or less of total sales for the latest rolling twelve months. For the latest rolling twelve months ended September 30, 2005, this percentage was 50.9%. The Company does not currently foresee issues regarding compliance with this financial covenant for the remainder of the year ending December 31, 2005.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was 16.5% during the first nine months of 2005 compared to 20.0% for the first nine months of 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before the Company focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 24.4% and 21.1% of gross notes receivable as of September 30, 2005 and December 31, 2004, respectively. The Company will continue its current collection programs and seek new programs to reduce note defaults and improve the credit quality of its customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 13.8% for the first nine months of 2005, from 14.0% for the same period of 2004. Overall, operating, general and administrative expense increased by $1.8 million for the first nine months of 2005, as compared to the same period of 2004. This was primarily due to increased salaries and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.4% for the nine months ended September 30, 2005 versus 1.9% for the same period of 2004. Overall, depreciation and amortization expense decreased $478,000 for the first nine months of 2005, as compared to 2004, primarily due to a general reduction in capital expenditures since 2000. In addition, depreciation of the Company’s water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 44.1% for the first nine months of 2005, from 47.7% for the same period of 2004. This decrease is primarily the result of the increased interest income during the first nine months of 2005 versus the same period of 2004, partially offset by an increase in the Company’s weighted average cost of borrowings from 6.8% during the first nine months of 2004 to 7.1% during the first nine months of 2005. Overall, interest expense and lender fees decreased $378,000 during the first nine months of 2005 versus the same period of 2004, due to the overall reduction in average debt during the first nine of 2005 compared to the average debt during the first nine months of 2004.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $27.1 million for the nine months ended September 30, 2005, as compared to $8.9 million for the nine months ended September 30, 2004, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 30.3% for the first nine months of 2005 as compared to 0.3% for the first nine months of 2004. The higher effective income tax rate during the nine months ended September 30, 2005 was the result of utilizing enough of the NOL carryforward during the year, causing the Company to move into a projected net deferred tax liability position at year-end. The low effective income tax rate during the same period of 2004 was the result of the Company being in a projected net deferred tax asset position for its 2004 year-end, which was offset by a valuation allowance, which reduced the projected net deferred tax assets to zero due to the unpredictability of recovery.

Net Income from Continuing Operations

Net income from continuing operations increased to $18.9 million for the nine months ended September 30, 2005, as compared to $8.9 million for the same period of 2004, as a result of the above-mentioned operating results.

Net Income from Discontinued Operations

Net Income from discontinued operations increased to $741,000 during the first nine months of 2005, compared to $503,000 during the same period of 2004. The Company recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during the first nine months of 2005 related to the sale of its water distribution and waste water treatment utilities assets at eight of its timeshare resorts. The Company sold these assets during March 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income

Net income increased to $19.6 million for the nine months ended September 30, 2005, as compared to $9.4 million for the nine months ended September 30, 2004, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. The Company generates cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to its special purpose entities, management fees, sampler sales, and utility operations (through the first quarter of 2005). The Company typically receives a 10% down payment on sales of Vacation Intervals and finances the remainder by receipt of a seven-year to ten-year customer promissory note. The Company generates cash from customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because the Company uses significant amounts of cash in the development and marketing of Vacation Intervals, but collects cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2005, the Company’s operating activities reflected cash provided by operating activities of $82.6 million versus cash used in operating activities of $1.5 million during the same period of 2004. The increase in cash provided by operating activities was primarily the result of increased sales of notes receivable, partially offset by the increase in the Company’s maximum exposure to loss regarding its involvement with SF-III, as well as an increase in cash spent towards construction of new inventory during the first nine months of 2005 versus the same period of 2004.

The Company also entered into two new revolving credit facilities during the nine months ended September 30, 2005, which expanded the Company's borrowing capacity by $75 million. Additionally, the Company negotiated an amendment to the credit facility with one of its other senior lenders to extend the revolving availability of that facility until June 2008. Although it appears the Company has adequate liquidity to meet its needs in 2005 and 2006, it is continuing to identify additional financing arrangements into 2007 and beyond. To finance the Company’s growth, development, and any future expansion plans, the Company may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt incurred or issued by the Company may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However, during the first nine months of 2005, net cash provided by investing activities was $18.9 million, due primarily to the sale of the Company’s water distribution and waste water treatment utilities assets at eight of its resorts, and the sale of undeveloped land located in Luzerne County, Pennsylvania. During the first nine months of 2004, net cash used in investing activities was $247,000, due to equipment purchases. The Company evaluates sites for additional new resorts or acquisitions on an ongoing basis.

During the nine months ended September 30, 2005, net cash used in financing activities was $104.0 million compared to net cash provided by financing activities of $1.9 million in the comparable 2004 period. The increase in cash used in financing activities was the result of increased payments on borrowings against pledged notes receivable during the first nine months of 2005. The Company paid in full the outstanding balance under its SPE credit facility of $50.4 million, its two non-revolving loans with one of its senior lenders in an aggregate amount of $12.5 million, and its $20.7 million of term notes with another of its senior lenders. This activity was partially offset by increased borrowings against pledged notes receivable, largely due to the $26.3 million conduit term loan transaction through SF-II during the first nine months of 2005. During the first nine months of 2004, net cash of $1.9 million provided by financing activities was the result of $70.4 million of proceeds received from borrowings against pledged notes receivable, partially offset by $68.5 million of payments on borrowings against pledged notes receivable.

At September 30, 2005, the Company's senior credit facilities provided for loans of up to $267.3 million of which approximately $163.5 million of principal related to advances under the credit facilities was outstanding. For the nine months ended September 30, 2005, the weighted average cost of funds for all borrowings, including the senior subordinated debt, was 7.1%. Customer defaults have a significant impact on cash available to the Company from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, the Company must repay borrowings against such delinquent notes.

Certain debt agreements include restrictions on the Company’s ability to pay dividends. The Company’s ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. The Company entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through an off-balance-sheet SPE during 2000. The Company agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During the first nine months of 2005, the Company sold $8.0 million of notes receivable to the SPE and recognized pre-tax gains of $669,000. In conjunction with these sales, the Company received cash consideration of $6.0 million, which was used to pay down borrowings under its revolving loan facilities. During the first nine months of 2004, the Company sold $12.7 million of notes receivable to the SPE and recognized pre-tax gains of $580,000. In conjunction with these sales, the Company received cash consideration of $9.6 million, which was primarily used to pay down borrowings under its revolving loan facilities. The SPE funded these purchases through advances under a credit agreement arranged for this purpose. The Company receives fees for servicing sold notes, calculated based on 1% of eligible notes held by the facility. Such fees were $355,000 and $526,000 for the nine months ended September 30, 2005 and 2004, respectively. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

During the third quarter of 2005 the Company closed a securitization transaction with its newly-formed, wholly-owned off-balance sheet special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private offering and sale through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture between the Company, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

$46,857,000 4.857% Timeshare Loan-Backed Notes, Series 2005-A, Class A;
$28,522,000 5.158% Timeshare Loan-Backed Notes, Series 2005-A, Class B;
$16,299,000 5.758% Timeshare Loan-Backed Notes, Series 2005-A, Class C; and
$16,977,000 6.756% Timeshare Loan-Backed Notes, Series 2005-A, Class D.

The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody's Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.

The Series 2005-A Notes are secured by timeshare loans sold to SF-III by the Company pursuant to a transfer agreement between the Company and SF-III. Under that agreement, the Company sold to SF-III approximately $132.8 million in timeshare loans that were previously pledged as collateral under revolving credit facilities with senior lenders of the Company and its SPE, Silverleaf Finance I, Inc. The proceeds from the sale of the timeshare loans to SF-III were used to pay off in full the credit facility of the SPE and to pay down amounts owed by the Company under credit facilities with its senior lenders. The SPE was dissolved by the Company simultaneously with the sale of the notes to SF-III. The timeshare loans were sold to SF-III without recourse to the Company, except for breaches of certain representations and warranties at the time of sale. The Company is responsible for servicing the timeshare loans pursuant to the terms of the Indenture and will receive a fee for its services. Such fees were $570,000 for the quarter ended September 30, 2005. Such fees received approximate the Company’s internal cost of servicing such notes. As a result, the related servicing asset or liability was estimated to be insignificant.

The Company’s sales of timeshare loans to SF-III allow the Company to realize the benefit of additional credit availability it has with its current senior lenders. Credit facilities are necessary for the Company to have the liquidity necessary to fund its costs and expenses. Therefore it is vitally important to the Company’s liquidity plan to have financing available in order to finance future sales, since it finances the majority of its timeshare sales over seven to ten years.

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

As of December 31, 2004, the Company had $213 million in net operating losses (“NOLs”), which expire between 2019 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable could be decreased if estimates of future taxable income during the carryforward period are reduced.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the nine months ended September 30, 2005, the Company had no significant derivative financial instruments or foreign operations. Interest on the Company’s notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on the Company’s primary loan agreements, which totaled $163.5 million at September 30, 2005, is partially fixed and partially variable. The impact of a one-point interest rate change on the outstanding balance of variable-rate financial instruments at September 30, 2005, on the Company’s results of operations for the first nine months of 2005 would be approximately $758,000, or approximately $0.02 per share.

At September 30, 2005, the carrying value of the Company’s notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on the Company’s notes receivable are increased or perceived to be above market rates, the fair market value of the Company's fixed-rate notes will decline, which may negatively impact the Company's ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $4.8 million or approximately $0.13 per share.

Credit Risk— The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to notes receivable sold.

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

Interest Rate Risk —The Company has historically derived net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their Vacation Intervals exceed the interest rates the Company pays to its lenders. Because the Company's indebtedness primarily bears interest at variable rates and the Company's customer receivables bear interest at fixed rates, increases in interest rates will erode the income that the Company has historically obtained due to this spread and could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. The Company has not engaged in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows, and financial position.

Availability of Funding Sources —The Company funds substantially all of the notes receivable, timeshare inventories, and land inventories which it originates or purchases with borrowings through its financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows, and financial condition.

Geographic Concentration —The Company’s notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. The Company's Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that a former subsidiary of the Company constructed in Missouri filed two separate actions against the Company in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases have been consolidated. The plaintiffs filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. The Company filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties mediated this matter in October 2005 and agreed upon the terms of a settlement. Pursuant to the terms of the settlement, which terms have not yet been reduced to a definitive settlement agreement executed by the parties, the Company has agreed to pay to the Holiday Hills Condominium Association $1.15 million, of which $1.1 million will be paid by the Company's insurers. The parties agreed to certain other terms, including the Company deeding two non-timeshare condominium units to the plaintiffs, waiving amenities fees currently due and owing from the plaintiffs, and making repairs to a parking lot and other public areas of the condominium development. The settlement agreement further provides that each party will execute a general and mutual release of all claims and for the dismissal of the suit. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that a former subsidiary of the Company constructed in Missouri filed an action against the Company in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. A definitive settlement agreement concerning this matter was executed by all parties in October 2005. The settlement agreement provides that three of the Company’s insurance carriers pay plaintiffs $500,000. The terms of settlement limit any possible future contingent liability of the Company to a maximum of $200,000. In order for any further claims of this sort to be asserted against the Company by the plaintiffs, the settlement agreement requires that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against the Company’s $200,000 maximum liability. Should the settlement not be fully implemented, the Company intends to continue to vigorously defend this litigation.

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

Item 5. Other Information

During the third quarter of 2005 the American Stock Exchange ("AMEX") approved the Company’s application to list its shares of common stock under the ticker symbol SVL. The Company’s stock began trading on the AMEX effective September 19, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.
3.1	Second Amended and Restated Bylaws of Silverleaf Resorts, Inc. dated November 8, 2005.
10.1	First Amendment to Inventory Loan and Security Agreement dated October 5, 2005 between the Registrant and CapitalSource Finance LLC.
10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 26, 2005, between the Registrant and Textron Financial Corporation.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2005:

Current report on Form 8-K filed with the SEC on July 6, 2005 relating to a loan agreement between the Registrant and Resort Funding LLC.

Current report on Form 8-K filed with the SEC on July 20, 2005 relating to a note purchase agreement pursuant to which Silverleaf Finance III, LLC sold approximately $108.6 million of its Timeshare Loan-Backed Notes, Series 2005-A (“Notes”).

Current report on Form 8-K filed with the SEC on July 28, 2005 relating to a securitization transaction with Silverleaf Finance III, LLC.

Current report on Form 8-K filed with the SEC on August 17, 2005 relating to the Registrant's earnings release for the quarter ended June 30, 2005.

Current report on Form 8-K filed with the SEC on August 22, 2005 relating to an Employment Agreement between the Registrant and an officer of the Registrant.

Current report on Form 8-K filed with the SEC on September 16, 2005 relating to a loan agreement between the Registrant and Textron Financial Corp.

Current report on Form 8-K filed with the SEC on September 23, 2005 relating to the listing of the Registrant's common stock on AMEX.

Current report on Form 8-K filed with the SEC on September 27, 2005 relating to the impact of Hurricane Rita on two of the Registrant's Texas resorts.

Current report on Form 8-K filed with the SEC on September 30, 2005 updating the impact of Hurricane Rita on two of the Registrant's Texas resorts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2005	By: /s/ ROBERT E. MEAD Robert E. Mead Chairman of the Board and Chief Executive Officer

Dated: November 10, 2005	By: /s/ HARRY J. WHITE, JR. Harry J. White, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of Silverleaf Resorts, Inc. dated November 8, 2005

10.1	First Amendment to Inventory Loan and Security Agreement dated October 5, 2005 between the Registrant and CapitalSource Finance LLC

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 26, 2005, between the Registrant and Textron Financial Corporation

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002