Form 10-K
period 2005-12-31
SILVERLEAF RESORTS INC
filed 2006-03-17
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

None
_______________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
_______________

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sales price of the Common Stock on June 30, 2005 as reported on the OTC Bulletin Board operated by Nasdaq Stock Market, Inc., was approximately $18,744,635 (based on 13,200,447 shares held by non-affiliates). There were 36,954,948 shares of the Registrant's Common Stock, $.01 par value, outstanding at June 30, 2005.

As of March 20, 2006 there were 37,494,304 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s fiscal 2006 annual meeting of shareholders, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this annual report, such information will be included in an amendment to this report filed no later than the end of such 120-day period.

FORM 10-K TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained herein under Part 1, Item 1 “Business-Risk Factors,” Part I, Item II “Properties,” Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

PART I

ITEM 1. BUSINESS

Overview

Silverleaf Resorts, Inc. (the “Company,” "Silverleaf," “we,” or "our") was incorporated in Texas in 1989. Our principal business is the development, marketing, and operation of "getaway" and “destination” timeshare resorts. As of December 31, 2005, we own seven "getaway resorts" in Texas, Missouri, Illinois, and Georgia (the "Getaway Resorts"). We also own six "destination resorts" in Texas, Missouri, Massachusetts, and Florida (the "Destination Resorts").

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent "short-stay" getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Getaway Resorts and the Destination Resorts (collectively, the "Existing Resorts") provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $10,361 for 2005 and $9,671 for 2004.

Owners of Silverleaf Vacation Intervals at the Existing Resorts ("Silverleaf Owners") enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our "Bonus Time" Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International ("RCI"). Our new destination resort in Florida is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

Certain Significant 2005 Events

•
During the fourth quarter of 2004, we completed the acquisition of a 4.8-acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. The property is comprised of 48 two and three bedroom units and provides resort amenities such as a heated outdoor swimming pool, fitness center, arcade, playground, sand volleyball and basketball courts. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved during the first quarter of 2005, granting us sales approval for 16 units encompassing 832 one-week Vacation Intervals. Since that time we have operated the property as a timeshare resort under the name “Orlando Breeze.” By December 31, 2005, we were granted sales approval for all of the 48 units at the resort, encompassing a total of 2,496 one-week Vacation Intervals.

•
During the first quarter of 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for an aggregate sales price of $13.2 million, which resulted in a pretax gain of $879,000 once all conditions of the sale were met. The purchasers of the utilities are Algonquin Water Resources of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the eight timeshare resorts to which the transferred utility assets relate. The Purchasers charge the timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of the sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

•
During the third quarter of 2005 we closed a term securitization transaction with a newly-formed, wholly-owned off-balance sheet special purpose finance subsidiary (“SF-III”), a Delaware limited liability company, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between Silverleaf, as servicer of the timeshare receivables, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and our wholly-owned, off-balance sheet subsidiary, Silverleaf Finance I, Inc. (“SF-I”), also a qualified special purpose entity. We dissolved SF-I simultaneously with the sale of timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related net servicing asset or liability was estimated to be insignificant.

•
During 2005, we entered into receivables and inventory loan agreements with three new senior lenders. We consolidated, amended, and restated the receivable facilities with another senior lender, and paid in full the term loans and one inventory loan we had outstanding with that same senior lender. We paid in full the aggregate outstanding balance of receivables and inventory loans with two other senior lenders, and we entered into an amendment and expansion of our conduit term loan agreement through our wholly-owned on-balance sheet financing subsidiary, Silverleaf Finance II, Inc. (“SF-II”), which was formed in December 2003. All of these transactions are discussed further under the heading “Description Of Our Senior Credit Facilities At December 31, 2005”.

•
During the third quarter of 2005 the American Stock Exchange ("AMEX") approved our application to list our shares of common stock under the ticker symbol “SVL”. Our stock began trading on the AMEX effective September 19, 2005.

•
In December 2005, we announced plans to open our first showroom-style, off-site sales office. The showroom, which is centrally located in the Dallas/Fort Worth metroplex in Irving, Texas, opened in March 2006. We estimate that the new facility will generate annual sales to new members of $10 to $12 million.

Certain Significant Events Subsequent to 2005

•
In January 2006, we purchased approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Orlando, Florida for a purchase price of $4.0 million. Extensive planning and pre-development work must be completed before we can begin developing the property. In addition, development of the property is subject to state and local governmental approvals necessary before commencing timeshare operations.

•
In March 2006, we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC ("SF-IV"), a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note ("VFN") to UBS Real Estate Securities Inc. (“UBS”). The VFN bears interest on advances by UBS to SF-IV at an initial rate equal to LIBOR plus 1.5%. The VFN is secured by customer notes receivable we sold to SF-IV and will mature in March 2010. Proceeds from the sale of customer notes receivable to SF-IV were used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will continue to service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

Operations

Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

○ acquiring and developing timeshare resorts;
○ marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;
○ marketing and selling upgraded and additional Vacation Intervals to existing Silverleaf Owners;
○ financing the purchase of Vacation Intervals; and
○ managing timeshare resorts.

We have in-house capabilities which enable us to coordinate all aspects of development and expansion of the Existing Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications.

We perform substantial marketing and sales functions internally. We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors. We sell Vacation Intervals predominately through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas. This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry. Beginning in 2006, we will begin limited marketing and sales activity at our first off-site sales center, which is located in the Dallas / Ft. Worth metroplex.

As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% of eligible customer receivables. At December 31, 2005 and 2004, we had a portfolio of approximately 30,293 and 34,437 customer promissory notes, respectively, totaling approximately $230.5 and $250.4 million, respectively, with an average yield of 15.3% and 15.1% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 8.1% per annum at December 31, 2005. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2005 and 2004, approximately $337,000 and $2.0 million in principal, or 0.1% and 0.8%, respectively, of our loans to Silverleaf Owners were 61 to 120 days past due. As of December 31, 2005 and 2004, no timeshare loans receivable were over 120 days past due. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an estimated amount that our management believes is sufficient to cover anticipated losses from customer defaults.

Each timeshare resort has a timeshare owners' association (a "Club"). At December 31, 2005, each Club (other than the club at Orlando Breeze) operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts to operate and manage their resort. In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of all the Existing Resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

Orlando Breeze has its own club (“Orlando Breeze Resort Club”), which is operated independently of Silverleaf Club. We also provide certain supervisory and management functions for Orlando Breeze Resort Club under the terms of a written agreement.

Marketing and Sales

Marketing is the process by which we attract potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which we seek to sell a Vacation Interval to a potential customer once he arrives for a tour at an Existing Resort or attends a sales presentation.

Marketing. Our in-house marketing staff creates databases of new prospects, which are principally developed through cooperative arrangements with outside vendors to identify prospects that meet our marketing criteria. Using our automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of our resorts and receive an incentive, such as a free gift.

Sales. We sell our Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of our sales force who leads the prospect on a 90-minute tour of the resort and its amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives that we offer. Prior to the closing of any sale, a verification officer interviews each prospect to ensure our compliance with sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the limitations on the Bonus Time program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed. We also sell our Vacation Intervals to existing Silverleaf Owners as either upgraded sales of more desirable higher priced Vacation Intervals or additional week Vacation Interval sales.

Sales representatives receive commissions ranging from 4.0% to 16.0% of the sales price of a Vacation Interval depending on established guidelines. Sales managers also receive commissions of 2.0% to 6.0% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.5% to 3.5%, which are also subject to chargebacks.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other low priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners, as well as additional week sales to existing Silverleaf Owners. Although most upgrades and additional week sales are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of these at the Destination Resorts. We have been focusing on increasing the percentage mix of sales to existing customers in 2005 and 2004. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 55.2% and 52.4% of our gross revenues from Vacation Interval sales for the years ended December 31, 2005 and 2004, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an affordable product for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower-priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

In December 2005, we announced plans to open our first showroom-style, off-site sales office. The showroom, located in the Dallas/Fort Worth metroplex in Irving, Texas, opened in March 2006 and operates under the name "Silverleaf Vacation Store." It offers potential customers an interactive “virtual” experience of our resorts, including a model unit, photo gallery, and film presentation for each of our 13 current resorts and their related amenities. The 16,500 square-foot showroom cost approximately $1.1 million and employs approximately 30 to 40 on-site sales personnel. Following the initial start-up period, we believe this new showroom will generate between $10 million to $12 million in annual sales to new members. The showroom will provide us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts in their own community. We expect that new owners who purchase at these showrooms will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the resort's benefits. Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales. Each sales representative is our employee and receives some employment benefits. At December 31, 2005, we employed 459 sales representatives at our Existing Resorts.

Seasonality

Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our quarterly operating results could be negatively impacted by these factors.

Customer Financing

We offer financing to buyers of Vacation Intervals at our resorts. Buyers who elect to finance their purchases through us typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. In 2005, we began obtaining a pre-screen credit score on touring families. If the credit score does not meet certain minimum credit criteria, a 15% down payment is required instead of our standard 10% down payment. There are a number of risks associated with financing customers’ purchases of Vacation Intervals. For an explanation of these risks, please see "Risk Factors" beginning on page 22 of this report.

In 2005 we accrued 16.2% of the purchase price of Vacation Intervals as a provision for uncollectible notes. The allowance for doubtful accounts was 22.8% of gross notes receivable as of December 31, 2005 compared to 21.1% at December 31, 2004. We plan to continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that our efforts will be successful.

For the year ended December 31, 2005, we decreased our sales by $2.6 million for customer returns (cancellations of sales transactions in which the customer fails to make the first installment payment). If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it. When this occurs the associated marketing, selling, and administrative costs from the original sale are not recovered and sales and marketing costs must be incurred again to resell the Vacation Interval. Although, in many cases, we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit or hinder our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we do not generally pursue this remedy because we have not found it to be cost effective.

At December 31, 2005, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $230.1 million with an allowance for uncollectible notes of approximately $52.5 million. Approximately $69.0 million in principal amount of our total notes receivable remain outstanding under the conduit term loan between our consolidated finance subsidiary, SF-II, and Textron Financial Corporation.

Additionally, at December 31, 2005, our off-balance sheet finance subsidiary, SF-III, held notes receivable totaling $106.9 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2005, we paid approximately $386,000 to repurchase the Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals. Our total investment in SF-III was valued at $22.8 million at December 31, 2005.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of additional interest income ceases until collection is deemed probable.

We intend to borrow additional funds under our existing revolving credit facilities with our senior lenders to finance our operations. At December 31, 2005, we had borrowings under our senior credit facilities in the approximate principal amount of $174.9 million, of which $140.5 million of such facilities are receivables based and currently permit borrowings of 75% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to the senior lender and applied against our loan balance. At December 31, 2005, we had a portfolio of approximately 30,293 Vacation Interval customer promissory notes in the approximate principal amount of $230.5 million, of which approximately $337,000 in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2005, our portfolio of customer notes receivable had an average yield of 15.3%. At such date, our borrowings, which primarily bear interest at variable rates, had a weighted average cost of 8.1%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders. Because our existing indebtedness currently bears interest primarily at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

To partially offset an increase in interest rates, we have engaged in one interest rate hedging transaction related to our conduit loan through SF-II, with a balance of $58.1 million on December 31, 2005. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, had a balance of $89.1 million at December 31, 2005 and bear interest at fixed rates ranging from 4.857% to 6.756%.

Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance, and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals. We ordinarily receive only 10% to 15% of the purchase price as a cash down payment on the sale of a Vacation Interval that we finance, but must pay in full the costs of developing, marketing, and selling the Vacation Interval. Maximum borrowings available under our current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease generally on loans available to our customers, we face an increased risk that customers will pre-pay their loans and reduce our income from financing activities.

We typically provide financing to customers over a seven-year to ten-year period. Our customer notes receivable had an average maturity of 5.5 years at December 31, 2005. Our credit facilities have scheduled maturities between March 2007 and March 2014. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Although it appears that we have adequate liquidity to meet our needs through at least March 2007, we are continuing to identify additional financing arrangements beyond such date.

Development and Acquisition Process

We intend to develop at our Existing Resorts and/or acquire new resorts only to the extent we deem such expansion financially beneficial, and then only as the capital markets permit.

If we are able to develop or acquire new resorts, we will do so under our established development policies. Before committing capital to a site, we test the market using our own market analysis testing techniques and explore the zoning and land-use laws applicable to the potential site and the regulatory issues pertaining to licenses and permits for timeshare marketing, sales, and operations. We also contact various governmental entities and review applications for necessary governmental permits and approvals. If we are satisfied with our market analysis and regulatory review, we will prepare a conceptual layout of the resort, including building site plans and resort amenities. After we apply our standard lodging unit design and amenity package, we prepare a budget that estimates the cost of developing the resort, including costs of lodging facilities, infrastructure, and amenities, as well as projected sales, marketing, and general and administrative costs. We typically perform additional due diligence, including obtaining an environmental report by an environmental consulting firm, a survey of the property, and a title commitment. We employ legal counsel to review these documents and pertinent legal issues. If we are satisfied with the site after the environmental and legal review, we will complete the purchase of the property.

We manage all construction activities internally. We typically complete the development of a new resort's basic infrastructure and models within one year, with additional units to be added within 180 to 270 days based on demand, weather permitting. A normal part of the development process is the establishment of a functional sales office at the new resort.

Clubs / Silverleaf Club

We have the right to appoint the directors of the Silverleaf Club through our right to supervise the management of the boards of directors of the individual clubs at each of our resorts under the terms of the Management Agreement. The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club. If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 808 in 2005 and 545 in 2004. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

At December 31, 2005, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. The consolidation of resort operations through Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or the Silverleaf Club, rather than by us.

Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

At December 31, 2005, Silverleaf Club had 710 full-time employees and Orlando Breeze Resort Club had 10 full-time employees. Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club collects dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, and generates income by the operation of certain amenities at the Existing Resorts. Silverleaf Club and Orlando Breeze Resort Club dues were approximately $54.96 per month ($27.48 for biennial owners) during 2005, except for certain members of Oak N’ Spruce Resort, who prepay dues at an annual rate of approximately $458. Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements. The Management Agreement with Silverleaf Club authorizes the Company to supervise the management and operations of the resorts and provide for a maximum management fee equal to 15% of gross revenues of Silverleaf Club, but our right to receive such a fee on an annual basis is limited to the amount of Silverleaf Club's net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. The Management Agreement between Orlando Breeze Resort Club and us authorizes us to supervise management and operation of Orlando Breeze Resort and provides for a maximum annual management fee equal to 15% of gross revenues of Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the amount of Orlando Breeze Resort Club’s net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with our current expansion and development plans, our 2005 management fees were subject to the annual net income limitation. Accordingly, for the year ended December 31, 2005, management fees recognized were $1.9 million. For financial reporting purposes, management fees from Silverleaf Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) Silverleaf Club’s net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the past performance of the Silverleaf Club, it is uncertain whether Silverleaf Club will consistently generate positive net income. Therefore, future income to the Company under the Management Agreement with Silverleaf Club could be limited. At December 31, 2005, there were approximately 94,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 400 Vacation Interval owners who pay dues to Orlando Breeze Resort Club. If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

Other Operations

Operation of Amenities. We own, operate, and receive the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although we own the golf course at Holly Lake, a homeowners’ association in the development operates the golf course. In general, Silverleaf Club receives revenues from the various amenities that require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

Samplers. We also recognize revenues from sales of Samplers, which allow prospective Vacation Interval purchasers to sample a resort for a specified number of nights. A five-night Sampler package primarily sells for between $595 and $1,000. For the years ended December 31, 2005, 2004, and 2003, we recognized $2.6 million, $2.2 million, and $1.8 million, respectively, in revenues from Sampler sales.

Utility Services. At December 31, 2004, we owned the water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. We also owned the waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. We maintained permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts. In March 2005, all of our utility services assets and liabilities were sold for an aggregate sales price of $13.2 million, which resulted in a pretax gain of $879,000. Certain of the Purchasers entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the eight timeshare resorts to which the transferred utility assets relate. The Purchasers charge the timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality.

Other Property. At December 31, 2005, we owned approximately 11 acres in Mississippi, and we are entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land. We subsequently sold approximately 4 acres of this land during the first quarter of 2006 for approximately $733,000, which resulted in a pretax gain of approximately $400,000.

Since 1998, we owned 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, which we were holding for future development as a timeshare resort. In 2005, we sold this property for an aggregate sales price of $6.1 million after related expenses, which resulted in a gain of $3.6 million.

We also own a 500-acre tract of land in the Berkshire Mountains of Western Massachusetts that we are in the initial stages of developing. We have not yet finalized our future development plans for this site; however, we believe that its proximity to major population centers in the Northeastern United States and the year-round outdoor recreational attractions in the Berkshire region make this property suitable for future development as a timeshare resort.

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

We do not:

○ invest in the securities of unaffiliated issuers for the purpose of exercising control;

○ underwrite securities of other issuers;

○ engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or

○ offer securities in exchange for property.

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

Participation in Vacation Interval Exchange Networks

Silverleaf Plus Program. In February 2006 we began selling the new Silverleaf Plus program. This program, administered through Silverleaf Club, includes all of the prior benefits to Silverleaf Club members plus enhanced vacation options through the Silverleaf exchange program. In addition to use of their owned weeks and bonus time, Silverleaf Club members who purchase with the Silverleaf Plus program can also split their weeks into a minimum of 2-day up to 5-day increments, and extend any unused days into the following year.

Internal Exchanges. As a convenience to Silverleaf Owners, each purchaser of a Silverleaf Vacation Interval has certain exchange privileges through the Silverleaf Club which may be used to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; and (ii) exchange an interval for the same interval of equal or lower rating at any other Existing Resort. These exchange rights are conditioned upon availability of the desired interval or resort.

Exchanges. We believe that our Vacation Intervals are made more attractive by our participation in a Vacation Interval exchange network operated by RCI. At December 31, 2005, the Existing Resorts (except for Orlando Breeze) are registered with RCI, and approximately one-third of Silverleaf Owners participate in RCI's exchange network. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

RCI assigns a rating of "red,” "white,” or "blue" to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. At December 31, 2005, RCI’s designation of our units of red, white, and blue Vacation Intervals is approximately 57%, 19%, and 24%, respectively. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of approximately $149 for domestic exchanges and $189 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See "Risk Factors" for a description of risks associated with the exchange programs.

Orlando Breeze is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI. An owner of a Vacation Interval at Orlando Breeze may, for annual membership fees and exchange fees similar to those charged by RCI, become a member of the Interval International timeshare exchange system.

Competition

All of our operations are contained within and are in support of a single industry segment - the vacation ownership industry - and we currently operate in only six geographic areas of the United States. These geographic areas are Texas, Missouri, Massachusetts, Illinois, Georgia, and Florida. We encounter significant competition from other timeshare resorts in the markets that we serve. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott International (Marriott Vacation Club brands), The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, and Four Seasons Resorts have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation (“Sunterra”), Cendant Corporation, through its acquisition of Fairfield Resorts, Inc. (“Fairfield") and Trendwest Resorts, Inc. (“Trendwest”), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Ramada Vacation Suites ("Ramada"), and Bluegreen Corporation (“Bluegreen”) are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

Fairfield, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills and Ozark Mountain resorts, and to a lesser extent with our Timber Creek Resort. Sunterra also owns a resort that is located near and competes with Piney Shores Resort. Additionally, we believe there are a number of public or privately-owned and operated timeshare resorts in most states in which we own resorts that compete with the Existing Resorts.

Many competitors also own timeshare resorts in or near Orlando, Florida where our newest resort, Orlando Breeze, is located. However sales of Orlando Breeze Vacation Intervals are primarily upgrade and additional week interval sales to our existing customers, with the sales taking place at our other Existing Resorts. We do not have a sales office in Orlando that directly competes with other resort developers and operators located there.

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

The American Resort Development Association (“ARDA”) recently published a study entitled State of the Vacation Ownership Industry, 2005 United States Study (the “ARDA Study”), which reported sales volume in the United States of $7.9 billion for 2004, compared to $3.7 billion in 1999 and $1.9 billion in 1995, equating to a 10-year compound annual growth rate exceeding 16 percent. The study estimated that 3.9 million households owned one or more U.S. timeshare intervals or points equivalent at January 1, 2005, representing a 13.8 percent increase over the amount reported one year earlier; however, there can be no assurance that the existing levels of growth in timeshare demand will continue or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

While our principal competitors are developers of timeshare resorts, we are also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels, as well as others engaged in the leisure business and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in the Company's costs relative to such competitors' costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

Governmental Regulation

General. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which our Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Civil Rights Acts of 1964 and 1968, the Fair Credit Reporting Act, the Fair Debt Collection Act, and the Americans with Disabilities Act. Additionally, as a publicly owned company, we are subject to all federal and state securities laws, including the Sarbanes-Oxley Act of 2002.

In response to certain fraudulent marketing practices in the timeshare industry in the 1980's, various states enacted legislation aimed at curbing such abuses. Certain states in which we operate have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require us to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and our promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before we may solicit residents of such state. The laws of certain states require us to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such states, even if the resort is not located in such state. The laws of Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where we sell Vacation Intervals that grant the purchaser the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities. These states have enacted "do not call" lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal "Do-Not-Call Implementation Act" (the "DNC Act"), which was enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission ("FTC") under its Telemarketing Sales Rule ("TSR") and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. Violations could result in penalties up to $11,000 per violation. The FTC has reported that approximately 83 million telephone numbers had been registered on the National Do Not Call List Registry by the end of 2004. Since the introduction of state and federal Do-Not-Call legislation, we have become somewhat more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

We believe we are in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals in the jurisdictions in which we currently do business. However, we are normally and currently the subject of a number of consumer complaints and regulatory inquiries generally relating to our marketing or sales practices. We always attempt to resolve all such complaints or inquiries directly with the consumer or the regulatory authority involved. We cannot be certain that all of these complaints and inquiries by regulators can be resolved without adverse regulatory actions or other consequences, such as class action lawsuits or rescission offers. We expect some level of consumer complaints in the ordinary course of business as we aggressively market and sell Vacation Intervals to households, which may include individuals who may not be financially sophisticated. We cannot be certain that the costs of resolving consumer complaints, regulatory inquiries, or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which we conduct sales or wish to conduct sales in the future will not be significant, that we are in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity, or financial position. Further, we cannot be certain that either the federal government or states having jurisdiction over our business will not adopt additional regulations or take other actions that would adversely affect our results of operations, liquidity, and financial position.

During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the “Merged Companies,” or individually “Merged Company”). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the "Orders") to which certain of the Merged Companies consented in the 1980’s purport to bind all successors and assigns, and accordingly may also be enforceable against the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed "officers, directors, and employees" of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

In early 1997, we were the subject of some consumer complaints that triggered governmental investigations into the Company's affairs. In March 1997, we entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which we agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of our Bonus Time program during certain periods. We paid $15,200 for investigatory costs and attorneys' fees of the Texas Attorney General in connection with this matter. Also, in March 1997, we entered into an agreed order (the "Agreed Order") with the Texas Real Estate Commission requiring that we comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which we had allegedly been in non-compliance until mid-1995. The allegations included (i) our admitted failure to register the Missouri Destination Resorts in Texas (due to our misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which we denied. While the Agreed Order acknowledged that we independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered us to cease these discontinued practices and enhance our disclosure to purchasers of Vacation Intervals. In the Agreed Order, we agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed that we revise our training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, we have encountered and expect to encounter some level of additional consumer complaints, regulatory scrutiny, and periodic remedial action in the ordinary course of our business. In this regard, during 2004 we renewed our timeshare-offering plan in the state of New York, which we inadvertently allowed to lapse in 2001. As part of this renewal process, we rescinded approximately $897,000 of sales to New York residents that were made in 2001 after our timeshare offering plan lapsed.

We have established compliance and supervisory methods in training sales and marketing personnel as to adherence to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management personnel prepare a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training that include, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. Additionally, sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests. We have supervisors to monitor compliance with all state and federal Do-Not-Call regulations.

We are not currently aware of any non-compliance with any state or federal statute, rule, or regulation which we believe would have a material adverse effect on our business, results of operations, or financial condition.

Environmental Matters. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and tort liability and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation, or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site or from environmental regulatory violations. In connection with our ownership and operation of our properties, we may be potentially liable for such claims.

Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. In 1994, we conducted a limited asbestos survey at each of our Existing Resorts, which surveys did not reveal material potential losses associated with ACMs at certain of the Existing Resorts.

In addition, recent studies have linked radon, a naturally occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of our properties may adversely affect our ability to sell Vacation Intervals at such properties and the market value of such property. We have not tested our properties for radon. Recently-enacted federal legislation will eventually require us to disclose to potential purchasers of Vacation Intervals at our resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify.

Electric transmission lines are located in the vicinity of some of our properties. Electric transmission lines are one of many sources of electromagnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, we understand that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property value in obtaining financing and in condemnation and eminent domain proceedings brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

We conducted Phase I environmental assessments at each of our resorts during 2001 or later, in order to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. Our Phase I assessments of the properties did not reveal any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations taken as a whole; nor are we aware of any such material environmental liability. Nevertheless, it is possible that our Phase I assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us. We do not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on our results of operations, liquidity, or financial position.

We believe that our properties are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority or any third party, and are not otherwise aware, of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties.

Utility Regulation. At December 31, 2004, we owned the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services. In March 2005, all of our utility services assets and liabilities were sold for an aggregate sales price of $13.2 million, which resulted in a pretax gain of $879,000.

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

Employees

At December 31, 2005, we had 1,437 full and part-time employees and the Clubs collectively had 720 full and part-time employees. Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

Insurance

We carry comprehensive liability, fire, hurricane, and storm insurance with respect to our resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties, which we believe are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose the capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, liquidity, or financial position. We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

Description of Certain Indebtedness

Existing Indebtedness. The following table summarizes our credit agreements with our senior lenders and our off-balance sheet special purpose finance subsidiary as of December 31, 2005 (in thousands):
	Facility Amount	12/31/05 Balance
Receivable Based Revolving Facilities	$185,000	$82,461
Receivable Based Non-Revolving Facilities	58,063	58,063
Inventory Loans	49,335	34,335
Sub-Total On Balance Sheet	292,398	174,859
Off-Balance Sheet Receivable Based Term Loan *	89,113	89,113
Grand Total	$381,511	$263,972

* Through SF-III, our off-balance sheet qualified special purpose entity formed during the third quarter of 2005.

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between March 2007 and March 2014, and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances up to 75% of the unpaid balance of certain eligible customer notes receivable. In addition, we have $3.8 million of senior subordinated notes due April 2007, $2.1 million of senior subordinated notes due April 2008, and $24.7 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1. Our payment and performance under these senior subordinated notes has been guaranteed by all of our present and future domestic restricted subsidiaries.

As of December 31, 2005, certain of our credit facilities include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The credit agreements contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The credit agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the senior lenders to accelerate the maturity of the facility.

Our credit facilities also contain operating covenants requiring us to maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, maintain sales and marketing expenses as a percentage of sales below 55.0% for the latest rolling 12 months, maintain a notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, maintain positive net income for each year end, and for any two consecutive fiscal quarters, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO score can be obtained. In addition, our senior lenders have provided us with waivers and amended financial covenants whereby we exclude the $28.7 million increase in our allowance for uncollectable notes during the first quarter of 2003 from the calculation of our minimum required consolidated net income, and from the calculation of our minimum required interest coverage ratio of 1.25 to 1.0. We were also given a waiver for our failure to maintain our ratio of sales and marketing expense below the required standard in the first quarter of 2003. As of December 31, 2003, 2004, and 2005, we were in compliance with these operating covenants. However, future compliance with these covenants cannot be assured. Nor is there any assurance that our lenders will be prepared to give us waivers in the future, as they have in the past, if we are unable to fully comply with one or more covenants.

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2004 and 2005 (in thousands):

December 31,___
2004	2005
$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	$37,514	$—
$11.3 million term loan with an interest rate of 8%, due in March 2007	9,991	—
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	37,039	—
$11.0 million term loan with an interest rate of 8%, due in March 2007	9,852	—
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	5,250	—
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,415	—
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0% (the loan agreement is currently limited to $60 million of availability)	—	53,661

December 31,___
2004	2005
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	$50,299	$37,224
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	—	20,839
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of December 31, 2005 the loan agreement has been terminated)	18,689	—
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.25%	—	28,800
$25 million revolving loan agreement, which contains certain financial covenants, revolving through May 2007, due May 2010, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.5%, with a 6.5% floor	—	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (as of December 31, 2005 the loan agreement has been terminated)	9,080	—
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor (as of December 31, 2005 the loan agreement has been terminated)	5,735	—
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor (as of December 31, 2005 the loan agreement has been terminated)	10,000	—
$10 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$6 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	6,000	—
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	—	3,335
$15 million inventory loan agreement, which contains certain financial covenants, revolving through and due April 2008, interest payable monthly, at an interest rate of Prime plus 3%	—	15,000
$15 million inventory loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2010, interest payable monthly, at an interest rate of Prime plus 2%	—	6,000
Various notes, due from March 2006 through December 2009, collateralized by various assets with interest rates ranging from 2.95% to 10.25%	7,122	2,282
Total notes payable	217,986	177,141
Capital lease obligations	324	128
Total notes payable and capital lease obligations	218,310	177,269

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	4,270	2,562
Total senior subordinated notes	34,883	33,175

Total	$253,193	$210,444

At December 31, 2005, LIBOR rates on the Company’s senior credit facilities were from 4.26% to 4.49%, and the Prime rate on these facilities was 7.00%.

DESCRIPTION OF OUR SENIOR CREDIT FACILITIES AT DECEMBER 31, 2005

Textron Facility. We have a long-standing relationship with Textron Financial Corporation dating back to August 1995. Since that time, we have had various loan facilities in place with Textron. Our current facilities with Textron Financial are as follows at December 31, 2005:

•
Receivables Loan - During the third quarter of 2005 we reached an agreement with Textron to consolidate, amend, and restate all prior receivables loan agreements between our two companies. Under the terms of the new agreement, we entered into a $100 million revolving loan agreement, of which $60 million is currently available, secured by notes receivable from timeshare sales and unsold inventory of timeshare intervals. The additional $40 million under the agreement will not be available unless Textron seeks and finds third party participants, which by agreement with us they are not currently doing. The agreement matures in June 2011 and bears interest at a rate of Prime plus 1%, with a 6% floor.

•
Inventory Loans - We have two revolving inventory loan facilities in the aggregate amount of $16 million, revolving through August 2008 and due in August 2010, which bear interest at a rate of LIBOR plus 3.25% and Prime plus 3% with a 6% floor, respectively. During the first quarter of 2005, we also entered into a $5 million inventory term loan facility with Textron. The term loan is due in March 2007 and bears interest at a rate of Prime plus 3% with a 6% floor.

•
Conduit Loans - During the fourth quarter of 2003, we closed a $66.4 million conduit term loan transaction through our conduit financing subsidiary, SF-II, which was arranged through Textron. Under the terms of the SF-II conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to SF-II for an amount equal to the aggregate principal balances of the receivables. Textron financed the purchase of these receivables through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables that we transferred to SF-II have been pledged as security to Textron. Textron has also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the senior lender. Textron's conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%. During the first quarter of 2005, we entered into a $26.3 million amendment and expansion of our conduit term loan agreement with SF-II. Under the terms of the amendment, we sold approximately $31.0 million of notes receivable and received cash proceeds of approximately $26.3 million. The new conduit term loan with SF-II will mature in 2011 and bears interest at a fixed annual rate of 7.9%.

CapitalSource Facility. During the second quarter of 2005, we entered into a $50 million receivables loan agreement with CapitalSource, which matures in April 2008 and bears interest at a rate of LIBOR plus 4.25%. We also entered into a $15 million inventory loan agreement with CapitalSource, which also matures in April 2008 and bears interest at a rate of Prime plus 3%.

Resort Funding Facility. During the second quarter of 2005, we entered into a $25 million receivables loan agreement with Resort Funding, which matures in May 2010 and bears interest at a rate of Prime plus 1.5% with a 6.5% floor. We have not yet borrowed against this loan facility.

Wells Fargo Foothill Facility. During the fourth quarter of 2005, we entered into a $50 million receivables loan agreement with Wells Fargo Foothill, which matures in December 2011 and bears interest at a rate of Prime plus 0.5% with a 6% floor. We also entered into a $15 million inventory loan agreement with Wells Fargo Foothill, which matures in December 2010 and bears interest at a rate of Prime plus 2% with a 6% floor. As of December 31, 2005, we have borrowed against the inventory facility but have not yet borrowed against the receivables facility.

Silverleaf Finance III Facility. During the third quarter of 2005 we closed a term securitization transaction with a newly-formed, wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture between Silverleaf, as servicer of the timeshare receivables, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued by SF-III in four classes as follows:

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and our qualified special purpose entity, SF-I. We dissolved SF-I simultaneously with the sale of timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related net servicing asset or liability was estimated to be insignificant.

We utilized the net cash proceeds from our 2005 fundings under our credit facilities for general working capital purposes to finance our existing operations, retire the aggregate balance outstanding under various non-revolving credit facilities and term loans, pay off in full the credit facility of SF-I, pay off in full the credit facility of another senior lender, and repay a portion of our revolving credit facilities with our existing senior lenders.

Financial Covenants Under Senior Credit Facilities.

The Company’s senior credit facilities discussed above provide certain financial covenants that we must satisfy. Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities. The financial covenants as they exist at December 31, 2005 are described below.

Tangible Net Worth Covenant. Each of our senior lenders has a somewhat different requirement, the most restrictive being that we must maintain a Tangible Net Worth at all times greater than the Tangible Net Worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of Consolidated Net Income after December 31, 2004. “Tangible Net Worth” is (i) the consolidated net worth of the Company and our consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and our consolidated subsidiaries the terms and conditions of which are reasonably satisfactory to the required banks, minus (iii) the consolidated intangibles of the Company and our consolidated subsidiaries, including, without limitation, goodwill, trademarks, trade names, copyrights, patents, patent applications, licenses and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles. “Consolidated Net Income” is the consolidated net income of the Company and our subsidiaries, after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses), determined in accordance with generally accepted accounting principles. It also excludes the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003.

Marketing and Sales Expenses Covenant. Our ratio of marketing expenses to total sales for the latest rolling 12 months then ending must not equal or exceed .55 to 1 as of the last day of any fiscal quarter. Two senior lenders have increased the ratio we are required to stay below to .57 to 1 as of the last day of each fiscal quarter.

Minimum Loan Delinquency Covenant. Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter.

Debt Service Covenant. Our ratio of (i) EBITDA less capital expenditures (excluding the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003) as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense for such period, for the latest rolling 12 months then ending must not be less than 1.25 to 1 as of the last day of each fiscal quarter.

Profitable Operations Covenant. Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00, excluding the $28.7 million increase in our allowance for uncollectible notes booked in the first quarter of 2003.

Leverage Ratio Covenant. Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans.

FICO Score Covenant. Our weighted average FICO Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO score can be obtained must not be less than 640 for any fiscal calendar quarter.

We received waivers under our old senior credit facilities of covenant defaults that occurred in the first quarter of 2003 due to our increase in our allowance for uncollectible notes and our failure to maintain a ratio of sales and marketing expense to total sales of no more than 52.5%. As a result of these amendments and waivers, we have been in full compliance with all of our credit facilities with our senior lenders since December 31, 2003.

Termination of Silverleaf Finance I Facility

During the fourth quarter of 2000, our qualified special purpose entity, SF-I, entered into a loan and security agreement with Autobahn Funding Company LLC (“Autobahn”), as Lender, DZ Bank, as Agent, and other parties. We serviced receivables that we sold to SF-I under a separate agreement. SF-I pledged the receivables it purchased from us as collateral for funds borrowed from Autobahn. The facility began with a maximum borrowing capacity of $100 million and a scheduled maturity of October 2005. It was subsequently extended to revolve through March 2006 with a final maximum borrowing capacity of $75 million. We dissolved SF-I simultaneously with the sale of our timeshare receivables to SF-III.

ITEM 1A. RISK FACTORS

If our assumptions and estimates in our business model are wrong, our future results could be negatively impacted.

The financial covenants in our credit facilities are based upon a business model prepared by our management. We used a number of assumptions and estimates in preparing the business model, including:

o We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;
o We assumed that our level of sales and operating profits and costs can be maintained and will grow in future periods;
o We assumed the availability of credit facilities necessary to sustain our operations and anticipated growth; and
o We assumed that we can raise the prices on our products and services as market conditions allow.

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

Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. An economic slowdown in the United States could depress consumer spending for Vacation Intervals. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. During an economic slowdown we could experience increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues.

We are at risk for defaults by our customers.

We offer financing to the buyers of Vacation Intervals at our resorts. Notes receivable from timeshare buyers constitute one of our principal assets. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to us for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects by credit scoring them in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

We recorded 16.2% of the purchase price of Vacation Intervals as a provision for uncollectible notes for the year ended December 31, 2005. Our sales were decreased by $2.6 million for customer returns in 2005. When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we will incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 52% of Vacation Interval sales took place in 2005), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency. We would only recover an amount that the indebtedness owed to us exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy.

At December 31, 2005, we had Vacation Interval customer notes receivable in the approximate principal amount of $230.5 million, and had an allowance for uncollectible notes of approximately $52.5 million. We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our banks. At December 31, 2005, we owed approximately $174.9 million of principal to our senior lenders.

Borrowing Base. We have receivable-based loan agreements with senior lenders to borrow up to approximately $243.1 million. We pledged our customer promissory notes and mortgages as security under these agreements. Our senior lenders typically lend us 75% of the principal amount of our customers' notes, and payments from Silverleaf Owners on such notes are credited directly to the senior lender and applied against our loan balance. At December 31, 2005, we had a portfolio of approximately 30,293 Vacation Interval customer notes receivable in the approximate principal amount of $230.5 million. Approximately $337,000 in principal amount of our customers' notes were 61 days or more past due and, therefore, ineligible as collateral. The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2005, our portfolio of customer loans had a weighted average fixed interest rate of 15.3%. At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 8.1%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our senior lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from financing activities.

To partially offset an increase in interest rates, we have engaged in one interest rate hedging transaction related to our conduit loan through SF-II, with a balance of $58.1 million on December 31, 2005. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, had a balance of $89.1 million at December 31, 2005 and bear interest at fixed rates ranging from 4.857% to 6.756%.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had an average maturity of 5.5 years at December 31, 2005. Our senior credit facilities have scheduled maturity dates between March 2007 and March 2014. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in 2006 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the term of our existing funding commitments beyond their scheduled maturity dates or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

Impact on Sales. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals.

We may not be able to obtain additional financing.

Several unpredictable factors may cause our adjusted earnings before interest, income taxes, depreciation and amortization to be insufficient to meet debt service requirements or satisfy financial covenants. We incurred net losses in one of the past three years and in two of the past five years. Should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

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

Our current and planned expenses and debt repayment levels are and will be to a large extent fixed in the short term, and are based in part on past expectations as to future revenues and cash flows. We may be unable to reduce spending in a timely manner to compensate for any past or future revenue or cash flow shortfall. It is possible that our revenue, cash flow or operating results may not meet the expectations of our business model, and may even result in our being unable to meet the debt repayment schedules or financial covenants contained in the various agreements which evidence our indebtedness.

Our leverage is significant and may impair our ability to obtain additional financing, reduce the amount of cash available for operations, and make us more vulnerable to financial downturns.

Our agreements with our various lenders may:

o	require a substantial portion of our cash flow to be used to pay interest expense and principal;
o	impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and
o	limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

We may not be able to manage our financial leverage as we intend, and we may not be able to achieve an appropriate balance between the rate of growth which we consider acceptable and future reductions in financial leverage. If we are not able to achieve growth in adjusted earnings before interest, income taxes, depreciation and amortization, we may not be able to refinance our existing debt obligations and we may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

Our business is highly regulated.

We are subject to substantial governmental regulation in the conduct of our business. See “Item 1. Business - Governmental Regulation, Environmental Matters, Utility Regulation, Other Regulation, and Item 3. Legal Proceedings.” If we are found to have violated any statute, rule, or regulation applicable to us, our assets, or our business, it could have a material adverse effect on our results of operations, liquidity, and financial condition.

We are dependent on our key personnel.

The loss of the services of the key members of management or our inability to hire when needed, retain, and integrate needed new or replacement management and employees could have a material adverse effect on our results of operations, liquidity, and financial position in future periods.

We will incur costs at our resorts for additional development and construction activities.

We intend to continue to develop our Existing Resorts. We also intend to acquire or develop additional timeshare resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

o	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;
o	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and
o	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

We cannot be certain that we will have the liquidity and capital resources to develop and expand our resorts as we presently intend.

Our development and construction activities, as well as our ownership and management of real estate, are subject to comprehensive federal, state, and local laws regulating such matters as environmental and health concerns, protection of endangered species, water supplies, zoning, land development, land use, building design and construction, marketing and sales, and other matters. Our failure to maintain the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could impact the development, completion, and sale of Vacation Intervals at our resorts. The enactment of "slow growth" or "no-growth" initiatives or changes in labor or other laws in any area where our resorts are located could also delay, affect the cost or feasibility of, or preclude entirely the expansion planned at one or more of our resorts.

Most of our resorts are located in rustic areas which in the past has often required us to provide public utility water and sanitation services in order to proceed with development. This development is subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development. Operation of the utilities also subjects us to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water.

We must incur costs to comply with laws governing accessibility of facilities to disabled persons.

We are subject to a number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the "ADA"), that impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although we believe our Existing Resorts are substantially in compliance with these laws, we will incur additional costs to fully comply with these laws. Additional federal, state, and local legislation may impose further restrictions or requirements on us with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known. Such costs are not expected to have a material effect on our results of operations, liquidity, and financial condition, but these costs could be substantial.

We may be vulnerable to regional conditions.

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Our current geographic concentration could make us more susceptible to adverse events or conditions that affect these areas in particular. At December 31, 2005, 55% of our owners lived in Texas, 15% lived in Illinois, 8% lived in Massachusetts, and 4% lived in Missouri. Our remaining customer base lives primarily in other states within the United States of America.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and as of December 31, 2005, the Existing Resorts are qualified for participation in the RCI exchange network (except for Orlando Breeze, which is qualified through Interval International, a competitor of RCI). We cannot be certain that we will be able to continue to qualify the Existing Resorts or any future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

Our sales would be affected by a secondary market for Vacation Intervals.

We believe the market for resale of Vacation Intervals is very limited and that resale prices are substantially below the original purchase price of a Vacation Interval. This may make ownership of Vacation Intervals less attractive to prospective buyers. Owners of Vacation Intervals who wish to sell their Vacation Interval compete with our sales. Vacation Interval resale clearing houses and brokers, including Internet-based clearinghouses, do not currently have a material impact on our sales. However, if the secondary market for Vacation Intervals becomes more organized and liquid, whether through Internet-based clearinghouses and brokers or other means, the availability of resale intervals at lower prices could materially adversely affect our prices and our ability to sell new Vacation Intervals.

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

We will continue to be leveraged.

Our ability to finance customer notes receivable and develop our resorts will be financed through borrowed funds, which would be collateralized by certain of our assets. In addition, our loan agreements contain financial covenants that must be complied with in order to continue to borrow additional funds. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our results of operations, liquidity, and financial position. Future loan agreements would likely contain similar restrictions.

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

Common Stock could be impacted by our indebtedness.

The level of our indebtedness could negatively impact holders of our Common Stock, because:

o	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;
o	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;
o	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;
o	negative covenants in our loan agreements may limit our management’s ability to operate our business in the best interests of our shareholders;
o	some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and
o	increased interest expense will reduce earnings, if any.

We could lose the right to supervise and manage the Clubs.

Each Existing Resort has a Club that operates through a centralized organization called Silverleaf Club, to manage most of our Existing Resorts on a collective basis, except for Orlando Breeze, which has its own Club. The consolidation of operations at most of our Existing Resorts through Silverleaf Club permits:

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

We currently have the right to unilaterally appoint the board of directors or governors of the Clubs until the respective control periods have expired (typically triggered by the percentage of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law. Thereafter, the bylaws of certain of the Clubs require that a majority of the members of the board of directors or governors of the Club be owners of Vacation Intervals of that resort. The loss of control of the board of directors or governors of a Club could result in our being unable to unilaterally cause the renewal of the collective Management Agreement with that Club when it expires in 2010. This could result in a loss of revenue and have other materially adverse effects on our business, financial condition, or results of operations.

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

While we report sales of Vacation Intervals as income for financial reporting purposes at the time of the sale, for federal income tax purposes, we report substantially all Vacation Interval sales on the installment method. Under the installment method, we recognize income for regular federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $80.1 million at December 31, 2005, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $71.6 million at December 31, 2005), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable. If we should sell the installment notes or be required to factor them or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the "Code"), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

We will be subject to Alternative Minimum Taxes.

For purposes of computing the 20% alternative minimum tax ("AMT") imposed under Section 55 of the Code on our alternative minimum taxable income (“AMTI”), the installment sale method is generally not allowed. The Code requires an adjustment to our AMTI for a portion of our adjusted current earnings (“ACE”). Our ACE must be computed without application of the installment sale method. Accordingly, we anticipate that we will pay significant AMT in future years. Section 53 of the Code does provide that we will be allowed a credit (“minimum tax credit”) against our regular federal income tax liability for all or a portion of any AMT previously paid.

Due to losses incurred in 2000 and 2001, we received refunds of AMT totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of our 2000 and 2001 AMT losses to 1999, 1998, and 1997. For 2005, we believe our AMT liability is approximately $2.2 million, with the result that we will have total AMT credit carryforwards of approximately $2.9 million as of December 31, 2005.

Due to the exchange offer described in the next paragraph, an ownership change, within the meaning of Section 382(g) of the Code occurred. Under Section 383, the amount of the excess credits which exist as of the date of an ownership change can be used to offset tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of the taxable income as does not exceed the Section 382 limitation for such post-change year to the extent available after the application of various adjustments. As a result of the above-described refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code as a result of our ownership change. If it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the exchange offer, or if additional "ownership changes" within the meaning of Section 382(g) of the Code occur in the future, we cannot be certain that such ownership changes will not result in a limitation on the use of any such minimum tax credit.

Our use of net operating loss carryforwards could be limited by an ownership change.

We had net operating loss ("NOL") carryforwards of approximately $178.4 million at December 31, 2005, for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period. Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within the meaning of Section 382(g) of the Code as of May 2, 2002 (the "change date"). As a result, a portion of our NOL is subject to an annual limitation for a portion of the taxable year, which includes the change date as well as the taxable years beginning after the change date. The annual limitation will be equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation is small in comparison to the size of the NOL carryforwards. However, the annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382(h) of the Code.

We believe that the built-in gain associated with the installment sale gains as of the change date increases the Section 382 Limitation and will allow the utilization of most of the NOL as needed. Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the NOL. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest for periods following the change date. As of December 31, 2005, we believe that the portion of our NOL subject to these limitations is approximately $57.8 million.

Moreover, we cannot be certain that future ownership changes will not limit or deny our future utilization of all of our NOL. If we cannot utilize our NOL, we will be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity.

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

We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers. On July 3, 2003, the Federal Communications Commission ("FCC") released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on our telemarketing activities. The FCC has implemented, in conjunction with the Federal Trade Commission ("FTC"), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls. The FTC has reported that approximately 83 million telephone numbers had been registered on the National Do Not Call Registry by the end of 2004. This could sharply limit the number of contacts we will be able to make through our telemarketing activities. We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. We cannot currently determine the impact that these new regulations could have on our sales; however, the large number of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods. The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation, which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. We will continue to assess both the rules' impact on operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules. In addition to the National Do Not Call List, various states have implemented Do Not Call legislation that also may affect our business.

The substantially increased costs of our compliance with the requirements of the Sarbanes-Oxley Act, including the requirements of Section 404, may adversely affect our available cash, our management team’s attention to our core business, and the price of our stock.

We are not yet required to fully comply with the internal control reporting provisions of §404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder by the SEC to implement §404. Unless extended further by the SEC, companies of our size (i.e., non-accelerated filers) are required to be in full compliance with §404 for fiscal years ending on or after July 15, 2007. If we become subject to §404, we will be required to furnish a report by our management to include in our Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report would include, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Section 404 would also require our auditors to express an opinion on the effectiveness of our internal control. In an effort to be prepared to comply with the requirements of §404, we have taken steps over the last several years to increase the effectiveness of our internal control over financial reporting. These internal control enhancements have resulted in substantially increased costs to us. Our management also regularly evaluates the effectiveness and design and operation of our disclosure controls and procedures and our internal control over financial reporting. While we currently believe our disclosure controls and procedures and our internal controls over financial reporting which are in place are effective and properly documented, we may find it necessary to continue to incur substantially increased costs in future periods to further enhance our internal controls over financial reporting. There can be no assurance that our continuing assessment of the effectiveness of our internal control over financial reporting will not result in increased costs of compliance which may adversely affect our available cash, our management team’s attention to our core business, and our stock price.

The market trading price of our Common Stock has been and is likely to continue to be volatile.

The market trading price of our common stock has been and is likely to continue to be subject to significant fluctuations. For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $0.67 to a high of $4.29. Because of our stock’s history of trading volatility, we believe that significant market fluctuations are likely to continue in future periods.

The trading market for our Common Stock may be limited.

Only approximately 35% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares. For example, the average daily trading volume for our shares for the two-month period ended February 28, 2006 was approximately 75,000 shares. There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of Common Stock by existing shareholders, including officers or directors, may adversely affect the market price of our Common Stock.

Approximately 65% of our common stock is held by affiliates, including our officers and directors. Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of the AMEX.

Effective as of September 19, 2005, AMEX accepted our stock for trading. However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on AMEX. Our failure to comply with AMEX listing standards could result in the delisting of our common stock by AMEX, thereby limiting the ability of our shareholders to sell our common stock.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2005, Robert E. Mead, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 30.3% of our outstanding common stock and two related entities, Grace Brothers, Ltd. and Grace Investments, Ltd., (collectively “Grace”), beneficially owned 32.3% of our common stock.  As a result, these individuals and entities are able to exert significant influence over the Company and its activities, including the nomination, election and removal of our board of directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

Mr. Mead's interests and Grace's interest may conflict with the interests of other holders of our common stock and they may take actions affecting us with which other shareholders may disagree. For example, if they determined to act in concert, Grace and Mr. Mead may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock, or than the then current market price of our common stock.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site is located at www.sec.gov.

Our Internet address is www.silverleafresorts.com. On our Internet website, we provide a link to the SEC’s website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934 can be viewed. Upon request, we will make available free of charge copies of the aforementioned reports, as well as copies of the charters of the three independent committees of our board of directors and our Code of Business Conduct and Ethics. This information can be requested by written request to us at: Silverleaf Resorts Inc. Attention: Sandra G. Cearley, Corporate Secretary, 1221 River Bend Drive, Suite 120, Dallas, Texas 75247. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space. We also maintain two leased telemarketing centers in the Dallas area. Our sales are conducted primarily through sales centers located at our various resorts and an off-site sales center in Irving, Texas, which opened in March 2006.

At December 31, 2005, we owned a total of 13 timeshare resorts. Each of these resorts was encumbered by various liens and security agreements at December 31, 2005 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders. See Footnote 8 - Debt, in the Notes to our Consolidated Financial Statements for a further description of these credit facilities. Principal developmental activity which occurred at our Existing Resorts during 2005 and future plans are summarized below.

Continued Development of The Villages Resort. The Villages Resort, located approximately 100 miles east of Dallas, Texas, has 346 existing units. We intend to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort in the future. During 2005, we added 12 new units at this resort.

Continued Development of Piney Shores Resort. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 178 existing units. We intend to develop approximately 114 additional units (5,928 Vacation Intervals) at this resort. During 2005, we did not add any new units at this resort.

Continued Development of Timber Creek Resort. Timber Creek Resort, located in Desoto, Missouri, has 72 existing units. We intend to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort. During 2005, we did not add any new units at this resort.

Continued Development of Fox River Resort. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 222 existing units. We intend to develop approximately 228 additional units (11,856 Vacation Intervals) at this resort. During 2005, we added 24 new units at this resort.

Continued Development of Apple Mountain Resort. Apple Mountain Resort, located approximately 125 miles north of Atlanta, Georgia, has 72 existing units. We intend to develop approximately 180 additional units (9,360 Vacation Intervals) at this resort. During 2005, we did not add any new units at this resort.

Continued Development of Ozark Mountain Resort. Ozark Mountain Resort, located approximately 15 miles from Branson, Missouri, has 136 existing units. We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2005, we did not add any new units at this resort.

Continued Development of Holiday Hills Resort. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 422 existing units. We intend to develop approximately 366 additional units (19,004 Vacation Intervals) at this resort. During 2005, we added 30 units at this resort. In addition, in December 2005 we acquired approximately 81 acres of land near this resort that we intend to newly develop in the future.

Continued Development of Hill Country Resort. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 290 existing units. We intend to develop approximately 222 additional units (11,544 Vacation Intervals) at this resort. During 2005, we added 12 new units at this resort.

Continued Development of Oak N' Spruce Resort. Oak N’ Spruce Resort, located 134 miles west of Boston, Massachusetts, has 284 existing units. We intend to develop approximately 66 additional units (3,432 Vacation Intervals) at this resort in the future. During 2005, we added 12 new units at this resort.

Continued Development of Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort, located in Galveston, Texas, has 96 existing units. We intend to develop approximately 186 additional units (9,672 Vacation Intervals) at this resort. During 2005, we added 12 new units at this resort.

Continued Development of Orlando Breeze Resort. Orlando Breeze Resort, located in Davenport, Florida, just outside Orlando, Florida, has 48 existing units. We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2005, we did not add any new units at this resort. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved in February 2005, granting us timeshare sales approval for 16 units encompassing 832 one-week Vacation Intervals. By December 31, 2005, we were granted sales approval for all of the 48 existing units at the resort, encompassing a total of 2,496 one-week Vacation Intervals.

As of December 31, 2005, we had construction commitments of approximately $11.0 million.

In December 1998, we purchased 1,940 acres of undeveloped land near Philadelphia, Pennsylvania, for approximately $1.9 million. The property was intended to be developed as a Getaway Resort (i.e., Beech Mountain Resort). We received regulatory approval to develop 408 units (21,216 Vacation Intervals), but we did not schedule dates for construction, completion of initial units, or commencement of marketing and sales efforts. In 2003, we determined that we would not develop this property as initially planned. In 2005, we sold this property for an aggregate sales price of $6.1 million after related expenses, which resulted in a gain of $3.6 million.

We also own a 500-acre tract of land in the Berkshire Mountains of Western Massachusetts that we are in the initial stages of developing. We have not yet finalized our future development plans for this site; however, we believe that its proximity to major population centers in the Northeastern United States and the year-round outdoor recreational attractions in the Berkshire region make this property suitable for future development as a timeshare resort.

Future Growth Strategy

Our future growth strategy is to conservatively increase annual revenues through a combination of:

•	continuing to develop new or existing resorts;
•	maintaining marketing, sales, and development activities at those resorts in accordance with our current business model;
•	concentrating on marketing to existing members, including sales of upgraded Vacation Intervals, additional week sales, and existing owner referral programs;
•	opening new off-site sales centers in major metropolitan areas; and
•	emphasizing our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of products for first time buyers.

Competitive Advantages

We believe our business affords us the following competitive advantages:

Convenient Getaway Locations. Our Getaway Resorts are located within a two-hour drive of a majority of our target customers' residences, which accommodates what we believe to be the growing demand for shorter, more frequent, close-to-home vacations. This proximity of our customer base to our resorts facilitates use of our Bonus Time program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. We believe we are the only timeshare operator that offers customers these expanded use benefits. Silverleaf Owners can also conveniently drive to and enjoy non-lodging resort amenities at our resorts year-round on a day use "country-club" type basis.

Substantial Internal Growth Capacity. At December 31, 2005, we had an inventory of 27,396 Vacation Intervals and a master plan to construct new units which will result in up to 82,028 additional Vacation Intervals at our Existing Resorts. Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

In-House Operations. We have in-house marketing, sales, financing, development, and property management capabilities. While we utilize outside contractors to supplement internal resources, our internal capabilities provide greater control over all phases of our operations, help maintain operating standards, and reduce overall costs.

Lower Construction and Operating Costs. We have developed and generally employ standard architectural designs and operating procedures, which we believe significantly reduce construction and operating expenses. Standardization and integration also allow us to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can normally be constructed on an "as needed" basis within 180 to 270 days.

Centralized Property Management Supervision. We presently supervise the operation of all of our Existing Resorts (except for Orlando Breeze) on an integrated, centralized, and collective basis through our Management Agreement with Silverleaf Club with operating and maintenance costs paid from Silverleaf Owners' monthly dues. While our Orlando Breeze resort in Florida has its own separate Club (Orlando Breeze Resort Club) we also provide centralized supervision of its operations under the terms of a written agreement, to ensure the quality of services provided to Orlando Breeze timeshare owners. We believe that consolidation of resort operations benefits Silverleaf Owners by providing them with a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates our internal exchange program and the Bonus Time program.

Experienced Management. Our senior management has extensive experience in the acquisition, development, marketing, sales, and operation of timeshare resorts. The senior officers have an average of sixteen years of experience in the timeshare industry.

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2005, unless otherwise indicated.

Existing Resorts

		Units at Resorts				Vacation Intervals at Resorts				Vacation Intervals Sold
Resort/Location	Primary Market Served	Inventory At 12/31/05		Planned Expansion(b)		Inventory At 12/31/05	Planned Expansion		Date Sales Commenced	Through 12/31/05 (c)	In 2005 Only (a)	Percentage Through 12/31/05	Avereage Sales Price in 2005 (a)	Amenities / Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130		—		1,833	—		1982	4,667	687	71.8%	$9,065	B,F,G,H,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	346		84		6,017	4,368 (g	)	1980	11,567	1,293	65.8%	10,022	B,F,H,M,S,T
Flint, TX	Ft. Worth, TX
Lake O' The Woods	Dallas-	64		—		685	—		1987	2,515	716	78.6%	8,688	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	178		114 (g	)	2,911	5,928 (g	)	1988	6,153	855	67.9%	11,742	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis,	72		84 (g	)	1,360	4,368 (g	)	1997	2,384	171	63.7%	13,384	B,F,G,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	222		228 (g	)	2,798	11,856 (g	)	1997	8,746	1,140	75.8%	12,898	B,F,G,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	72		180 (g	)	2,178	9,360 (g	)	1999	1,566	167	41.8%	15,032	G,M,S,T
Clarkesville, GA

Destination Resorts
Ozark Mountain	Branson,	136		24 (g	)	1,143	1,248 (g	)	1982	5,705	87	83.3%	9,124	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	422		366 (g	)	2,314	19,004 (g	)	1984	19,494	1,325	89.4%	8,781	G,S,T(e)
Branson, MO	MO
Hill Country	Austin-San	290 (f	)	222 (g	)	2,059	11,544 (g	)	1984	12,649	1,715	86.0%	9,408	H,M,S,T(e)
Canyon Lake, TX	Antonio, TX
Oak N' Spruce	Boston, MA-	284		66 (g	)	1,607	3,432 (g	)	1998	13,161	1,343	89.1%	11,188	F,M,S,T
South Lee, MA	New York, NY
Silverleaf's Seaside	Galveston,	96		186 (g	)	473	9,672 (g	)	2000	4,519	652	90.5%	9,940	S,T
Galveston, TX	TX
Orlando Breeze	Orlando,	48		24 (g	)	2,018	1,248 (g	)	2005	478	39	19.2%	14,246	S
Davenport, FL	FL
Total		2,360		1,578		27,396	82,028			93,604	10,190	77.4%	$10,361

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. In this context, a sale of an "upgraded Vacation Interval" refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2005, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price For the Year Ended 12/31/05 — Net of Exchanged Interval
Holly Lake	69	$5,657
The Villages	280	7,514
Lake O' The Woods	40	5,806
Piney Shores	240	7,815
Hill Country	854	8,319
Timber Creek	18	5,248
Fox River	279	7,896
Ozark Mountain	55	9,307
Holiday Hills	1,240	9,158
Oak N’ Spruce	424	9,767
Apple Mountain	28	5,773
Silverleaf's Seaside	667	9,354
Orlando Breeze	451	9,817
	4,645

The average sales price for the 4,645 upgraded Vacation Intervals sold was $8,793 for the year ended December 31, 2005.

(b)
Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2005:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	84	—	84
Piney Shores	—	—	114	—	114
Timber Creek	—	—	84	—	84
Fox River	—	—	222	6	228
Apple Mountain	126	—	54	—	180
Ozark Mountain	—	—	12	12	24
Holiday Hills	—	—	354	12	366
Hill Country	—	—	222	—	222
Oak N' Spruce	—	—	42	24	66
Silverleaf's Seaside	—	—	162	24	186
Orlando Breeze	—	—	24	—	24
	126	—	1,374	78	1,578

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

Features Common To Existing Resorts

Getaway Resorts are primarily located in rustic areas offering Silverleaf Owners a quiet, relaxing vacation environment. Furthermore, the resorts offer different vacation activities, including golf, fishing, boating, swimming, horseback riding, tennis, and archery. Destination Resorts are located in or near areas with national tourist appeal. Features common to the Existing Resorts include the following:

Bonus Time Program. Silverleaf Club’s Bonus Time program offers Silverleaf Club members a benefit not typically enjoyed by any other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time program allows all Silverleaf Club members, who are current on their dues and installment payments, to use vacant units for up to three nights at a time at any of our owned resorts. Sunday through Thursday night stays are currently without charge, while Friday through Saturday stays presently cost $49.95 per night payable to Silverleaf Club. The Bonus Time program is limited based on the availability of units. Availability is created when a Silverleaf Owner does not use his or her owned week. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations. Owners of unused intervals that are utilized by the Bonus Time program are not compensated other than by their participation in the Bonus Time program.

Silverleaf Plus Program. In February 2006 we began selling the new Silverleaf Plus program. This program, administered through Silverleaf Club, includes all of the prior benefits to Silverleaf Club members plus enhanced vacation options through the Silverleaf exchange program. In addition to use of their owned weeks and bonus time, Silverleaf Club members who purchase with the Silverleaf Plus program can also split their weeks into a minimum of 2-day up to 5-day increments, and extend any unused days into the following year.

Year-Round Use of Amenities. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through the Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) at any other of the Existing Resorts. These exchange rights are a convenience we provide our members as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 4,455 exchanges occurred in 2005. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, most Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89. Orlando Breeze, is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

Deeded Ownership. We typically sell a Vacation Interval that entitles the owner to use a specific unit for a designated one-week interval each year. The Vacation Interval purchaser receives a recorded deed, which grants the purchaser a percentage interest in a specific unit for a designated week. We also sell a biennial (alternate year) Vacation Interval that allows the owner to use a unit for a one-week interval every other year with reduced dues.

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. At December 31, 2005, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory and management functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Our new destination resort in Florida, Orlando Breeze, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

On-Site Security. Each of the Resorts is patrolled by security personnel who are either employees of the Management Club or personnel of independent security service companies that have contracted with the Clubs.

Description Of Timeshare Resorts Owned and Operated By Silverleaf

Getaway Resorts

Holly Lake Resort. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 1,206 acres within Holly Lake, of which approximately 1,133 acres may not be developed due to deed restrictions. At December 31, 2005, approximately 27 acres were developed. We have no future development plans.

At December 31, 2005, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, vinyl siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

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

At December 31, 2005, the resort contained 6,500 Vacation Intervals, of which 1,833 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,000 to $12,300 for one-week stays. During 2005, 687 Vacation Intervals were sold.

The Villages and Lake O' The Woods Resorts. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 652 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2005, approximately 181 acres were developed and we plan to develop another 18 acres in the future.

At December 31, 2005, 346 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 84 units are planned for development at The Villages and no additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. "Presidents Harbor" units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant decor.

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

At December 31, 2005, The Villages contained 17,584 total Vacation Intervals, of which 6,017 remained available for sale. We plan to build 84 additional units at The Villages, which would yield an additional 4,368 Vacation Intervals available for sale. At December 31, 2005, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 685 remained available for sale. We have no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week "Presidents Harbor" intervals are priced at $9,900 to $22,500 depending on the value rating of the interval. During 2005, 1,293 and 716 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

Piney Shores Resort. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 113 acres. At December 31, 2005, approximately 72 acres were developed and we plan to develop another 11 acres in the future.

At December 31, 2005, 178 units were completed and 114 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain "lodge-style" units feature stone fireplaces, white-washed pine wall coverings, "age-worn" paint finishes, and antique furnishings. “Presidents Cove” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

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

At December 31, 2005, the resort contained 9,064 Vacation Intervals, of which 2,911 remained available for sale. We intend to build 114 additional units, which would yield an additional 5,928 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents Cove” intervals are priced at $9,900 to $22,500 depending on the value rating of the interval. During 2005, 855 Vacation Intervals were sold.

Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 332 acres. At December 31, 2005, approximately 180 acres were developed and we plan to develop another 6 acres in the future.

At December 31, 2005, 72 units were completed and an additional 84 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

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

At December 31, 2005, the resort contained 3,744 Vacation Intervals and 1,360 Vacation Intervals remained available for sale. We plan to build 84 additional units, which would collectively yield 4,368 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals). During 2005, 171 Vacation Intervals were sold.

Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 372 acres. At December 31, 2005, approximately 156 acres were developed and we plan to develop another 26 acres in the future.

At December 31, 2005, 222 units are completed and 228 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture. “Presidents Lakeside” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

Amenities currently available at the resort include five-hole par three executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding trails, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / seasonal ice-skating rink, shuffleboard courts, sand volleyball courts, outdoor pavilion, and playgrounds. We also offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. We are obligated to maintain and provide campground facilities for members of the previous owner's campground system.

At December 31, 2005, the resort contained 11,544 Vacation Intervals and 2,798 Vacation Intervals remained available for sale. We plan to build 228 additional units, which would collectively yield 11,856 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals), while one-week “Presidents River” intervals are priced at $9,900 to $24,000 depending on the value rating of the interval. During 2005, 1,140 Vacation Intervals were sold.

Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. At December 31, 2005, approximately 191 acres were developed and we plan to develop another 16 acres in the future.

At December 31, 2005, 72 units are completed and 180 units are planned for development at Apple Mountain Resort. The “lodge-style” units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

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

At December 31, 2005, the resort contained 3,744 Vacation Intervals, of which 2,178 remained available for sale. We plan to build 180 additional “lodge-style” units, which would yield an additional 9,360 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $16,300 for one-week stays (and start at $6,250 for biennial intervals). During 2005, 167 Vacation Intervals were sold.

Destination Resorts

Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2005, approximately 116 acres were developed and we plan to develop one more acre in the future.

At December 31, 2005, 136 units are completed and 24 units are planned for development at Ozark Mountain Resort. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. "Presidents View" units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan with front and back verandas, washer and dryer, and a more elegant decor.

The primary recreational amenity available at the resort is Table Rock Lake, a 43,100-acre public lake. Other recreational facilities and improvements at the resort include a swimming beach with dock, an activities center with pool table, covered boat dock and launch ramp, olympic-sized swimming pool, lighted tennis court, nature trails, two picnic areas, playground, miniature golf course, and a competitive sports area accommodating volleyball, basketball, tetherball, horseshoes, shuffleboard, and archery. Guests can also rent or use canoes, or paddle boats. Owners of neighboring condominium units we developed in the past are also entitled to use these amenities pursuant to use agreements they have with us. Similarly, owners of Vacation Intervals are entitled to use certain amenities of these condominium developments, including a wellness center featuring a small pool, hot tub, sauna, and exercise equipment.

At December 31, 2005, the resort contained 6,848 Vacation Intervals, of which 1,143 remained available for sale. We plan to build 24 additional units, which would yield an additional 1,248 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $10,500 to $17,000 for one-week stays, while one-week "Presidents View" intervals are priced at $13,000 to $25,000 depending on the value rating of the interval. During 2005, 87 Vacation Intervals were sold.

Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 485 acres, including a 91-acre golf course. During 2005 we acquired 81 acres of land nearby the Holiday Hills Resort. At December 31, 2005, approximately 301 acres were developed and we plan to develop another 127 acres in the future.

At December 31, 2005, 422 units were completed and an additional 366 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. “Presidents Fairways” units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant décor.

Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, tennis court, picnic areas, camp sites, basketball court, activity area which includes shuffleboard, horseshoes, and a children’s playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, a 2,800 square foot outdoor swimming pool, and a sports pool. Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements we have with certain homeowners’ associations.

At December 31, 2005, the resort contained 21,808 Vacation Intervals, of which 2,314 remained available for sale. We plan to build 366 additional units, which would yield an additional 19,004 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $9,500 to $17,000 for one-week stays (and start at $7,250 for biennial intervals), while one-week "Presidents Fairways" intervals are priced at $13,000 to $27,000 depending on the value rating of the interval. During 2005, 1,325 Vacation Intervals were sold.

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2005, approximately 38 acres were developed and we plan to develop another 19 acres in the future.

At December 31, 2005, 290 units were completed and 222 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 122 units feature our new "lodge style.” 56 "Presidents Villas" units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant decor.

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

At December 31, 2005, the resort contained 14,708 Vacation Intervals, of which 2,059 remained available for sale. We plan to build 222 additional units, which collectively would yield 11,544 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,000 to $17,000 for one-week stays (and start at $6,250 for biennial intervals), while one-week "Presidents Villas" intervals are priced at $9,900 to $27,000 depending on the value rating of the interval. During 2005, 1,715 Vacation Intervals were sold.

Oak N' Spruce Resort. In December 1997, we acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2005, approximately 37 acres were developed and we plan to develop another 10 acres in the future.

At December 31, 2005, the resort had 284 units completed and 66 units are planned for development. There are six types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse, (iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and Presidents style units. There is also a 21-room hotel at the resort that could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

At December 31, 2005, the resort contained 14,768 Vacation Intervals, of which 1,607 remained available for sale. We plan to build 66 additional "lodge-style" units, which would yield an additional 3,432 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $19,000 for one-week stays (and start at $6,100 for biennial intervals), while one-week "Presidents Oak" intervals are priced at $9,900 to $25,000 depending on the value rating of the interval. During 2005, 1,343 Vacation Intervals were sold.

Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2005, approximately 50 acres were developed and we plan to develop another 37 acres in the future.

At December 31, 2005, the resort had 96 units and an additional 186 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks.

With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard.

At December 31, 2005, the resort contained 4,992 Vacation Intervals of which 473 remained available for sale. We plan to build 186 additional units, which would yield an additional 9,672 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $9,000 to $18,500 for one-week stays (and start at $6,250 for biennial intervals), while one-week "Presidents Seaside" intervals are priced at $12,900 to $29,900 depending on the value rating of the interval. During 2005, 652 Vacation Intervals were sold.

Orlando Breeze Resort. In October 2004, we acquired a 4.8-acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. Our public offering statement filed with the Florida Bureau of Standards and Registrations was approved in February 2005, granting us sales approval for 16 units encompassing 832 one-week Vacation Intervals. We plan to seek approval to sell the remaining 32 units, encompassing 1,664 one-week Vacation Intervals in the future.

At December 31, 2005, the resort had 48 units and an additional 24 are planned for development. The units consist of two and three bedroom units, with eight two-bedroom units and eight three-bedroom units having been refurbished during 2005. Amenities within each refurbished unit include a living room with sleeper sofa, full kitchen, color television, ceiling fans, ceramic tile, Broyhill furniture, and aluminum patio furniture. Amenities at the resort include a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts.

At December 31, 2005, the resort contained 2,496 Vacation Intervals of which 2,018 remained available for sale. We plan to build 24 additional units, which would yield an additional 1,248 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $22,500 to $28,500 for one-week stays. During 2005, 39 Vacation Intervals were sold.

ITEM 3. LEGAL PROCEEDINGS

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that one of our former subsidiaries constructed in Missouri filed two separate actions against us in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases were consolidated. The plaintiffs filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. We filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties mediated this matter in October 2005 and agreed upon the terms of a settlement. Pursuant to the terms of the settlement executed by the parties, we agreed to pay to the Holiday Hills Condominium Association $1.15 million, of which $1.1 million was paid by our insurers. The parties agreed to certain other terms, including our deeding of two non-timeshare condominium units to the plaintiffs, waiving amenities fees currently due and owing from the plaintiffs, and making repairs to a parking lot and other public areas of the condominium development. The settlement agreement further provided for each party to execute a general and mutual release of all claims and for the dismissal of the suit. The suit was dismissed in February 2006.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that one of our former subsidiaries constructed in Missouri filed an action against us in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. A definitive settlement agreement concerning this matter was executed by all parties in October 2005. The settlement agreement provides that three of our insurance carriers pay plaintiffs $500,000. The terms of settlement limit our possible future contingent liability to a maximum of $200,000. In order for any further claims of this sort to be asserted against us by the plaintiffs, the settlement agreement requires that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against our $200,000 maximum liability. Should the settlement not be fully implemented, we intend to continue to vigorously defend this litigation.

We are currently subject to other litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition.

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements. Some of the matters may involve claims, which, if granted, could be materially adverse to our financial condition.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or make other expenditures in amounts or a range of amounts that could be materially adverse to our business, results of operations, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low closing prices of our Common Stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. Our Common Stock was traded on the NYSE until June 2001 when it was suspended from trading and subsequently delisted in August 2001. The suspension and subsequent delisting of our Common Stock by the NYSE was caused by a drop in the per share trading value of our stock on the NYSE that began in March 2001. This drop in per share trading value persisted and we ceased to meet NYSE listing criteria when our total market capitalization remained below $15 million and our minimum share price remained below $1 over a 30 trading-day period. After being delisted by the NYSE, our Common Stock was quoted on the Electronic Quotation Service of Pink Sheets LLC under the symbol SVLF until February 2004, when our shares began trading on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The Common Stock prices from February 2004 to September 18, 2005 are the closing bid prices as quoted on the OTC Bulletin Board. During the third quarter of 2005 the American Stock Exchange ("AMEX") approved our application to list our shares of Common Stock under the ticker symbol SVL. Our stock began trading on the AMEX effective September 19, 2005. From that point forward the Common Stock prices shown are the closing bid prices as quoted on the AMEX.

	High	Low
Year Ended December 31, 2004:
First Quarter	$1.50	$.67
Second Quarter	1.45	1.07
Third Quarter	1.45	1.00
Fourth Quarter	1.54	1.25

Year Ended December 31, 2005:
First Quarter	$1.60	$1.20
Second Quarter	1.58	1.25
Third Quarter	2.05	1.41
Fourth Quarter	4.29	1.35

As of December 31, 2005, we believe that there were approximately 2,181 holders of our Common Stock, which is the only class of our equity securities outstanding.

Our stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Stock options provide for the right to purchase common stock at a specified price, which may be less than or equal to fair market value on the date of grant (but not less than par value). Stock options may be granted for any term and upon such conditions determined by our Board of Directors.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors that our Board of Directors deems relevant.

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

	Year Ended December 31,
	(in thousands, except share and per share amounts)
	2001	2002	2003	2004	2005
Statement of Income Data:
Revenues:
Vacation Interval sales	$139,359	$122,805	$123,585	$138,046	$146,416
Sampler sales	3,904	3,634	1,765	2,150	2,623
Total sales	143,263	126,439	125,350	140,196	149,039

Interest income	41,220	37,537	34,730	37,843	38,154
Management fee income	2,516	1,920	1,547	1,201	1,856
Gain on sale of notes receivable	—	6,838	3,205	1,915	6,457
Other income	2,392	2,324	2,834	2,522	6,402
Total revenues	189,391	175,058	167,666	183,677	201,908

Costs and operating expenses:
Cost of Vacation Interval sales	27,377	23,123	22,657	24,964	23,427
Sales and marketing	78,597	66,384	65,775	71,890	74,667
Provision for uncollectible notes	30,311	24,562	53,673	26,811	23,649
Operating, general and administrative	34,378	31,432	26,209	25,639	28,038
Depreciation and amortization	5,939	4,486	3,806	3,588	2,723
Interest expense and lender fees	35,015	22,192	16,550	17,627	17,253
Impairment loss of long-lived assets	5,442	—	—	—	—
Total costs and operating expenses	217,059	172,179	188,670	170,519	169,757

Other income:
Gain on early extinguishment of debt	—	17,885	6,376	—	—
Total other income	—	17,885	6,376	—	—

Income (loss) before (benefit) provision for income taxes and discontinued operations	(27,668)	20,764	(14,628)	13,158	32,151
(Benefit) provision for income taxes	(99)	(1,523)	86	23	9,725

Net income (loss) from continuing operations	(27,569)	22,287	(14,714)	13,135	22,426

Discontinued operations:
Gain on sale of discontinued operations (net of tax)	—	—	—	—	613
Income from discontinued operations (net of tax)	360	506	794	624	128
Net income from discontinued operations (net of tax)	360	506	794	624	741

Net income (loss)	$(27,209)	$22,793	$(13,920)	$13,759	$23,167

Net income (loss) per share — Basic (a)
Net income (loss) from continuing operations	$(2.14)	$0.77	$(0.40)	$0.35	$0.61
Income (loss) from discontinued operations	0.03	0.02	0.02	0.02	0.02
Net income (loss)	$(2.11)	$0.79	$(0.38)	$0.37	$0.63

Net income (loss) per share — Diluted (a)
Net income (loss) from continuing operations	$(2.14)	$0.77	$(0.40)	$0.33	$0.57
Income (loss) from discontinued operations	0.03	0.02	0.02	0.02	0.02
Net income (loss)	$(2.11)	$0.79	$(0.38)	$0.35	$0.59

Weighted average number of shares outstanding — Basic	12,889,417	28,825,882	36,826,906	36,852,133	36,986,926
Weighted average number of shares outstanding — Diluted	12,889,417	28,825,882	36,826,906	38,947,854	39,090,921

	December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,204	$1,153	$4,093	$10,935	$10,990
Notes receivable, net of allowance for uncollectible notes	278,592	233,237	193,379	196,466	177,572
Amounts due from affiliates	2,234	750	150	288	680
Inventories	105,275	102,505	101,399	109,303	117,597
Total assets	458,100	398,245	351,787	369,506	361,796
Amounts due to affiliates	565	2,221	656	929	544
Notes payable and capital lease obligations	294,456	236,413	215,337	218,310	177,269
Senior subordinated notes	66,700	45,919	36,591	34,883	33,175
Total liabilities	387,173	296,626	264,088	268,038	236,961
Shareholders' equity	70,927	101,619	87,699	101,468	124,835

Cash Flows Data:
Net cash provided by (used in) operating activities - continuing operations	$(24,824)	$56,085	$22,419	$5,748	$76,150

	December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Other Operating Data:
Number of Existing Resorts at period end	19	19	12	12	13
Number of Vacation Intervals sold (excluding Upgrades)(b)	9,741	8,224	9,560	11,345	10,190
Number of in-house Vacation Intervals sold	10,576	7,746	4,833	4,088	4,645
Number of Vacation Intervals in inventory	20,913	24,121	24,255	22,857	27,396
Average price of Vacation Intervals sold (excluding Upgrades)(b)(c)	$9,688	$9,846	$9,510	$9,671	$10,361
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$4,254	$5,401	$6,759	$6,928	$8,793

__________

(a)	Net income (loss) per share is based on the weighted average number of shares outstanding.
(b)
Vacation Intervals sold during the years ended December 31, 2001, 2002, 2003, 2004, and 2005, include 3,061 biennial intervals (counted as 1,531 annual Vacation Intervals), 1,044 biennial intervals (counted as 522 annual Vacation Intervals), 816 biennial intervals (counted as 408 annual Vacation Intervals), 2,560 biennial intervals (counted as 1,280 annual Vacation Intervals), and 1,392 biennial intervals (counted as 696 annual Vacation Intervals), respectively.

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

Executive Summary

We are in the business of owning and operating thirteen timeshare resorts as of December 31, 2005. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals, and from the interest earned from financed sales of such timeshare interests. As of December 31, 2005, seven of our resorts are located within one and one half to two hours of major metropolitan areas (“getaway resorts”), which are the primary market for timeshare sales to new purchasers. Six of our resorts are in destination resort areas located further from major metropolitan areas (“destination resorts”). The principal purchasers of timeshare interests at the destination resorts are existing owners who are upgrading or buying additional interests.

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

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to have the liquidity necessary to fund our costs and expenses. We presently have adequate credit facilities to fund our operations through April 2008. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

•	We believe there are two areas which are particularly important to our success as a business:

❖
The first area is identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable provision for uncollectible notes.

❖	The second area is to keep marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and total sales.

We earn revenue and income and finance our operations as follows:

•
Our primary source of revenue is Vacation Interval sales. Vacation Interval sales are a combination of sales to new customers and upgrade and/or additional week sales to existing customers. We have been focusing on increasing the percentage mix of sales to existing customers in 2003, 2004, and 2005. In addition we have been focusing on identifying potential new customers who have better credit characteristics that will ultimately be more likely to pay their principal and interest when due. To manage sales we assess separately sales to potential new customers and sales to existing customers. For sales to potential new customers we measure sales per tour in order to ascertain that our marketing programs are delivering the proper types of family tours to effectively and efficiently sell to new customers. State law allows purchasers of timeshares to rescind their purchase within three to fifteen days depending on the state. We also measure rescission amounts and rates of new customers to ascertain that our marketing and sales programs continue effectively. The number of tours to existing customers is not meaningful. As a result, we begin our assessment of sales to existing customers by totaling gross sales to existing customers. Rescissions by existing customers are generally much lower than rescissions by new customers. We do measure rescission amounts and rates to calculate net sales to existing customers. We then combine net sales to new and existing customers to calculate total sales. One product that is sold to new customers is a Sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday. These sales are presented on a separate line in the operating statement, and are therefore subtracted from total sales in order to calculate Vacation Interval sales. The following table shows the elements management considers important to assessing our Vacation Interval sales (dollars in thousands, except for sales per tour):

	Year Ended December 31, __
	2003	2004	2005

Tours to potential new purchasers	75,965	73,065	74,244
Sales per tour	$1,237	$1,183	$1,161
Gross sales to new customers	93,945	86,466	86,195
Rescission of sales to new customers	(24,948)	(18,619)	(17,932)
Net sales to new customers	68,997	67,847	68,263

Gross sales to existing customers	59,722	77,010	87,044
Rescission of sales to existing customers	(3,369)	(4,661)	(6,268)
Net sales to existing customers	56,353	72,349	80,776

Total sales	125,350	140,196	149,039
Less sampler sales	(1,765)	(2,150)	(2,623)
Total Vacation Interval sales	$123,585	$138,046	$146,416
Rescission rate for new customers	26.6%	21.5%	20.8%
Rescission rate for existing customers	5.6%	6.1%	7.2%
Rescission rate for all customers	18.4%	14.2%	14.0%

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

	Year Ended December 31, __
	2003	2004	2005

Tours to potential new purchasers	75,965	73,065	74,244
Cost per tour (rounded to nearest whole dollar)	$422	$431	$463
Cost of marketing to new purchasers	32,050	31,490	34,378
Cost of marketing to existing purchasers	5,943	7,885	8,000
Commissions	19,613	23,513	23,178
Sales and marketing overhead	8,169	9,002	9,111
Total sales and marketing expense	$65,775	$71,890	$74,667

As a percentage of total sales:
Cost of marketing to new purchasers	25.6%	22.5%	23.0%
Cost of marketing to existing purchasers	4.7%	5.6%	5.4%
Commissions	15.6%	16.8%	15.6%
Sales and marketing overhead	6.5%	6.4%	6.1%
Total sales and marketing expense	52.5%	51.3%	50.1%

•
Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable. Interest income as a percentage of notes receivable has increased each year from 2002 through 2005 as a result of increasing the rate we charged our new customers by 1% in each of the years ending December 31, 2002 and 2003.

•
We have three lesser revenue sources. They are management fees, predominantly from Silverleaf Club, gain on sale of notes receivable from our sale of notes receivable to our off-balance sheet special purpose entities, and other income.

•
We generate cash from the collection of down payments, principal and interest from purchasers of timeshare interval sales, the sales of notes receivable and from management fees and other income. We also generated cash in 2005 and 2003 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts. Since the majority of our sales are financed, we have revolving credit facilities that are drawn on monthly to fund our costs, expenses and capital expenditures.

We operate in only one business segment, the timeshare industry. Further, we only operate in the United States. As of December 31, 2005, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states.

Our principal short-term focus is on continuing to conservatively increase annual revenues. We will continue to identify new and existing customers with acceptable credit characteristics that will allow us to profitably sell new, upgrade, and additional Vacation Intervals at our Existing Resorts. Long term, if the opportunities present themselves, we will consider adding and developing new resorts where timeshare intervals can be marketed and sold at a profit.

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

We also completed amendments to our credit facilities with our principal senior lenders as well as amendments to our $100 million conduit facility through SF-I, our off-balance sheet, wholly-owned special purpose entity during 2002. Finalization of the Exchange Offer and the amendment of our principal credit facilities marked the completion of our debt restructuring announced on March 15, 2002, which was necessitated by severe liquidity problems we first announced on February 27, 2001. As a part of the debt restructuring, our note-holders and senior lenders waived all previously declared events of default.

Critical Accounting Policies

Revenues - We generate revenues primarily from the sale and financing of Vacation Intervals, including upgraded intervals. Additional revenues are generated from management fees from Silverleaf Club, sampler sales, gain on sale of notes receivable, and other operations.

We recognize Vacation Interval sales revenues on the accrual method in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” and Staff Accounting Bulletin No. 104, “Revenue Recognition.” A sale is recognized after a binding sales contract has been executed, the buyer’s price is fixed, the buyer has made a down payment of at least 10%, the statutory rescission period has expired, and collectibility is reasonably assured. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income.

Sales of notes receivable to our special purpose entities that meet certain underwriting criteria occur on a periodic basis. We allocate the carrying amount between assets sold and retained interest based on their relative fair values at the date of sale. The gain or loss on the sale is determined based on the proceeds received and the recorded value of notes receivable sold. The investment in the special purpose entity is recorded at fair value. The fair value of the investment in the special purpose entity is estimated based on the present value of future expected cash flows of our residual interest in the notes receivable sold. We utilize the following key assumptions to estimate the fair value of such cash flows related to SF-III, our wholly-owned off-balance sheet qualified special purpose entity formed during 2005: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 11.38%; discount rate - 15%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

We recognize interest income as earned. Interest income is not recognized on notes receivable that are four-plus payments late. We recognize only 25% of accrued interest income for notes that are three payments late, 50% for notes that are two payments late, 75% for notes that are one payment late, and 90% for all current notes.

We earn a monthly management fee for supervising the management and operations of the resorts. The Management Agreement with Silverleaf Club provides the Company a maximum management fee equal to 15% of gross revenues of Silverleaf Club, but our right to receive such a fee on an annual basis is limited to the amount of Silverleaf Club's net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. Prior to the sale of our managed, but not owned resorts, (“Crown Club”), during the third quarter of 2003, we had been recognizing a management fee ranging from 10% to 20% of Crown Club’s dues.

Provision for Uncollectible Notes - The provision for uncollectible notes is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes takes into consideration notes held by us as well as those sold with recourse. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. In estimating the allowance, we project future cancellations related to each sales year by using historical cancellations experience.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Actual cancellations and losses experienced represents all notes identified by management as being probable of cancellation. Recourse on sales of customer notes receivable is governed by the agreements between the purchasers and us.

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

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost includes amounts for land, construction materials, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. These costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values. Upon sale of a Vacation Interval, these costs are charged to cost of sales on a specific identification basis. Vacation Intervals reacquired are placed back into inventory at the lower of their original historical cost basis or market value. Management periodically reviews the carrying value of our inventory on an individual project basis to ensure that the carrying value does not exceed market value.

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

 Liquidity and Capital Resources

In February 2001, we disclosed significant liquidity issues, which resulted in the violation of various financial covenants with our senior credit facilities. In negotiations with our senior lenders to restructure the credit facilities and to enable us to continue in business, it was determined that the senior lenders would not accept our proposals to make necessary amendments to the existing credit facilities, unless we were able to (i) substantially reduce the payment obligations to the holders of the Old Notes, (ii) convert a substantial portion of the debt represented by the Old Notes into our common stock, and (iii) substantially modify the Indenture which secures the Old Notes by the consent of the holders. Therefore, the underlying purpose of the Exchange Offer was to reorganize our capital structure in such a manner as to induce the senior lenders to restructure the credit facilities. We completed the restructuring in May 2002, which reduced the existing debt and provided liquidity to finance our operations. As a part of the debt restructuring, our note-holders and senior lenders waived all previously declared events of default, thus as of December 31, 2002, we were in compliance with our financial and operating covenants.

However, due to the results of the quarter ended March 31, 2003, we were not in compliance with various financial covenants throughout the first three quarters of 2003. In addition, our off-balance sheet special purpose entity, SF-I, was in default of financial covenants with its lender due to the results of the quarter ended March 31, 2003. The lender subsequently waived the defaults as of March 31, 2003 and modified its agreement with SF-I whereby there were no defaults for the quarter ended June 30, 2003 or September 30, 2003. In November 2003, we entered into agreements with our three senior lenders to amend our senior credit facilities to modify the financial covenants under which we had been in default since the first quarter of 2003. We also received waivers of covenant defaults that occurred in the first quarter of 2003 under our senior credit facilities. As a result of these amendments and waivers, we were in full compliance with all of our financial covenants under our credit facilities with our senior lenders as of December 31, 2003, and have continued to be in full compliance with all of our financial covenants since that time.

The following table summarizes our credit agreements with our senior lenders and our off-balance sheet special purpose finance subsidiary as of December 31, 2005 (in thousands):
	Facility Amount	12/31/05 Balance
Receivable Based Revolvers	$185,000	$82,461
Receivable Based Non-Revolvers	58,063	58,063
Inventory Loans	49,335	34,335
Sub-Total On Balance Sheet	292,398	174,859
Off-Balance Sheet Receivable Based Term Loan *	89,113	89,113
Grand Total	$381,511	$263,972

* Through SF-III, our off-balance sheet qualified special purpose entity formed during the third quarter of 2005.

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between March 2007 and March 2014, and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. These credit facilities bear interest at variable rates tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances up to 75% of the unpaid balance of certain eligible customer notes receivable. In addition, we have $3.8 million of senior subordinated notes due April 2007, $2.1 million of senior subordinated notes due April 2008, and $24.7 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, and utility operations (through the first quarter of 2005). We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder by receipt of a seven-year to ten-year customer promissory note. We generate cash from the financing of customer notes receivable by (i) borrowing at an advance rate of up to 75% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 2003, 2004, and 2005, our operating activities reflected net cash provided by operating activities of $22.4 million, $5.7 million, and $76.2 million, respectively. In 2005, the increase in cash provided by operating activities was primarily the result of increased sales of notes receivable, partially offset by the increase in our maximum exposure to loss regarding our involvement with SF-III. In 2004, the decrease in cash provided by operating activities was primarily the result of decreased sales of notes receivable, and to a lesser extent, cash spent towards construction of new inventory.

Although it appears we have adequate liquidity to meet our needs through 2007, we are continuing to identify additional financing arrangements into 2008 and beyond. To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However, for the years ended 2003 and 2005, net cash provided by investing activities was $4.4 million and $18.5 million, respectively. In 2005, the net cash provided by investing activities was primarily due to the sale of our water distribution and waste water treatment utilities assets at eight of our resorts, and the sale of undeveloped land located in Luzerne County, Pennsylvania. The net cash provided by investing activities in 2003 was primarily due to our sale of land we owned in Las Vegas and Kansas City, which resulted in $4.7 million of proceeds. Net cash used in investing activities for the year ended December 31, 2004 was $570,000 due to equipment purchases. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

Net cash used in financing activities for the years ended December 31, 2003 and 2005 was $24.0 million and $93.8 million, respectively. Net cash provided by financing activities was $1.3 million during the year ended December 31, 2004. During 2005, the increase in cash used in financing activities was the result of increased payments on borrowings against pledged notes receivable. We paid in full the outstanding balance under SF-I, two non-revolving loans with one of our senior lenders, three term notes with another senior lender, and the outstanding balance under both the receivable and inventory loans with a third senior lender. The decrease in cash used by financing activities from 2003 to 2004 was primarily the result of decreased payments on borrowings against pledged notes receivable due to lower sales of notes receivable, the proceeds of which are used to pay down borrowings.

At December 31, 2005, our senior credit facilities provided for loans of up to $292.4 million, of which approximately $174.9 million of principal related to advances under the credit facilities was outstanding. At December 31, 2005, the weighted average cost of funds for all borrowings was 8.1%. Customer defaults have a significant impact on cash available to us from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2005, $337,000 of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, our off-balance-sheet special purpose entity during 2000. We agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During 2003, we sold $40.4 million of notes receivable to SF-I and recognized pre-tax gains of $3.2 million. In conjunction with these sales, we received cash consideration of $31.8 million, which was primarily used to pay down borrowings under our revolving loan facilities. During 2004, we sold $27.4 million of notes receivable to SF-I and recognized pre-tax gains of $1.9 million. In conjunction with these sales, we received cash consideration of $20.6 million, which was used to pay down borrowings under our revolving loan facilities. During 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. In conjunction with these sales, we received cash consideration of $6.0 million, which was used to pay down borrowings under our revolving loan facilities. SF-I funded all of these purchases through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold receivables, calculated based on 1% of eligible receivables held by the facility. Such fees were $904,000, $684,000, and $355,000 for the years ended December 31, 2003, 2004, and 2005, respectively. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

During the third quarter of 2005 we closed a term securitization transaction with a newly-formed, wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between Silverleaf, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of 5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.1 million for the year ended December 31, 2005. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant. At December 31, 2005, SF-III held notes receivable totaling $106.9 million, with related borrowings of $89.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2005, we paid approximately $386,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Total investment in SF-III was valued at $22.8 million at December 31, 2005, which represents our maximum exposure to loss regarding our involvement with SF-III.

Our special purpose entities allow us to realize the benefit of additional credit availability we have with our current senior lenders. We require credit facilities to have the liquidity necessary to fund our costs and expenses, therefore it is vitally important to our liquidity plan to have financing available to us in order to finance future sales, since we finance the majority of our timeshare sales over seven to ten years.

Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not estimable.

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT for 2005 and anticipate that we will pay significant AMT in future years.

The federal net operating losses (“NOLs”) expire between 2019 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to the exchange offer that took place during 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”) and a portion of the taxable year that includes the change date. The annual limitation is equal to the value of our Company stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.

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

	December 31,
	2004	2005
Cash	$841	$—
Amount due from affiliates	150	—
Land, equipment, buildings, and utilities, net	11,912	—
Prepaid and other assets	55	—
Total assets	$12,958	$—

Accounts payable	$70	$—
Total liabilities	$70	$—

On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for an aggregate sales price of $13.2 million, which resulted in a pretax gain of $879,000 during the third quarter of 2005, once all conditions of the sale were met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to our eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge our timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of our sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The net income from discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
REVENUES:
Gain on sale of discontinued operations	$—	$—	$879
Other income	2,739	2,860	438
Total revenues	2,739	2,860	1,317

COSTS AND OPERATING EXPENSES:
Other expense	1,184	1,376	278
Depreciation and amortization	760	859	—
Interest expense	1	1	—
Total costs and operating expenses	1,945	2,236	278

Income from discontinued operations	794	624	1,039
Provision for income taxes	—	—	(298)
Net income from discontinued operations	$794	$624	$741

Results of Operations

The following table sets forth certain operating information for the Company.

	Years Ended December 31,
	2003	2004	2005

As a percentage of total revenues:
Vacation Interval sales	73.7%	75.1%	72.5%
Sampler sales	1.1	1.2	1.3
Total sales	74.8	76.3	73.8
Interest income	20.7	20.6	18.9
Management fee income	0.9	0.7	0.9
Gain on sale of notes receivable	1.9	1.0	3.2
Other income	1.7	1.4	3.2
Total revenues	100.0%	100.0%	100.0%
As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	18.3%	18.1%	16.0%
Provision for uncollectible notes	43.4	19.4	16.2
As a percentage of total sales:
Sales and marketing	52.5%	51.3%	50.1%
As a percentage of total revenues:
Operating, general and administrative	15.6%	14.0%	13.9%
Depreciation and amortization	2.3	2.0	1.3
Total costs and operating expenses	112.5%	92.8%	84.1%
As a percentage of interest income:
Interest expense and lender fees	47.7%	46.6%	45.2%

Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

Revenues

Revenues in 2005 were $201.9 million, representing an $18.2 million, or 9.9%, increase compared to revenues of $183.7 million for the year ended December 31, 2004. This increase primarily relates to increased Vacation Interval sales, discussed below, and to a lesser extent, gain on sales of notes receivable and other income.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	2004			2005
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Interval Sales to New Customers	$65,697	5,950	$11,041	$65,640	5,808	$11,302
Upgrade Interval Sales to Existing Customers	28,324	4,088	6,928	40,843	4,645	8,793
Additional Interval Sales to Existing Customers	44,025	5,395	8,160	39,933	4,382	9,113
Total	$138,046			$146,416

Overall, Vacation Interval sales increased 6.1% in 2005 versus 2004. The number of interval sales to new customers decreased 2.4% as a result of our marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers. Average prices of sales to new customers increased 2.4% however, resulting in relatively no change in total sales to new customers in 2005 versus 2004. The number of interval sales to existing customers decreased 4.8% in 2005 versus 2004, but average prices increased 17.3%, resulting in an 11.6% net increase in the sales amount to existing customers during the year ended December 31, 2005 versus the year ended December 31, 2004.

We anticipate annual Vacation Interval sales to grow approximately 10% to 15% beginning in 2006. This growth will be achieved through a combination of:

•
Opening new off site sales centers in major metropolitan areas. We believe the off site sales centers will result in more first time sales. These off site sales centers will be conveniently located in the major markets we serve, allowing touring families to save the time necessary to drive to and from the existing sales centers located at our getaway resorts. The off site sales centers will compliment the on site sales centers. Each off site sales center is estimated to cost approximately $1.0 million to $1.4 million to construct. We opened our first such sales center in Irving, Texas in March 2006.

•	Increased upgrade sales and additional week sales to existing customers.

•
Potentially opening new resorts. We have identified potential markets for future expansion that may include Washington DC, Las Vegas, Wisconsin Dells, and/or Myrtle Beach, South Carolina. Depending on the size and location, a new resort’s land, infrastructure, and amenities will cost between $5.0 million and $15.0 million.

In large part due to the variables discussed above, we estimate our 2006 net income in the range of $17.0 million to $17.5 million.

Sampler sales increased to $2.6 million in 2005 compared to $2.2 million in 2004. Sampler sales are not recognized as revenue until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2005 relate to 2003 and 2004 sales activity.

Interest income increased 0.8% to $38.2 million for the year ended December 31, 2005 from $37.8 million for 2004. The average yield on our outstanding notes receivable at December 31, 2005 was approximately 15.3%, compared to 15.1% at December 31, 2004.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $655,000 in the year ended December 31, 2005 from the same period of 2004, due primarily to increased profitability of the resorts’ management clubs during 2005 versus 2004.

Gain on sales of notes receivable was $6.5 million during 2005, resulting from the sale of $8.0 million and $132.8 million of notes receivable to SF-I and SF-III, respectively, and recognizing pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to SF-I, we received cash consideration of $6.0 million, which was used to pay down borrowings under our senior revolving loan facilities. In connection with the sale to SF-III, we received cash consideration of $108.7 million, which was used to pay off in full the credit facility of SF-I and to pay down borrowings under our senior revolving loan facilities. The $1.9 million gain during 2004 resulted from the sale of $27.4 million of notes receivable to SF-I.

Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income increased $3.9 million to $6.4 million for the year ended December 31, 2005, compared to $2.5 million for the year ended December 31, 2004. The increase is primarily due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during 2005. In addition, condo rentals at our Orlando Breeze resort, acquired in the fourth quarter of 2004, contributed to the increase.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales declined to 16.0% in 2005, from 18.1% in 2004, primarily due to selling a much higher percentage of our lower cost inventory during 2005 versus selling primarily our higher cost inventory during 2004. Higher average sales prices during 2005 compared to 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $1.5 million decrease in cost of sales during 2005 compared to 2004 is primarily due to increased sales of lower cost inventory. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as we continue to deplete our inventory of low-cost Vacation Intervals and shift our sales mix to more recently constructed units, which were built at higher average costs.

Sales and Marketing

Sales and marketing expense as a percentage of total sales decreased to 50.1% for the year ended December 31, 2005 versus 51.3% for the same period of 2004. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. The opening of new off site sales centers discussed in “Revenues” above could result in slightly higher sales and marketing expenses as a percentage of total sales in 2006 and later years. For the year ended December 31, 2005, sales to existing customers increased to 55.2% of Vacation Interval sales, up from 52.4% during 2004. The $2.8 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during 2005 versus 2004.

Provision for Uncollectible Notes

Provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 16.2% for the year ended December 31, 2005 from 19.4% for 2004. The decrease from 2004 to 2005 is due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before we focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 22.8% and 21.1% of gross notes receivable as of December 31, 2005 and December 31, 2004, respectively. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 13.9% in 2005 from 14.0% in 2004. Overall, operating, general and administrative expenses increased $2.4 million during 2005 as compared to 2004, primarily due to increased salaries and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.3% in 2005 from 2.0% in 2004. Overall, depreciation and amortization expense decreased $865,000 in 2005 versus 2004 due to a general reduction in capital expenditures since 2000. In addition, depreciation of our water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income remained fairly constant at 45.2% for the year ended December 31, 2005, compared to 46.6% for the year ended December 31, 2004.

Income (Loss) before (Benefit) Provision for Income Taxes and Discontinued Operations

Income (loss) before (benefit) provision for income taxes and discontinued operations increased to income of $32.2 million for the year ended December 31, 2005, as compared to income of $13.2 million for the year ended December 31, 2004, as a result of the aforementioned operating results.

(Benefit) Provision for Income Taxes

(Benefit) provision for income taxes as a percentage of income (loss) before (benefit) provision for income taxes and discontinued operations was a provision of 30.2% for 2005, as compared to a provision of 0.2% for 2004. The higher effective income tax rate during 2005 was the result of utilizing enough of the NOL carryforward and other deferred tax assets during the year, causing us to move into a net deferred tax liability position at year-end. The low effective income tax rate during the same period of 2004 was the result of being in a net deferred tax asset position for our 2004 year-end, which was offset by a valuation allowance, which reduced the net deferred tax assets to zero due to the unpredictability of recovery.

Net Income (Loss) from Continuing Operations

Net income (loss) from continuing operations increased to income of $22.4 million for the year ended December 31, 2005, as compared to income of $13.1 million for the year ended December 31, 2004, as a result of the aforementioned operating results.

Net Income from Discontinued Operations

Net income from discontinued operations increased to $741,000 during the year ended December 31, 2005, compared to $624,000 during the same period of 2004. We recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during 2005 related to the sale of our water distribution and waste water treatment utilities assets at eight of our timeshare resorts. We sold these assets during the first quarter of 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income (Loss)

Net income (loss) increased to income of $23.2 million for the year ended December 31, 2005, as compared to income of $13.8 million for the year ended December 31, 2004, as a result of the aforementioned operating results.

Results of Operations for the Years Ended December 31, 2004 and December 31, 2003

Revenues

Revenues in 2004 were $183.7 million, representing a $16.0 million, or 9.5%, increase compared to revenues of $167.7 million for the year ended December 31, 2003. This increase primarily relates to increased Vacation Interval sales, discussed below.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	2003			2004
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Interval Sales to New Customers	$67,232	6,534	$10,290	$65,697	5,950	$11,041
Upgrade Interval Sales to Existing Customers	32,666	4,833	6,759	28,324	4,088	6,928
Additional Interval Sales to Existing Customers	23,687	3,026	7,828	44,025	5,395	8,160
Total	$123,585			$138,046

Overall, Vacation Interval sales increased 11.7% in 2004 versus 2003. The number of interval sales to new customers decreased 8.9% and the number of upgrade interval sales to existing customers decreased 15.4% in 2004 versus 2003. However these decreases were offset by a 78.3% increase in units of additional interval sales to existing customers from 2003 to 2004. The increase in total sales to existing customers and decrease in sales to new customers is consistent with our strategy to increase the proportion of sales to existing customers, which have a lower related marketing expense, while decreasing proportionately the outside sales to new customers.

Sampler sales increased to $2.2 million in 2004 compared to $1.8 million in 2003. Sampler sales are not recognized as revenue until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Hence, a significant portion of sampler sales recognized in 2004 relate to 2002 and 2003 sales activity.

Interest income increased 9.0% to $37.8 million for the year ended December 31, 2004 from $34.7 million for 2003. This increase primarily resulted from an increase in notes receivable, net of allowance for doubtful notes, in 2004 compared to 2003, primarily due to the increase in Vacation Interval sales during 2004. The average yield on our outstanding notes receivable at December 31, 2004 was approximately 15.1%, compared to 14.9% at December 31, 2003.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $346,000 in the year ended December 31, 2004 from the same period of 2003, due primarily to the discontinuation of Crown Club management fees upon our sale of Crown Club in the third quarter of 2003.

Gain on sales of notes receivable was $1.9 million during 2004, resulting from the sale of $27.4 million of notes receivable to SF-I. The $3.2 million gain during 2003 resulted from the sale of $40.4 million of notes receivable to SF-I. Fewer sales of notes receivable took place during 2004 versus 2003 due primarily to the facility reduction with SF-I that took place during the fourth quarter of 2003.

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

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales declined to 18.1% in 2004, from 18.3% in 2003. In December of 2003, we charged cost of sales with $1.1 million for land and amenities due to a reduction in our master plan at one of our resorts. Cost of sales before this $1.1 million charge was 17.4% of Vacation Interval sales for 2003. The increase to 18.1% of Vacation Interval sales from 17.4% during 2003 was primarily due to our selling a larger percentage of our inventory at lower margins during 2004. The increased percentage of additional interval sales to existing customers, which typically have a lower sales price and lower margin than interval sales to new customers, contributed to the increase from 2003 to 2004.

Sales and Marketing

Sales and marketing expense as a percentage of total sales decreased to 51.3% for the year ended December 31, 2004 versus 52.5% for the same period of 2003. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. For the year ended December 31, 2004, sales to existing customers increased to 52.4% of Vacation Interval sales, up from 45.6% during 2003. The $6.1 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during 2004 versus 2003.

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
•
certain historical cancellations from 2000 and 2001 that were previously excluded from predictive cancellations, as such cancellations were assumed to be uncharacteristically large as a result of our class action notices to all customers and announcements about our liquidity and possible bankruptcy issues in the first half of 2001, were included in predictive cancellations, resulting in an increase of $5.6 million,

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

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was $0 during the year ended December 31, 2004, compared to $6.4 million during 2003. $5.1 million of the gain in 2003 resulted from the early extinguishment of $7.6 million of 10 ½% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003.

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

Net Income from Discontinued Operations

Net income from discontinued operations consists of the results of operations of our water and utility property assets and liabilities that have been designated as held for sale effective December 31, 2004. For the year ended December 31, 2004, net income from discontinued operations decreased to $624,000, from $794,000 during the same period of 2003. This decrease is primarily the result of increased operational expenses during 2004 versus 2003.

Net Income (Loss)

Net income (loss) increased to income of $13.8 million for the year ended December 31, 2004, as compared to a loss of $13.9 million for the year ended December 31, 2003, as a result of the aforementioned operating results.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$16,080	$26,098	$59,784	$12,091	$51,145	$123,616
Capital leases	42	38	32	25	1	—
Operating leases	2,138	2,008	1,558	1,083	321	—
Other purchase obligations:
Construction commitments	10,974	—	—	—	—	—
Employment agreements	1,318	—	—	—	—	—
Total	$30,552	$28,144	$61,374	$22,636	$40,967	$123,616

Long term debt includes $78.5 million of future interest and capital leases include $10,000 of future interest, using an approximate interest rate of 8.1%, which is our weighted average cost of borrowing at December 31, 2005. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance sheet conduit financing subsidiary that is not included in long-term debt, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

Inflation

Inflation and changing prices have not had a material impact on our revenues, operating income, and net income during any of the three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our customer notes receivable.

Recent Accounting Pronouncements

SFAS No. 151 - In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not impact our consolidated financial position or results of operations.

SFAS No. 152 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. We do not believe the adoption of SFAS No. 152 will have a material impact on our results of operations, financial position, and future financial statements

SFAS No. 123 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for the next fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. We have not yet determined which fair-value method and transitional provision we will follow. The adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

SFAS No. 153 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact our consolidated financial position or results of operations.

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

SFAS No. 155 - In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends Financial Accounting Standards Board Statements No. 133 and 140. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under Financial Accounting Standards Board Statement No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No. 155 is not expected to impact our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of and for the year ended December 31, 2005, we had no significant derivative financial instruments or foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $174.9 million at December 31, 2005, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $116.8 million balance of variable-rate financial instruments at December 31, 2005, on our annual results of operations would be approximately $1.2 million, or approximately $0.03 per diluted share.

At December 31, 2005, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio could result in a fair value impact of $4.7 million or approximately $0.12 per diluted share.

Credit Risk— We are exposed to on-balance sheet credit risk related to our notes receivable. We are exposed to off-balance sheet credit risk related to notes sold.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceeds the interest rates we pay to our senior lenders. Because our indebtedness bears interest at variable rates and our customer receivables bear interest at fixed rates, increases in interest rates will erode the income that we have historically obtained due to this spread and could cause the rate on our borrowings to exceed the rate at which we provide financing to our customers. We have engaged in one interest rate hedging transaction related to our conduit loan, with a balance of $58.1 million on December 31, 2005. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

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

Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 52% of Vacation Interval sales took place in 2005), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There were no changes made in our internal control over financial reporting during the fourth quarter of 2005 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no other information that we were required to disclose in a report on Form 8-K during the quarter ended December 31, 2005 that was not reported.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is set forth in our proxy statement relating to our 2006 meeting of annual shareholders under the headings “Compliance with Section 16(a) under the Securities Exchange Act of 1934” and “Directors and Executive Officers”, and this information is incorporated by reference to such proxy statement.

The information with respect to our audit committee financial expert is contained under the caption “Directors and Executive Officers” in our proxy statement for our 2006 annual meeting of shareholders and is incorporated by reference to such proxy statement.

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2005.

Name	Age	Position
Robert E. Mead	59	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield	45	President
David T. O'Connor	63	Executive Vice President — Sales
Joe W. Conner	48	Chief Operating Officer
Harry J. White, Jr.	51	Chief Financial Officer, Treasurer
Edward L. Lahart Thomas J. Morris	41 40	Executive Vice President — Operations Senior Vice President — Capital Markets
Michael Jones	39	Vice President — Information Systems
Robert G. Levy	57	Vice President — Resort Operations
Darla Cordova	41	Vice President — Employee and Marketing Services
Barbara L. Lewis	66	Vice President — Resort Development
Herman Jay Hankamer	41	Vice President — Financial Services
Michael P. Lowrey	47	Vice President — Call Center Operations
Lelori (“Buzz”) Marconi	53	Vice President — Preview Center Marketing
Sandra G. Cearley	44	Corporate Secretary
James B. Francis, Jr.	57	Director
J. Richard Budd, III	53	Director
Herbert B. Hirsch	69	Director
Rebecca Janet Whitmore	51	Director
____________________

The term of office of the above-listed officers is from the date of their election until their successor shall have been elected and qualified. Our directors serve annual terms, which expire at our next annual meeting of shareholders following the date of election of each director. Our four directors were last elected by the shareholders at our 2005 annual meeting on May 19, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for our 2006 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,137,657	$4.20	4,559
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,137,657	$4.20	4,559

There are a combined 4,559 options remaining available of the 1,600,000 approved options under our 1997 Stock Option Plan and the 2,209,614 approved options under our 2003 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The information concerning (a) persons that have reported beneficial ownership of more than 5 percent of our common stock, and (b) the ownership of our common stock by the Chief Executive Officer and the four other most highly compensated executive officers and directors as a group, that is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our 2006 annual meeting, is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Relationships and Related Transactions” in our proxy statement for our 2006 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Auditors” in our proxy statement for our 2006 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

Exhibit Number	Description

3.1	—	Third Amended And Restated Articles of Incorporation of the Registrant dated December 17, 2003 (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed December 29, 2003).
3.2	—	Articles of Correction dated February 9, 2004 to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K for year ended December 31, 2003).
3.3	—	Second Amended and Restated Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for quarter ended September 30, 2005).
3.4	—	Amended and Restated Certificate of Incorporation of Silverleaf Finance II, Inc. dated December 23, 2003 (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed December 29, 2003).
4.1	—	Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
4.2	—
Amended and Restated Indenture dated May 2, 2002, between the Company, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Company's 10½% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

4.3	—	Certificate No. 001 of 10 ½ % Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for quarter ended March 31, 1998).
4.4	—
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
Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

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

10.15	—
First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.16	—	Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).
10.17	—
Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

10.18	—
Amended And Restated Loan, Security And Agency Agreement (Tranche A), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation, as a Lender and as facility agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

10.19	—
Amended And Restated Loan, Security And Agency Agreement (Tranche B), dated as of April 30, 2002, by and among the Company, Textron Financial Corporation and Bank of Scotland, as Lenders and Textron Financial Corporation, as and collateral agent ("Agent") (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

10.20	—
First Amendment To Loan And Security Agreement (Tranche C), dated as of April 30, 2002, entered into by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

10.21	—
Second Amendment To Loan And Security Agreement dated as of April 30, 2002 by and between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

10.22	—	Employment Agreement dated April 18, 2002 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 2002).
10.23	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche A) (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed December 29, 2003).
10.24	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche B) (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K filed December 29, 2003).
10.25	—	Amendment dated November 17, 2003 between the Company and Textron Financial Corporation (Tranche C) (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K filed December 29, 2003).
10.26	—
First Amendment to Employment Agreement dated August 18, 2003 between the Company and Sharon K. Brayfield (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for quarter ended September 30, 2003).

10.27	—
Amended and Restated Loan and Security Agreement, dated as of March 5, 2004 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.50 to Registrant's Form 10-K for year ended December 31, 2003).

10.28	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche A) (incorporated by reference to Exhibit 10.51 to Registrant's Form 10-K for year ended December 31, 2003).
10.29	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche B) (incorporated by reference to Exhibit 10.52 to Registrant's Form 10-K for year ended December 31, 2003).
10.30	—	Amendment dated March 5, 2004 between the Company and Textron Financial Corporation (Tranche C) (incorporated by reference to Exhibit 10.53 to Registrant's Form 10-K for year ended December 31, 2003).
10.31	—
Amendment to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 by and between Borrower and Textron Financial Corporation (Inventory Loan) (incorporated by reference to Exhibit 10.54 to Registrant's Form 10-K for year ended December 31, 2003).

10.32	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).
10.33	—
Contract of Sale dated December 24, 2002 by and among the Company, FO Ski Resorts, LLC and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.34	—
First Amendment to Contract of Sale dated April 3, 2003 by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.35	—
Second Amendment to Contract of Sale dated March 17, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc (incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

Exhibit Number		Description

10.36	—
Third Amendment to Contract of Sale dated May 14, 2004, by and among the Company, FO Ski Resorts, LLC, and Brodie Mountain Ski Resorts, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.37	—
Employment Agreement dated June 3, 2004 to be effective January 1, 2004 between the Company and Robert E. Mead (incorporated by reference to Company’s Proxy Statement filed with the Commission on July 12, 2004).

10.38	—
Amendment dated July 30, 2004 to Amended and Restated Loan and Security Agreement dated as of March 5, 2004 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.39	—
Amendment dated July 30, 2004 to Loan and Security Agreement dated as of April 17, 2001 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.40	—
Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.41	—
Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.42	—
Amendment dated July 30, 2004 to Amended and Restated Loan, Security and Agency Agreement (Tranche A) dated as of April 30, 2002 between the Company and Textron Financial Corporation (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

10.43	—	Contract of Sale dated February 12, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 1, 2004).
10.44	—	First Amendment to Contract of Sale dated March 18, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 1, 2004).
10.45	—	Second Amendment to Contract of Sale dated March 22, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated November 1, 2004).
10.46	—	Third Amendment to Contract of Sale dated April 27, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated November 1, 2004).
10.47	—	Fourth Amendment to Contract of Sale dated October 15, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated November 1, 2004).
10.48	—	Amendment to Contract of Sale dated October 21, 2004 between the Company and Cook, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated November 1, 2004).
10.49	—
Asset Purchase Agreement dated August 29, 2004 between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 16, 2005).

10.50	—
First Amendment dated as of October 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated March 16, 2005).

10.51	—
Second Amendment dated as of October 20, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated March 16, 2005).

10.52	—
Third Amendment dated as of November 10, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated March 16, 2005).

10.53	—
Fourth Amendment dated as of November 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 16, 2005).

10.54	—
Fifth Amendment dated as of November 16, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 16, 2005).

10.55	—
Sixth Amendment dated as of November 30, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K dated March 16, 2005).

10.56	—
Seventh Amendment dated as of January 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K dated March 16, 2005).

10.57	—
Eighth Amendment dated as of February 22, 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K dated March 16, 2005).

10.58	—
Services Agreement dated as of March 8, 2005 between the Company, Algonquin Water Resources of Texas, LLC, Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K dated March 16, 2005).

10.59	—
Amendment No. 1 to Developer Transfer Agreement dated as of March 28, 2005 between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on March 31, 2005).

Exhibit Number		Description

10.60	—
Amendment No. 1 to Loan and Security Agreement dated as of March 28, 2005 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on March 31, 2005).

10.61	—
Second Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche A) dated as of February 28, 2005 by and among the Registrant, Textron Financial Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed on March 31, 2005).

10.62	—
Second Amendment to Amended and Restated Loan, Security and Agency Agreement (Tranche B) dated as of February 28, 2005 by and among the Registrant, Textron Financial Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed on March 31, 2005).

10.63	—
Third Amendment to Loan and Security Agreement (Tranche C) dated as of February 28, 2005 by and among the Registrant, Textron Financial Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K filed on March 31, 2005).

10.64	—
First Amendment to Amended and Restated Loan and Security Agreement (Inventory Loan) between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K filed on March 31, 2005).

10.65	—
Inventory Loan and Security Agreement between the Registrant and CapitalSource Finance, LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed May 5, 2005).

10.66	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance, LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed May 5, 2005).

10.67	—	Hypothecation Loan Agreement between the Registrant and Resort Funding LLC dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed July 6, 2005).
10.68	—
Indenture dated as of July 1, 2005 between Silverleaf Finance III, LLC, as Issuer, the Registrant, as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Backup Servicer, Custodian and Account Intermediary. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed July 28, 2005).

10.69	—	Standard Definitions to Indenture and Transfer Agreement . (incorporated by reference to Exhibit 10.2to Registrant's Form 8-K filed July 28, 2005).
10.70	—	Transfer Agreement dated as of July 1, 2005 between the Registrant and Silverleaf Finance III, LLC . (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed July 28, 2005).
10.71	—
Consolidated, Amended and Restated Loan, Security and Agency Agreement, dated as of August 5, 2005, entered into by and among the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed September 16, 2005).

10.72	—
Contract of Sale dated June 8, 2005 between the Company and Crystal Ridge, L.L.P., a New Jersey limited liability partnership (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed October 5, 2005).

10.73	—
First Amendment to Contract of Sale dated June 8, 2005 between the Company and Crystal Ridge, L.L.P., a New Jersey limited liability partnership (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 5, 2005).

10.74	—
First Amendment to Inventory Loan and Security Agreement dated October 5, 2005 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2005).

10.75	—
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 26, 2005, between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2005).

10.76	—
Loan and Security Agreement--Inventory between the Registrant and Well Fargo Foothill, Inc., dated as of December 16, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on December 23, 2005).

10.77	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc., dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.78	—
Amended, Extended and Restated Employment Agreement with Silverleaf Resorts, Inc. dated April 14, 2005 between the Registrant and Robert E. Mead (incorporated by reference to Annex B of the Registrant's Schedule 14A filed April 14, 2005).

10.79	—	Employment Agreement dated as of August 16, 2005 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed on August 22, 2005).
10.80	—
Independent Contractor Consulting Agreement dated as of November 1, 2002 between Thomas J. Morris as predecessor to TradeMark Consulting, Co. (incorporated by reference to Exhibit 10.2 to Registrant's 8-K filed on August 22, 2005).

10.81	—
First Amendment to Consulting Agreement dated February 19, 2004 between the Registrant and Thomas J. Morris, individually and as president of TradeMark Consulting, Co. (incorporated by reference to Exhibit 10.3 to Registrant's 8-K filed on August 22, 2005).

10.82	—
Second Amendment to Consulting Agreement dated March 4, 2005 between the Registrant and TradeMark Consulting, Co. (incorporated by reference to Exhibit 10.4 to Registrant's 8-K filed on August 22, 2005).

10.83	—
Third Amendment to Consulting Agreement dated as of August 16, 2005 between the Registrant and TradeMark Consulting, Co. (incorporated by reference to Exhibit 10.5 to Registrant's 8-K filed on August 22, 2005).

*10.84	—	Contract of Sale dated May 31, 2005 between the Registrant and Virgil M. Casey, Trustee of the Casey Family Trust dated June 3, 1992.
*10.85	—	Contract of Sale dated June 23, 2005 between the Registrant and Joe Wang, Trustee.
14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K for year ended December 31, 2003).
*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.
*23.1	—	Consent of BDO Seidman, LLP.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________
*	Filed herewith

(b) We filed the following reports on Form 8-K during the three-month period ended December 31, 2005:

Current report on Form 8-K filed with the SEC on December 6, 2005 relating to press release responding to unusually high trading volume in the Company's stock on AMEX.

Current report on Form 8-K filed with the SEC on December 14, 2005 relating to press releases announcing completion of evaluation of impact of accounting pronouncement and opening of show-room style sales office.

Current report on form 8-K filed with the SEC on December 23, 2005 relating to a new loan facility with Wells Fargo Foothill, Inc.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 20, 2006.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name: Robert E. Mead Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD	Chairman of the Board and	March 20, 2006
Robert E. Mead	Chief Executive Officer (Principal Executive Officer)

/s/ HARRY J. WHITE, JR,	Chief Financial Officer	March 20, 2006
Harry J. White, Jr.	(Principal Financial
and Accounting Officer)

/s/ J. RICHARD BUDD, III	Director	March 20, 2006
J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR.	Director	March 20, 2006
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH	Director	March 20, 2006
Herbert B. Hirsch

/s/ REBECCA JANET WHITMORE	Director	March 20, 2006
Rebecca Janet Whitmore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
March 3, 2006

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
ASSETS	2004	2005

Cash and cash equivalents	$10,935	$10,990
Restricted cash	3,428	4,893
Notes receivable, net of allowance for uncollectible notes of $52,506 and $52,479, respectively	196,466	177,572
Accrued interest receivable	2,207	2,243
Investment in special purpose entity	5,173	22,802
Amounts due from affiliates	288	680
Inventories	109,303	117,597
Land, equipment, buildings, and utilities, net	24,375	10,441
Land held for sale	2,991	495
Prepaid and other assets	14,340	14,083
TOTAL ASSETS	$369,506	$361,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES Accounts payable and accrued expenses	$7,980	$9,556
Accrued interest payable	1,302	1,354
Amounts due to affiliates	929	544
Unearned revenues	4,634	5,310
Taxes payable	—	1,268
Deferred taxes payable, net	—	8,485
Notes payable and capital lease obligations	218,310	177,269
Senior subordinated notes	34,883	33,175
Total Liabilities	268,038	236,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,494,304 shares issued, 36,860,238 shares outstanding at December 31, 2004, and 37,494,304 shares outstanding at December 31, 2005	372	375
Additional paid-in capital	116,614	112,207
Retained earnings (deficit)	(10,914)	12,253
Treasury stock, at cost, 388,768 shares at December 31, 2004 and no shares at December 31, 2005	(4,604)	—
Total Shareholders' Equity	101,468	124,835
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$369,506	$361,796

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2004	2005

REVENUES:
Vacation Interval sales	$123,585	$138,046	$146,416
Sampler sales	1,765	2,150	2,623
Total sales	125,350	140,196	149,039

Interest income	34,730	37,843	38,154
Management fee income	1,547	1,201	1,856
Gain on sale of notes receivable	3,205	1,915	6,457
Other income	2,834	2,522	6,402
Total revenues	167,666	183,677	201,908

COSTS AND OPERATING EXPENSES:
Cost of Vacation Interval sales	22,657	24,964	23,427
Sales and marketing	65,775	71,890	74,667
Provision for uncollectible notes	53,673	26,811	23,649
Operating, general and administrative	26,209	25,639	28,038
Depreciation and amortization	3,806	3,588	2,723
Interest expense and lender fees	16,550	17,627	17,253
Total costs and operating expenses	188,670	170,519	169,757

OTHER INCOME:
Gain on early extinguishment of debt	6,376	—	—
Total other income	6,376	—	—

Income (loss) before provision for income taxes and discontinued operations	(14,628)	13,158	32,151
Provision for income taxes	86	23	9,725

Net income (loss) from continuing operations	(14,714)	13,135	22,426

DISCONTINUED OPERATIONS:
Gain on sale of discontinued operations (net of taxes)	—	—	613
Income from discontinued operations (net of taxes)	794	624	128
Net income from discontinued operations (net of taxes)	794	624	741

NET INCOME (LOSS)	$(13,920)	$13,759	$23,167

NET INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) from continuing operations	$(0.40)	$0.35	$0.61
Net Income from discontinued operations	0.02	0.02	0.02
Net income (loss)	$(0.38)	$0.37	$0.63

NET INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) from continuing operations	$(0.40)	$0.33	$0.57
Net Income from discontinued operations	0.02	0.02	0.02
Net income (loss)	$(0.38)	$0.35	$0.59

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	36,826,906	36,852,133	36,986,926
Diluted	36,826,906	38,947,854	39,090,921

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of	$0.01	Additional	Retained
	Shares	Par	Paid-in	Earnings	Treasury Stock
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total
JANUARY 1, 2003	37,249,006	$372	$116,999	$(10,753)	422,100	$(4,999)	$101,619

Net loss	—	—	—	(13,920)	—	—	(13,920)
DECEMBER 31, 2003	37,249,006	372	116,999	(24,673)	422,100	(4,999)	87,699

Exercise of stock options	—	—	(385)	—	(33,332)	395	10
Net income	—	—	—	13,759	—	—	13,759
DECEMBER 31, 2004	37,249,006	372	116,614	(10,914)	388,768	(4,604)	101,468

Exercise of stock options	245,298	3	(4,407)	—	(388,768)	4,604	200
Net income	—	—	—	23,167	—	—	23,167
DECEMBER 31, 2005	37,494,304	$375	$112,207	$12,253	—	$—	$124,835

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005

OPERATING ACTIVITIES:
Net income (loss)	$(13,920)	$13,759	$23,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(794)	(624)	(741)
Provision for uncollectible notes	53,673	26,811	23,649
Depreciation and amortization	3,806	3,588	2,723
Gain on sale of notes receivable	(3,205)	(1,915)	(6,457)
Gain on early extinguishment of debt	(6,376)	—	—
Gain on sale of land held for sale	(498)	—	(3,635)
Loss on sale of Crown management properties	44	—	—
Proceeds from sales of notes receivable	31,796	20,587	104,193
Cash effect from changes in assets and liabilities:
Restricted cash	2,000	(1,804)	(1,465)
Notes receivable	(40,811)	(47,733)	(51,579)
Accrued interest receivable	156	(38)	(36)
Investment in Special Purpose Entity	603	880	(17,629)
Amounts due from affiliates	(1,574)	471	(258)
Inventories	(489)	(8,741)	(8,824)
Prepaid and other assets	(2,094)	(1,906)	991
Accounts payable and accrued expenses	(572)	1,276	1,570
Accrued interest payable	(10)	215	52
Unearned revenues	684	922	676
Income taxes payable	—	—	9,753
Net cash provided by operating activities - continuing operations	22,419	5,748	76,150
Net cash provided by (used in) operating activities - discontinued operations	88	389	(841)
INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and utilities	(232)	(570)	(701)
Proceeds from sale of discontinued operations	—	—	13,101
Sale of land held for sale	4,660	—	6,131
Net cash provided by (used in) investing activities	4,428	(570)	18,531
FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	157,264	111,767	150,666
Payments on borrowings to unaffiliated entities	(181,259)	(110,502)	(244,651)
Proceeds from exercise of stock options	—	10	200
Net cash provided by (used in) financing activities	(23,995)	1,275	(93,785)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,940	6,842	55
CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	1,153	4,093	10,935
END OF PERIOD	$4,093	$10,935	$10,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$15,747	$16,557	$15,532
Income taxes paid	86	—	1,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	—	99	62
Notes receivable, net of allowance for uncollectible notes, acquired from SF-I	—	—	62,884
Notes payable acquired from SF-I	—	—	50,386
Other assets, liabilities, and equity acquired from SF-I	—	—	12,498
Note received from sale of Crown management properties	1,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2004, and 2005

1. NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the "Company,” "Silverleaf," “we,” or “our”) is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements. We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the "Existing Resorts") as of December 31, 2005, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club (other than Orlando Breeze) operates through a centralized organization to manage the Existing Resorts on a collective basis. The principal such organization is Silverleaf Club. Orlando Breeze has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. Certain resorts, which were managed, but not owned by the Company, were operated through (“Crown Club”) until the third quarter of 2003, when we sold our management rights and unsold timeshare inventory in the seven timeshare resorts we had managed since we originally acquired these from Crown Resorts Co., LLC in May 1998. Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the Existing Resorts. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities at the Existing Resorts. Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided.

In addition to Vacation Interval sales revenues, interest income derived from financing activities, and management fees received from the Club, we generate additional revenue from leasing unsold intervals (i.e., sampler sales), selling notes receivable to special purpose entities, and other sources. All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements as of and for the years ended December 31, 2003, 2004, and 2005 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., SLR Research, Inc., and Silverleaf Finance II, Inc., which was formed in December 2003 and described in more detail under the heading “Debt” in footnote 8. Silverleaf Resort Acquisitions, Inc. and eStarCommunications, Inc. were both dissolved during the fourth quarter of 2004. Bull’s Eye Marketing, Inc. was dissolved during the third quarter of 2005.

2. SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the accompanying consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its subsidiaries.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., the Company’s wholly-owned qualified special purpose entity (“SF-I”), and Silverleaf Finance III, Inc., a wholly-owned off-balance sheet qualified special purpose finance subsidiary, newly formed during the third quarter of 2005 (“SF-III”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that construction is not substantially complete, revenues are recognized on the percentage-of-completion basis. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

Certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income. This income is not significant.

In addition to sales of Vacation Intervals to new prospective owners, we sell upgraded and additional Vacation Intervals to existing Silverleaf Owners. Revenues are recognized on these upgrade and additional Vacation Interval sales when the criteria described above are satisfied. The revenue recognized on upgrade Vacation Interval sales is the net of the incremental increase in the upgrade sales price and cost of sales is the incremental increase in the cost of the Vacation Interval purchased.

A provision for estimated customer returns is reported net against Vacation Interval sales. Customer returns represent cancellations of sales transactions in which the customer fails to make the first installment payment.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of additional interest income ceases until collection is deemed probable.

Revenues related to one-time sampler contracts, which entitles the prospective owner to sample a resort during certain periods, are recognized when earned. Revenue recognition is deferred until the customer uses the stay or allows the contract to expire.

We receive fees for management services provided to the Clubs. These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

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

Investment in Special Purpose Entities — We were party to a $75 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, an off-balance sheet qualified special purpose entity through July 2005. Sales of notes receivable from the Company to SF-I that met certain underwriting criteria occurred on a periodic basis. SF-I funds these purchases through advances under a credit agreement arranged for this purpose.

We closed a securitization transaction with SF-III during the third quarter of 2005, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement. The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by the Company pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and will receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate our investment in special purpose entities in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-I: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 11.38%; discount rate - 15%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

At December 31, 2005, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate (including accounts paid in full as a result of upgrades):
Impact on fair value of a 10% adverse change	$266
Impact on fair value of a 20% adverse change	$252

Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$1,399
Impact on fair value of a 20% adverse change	$2,752

Discount Rate:
Impact on fair value of a 10% adverse change	$502
Impact on fair value of a 20% adverse change	$984

Provision for Uncollectible Notes — Such provision is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. Such allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors. Credit losses take three forms. The first is the full cancellation of the note, whereby the customer is relieved of the obligation and we recover the underlying inventory. The second form is a deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. The third form is the note receivable reduction that occurs when a customer trades a higher value product for a lower value product. In estimating the allowance, we project future cancellations, net of recovery of the related inventory, for each sales year by using historical cancellations experience.

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

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. As of December 31, 2005, we had construction commitments of approximately $11.0 million. We allocate the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

We periodically review the carrying value of our inventory on an individual project basis to ensure that the carrying value does not exceed market value.

Land, Equipment, Buildings, and Utilities— Land, equipment (including equipment under capital lease), buildings, and utilities are stated at cost, which includes amounts for construction materials, direct labor and overhead, and capitalized interest. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Prepaid and Other Assets— Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, novelty inventories, deposits, collected cash in senior lender lock boxes which has not yet been applied to the loan balances by the senior lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt.

Income Taxes— Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded. Our federal tax return includes all items of income, gain, loss, expense and credit of SF-III, our wholly owned off-balance sheet qualified special purpose entity formed during 2005, since it is a disregarded entity for federal income tax purposes. We have a tax sharing agreement with SF-III.

Earnings (Loss) Per Share— Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of shares resulting from the exercise of the stock options is reduced by the number of shares that could have been repurchased by the Company with the proceeds from the exercise of the stock options.

For the year ended December 31, 2003, basic and diluted weighted average shares were equal. Outstanding stock options totaling 3,704,979 were potentially dilutive securities at December 31, 2003, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the year ended December 31, 2003. Outstanding stock options totaling 2,777,147 were dilutive securities that were included in the computation of diluted EPS at December 31, 2004. Outstanding stock options totaling 874,500 were not dilutive at December 31, 2004, because the exercise price for such options substantially exceeded the market price for the Company's shares. Outstanding stock options totaling 2,270,657 were dilutive securities that were included in the computation of diluted EPS at December 31, 2005. Outstanding stock options totaling 867,000 were not dilutive at December 31, 2005, because the exercise price for such options substantially exceeded the market price for the Company's shares.

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

As allowed by SFAS No. 123, we have elected to continue to utilize the accounting method prescribed by APB No. 25, provide the disclosure requirements of SFAS No. 123 and, as of December 31, 2002, adopted the disclosure requirements of SFAS No. 148. Although we selected an accounting policy which requires only the excess of the market value of our common stock over the exercise price of options granted to be recorded as compensation expense (intrinsic method), pro forma information regarding net income (loss) is required as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. Pro forma net income (loss) applicable to the options granted is not likely to be representative of the effects on reported net income (loss) for future years. The fair value for these options is estimated at the date of grant using the Black-Scholes option-pricing model. Stock compensation determined under the intrinsic method is recognized over the vesting period using the straight-line method.

Had compensation cost for our stock option grants been determined based on the fair value at the date of grant in accordance with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would have been the following pro forma amounts:

	2003	2004	2005
Net income (loss), as reported	$(13,920)	$13,759	$23,167
Stock-based compensation expense recorded under the intrinsic value method	—	—	—
Pro forma stock-based compensation expense Computed under the fair value method	(468)	(297)	(278)
Pro forma net income (loss)	$(14,388)	$13,462	$22,889
Net income (loss) per share, basic
As reported	$(0.38)	$0.37	$0.63
Pro forma	$(0.39)	$0.37	$0.62
Net income (loss) per share, diluted
As reported	$(0.38)	$0.35	$0.59
Pro forma	$(0.39)	$0.35	$0.59

The fair value of the stock options granted during 2003 and 2005 were $0.29 and $1.59, respectively. There were no stock options granted during 2004. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 264.4% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

Use of Estimates— The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SF-III, and the future sales plan used to allocate certain costs to inventories and cost of sales.

Reclassifications — Certain reclassifications have been made to the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income (loss). In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities have been designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. Prior periods have been reclassified for comparability, as required.

Recent Accounting Pronouncements —

SFAS No. 151 - In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not impact our consolidated financial position or results of operations.

SFAS No. 152 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. We do not believe the adoption of SFAS No. 152 will have a material impact on our results of operations, financial position, and future financial statements

SFAS No. 123 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for the next fiscal year beginning after June 15, 2005 and allows, but does not require, companies to restate the fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. We have not yet determined which fair-value method and transitional provision we will follow. The adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations. See Stock-Based Compensation in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

SFAS No. 153 - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to impact our consolidated financial position or results of operations.

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

SFAS No. 155 - In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends Financial Accounting Standards Board Statements No. 133 and 140. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under Financial Accounting Standards Board Statement No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No. 155 is not expected to impact our consolidated financial position or results of operations.

3. CONCENTRATIONS OF RISK

Credit Risk— We are exposed to credit risk related to our notes receivable.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of default on these promissory notes. Although we prescreen prospects by credit scoring them in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have not generally pursued this remedy.

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because our indebtedness bears interest at variable rates and our customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically obtained and could cause the rate on our borrowings to exceed the rate at which we provide financing to our customers. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset an increase in interest rates, we have engaged in one interest rate hedging transaction related to our conduit loan through SF-II, with a balance of $58.1 million on December 31, 2005. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, had a balance of $89.1 million at December 31, 2005 and bear interest at fixed rates ranging from 4.857% to 6.756%.

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

Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 52% of Vacation Interval sales took place in 2005), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

4. NOTES RECEIVABLE

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2005 was approximately 15.3%, with individual rates ranging from 0% to 17.5%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $1.9 million and $2.3 million at December 31, 2004 and 2005, respectively, and are non-interest bearing.

We had a remaining note discount of $76,000 and $37,000 in aggregate as of December 31, 2004 and 2005, respectively, utilizing a 10% discount rate, in connection with promotional sales to certain customers whereby we entered into non-interest bearing notes receivable. In addition, we ceased accruing interest on delinquent notes of $32.7 million and $30.3 million as of December 31, 2004 and 2005, respectively, as collection of interest on such notes was deemed improbable.

Notes receivable are scheduled to mature as follows at December 31, 2005 (in thousands):

2006	$30,755
2007	30,805
2008	31,683
2009	30,699
2010	29,065
2011	28,055
Thereafter	49,026
230,088
Less discounts on notes	(37)
Less allowance for uncollectible notes	(52,479)
Notes receivable, net	$177,572

There were no notes sold with recourse during the years ended December 31, 2003, 2004, and 2005.

We sold $27.4 million and $8.0 million, respectively, of notes receivable to SF-I and recognized pre-tax gains of $1.9 million and $669,000, respectively, during the years ended December 31, 2004 and 2005. In conjunction with these sales, we received cash consideration of $20.6 million and $6.0 million, respectively, for the years ended December 31, 2004 and 2005, which was primarily used to pay down borrowings under our revolving loan facilities. SF-I funded all of these purchases through advances under a credit agreement arranged for this purpose.

During the third quarter of 2005, we closed a term securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between Silverleaf, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of 5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. Simultaneous with the sale of the timeshare receivables to SF-III, SF-I was dissolved, and notes receivable net of allowance for uncollectible notes of $62.9 million and notes payable of $50.4 million were assumed from SF-I, along with other assets, liabilities, and equity of $12.5 million. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale.

At December 31, 2005, SF-III held notes receivable totaling $106.9 million, with related borrowings of $89.1 million. We are responsible for servicing the timeshare receivables pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible receivables held by the facility. Such fees were $1.1 million for the year ended December 31, 2005. We also serviced notes receivable sold to SF-I for a fee of 1% of eligible receivables held by SF-I. We received fees of $904,000, $684,000, and $355,000 for the years ended December 31, 2003, 2004, and 2005, respectively, for servicing those receivables. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

Except for the repurchase of timeshare receivables that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2005, we paid approximately $386,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. We had a similar arrangement in place with SF-I in regard to repurchasing the Vacation Intervals securing defaulted contracts. For the years ended December 31, 2004 and 2005, we paid approximately $2.5 million and $988,000, respectively, at public auction to repurchase defaulted Vacation Intervals from SF-I.

In the event cash flows from the notes receivable held by the special purpose entities are sufficient to pay all debt service obligations, fees, and expenses, we may receive distributions from the special purpose entities. For the years ended December 31, 2004 and 2005, we received $12.0 million and $4.3 million, respectively, in cash distributions from SF-I. We did not receive distributions from SF-III during 2005.

We consider accounts over 60 days past due to be delinquent. As of December 31, 2005, $337,000 of notes receivable, net of accounts charged off, were considered delinquent. An additional $32.6 million of notes, of which $28.3 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

The activity in gross notes receivable is as follows for the years ended December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005

Balance, beginning of period	$241,751	$248,972
Sales	116,573	130,965
Collections	(62,078)	(64,640)
Receivables charged off	(19,845)	(18,089)
Receivables received via dissolution of SF-I	—	73,687
Sold notes receivable	(27,429)	(140,844)
Balance, end of period	$248,972	$230,051

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2003, 2004, and 2005 (in thousands):
	December 31,
	2003	2004	2005

Balance, beginning of period	$28,547	$48,372	$52,506
Provision for credit losses	53,673	26,811	23,649
Receivables charged off	(27,342)	(19,845)	(18,089)
Allowance received via dissolution of SF-I	—	—	10,803
Allowance related to notes sold	(6,506)	(2,832)	(16,390)
Balance, end of period	$48,372	$52,506	$52,479

The provision for customer returns, which are cancellations of sales whereby the customer fails to make the first installment payment, are recorded as a charge to Vacation Interval sales. For the years ended December 31, 2003, 2004, and 2005, the provision for customer returns was $4.0 million, $4.1 million, and $2.6 million, respectively.

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

The result of these revisions to the estimate was a $28.7 million increase from the original estimate for the provision for uncollectible notes in the first quarter of 2003. A further result of the revision to the estimate is that the allowance for doubtful accounts was 20.0% of gross notes receivable as of December 31, 2003 compared to 10.9% at December 31, 2002. The allowance for doubtful accounts was 21.1% and 22.8% of gross notes receivable as of December 31, 2004 and 2005, respectively. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

5. INVENTORIES

Inventories consist of the following at December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Timeshare units	$50,169	$54,553
Amenities	38,467	41,867
Land	11,114	11,833
Recovery of canceled and traded intervals	9,553	9,174
Other	—	170
Total	$109,303	$117,597

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years. Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6. LAND, EQUIPMENT, BUILDINGS, AND UTILITIES

Land, equipment, buildings, and utilities consist of the following at December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Land	$2,276	$1,989
Vehicles and equipment	4,291	4,211
Utility plant, buildings, and facilities	15,902	—
Office equipment and furniture	28,739	28,992
Improvements	10,430	10,425
	61,638	45,617
Less accumulated depreciation	(37,263)	(35,176)
Land, equipment, buildings, and utilities, net	$24,375	$10,441

Depreciation and amortization expense for the years ended December 31, 2003, 2004, and 2005 was $3.8 million, $3.6 million, and $2.7 million, respectively.

7. INCOME TAXES

Income tax expense consists of the following components for the years ended December 31, 2003, 2004, and 2005 (in thousands):

	2003	2004	2005
Current income tax expense - Federal	$—	$—	$—
Current income tax expense - State	86	23	201
Deferred income tax expense - Federal	—	—	8,658
Deferred income tax expense - State	—	—	866
Total income tax expense	$86	$23	$9,725

A reconciliation of income tax expense on reported pre-tax income (loss) at statutory rates to actual income tax expense for the years ended December 31, 2003, 2004, and 2005 is as follows (in thousands):

	2003		2004		2005
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense (benefit) at statutory rates	$(4,842)	(35.0)%	$4,824	35.0%	$11,253	35.0%
State income taxes, net of Federal income tax benefit	(429)	(3.1)%	427	3.1%	1,125	3.5%
Deferred tax asset reserve	3,744	27.0%	(7,376)	(53.5)%	—	0.0%
Reconciliation to prior year tax return	811	5.9%	1,464	10.6%	—	0.0%
Permanent differences	—	—	—	—	(3,094)	(9.7)%
Other	802	5.8%	684	5.0%	441	1.4%
Total income tax expense	$86	0.6%	$23	0.2%	$9,725	30.2%

Deferred income tax assets and liabilities as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005
Deferred tax liabilities:
Depreciation	$4,872	$71
Installment sales income	80,383	79,524
Other	—	484
Total deferred tax liabilities	85,255	80,079

Deferred tax assets:
Net operating loss carryforward - pre exchange offer	49,097	22,257
Net operating loss carryforward - post exchange offer	34,116	46,419
Impairment of long-lived assets	4,698	—
AMT tax credit	—	2,918
Other	406	—
Total deferred tax assets	88,317	71,594

Net deferred tax (asset) liability	(3,062)	8,485

Deferred tax asset allowance	3,062	—

Net deferred tax (asset) liability	$—	$8,485

We report substantially all Vacation Interval sales, which we finance, on the installment method for federal income tax purposes. Under the installment method, we do not recognize income on sales of Vacation Intervals until we receive the down payment or installment payment on customer receivables. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2005.

We have been subject to Alternative Minimum Tax ("AMT") as a result of the deferred income that results from the installment sales treatment of Vacation Interval sales for regular tax purposes. The AMT liability creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period. We believe our AMT liability for 2005 is approximately $2.2 million, with the result that we will have total minimum tax credits of approximately $2.9 million as of December 31, 2005. We also anticipate that we will pay significant AMT in future years.

We applied for and received refunds of AMT of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of our 2000 AMT loss to 1999, 1998, and 1997. Due to AMT losses, including carryforwards, we did not have any AMT liability in 2001 and 2002. Therefore, our current minimum tax credits are not limited by the ownership change discussed below.

The federal net operating losses (“NOL”) expire between 2019 through 2021. Realization of the deferred tax assets arising from the NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to the restructuring in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, our NOL is subject to an annual limitation for the current and future taxable years. The annual limitation will be equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. We believe that approximately $57.8 million of our net operating loss carryforwards as of December 31, 2005, are subject to the Section 382 limitations.

The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2005 (in thousands):

Expiration Dates
2019	$18,647
2020	132,278
2021	27,455
$178,380

8. DEBT

Notes payable, capital lease obligations, and senior subordinated notes as of December 31, 2004 and 2005 are as follows (in thousands):

December 31,___
2004	2005

$55.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $44.6 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.3 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	$37,514	$—
$11.3 million term loan with an interest rate of 8%, due in March 2007	9,991	—
$55.1 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $44.1 million revolver with an interest rate of LIBOR plus 3% with a 6% floor, revolving through March 2006, and a $11.0 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	37,039	—
$11.0 million term loan with an interest rate of 8%, due in March 2007	9,852	—
$7.9 million loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (the loan agreement was limited to a $6.2 million revolver with an interest rate of Prime plus 3% with a 6% floor, revolving through March 2006, and a $1.7 million term loan with an interest rate of 8%; as of December 31, 2005 the loan agreement has been terminated)	5,250	—

December 31,___
2004	2005
$1.7 million term loan with an interest rate of 8%, due in March 2007	1,415	—
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0% (the loan agreement is currently limited to $60 million of availability)	—	53,661
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	50,299	37,224
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	—	20,839
$40.4 million loan agreement, which contains certain financial covenants, due March 2009, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note (as of December 31, 2005 the loan agreement has been terminated)	18,689	—
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.25%	—	28,800
$25 million revolving loan agreement, which contains certain financial covenants, revolving through May 2007, due May 2010, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.5%, with a 6.5% floor	—	—
$70 million loan agreement, capacity reduced by amounts outstanding under the $10 million inventory loan agreement and the $9 million supplemental revolving loan agreement, which contains certain financial covenants, due February 2006, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.65% with a 6.0% floor (as of December 31, 2005 the loan agreement has been terminated)	9,080	—
$9 million supplemental revolving loan agreement, which contains certain financial covenants, due March 2007, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 2.67% with a 6% floor (as of December 31, 2005 the loan agreement has been terminated)	5,735	—
$10 million revolving loan agreement, which contains certain financial covenants, revolving through March 2006, due March 2009, collateralized by either notes receivable or inventory, interest payable monthly, at an interest rate of the higher of Prime plus 2% or Federal Funds plus 4.75% with a 6.0% floor (as of December 31, 2005 the loan agreement has been terminated)	10,000	—
$10 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$6 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	6,000	—
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	—	3,335
$15 million inventory loan agreement, which contains certain financial covenants, revolving through and due April 2008, interest payable monthly, at an interest rate of Prime plus 3%	—	15,000
$15 million inventory loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2010, interest payable monthly, at an interest rate of Prime plus 2%	—	6,000
Various notes, due from March 2006 through December 2009, collateralized by various assets with interest rates ranging from 2.95% to 10.25%	7,122	2,282
Total notes payable	217,986	177,141
Capital lease obligations	324	128
Total notes payable and capital lease obligations	218,310	177,269

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	4,270	2,562
Total senior subordinated notes	34,883	33,175

Total	$253,193	$210,444

At December 31, 2005, LIBOR rates on our senior credit facilities were from 4.26% to 4.49%, and the Prime rate on these facilities was 7.00%.

Certain of the above debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the senior lenders to accelerate the maturity thereof.

Such credit facilities also contain operating covenants as of December 31, 2005, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, sales and marketing expenses as a percentage of sales below 55.0% for the latest rolling 12 months, maintain notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, maintain positive net income for each year end, and for any two consecutive fiscal quarters, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO score can be obtained; (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

As of December 31, 2002, we were in compliance with these operating covenants. However, due to the results of the quarter ended March 31, 2003, we were not in compliance with several of the financial covenants in place at that time. In November 2003, we entered into agreements with our three senior lenders whereby the covenant defaults were waived, and as a result, we were in compliance with these operating covenants as of December 31, 2003, and have been in compliance with all of our operating covenants since that time. However, such future results cannot be assured.

We recorded a gain on early extinguishment of debt of $6.4 million during 2003, of which $5.1 million resulted from the early extinguishment of $7.6 million of 10 ½% senior subordinated notes due 2008. An additional $1.3 million resulted from the early extinguishment of the remaining $8.8 million balance of our $60 million loan agreement in the first quarter of 2003, which would have been due in August 2003.

In December 2003, we closed a $66.4 million conduit term loan transaction through a wholly-owned financing subsidiary, Silverleaf Finance II, Inc. ("SF-II"). This conduit loan was arranged through one of our existing senior lenders. Under the terms of the conduit loan, we sold approximately $78.1 million of our Vacation Interval receivables to our subsidiary SF-II for an amount equal to the aggregate principal balances of the receivables. The purchase of these receivables was financed by the existing senior lender through a one-time advance to SF-II of $66.4 million, which is approximately 85% of the outstanding balance of the receivables SF-II purchased from us. All customer receivables that we transferred to SF-II have been pledged as security to the senior lender. The senior lender also received as additional collateral a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be demanded if SF-II defaults on its loan from the senior lender. There is no additional recourse to the Company other than SF-II and the demand note. Proceeds from the sale of the receivables to SF-II were used to pay down approximately $65.5 million of amounts outstanding under our senior revolving credit facilities. The senior lender's conduit loan to SF-II will mature in 2014 and bears interest at a fixed annual rate of 7.035%.

In June 2004 we completed an offer to exchange $24.7 million in principal amount of our 6% senior subordinated notes due 2007 for $24.7 million in principal amount of our 8% senior subordinated notes due 2010 and a cash payment of approximately $271,000, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.

During 2005, we entered into a $26.3 million amendment and expansion of our conduit term loan agreement with SF-II. Under the terms of the amendment, we sold approximately $31.0 million of notes receivable and received cash proceeds of approximately $26.3 million. The new conduit term loan with SF-II will mature in 2011 and bears interest at a fixed annual rate of 7.9%. We also entered into receivables and inventory loan agreements with three new senior lenders during 2005. These new loan agreements contain a cumulative borrowing capacity of $155 million, are due between April 2008 and December 2011, and bear interest at rates ranging from Prime plus 0.5% to Prime plus 3%. We also consolidated, amended, and restated the receivable facilities with another senior lender, and paid in full the $20.7 million of term loans and $6.0 million under one inventory loan we had outstanding with that same senior lender. We also paid in full the aggregate outstanding balance of $37.8 million we had outstanding under receivables and inventory loans with two other senior lenders.

Notes payable secured by customer notes receivable require that collections from customers be remitted to the senior lenders upon receipt. In addition, we are required to calculate the appropriate “Borrowing Base” for each note payable monthly. Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed. In preparing the monthly Borrowing Base reports for the senior lenders, we have classified certain notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. A significant portion of the potentially ineligible notes relates to cancelled notes from customers who have upgraded to a higher value product and notes that have been subject to payment concessions.

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, we consider the customer account to be current. Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2004 and 2005, a total of $38.7 million and $28.3 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2004 and 2005, approximately $83,000 and $125,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2005 (in thousands):

2006	$1,030
2007	10,238
2008	46,513
2009	267
2010	40,672
Thereafter	111,724
Total	$210,444

Total interest expense and lender fees for the years ended December 31, 2003, 2004, and 2005 was $16.6 million, $17.6 million, and $17.3 million, respectively. Interest of $279,000, $322,000, and $1.1 million was capitalized to inventory during the years ended December 31, 2003, 2004, and 2005, respectively.

As of December 31, 2005, eligible customer notes receivable with a face amount of $198.2 million and interval inventory of $34.3 million were pledged as collateral.

9. COMMITMENTS AND CONTINGENCIES

Holiday Hills Condominium Association, Inc. et al v. Silverleaf Resorts, Inc. et al, Circuit Court of Christian County, Missouri. The homeowners’ associations of five condominium projects that one of our former subsidiaries constructed in Missouri filed two separate actions against us in 1999 and 2000, respectively, alleging breach of warranty, construction defects and breach of management agreements. These two cases were consolidated. The plaintiffs filed an amended petition alleging actual damages in excess of $25,000 and punitive damages. We filed a counterclaim seeking contractual indemnification under the terms of management agreements with each of the plaintiffs. The parties mediated this matter in October 2005 and agreed upon the terms of a settlement. Pursuant to the terms of the settlement executed by the parties, we agreed to pay to the Holiday Hills Condominium Association $1.15 million, of which $1.1 million was paid by our insurers. The parties agreed to certain other terms, including our deeding of two non-timeshare condominium units to the plaintiffs, waiving amenities fees currently due and owing from the plaintiffs, and making repairs to a parking lot and other public areas of the condominium development. The settlement agreement further provided for each party to execute a general and mutual release of all claims and for the dismissal of the suit. The suit was dismissed in February 2006.

Ozark Mountain Condominium Association, Inc. et al v. Silverleaf Resorts, Inc., Circuit Court of Stone County, Missouri. The homeowners’ associations of three condominium projects that one of our former subsidiaries constructed in Missouri filed an action against us in 2000 alleging construction defects, misrepresentation, breach of fiduciary duty, negligence, and breach of management agreements and seeking damages and certain other equitable relief. A definitive settlement agreement concerning this matter was executed by all parties in October 2005. The settlement agreement provides that three of our insurance carriers pay plaintiffs $500,000. The terms of settlement limit our possible future contingent liability to a maximum of $200,000. In order for any further claims of this sort to be asserted against us by the plaintiffs, the settlement agreement requires that the plaintiffs must first exhaust all reasonable efforts to collect at least $200,000 from a third party insurance carrier and all amounts collected from the carrier would be a credit against our $200,000 maximum liability. Should the settlement not be fully implemented, we intend to continue to vigorously defend this litigation.

We are currently subject to other litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition.

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements. Some of the matters may involve claims, which, if granted, could be materially adverse to our financial condition.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or make other expenditures in amounts or a range of amounts that could be materially adverse to our business, results of operations, or financial condition.

We have entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2009. The total rental expense incurred during the years ended December 31, 2003, 2004, and 2005 was $2.4 million, $2.3 million, and $2.2 million, respectively. We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled contractual commitments as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Capital leases	$42	$38	$32	$25	$1	$—
Operating leases	2,138	2,008	1,558	1,083	321	—
Other purchase obligations:
Construction commitments	10,974	—	—	—	—	—
Employment agreements	1,318	—	—	—	—	—
Total	$14,472	$2,046	$1,590	$1,108	$322	$—

Capital leases include $10,000 of future interest, using an approximate interest rate of 8.1%, which is our weighted average cost of borrowing at December 31, 2005. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance sheet conduit financing subsidiary that is not included, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

Equipment acquired under capital leases consists of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005
Amount of equipment under capital leases	$5,447	$2,643
Less accumulated depreciation	(4,507)	(2,408)
	$940	$235

At December 31, 2005, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $230.1 million with an allowance for uncollectible notes of approximately $52.5 million.

Periodically, we enter into employment agreements with certain executive officers, which provide for minimum annual base salaries and other fringe benefits as determined by our Board of Directors. Certain of these agreements provide for bonuses based on our operating results. The agreements have varying terms of up to three years and typically can be terminated by either party upon 30 days notice, subject to severance provisions. Certain employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. These agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with us or disclose any of our confidential information.

10. EQUITY

Our stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to salaried key employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by our Board of Directors. We have reserved 3.8 million shares of common stock for issuance pursuant to our stock option plans.

Outstanding options have a graded vesting schedule, with equal installments of shares vesting up through three years from the original grant date. These options are exercisable at prices ranging from $0.29 to $25.50 per share and expire 10 years from the date of grant.

Stock option transactions during 2003, 2004, and 2005 are summarized as follows:

	2003		2004		2005
	Number of Shares	Weighted Average Exercise Price per Share	Number Of Shares	Weighted Average Exercise Price per Share	Number Of Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	1,402,000	$9.76	3,704,979	$3.64	3,651,647	$3.60
Granted	4,550,958	$0.32	—	$—	267,000	$1.62
Exercised	—	$—	(33,332)	$0.32	(634,066)	$0.32
Expired	(2,175,479)	$0.32	—	$—	—	$—
Forfeited	(72,500)	$13.24	(20,000)	$16.74	(146,924)	$1.33
Options outstanding, end of year	3,704,979	$3.64	3,651,647	$3.60	3,137,657	$4.20

Exercisable, end of year	990,250	$12.69	1,953,549	$6.45	2,356,105	$5.34

For stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$16.00 - $25.50	643,500	$16.71	2.5	643,500	$16.71
$7.31 - $7.31	148,500	7.31	4.0	148,500	7.31
$3.59 - $3.69	75,000	3.64	5.0	75,000	3.64
$1.62 - $1.62	267,000	1.62	10.0	—	—
$0.29 - $0.32	2,003,657	0.31	7.8	1,489,105	0.31
Total	3,137,657			2,356,105

We have adopted the disclosure-only provisions of Statement of Financial Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). We applied the accounting methods of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” ("APB No. 25"), and related Interpretations in accounting for our stock options. Accordingly, no compensation costs have been recognized for stock options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 2003, 2004, and 2005 consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would approximate the pro forma amounts indicated below (in thousands, except per share amounts):

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Net income (loss) — as reported	$(13,920)	$13,759	$23,167
Net income (loss) — pro forma	(14,388)	13,462	22,889

Net income (loss) per share — as reported: Basic	(0.38)	0.37	0.63
Net income (loss) per share — as reported: Diluted	(0.38)	0.35	0.59

Net income (loss) per share — pro forma: Basic	(0.39)	0.37	0.62
Net income (loss) per share — pro forma: Diluted	(0.39)	0.35	0.59

The fair value of the stock options granted during 2003 and 2005 were $0.29 and $1.59, respectively. There were no stock options granted during 2004. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 264.4% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

11. DISCONTINUED OPERATIONS

As of December 31, 2004, the water and utility property assets and liabilities have been designated as held for sale. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. The carrying amounts of the water and utility property assets and liabilities are summarized below (in thousands):

	December 31,
	2004	2005

Cash	$841	$—
Amount due from affiliates.	150	—
Land, equipment, buildings, and utilities, net	11,912	—
Prepaid and other assets	55	—
Total assets	$12,958	$—

Accounts payable	$70	$—
Total liabilities	$70	$—

On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for an aggregate sales price of $13.2 million, which resulted in a pretax gain of $879,000 during the third quarter of 2005, once all conditions of the sale were met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to our eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge our timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of our sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) within eighteen months of closing, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The condensed consolidated statements of operations of discontinued operations are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005

REVENUES:
Gain on sale of discontinued operations	$—	$—	$879
Other income	2,739	2,860	438
Total revenues	2,739	2,860	1,317

COSTS AND OPERATING EXPENSES:
Other expense	1,184	1,376	278
Depreciation and amortization	760	859	—
Interest expense	1	1	—
Total costs and operating expenses	1,945	2,236	278

Income from discontinued operations	794	624	1,039
Provision for income taxes	—	—	(298)
Net income from discontinued operations	$794	$624	$741

12. RELATED PARTY TRANSACTIONS

Each timeshare owners’ association has entered into a management agreement, which authorizes the Clubs to manage the resorts. The Clubs (except for the Club at Orlando Breeze) have in turn entered into management agreements with the Company, whereby we supervise the management and operations of the resorts. Pursuant to the management agreement with Silverleaf Club, we earn a maximum management fee equal to 15% of gross revenues of Silverleaf Club, but our right to receive such a fee on an annual basis is limited to the amount of Silverleaf Club's net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. The Silverleaf Club management agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. During the years ended December 31, 2003, 2004, and 2005, we recorded management fees of $1.5 million, $1.2 million, and $1.9 million, respectively, in management fee income.

Orlando Breeze has its own Club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. The management agreement with Orlando Breeze Resort Club provides for a maximum annual management fee equal to 15% of gross revenues of Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the amount of Orlando Breeze Resort Club’s net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation.

The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs. During the years ended December 31, 2003, 2004, and 2005, we incurred $247,000, $252,000, and $266,000, respectively, of expenses under these agreements. Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs. During the years ended December 31, 2003, 2004, and 2005, we charged the Clubs $3.3 million, $3.3 million, and $3.3 million, respectively, under these agreements.

The following schedule represents amounts due from and to affiliates at December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005

Timeshare owners associations and other, net	$153	$511
Amount due from Silverleaf Club	135	169
Total amounts due from affiliates	$288	$680

Amount due to special purpose entities	$929	$544
Total amounts due to affiliates	$929	$544

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby we guaranteed such debt with certain of our assets. Silverleaf Club’s related note payable balance of $161,000 was paid in full during November 2005.

At December 31, 2004 and 2005, the amount due to our special purpose entities primarily relates to upgrades of sold notes receivable. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

The William H. Francis Trust (the "Trust"), a trust for which one of our directors serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995, between the Trust and a subsidiary of the Company, which was dissolved after its assets and liabilities, including the Net Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, the affiliate agreed to provide consulting services to us. During 2000, the affiliate was paid $49,637 under this agreement. During 2001, we sold additional parcels of this land and accrued a liability of $10,614 to the affiliate, which was paid in the first quarter of 2003. As of December 31, 2005, we own approximately 11 acres of land that is subject to this net profits interest.

Prior to 2003, we held ownership interests and other rights in several tracts of mostly flood plain land, which were unsuitable for residential or commercial development (“flood plain land”). These tracts are adjacent to our Holly Lake Ranch resort in Texas. In 1997, we entered into a ten-year hunting lease with Mr. Mead, who is a principal shareholder, officer and director of the Company. The hunting lease granted Mr. Mead the exclusive right to use for hunting purposes certain parts of the flood plain land for an annual payment equal to the property taxes attributable to the land. The lease also provided for up to four additional ten-year extensions of its term. The flood plain land is also partially encumbered by recreational use agreements in favor of certain surrounding homeowners and agreements with an unrelated third party governmental entity, the Sabine River Authority ("SRA"). We do not possess any of the mineral rights associated with this land. As a 2003 bonus to Mr. Mead, the Compensation Committee approved assigning to him the approximately 449 acres of this flood plain land actually owned by the Company. We also agreed to quitclaim to Mr. Mead all of our rights, including reversionary rights from the SRA, in two other tracts of flood plain land of approximately 619 and 466 acres each, which are owned by the SRA but currently held by the Company and a homeowner's association under a long term ground lease. If the SRA ever abandons its plans to create a reservoir involving these two tracts or fails to pay a prior owner for the tracts by December 31, 2009, title to these tracts will revert to Mr. Mead as a result of our quitclaim to him. The Compensation Committee determined that the aggregate market value at December 31, 2003 of our ownership interests and other rights in these three tracts of flood plain land was approximately $73,000. This determination of market value was based upon an independent appraisal from an independent appraisal firm retained by the Compensation Committee. Our basis in these three tracts of flood plain land was zero, and it had an offsetting gain of approximately $73,000 in adjusting it to fair value at December 31, 2003. Subsequently, in February 2005 the Board of Directors (with Mr. Mead abstaining) approved a correction of the 2003 bonus transaction to make a county road the dividing line between the properties. This involved a conveyance of approximately 25 acres back to us, the conveyance of approximately 42 acres to Mr. Mead, and a cash payment by Mr. Mead for the 17 acre difference based on market value, as previously determined by the independent appraiser retained by the Compensation Committee.

During 2004, we retained the services of Francis Enterprises, Inc., a government affairs consulting firm owned by Mr. Francis, to advise the Company with respect to certain regulatory actions taken by the Federal Trade Commission and the Federal Communications Commission in implementing the national do-not-call list. We paid Mr. Francis' firm $75,000 during 2004 for such services. No payments were made to Francis Enterprises, Inc. during 2005.

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

We had senior subordinated notes of $34.9 million and $33.2 million as of December 31, 2004 and 2005, respectively. The estimated fair value of these senior subordinated notes at December 31, 2004 and 2005 was approximately $21.9 million and $20.8 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

14. SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-I, SF-II, and SF-III have guaranteed the $33.2 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the years ended December 31, 2003, 2004, and 2005. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2004 and 2005, is as follows (in thousands):

	December 31,
	2004	2005

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

15. 401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis. We incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2003, 2004, and 2005.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2004 and 2005 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2005	$42,080	$49,355	$62,305	$48,168
2004	$42,477	$48,172	$47,771	$45,257
Total costs and operating expenses
2005	$39,088	$42,839	$44,749	$43,082
2004	$40,265	$45,255	$43,953	$41,046
Net income from continuing operations
2005	$2,394	$4,231	$12,250	$3,550
2004	$2,215	$2,892	$3,818	$4,211
Income from discontinued operations
2005	$128	$—	$613	$—
2004	$129	$160	$214	$121
Net income
2005	$2,522	$4,231	$12,863	$3,550
2004	$2,344	$3,052	$4,032	$4,332
Net income per common share from continuing operations: basic
2005	$0.07	$0.11	$0.33	$0.10
2004	$0.06	$0.07	$0.10	$0.12
Income per common share from discontinued operations: basic
2005	$0.00	$0.00	$0.02	$0.00
2004	$0.00	$0.01	$0.01	$0.00
Net income per common share: basic
2005	$0.07	$0.11	$0.35	$0.10
2004	$0.06	$0.08	$0.11	$0.12
Net income per common share from continuing operations: diluted
2005	$0.06	$0.11	$0.31	$0.09
2004	$0.06	$0.07	$0.09	$0.11
Net income per common share from discontinued operations: diluted
2005	$0.00	$0.00	$0.02	$0.00
2004	$0.00	$0.01	$0.01	$0.00
Net income per common share: diluted
2005	$0.06	$0.11	$0.33	$0.09
2004	$0.06	$0.08	$0.10	$0.11

Net income increased to $12.9 million during the third quarter of 2005 versus $4.0 million for the same period of 2004, primarily due to a $5.8 million increase in gain on sales of notes receivable in regard to our transaction with SF-III during the third quarter of 2005, and to a lesser extent, a $3.7 million increase in other income due to a $3.6 million gain on the sale of land during the third quarter of 2005.

17. SUBSEQUENT EVENTS

In January 2006, we purchased approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Orlando, Florida for a purchase price of $4.0 million. Extensive planning and pre-development work must be completed before we can begin developing the property. In addition, development of the property is subject to state and local governmental approvals necessary for timeshare operations.

In January 2006, we sold approximately 4 acres of land in Mississippi for approximately $733,000, which resulted in a pretax gain of approximately $400,000.

In March 2006, we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC ("SF-IV"), a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note ("VFN") to UBS Real Estate Securities Inc. (“UBS”). The VFN bears interest on advances by UBS to SF-IV at an initial rate equal to LIBOR plus 1.5%. The VFN is secured by customer notes receivable we sold to SF-IV, and will mature in March 2010. Proceeds from the sale of customer notes receivable to SF-IV were used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will continue to service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.