Form 10-Q
period 2006-03-31
SILVERLEAF RESORTS INC
filed 2006-05-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of May 10, 2006: 37,494,304

Explanatory Note

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under Items 1 and 2. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are discussed under the heading “Risk Factors” beginning on page 22 of our annual report on Form 10-K for the year ended December 31, 2005. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Statements of Operations for the three
	months ended March 31, 2006 and 2005	3

	Condensed Consolidated Balance Sheets as of March 31, 2006
	and December 31, 2005	4

	Condensed Consolidated Statement of Shareholders' Equity for
	the three months ended March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the
	three months ended March 31, 2006 and 2005	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	27

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Vacation Interval sales	$41,467	$30,137
Estimated uncollectible revenue	(7,186)	-
Sampler sales	-	641
Net sales	34,281	30,778

Interest income	10,095	9,757
Management fee income	465	450
Gain on sale of notes receivable	-	669
Other income	831	426
Total revenues	45,672	42,080

Costs and Operating Expenses:
Cost of Vacation Interval sales	4,181	4,718
Sales and marketing	19,232	17,184
Provision for uncollectible notes	-	5,275
Operating, general and administrative	7,189	6,728
Depreciation and amortization	539	798
Interest expense and lender fees	4,425	4,385
Total costs and operating expenses	35,566	39,088

Income before provision for income taxes
and discontinued operations	10,106	2,992
Provision for income taxes	(3,891)	(598)
Income from continuing operations	6,215	2,394

Discontinued Operations
Income from discontinued operations (net of taxes)	-	128

Net income	$6,215	$2,522

Basic income per share:
Income from continuing operations	$0.17	$0.07
Income from discontinued operations	$-	$-
Net income	$0.17	$0.07

Diluted income per share:
Income from continuing operations	$0.16	$0.06
Income from discontinued operations	$-	$-
Net income	$0.16	$0.06

Weighted average basic common shares outstanding	37,494,304	36,861,169

Weighted average diluted common shares outstanding	38,615,036	38,943,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2006	2005
	(Unaudited)
Cash and cash equivalents	$7,942	$10,990
Restricted cash	7,955	4,893
Notes receivable, net of allowance for uncollectible notes of
$64,837 and $52,479, respectively	182,756	177,572
Accrued interest receivable	2,347	2,243
Investment in special purpose entity	22,245	22,802
Amounts due from affiliates	937	680
Inventories	138,912	117,597
Land, equipment, and leasehold improvements, net	10,192	10,441
Land held for sale	203	495
Prepaid and other assets	16,318	14,083

TOTAL ASSETS	$389,807	$361,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$8,554	$9,556
Accrued interest payable	1,655	1,354
Amounts due to affiliates	1,095	544
Unearned Vacation Interval sales	76	-
Unearned samplers	5,267	5,310
Taxes payable	2,571	1,268
Deferred taxes payable, net	12,152	8,485
Notes payable and capital lease obligations	194,131	177,269
Senior subordinated notes	33,175	33,175

Total Liabilities	258,676	236,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
37,494,304 shares issued and outstanding at March 31, 2006, and
at December 31, 2005	375	375
Additional paid-in capital	112,288	112,207
Retained earnings	18,468	12,253

Total Shareholders' Equity	131,131	124,835

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$389,807	$361,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2006	37,494,304	$375	$112,207	$12,253	$124,835

Stock-based compensation			81		81
Net income	-	-	-	6,215	6,215

March 31, 2006	37,494,304	$375	$112,288	$18,468	$131,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(Revised-see Note 2)
OPERATING ACTIVITIES:
Net income	$6,215	$2,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	-	(128)
Provision for uncollectible notes	7,186	5,275
Depreciation and amortization	539	798
Gain on sale of notes receivable	-	(669)
Gain on sale of land held for sale	(499)	-
Proceeds from sale of notes receivable	-	6,021
Stock-based compensation	81	-
Cash effect from changes in operating assets and liabilities:
Restricted cash	(654)	(1)
Notes receivable	(24,156)	(8,216)
Accrued interest receivable	(104)	77
Investment in special purpose entity	557	1,471
Amounts due from/to affiliates	294	616
Inventories	(9,529)	(3,283)
Prepaid and other assets	(2,235)	2,165
Accounts payable and accrued expenses	(1,002)	956
Accrued interest payable	301	27
Unearned Vacation Interval sales	76	96
Unearned samplers	(43)	128
Income taxes payable	4,970	-
Net cash (used in) provided by operating activities	(18,003)	7,855

INVESTING ACTIVITIES:
Purchases of land, equipment, and leasehold improvements	(290)	(172)
Proceeds from sale of discontinued operations	-	13,101
Proceeds from sale of land held for sale	791	-
Net cash provided by investing activities	501	12,929

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	66,095	41,855
Payments on borrowings to unaffiliated entities	(49,233)	(64,773)
Restricted cash for repayment of debt	(2,408)	(448)
Proceeds from exercise of stock options	-	6
Net cash provided by (used in) financing activities	14,454	(23,360)

Net change in cash and cash equivalents	(3,048)	(2,576)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,990	10,935

End of period	$7,942	$8,359

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$3,485	$3,615
Income taxes paid	$1,500	$350
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	$-	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K, with the exception of SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) noted below.

Note 2 - Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, the accompanying condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly our financial condition, our results of operations and changes in our cash flows.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., our wholly-owned qualified special purpose entity dissolved during the third quarter of 2005 (“SF-I”), and Silverleaf Finance III, Inc., a wholly-owned off-balance sheet qualified special purpose finance subsidiary, formed during the third quarter of 2005 (“SF-III”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Adoption of SFAS No. 152 — SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. Accordingly, we adopted SFAS No. 152 effective January 1, 2006. SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 provides guidance on evaluating revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement or reclassification of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

Specifically, SFAS No. 152 requires the following changes to our accounting for time-sharing transactions:

•
The relative sales value method of recording Vacation Interval cost of sales has been amended to include estimated future defaults of uncollectible sales and the subsequent resale of the recovered Vacation Intervals reacquired on future cancelled sales in our total estimate of revenues we expect to earn on a project.

•
The estimated uncollectible revenue on Vacation Interval sales exclude an estimate for the value of inventory recoveries. Prior to SFAS No. 152 we included a reduction to our provision for uncollectible notes for our estimate of inventory recoveries.

•
The estimated uncollectible revenue (i.e. provision for uncollectible notes) is recorded as a reduction to Vacation Interval sales rather than as an expense, as it was previously recorded prior to SFAS No. 152.

•
Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler revenues and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the quarter ended March 31, 2006, the entire sampler revenue balance was recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler revenue. Prior to SFAS No. 152, sampler revenue was reported separately as revenue.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and future costs expected to be incurred. The remaining amount is deferred and recognized as the remaining costs are incurred. The deferral of sales and costs related to the percentage-of-completion method is not significant.

Both of the above methods employ the relative sales value method in accounting for costs of sales and inventory, which are applied to each phase separately. Generally, we consider each building a separate phase. Pursuant to the provisions of SFAS No. 152, in determining relative sales value an estimate of uncollectibility is used to reduce the estimate of total Vacation Interval revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit, and are included in total estimated costs.

The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. On at least a quarterly basis, we recalculate the estimated cost of sales percentage, using the new estimate of total estimated phase revenue and total estimated phase costs, both actual and expected in the future. The effects of changes in estimates are accounted for in the period in which they first become known on a retrospective basis using a current period adjustment.

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

In addition to sales of Vacation Intervals to new prospective owners, we sell additional and upgraded Vacation Intervals to existing Silverleaf Owners. Revenues are recognized on an additional Vacation Interval sale, which is a new interval sale that is treated as a separate transaction from the original Vacation Interval for accounting purposes, when the buyer makes a down payment of at least 10%, excluding any equity from the original Vacation Interval purchased. Revenues are recognized on an upgrade Vacation Interval sale, which is a modification and continuation of the original sale, by including the buyer’s equity from the original Vacation Interval towards the down payment of at least 10%. The additional accrual method criteria described above must also be satisfied for revenue recognition of additional and upgraded Vacation Intervals. The revenue recognized on upgrade Vacation Interval sales is the net of the incremental increase in the upgrade sales price and cost of sales is the incremental increase in the cost of the Vacation Interval purchased.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We receive fees for management services provided to each timeshare resort’s owners’ association (a “Club”). These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

Services and other income are recognized on an accrual basis in the period service is provided.

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

Investment in Special Purpose Entities — We were party to a $75 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, an off-balance-sheet qualified special purpose entity through July 2005. Sales of notes receivable from the Company to SF-I that met certain underwriting criteria occurred on a periodic basis. SF-I funded these purchases through advances under a credit agreement arranged for this purpose.

We closed a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement during the third quarter of 2005. The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by the Company pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and will receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate our investment in special purpose entities in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-I: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 8.81% to 11.38%; discount rate - 15% to 19.5%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

Allowance for Uncollectible Notes — Beginning January 1, 2006, estimated uncollectible revenue, which is an offset to Vacation Interval sales, is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. Prior to the adoption of SFAS No. 152, this line item was recorded as an expense: provision for uncollectible notes. The allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors.

Credit losses take three forms. The first is the full cancellation of the note, whereby the customer is relieved of the obligation and we recover the underlying inventory. The second form is a deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. The third form is the note receivable reduction that occurs when a customer trades a higher value product for a lower value product. In estimating the allowance, we project future cancellations and credit losses for each sales year by using historical cancellations experience.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse to the Company on sales of customer notes receivable is governed by the agreements between the purchasers and the Company.

Inventories — Inventories are stated at the lower of cost or fair value less cost to sale. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future inventory recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At March 31, 2006, the estimated cost not yet incurred which are expected to complete improvements and planned amenities was $14.3 million. We allocate the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

The relative sales value method of recording Vacation Interval cost of sales has been amended by SFAS No. 152 beginning January 1, 2006 to include estimated future defaults of uncollectible sales and the subsequent resale of the recovered Vacation Intervals reacquired on future cancelled sales in our total estimate of revenues we expect to earn on a project. We periodically review the carrying value of our inventory on an individual project basis for impairment, to ensure that the carrying value does not exceed market value.

Land, Equipment, and Leasehold Improvements — Land, equipment (including equipment under capital lease), and leasehold improvements are stated at cost. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Prepaid and Other Assets— Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, deferred commissions, novelty inventories, deposits, collected cash in senior lender lock boxes which has not yet been applied to the loan balances by the senior lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt.

Income Taxes— Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded. Our federal tax return includes all items of income, gain, loss, expense and credit of SF-III, since it is a disregarded entity for federal income tax purposes. We have a tax sharing agreement with SF-III.

Derivative Financial Instruments — We follow Statement of Financial Accounting Standard No. 133, as amended, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

We have engaged in two separate interest rate hedging transactions, or derivatives, to hedge against fluctuations in interest rates. As of March 31, 2006, we had hedging contracts in notional amounts of $101.0 million, which expire between September 2011 and March 2015. The hedge transactions are reflected at fair value on our balance sheet.

Earnings Per Share— Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of common shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of the stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of the stock options.

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised SFAS No. 123R, effective for the next fiscal year beginning after June 15, 2005. Accordingly, we adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, we will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. Instead, we will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Furthermore, compensation cost will be recognized for any stock option grants issued, modified, repurchased, or canceled after December 31, 2005.

The following table illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our stock option grants for the three month period ended March 31, 2005, prior to the adoption of SFAS No. 123R (in thousands, except per share amounts):

Net income, as reported	$2,522
Add: Stock-based compensation expense included in net income	—
Deduct: Stock-based compensation expense computed under the fair value method	(64)
Pro forma net income	$2,458

Net income per share, basic
As reported	$0.07
Pro forma	$0.07
Net income per share, diluted
As reported	$0.06
Pro forma	$0.06

There were no stock options granted during the first quarters of 2005 or 2006.

Use of Estimates— The preparation of the condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, valuation of SF-III, and the future sales plan and estimated recoveries used to allocate certain costs to inventories and cost of sales.

Revised Statements of Cash Flows Presentation — In previously issued Statements of Cash Flows, we reported the operating and investing activities of our discontinued operations on a combined basis as a single amount. In 2006, we separately disclosed those activities within the Company’s other operating and investing activities. There were no activities from discontinued operations during 2006, however during 2005 we previously disclosed a net use of cash for operating activities of $841,000 pertaining to discontinued operations, all of which took place in the first quarter of 2005. We have revised the 2005 Statement of Cash Flow to reflect $781,000 of cash used in operating activities and $60,000 of cash used in investing activities pertaining to discontinued operations, within the Company’s other operating and investing activities.

In addition, our 2004 and 2003 Statements of Cash Flows presentation will be revised in future annual reports on Form 10-K as follows to reflect this revision (in thousands):

	Cash Provided By Operating Activities	Cash Provided by (Used in) Investing Activities

2004, as previously reported	$5,748	$(570)
2004, revised	$6,901	$(1,334)

2003, as previously reported	$22,419	$4,428
2003, revised	$23,953	$2,982

Other Recent Accounting Pronouncements —

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

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The statement is effective as of the beginning of any fiscal year beginning after September 15, 2006, with early adoption permitted as of January 1, 2006. We are still evaluating the impact the adoption of SFAS No. 156 will have on our consolidated financial position and results of operations.

Note 3 - Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares outstanding - basic	37,494,304	36,861,169
Issuance of shares from stock options exercisable	2,270,657	2,718,909
Repurchase of shares from stock options proceeds	(1,149,925)	(637,062)
Weighted average shares outstanding - diluted	38,615,036	38,943,016

Outstanding stock options totaling approximately 867,000 and 871,500 were not dilutive at March 31, 2006 and 2005, respectively, because the exercise price for such options substantially exceeded the market price for our shares.

Note 4 - Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2006 was approximately 15.4%, with individual rates ranging from 0% to 17.5%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.3 million and $1.9 million at March 31, 2006 and 2005, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of March 31, 2006, $625,000 of notes receivable, net of accounts charged off, were considered delinquent. An additional $31.0 million of notes, of which $27.5 million is pledged to senior lenders, would have been considered to be delinquent and therefore ineligible to be used for collateral purposes had we not granted payment concessions to our customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Notes receivable are scheduled to mature as follows at March 31, 2006 (in thousands):

For the 12-Month Period Ending March 31,
2007	$32,239
2008	31,908
2009	33,016
2010	32,589
2011	31,762
Thereafter	86,111
247,625
Less discounts on notes	(32)
Less allowance for uncollectible notes	(64,837)
Notes receivable, net	$182,756

The activity in gross notes receivable is as follows for the three-month period ended March 31, 2006 and 2005 (in thousands):

	March 31,
	2006	2005

Balance, beginning of period	$230,051	$248,972
Sales	40,238	25,995
Collections	(16,082)	(16,151)
Receivables charged off	(8,859)	(4,111)
Sold or repurchased notes receivable	2,245	(8,018)
Balance, end of period	$247,593	$246,687

Prior to the adoption of SFAS No. 152 we provided for estimated Vacation Interval defaults at the time the Vacation Interval revenue was recorded by a charge to the provision for uncollectible notes and an increase to the allowance for uncollectible notes. The provision was calculated as the estimated future losses for newly originated Vacation Intervals offset by estimated future recoveries of inventory. Beginning January 1, 2006 with the adoption of SFAS No. 152, we now record estimated uncollectible revenue as a reduction to Vacation Interval sales. The estimated uncollectible revenue is calculated as gross losses for newly originated Vacation Intervals and does not include an offset for inventory recoveries, which is now a component of the relative sales value method.

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31
	2006	2005

Balance, beginning of period	$52,479	$52,506
Reclassification of estimated inventory recoveries on future charge offs	11,786	—
Estimated uncollectible revenue	7,186	—
Provision for credit losses	—	5,275
Receivables charged off	(8,859)	(4,111)
Allowance related to notes sold or repurchased	2,245	(929)
Balance, end of period	$64,837	$52,741

During the first quarter of 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. SF-I funded these purchases through advances under a credit agreement arranged for this purpose. In conjunction with these sales, we received cash consideration of $6.0 million, which was primarily used to pay down borrowings under our revolving loan facilities.

Note 5 - Debt

Notes payable, capital lease obligations, and senior subordinated notes as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31,	December 31,
	2006	2005
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0% (the loan agreement is currently limited to $60 million of availability)	$44,438	$53,661
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	34,904	37,224
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	19,548	20,839
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of LIBOR plus 4.25%	11,025	28,800
$50 million revolving loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 0.5%, with a 6% floor	7,249	—
$100.0 million revolving credit facility, backed by a $100.0 million variable funding note bearing interest at a rate of LIBOR plus 1.5%, revolving through and due March 2010, principal and interest payable from the proceeds obtained on customer notes receivable sold as collateral for the variable funding note	38,095	—
$25 million revolving loan agreement, which contains certain financial covenants, revolving through May 2007, due May 2010, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.5%, with a 6.5% floor	—	—
$10 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$6 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	—	—
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	2,780	3,335
$15 million inventory loan agreement, which contains certain financial covenants, revolving through and due April 2008, interest payable monthly, at an interest rate of Prime plus 3%	15,000	15,000
$15 million inventory loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2010, interest payable monthly, at an interest rate of Prime plus 2%	5,984	6,000
Various notes, due from March 2006 through December 2009, collateralized by various assets with interest rates ranging from 2.95% to 10.25%	4,990	2,282
Total notes payable	194,013	177,141
Capital lease obligations	118	128
Total notes payable and capital lease obligations	194,131	177,269

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,562	2,562
Total senior subordinated notes	33,175	33,175

Total	$227,306	$210,444

At March 31, 2006, LIBOR rates on our senior credit facilities were from 4.69% to 4.90%, and the Prime rate was 7.75%. At December 31, 2005, LIBOR rates on our senior credit facilities were from 4.26% to 4.49%, and the Prime rate on these facilities was 7.00%.

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

To partially offset an increase in interest rates, we have engaged in two separate interest rate hedging transactions, or derivatives, related to our conduit loan with SF-II and our VFN with SF-IV, for a combined notional amount of $101.0 million on March 31, 2006. These hedging contracts expire between September 2011 and March 2015. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $78.2 million at March 31, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%.

Note 6 - Subsidiary Guarantees

All subsidiaries of the Company, except Silverleaf Finance II, Inc., a Delaware corporation, (“SF-II”), SF-III, and SF-IV have guaranteed the $33.2 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the three months ended March 31, 2006 and 2005. Combined summarized balance sheet information as of March 31, 2006 and December 31, 2005 for the Guarantor Subsidiaries is as follows (in thousands):

	March 31, 2006	December 31, 2005

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity
and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

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

On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for an aggregate sales price of $13.1 million, which resulted in a pretax gain of $879,000 during the third quarter of 2005, once all conditions of the sale were met. The purchasers of the utilities are Algonquin Water Resources, of Texas, LLC, a Texas limited liability company; Algonquin Water Resources of Missouri, LLC, a Missouri limited liability company; Algonquin Water Resources of Illinois, LLC, an Illinois limited liability company; Algonquin Water Resources of America, Inc., a Delaware corporation; and Algonquin Power Income Fund, an open-ended investment trust established under the laws of Ontario, Canada (collectively, the “Purchasers”). Certain of the Purchasers have entered into a services agreement to provide uninterrupted water supply and waste water treatment services to our eight timeshare resorts to which the transferred utility assets relate. The Purchasers will charge our timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the Purchasers will charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality. The proceeds of our sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

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

The income from discontinued operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
REVENUE:
Other income	$—	$438

COSTS AND OPERATING EXPENSES:
Other expense	—	278
Depreciation and amortization	—	—
Total costs and operating expenses	—	278

Income from discontinued operations before provision for income taxes	—	160
Provision for income taxes	—	(32)
Income from discontinued operations	$—	$128

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

Note 9 - Subsequent Events

In April 2006, we announced the acquisition of Pinnacle Lodge, a 64-room hotel located in the Winter Park area of Colorado for approximately $3.6 million. The property will continue to be operated as a hotel as well as a destination for our current members while we assess the possibility of other acquisitions in Winter Park.

In April 2006, we entered into amendments to our inventory and receivables loan agreements with CapitalSource Finance, LLC. The inventory loan was amended to increase the availability from $15 million to $30 million, to modify the interest rate from prime rate plus 3% to prime rate plus 1.5%, and to extend the maturity date from April 2008 to April 2011. Additionally, the inventory loan was amended to allow up to $15 million of funds under this line of credit to be used to finance certain acquisitions of property. The receivables loan was also amended to adjust the interest rate from LIBOR plus 4.25% to prime rate plus 0.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company’s Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, we own and operate 13 resorts in various stages of development. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 95,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

As required, we adopted SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported first quarter 2006 net income, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended
	March 31,
	2006	2005
As a percentage of total revenues:
Vacation Interval sales	90.8%	71.6%
Estimated uncollectible revenue	-15.7%	0.0%
Sampler sales	0.0%	1.5%
Total sales	75.1%	73.1%

Interest income	22.1%	23.2%
Management fee income	1.0%	1.1%
Gain on sale of notes receivable	0.0%	1.6%
Other income	1.8%	1.0%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.1%	15.7%
Sales and marketing	46.4%	57.0%
Provision for uncollectible notes	0.0%	17.5%

As a percentage of total revenues:
Operating, general and administrative	15.7%	16.0%
Depreciation and amortization	1.2%	1.9%

As a percentage of interest income:
Interest expense and lender fees	43.8%	44.9%

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues

Revenues for the quarter ended March 31, 2006 were $45.7 million, representing a $3.6 million increase from revenues of $42.1 million for the quarter ended March 31, 2005. Total revenue in the first quarter of 2006 is decreased by estimated uncollectible revenue of $7.2 million in accordance with SFAS No. 152, representing estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $768,000 of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the quarter ended March 31, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 27.4% to $53.6 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	2006			2005
	$ Sales	Units	Average Price	$ Sales	Units	Average Price
Interval Sales to New Customers	$19,994	1,655	$12,081	$15,009	1,280	$11,726
Upgrade Interval Sales to Existing Customers	12,705	1,421	8,941	4,959	650	7,629
Additional Interval Sales to Existing Customers	8,768	940	9,327	10,169	1,193	8,524
Total	$41,467			$30,137

Overall, Vacation Interval sales increased $11.3 million during the first quarter of 2006 versus the first quarter of 2005, due to increased interval sales to both new and existing customers, primarily due to increased demand from our existing owners for upgraded intervals, and lower rescission rates. The number of interval sales to new customers increased 29.3% and average prices increased 3.0%, resulting in a 33.2% net increase in sales to new customers in the first quarter of 2006 versus the same period of 2005. The number of interval sales to existing customers increased 28.1% and average prices increased 10.8%, resulting in a 41.9% net increase in sales to existing customers during the first quarter of 2006 versus the same period of 2005.

Our focus will continue to be on sales to existing customers while providing new vacation experiences, such as the indoor water park we plan to build at The Villages Resort in East Texas and the recent acquisition of The Pinnacle Lodge in Winter Park, CO. In addition, new sales initiatives, such as the Silverleaf Vacation Stores in the Dallas and Chicago markets as well as targeted acquisitions, will help us to continue to grow sales to new customers.

Estimated uncollectible revenue was $7.2 million for the first quarter of 2006 versus $0 reported on this line for the same period of 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the consolidated statement of operations until our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales in the first quarter of 2006 were reported as $0 compared to $641,000 for the first quarter of 2005. Beginning in 2006, per SFAS No. 152, sampler revenues and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the quarter ended March 31, 2006, the entire sampler revenue balance of $768,000 was recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler revenue.

Interest income increased $338,000, or 3.5%, to $10.1 million during the first quarter of 2006 from $9.8 million during the same period of 2005. The increase primarily resulted from the average yield on our outstanding notes receivable increasing to 15.4% at March 31, 2006 from 15.2% at March 31, 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained fairly constant at $465,000 during the first quarter of 2006 versus $450,000 during the same period of 2005.

Gain on sales of notes receivable was $669,000 for the first quarter of 2005, resulting from the sale of $8.0 million of notes receivable to SF-I. There was no gain on sales of notes receivable during the first quarter of 2006.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income increased to $831,000 for the first quarter of 2006 versus $426,000 for the same period of 2005 due to the sale of two parcels of Mississippi land during the first quarter of 2006 for approximately $898,000, which resulted in pretax gains of approximately $499,000.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 10.1% during the first quarter of 2006 versus 15.7% reported for the same period of 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units.

For comparability, assuming SFAS No. 152 had been in place during 2005, cost of sales as a percentage of Vacation Interval sales during 2005 would have been 11.4%. The decrease in cost of sales as a percentage of Vacation Interval sales during 2006 versus adjusted 2005 is primarily due to higher average sales prices, and to a lesser extent, a larger percentage of sales being made at phases having lower amenity and land cost of sales percentages.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales decreased to 46.4% for the quarter ended March 31, 2006, from 57.0% for the same period of 2005. The decreased percentage is primarily the result of increased marketing expenses during the first quarter of 2005 related to more expensive direct mail marketing programs that we established for sales to new customers. Another factor in the decreased percentage is the result of our marketing strategy to improve the sales margin and increase the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense and have the added benefit of lower rescission rates. For the quarter ended March 31, 2006, sales to existing customers increased to 51.8% of Vacation Interval sales, up from 50.2% during the first quarter of 2005. Lastly, in accordance with SFAS No. 152 and as discussed in sampler sales above, $768,000 of sampler revenues were recorded as a reduction to sales and marketing expense since the incremental costs of our sampler sales exceeded incremental sampler revenue.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the first quarter of 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% during the first quarter of 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% during the first quarter of 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing procedures. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during the first quarter of 2006, which compares favorably to 17.5% during the first quarter of 2005.

The net percentage improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained fairly constant at 15.7% for the first quarter of 2006 versus 16.0% for the same period of 2005. Excluding the impact of SFAS No. 152 on our revenues during the first quarter of 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 13.4% during the first quarter of 2006. Overall, operating, general and administrative expense increased by $461,000 for the first quarter of 2006, as compared to the same period of 2005, primarily due to increased salaries and recording fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.2% for the quarter ended March 31, 2006 versus 1.9% for the same quarter of 2005. Overall, depreciation and amortization expense decreased $259,000 for the first quarter of 2006 versus the same period of 2005 due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 43.8% for the first quarter of 2006, compared to 44.9% for the same period of 2005. This decrease is primarily the result of the increased interest income during the first quarter of 2006 versus the same period of 2005, partially offset by an increase in our weighted average cost of borrowings from 6.9% at March 31, 2005 to 8.0% at March 31, 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $10.1 million for the quarter ended March 31, 2006, as compared to $3.0 million for the quarter ended March 31, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for the first quarter of 2006 as compared to 20.0% for the first quarter of 2005. The higher effective income tax rate during the first quarter of 2006 was the result of utilizing enough of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position at year-end.

Income from Continuing Operations

Income from continuing operations increased to $6.2 million for the quarter ended March 31, 2006, as compared to $2.4 million for the quarter ended March 31, 2005, as a result of the above-mentioned operating results.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes, was $0 for the first quarter of 2006 compared to $128,000 for the first quarter of 2005. We sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts during the first quarter of 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income

Net income increased to $6.2 million for the quarter ended March 31, 2006, as compared to $2.5 million for the quarter ended March 31, 2005, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, and golf course and pro shop income. We typically receive a 10% down payment on sales of Vacation Intervals and finance the remainder by receipt of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2006, our operating activities used $18.0 million of cash compared to providing $7.9 million of cash during the same period of 2005. The increase in cash used in operating activities was primarily the result of the increase in gross customer notes receivable during the quarter ended March 31, 2006 versus the same period of 2005, an increase in cash used on inventories during the first quarter of 2006 versus the same period of 2005, largely due to the acquisition of approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Florida for $4.0 million, and no proceeds from the sales of notes receivable during the first quarter of 2006 versus $6.0 million of proceeds from the sale of notes receivable during the first quarter of 2005.

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

Uses of Cash. Investing activities typically result in a net use of cash, due to investing cash in capital additions and property acquisitions. However, during the first quarters of 2006 and 2005, investing activities provided cash of $501,000 and $12.9 million, respectively. The reduction in the amount of cash provided by investing activities was primarily due to $13.1 million of proceeds received from the sale of our water distribution and waste water treatment utilities assets at eight of our resorts during the first quarter of 2005. During the first quarter of 2006, we received net proceeds of $791,000 from the sale of two parcels of land in Mississippi, partially offset by $290,000 of equipment purchases. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

During the three months ended March 31, 2006, net cash provided by financing activities was $14.5 million compared to net cash used in financing activities of $23.4 million in the comparable 2005 period. The net cash of $14.5 million provided by financing activities during the first quarter of 2006 was primarily the result of $66.1 million of proceeds received from borrowings against pledged notes receivable, partially offset by $49.2 million of payments on borrowings against pledged notes receivable. During 2005, we paid in full our two non-revolving loans with one of our senior lenders in an aggregate amount of $12.5 million and we also paid off $20.7 million of term notes with one of our senior lenders, largely due to receiving $26.3 million in a conduit term loan transaction through SF-II during the first quarter of 2005.

At March 31, 2006, our senior credit facilities provided for loans of up to $388.2 million of which approximately $189.0 million of principal related to advances under the credit facilities was outstanding. As of March 31, 2006, the weighted average cost of funds for all borrowings was 8.0%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of March 31, 2006, $625,000 of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, our off-balance-sheet special purpose entity during 2000. We agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. In conjunction with this sale, we received cash consideration of $6.0 million, which was used to pay down borrowings under our revolving loan facilities. SF-I funded this purchase through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold receivables to SF-I, calculated based on 1% of eligible receivables held by the facility. Such fees were $161,000 for the quarter ended March 31, 2005. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant. SF-I was dissolved in July 2005.

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of 5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $448,000 for the quarter ended March 31, 2006. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At March 31, 2006, SF-III held notes receivable totaling $93.3 million, with related borrowings of $78.2 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the quarter ended March 31, 2006, we paid approximately $406,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Total investment in SF-III was valued at $22.2 million at March 31, 2006, which represents our maximum exposure to loss regarding our involvement with SF-III.

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT for the three months ended March 31, 2006 and anticipate that we will pay significant AMT in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the three months ended March 31, 2006, we had no foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $189.0 million at March 31, 2006, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $134.6 million balance of variable-rate financial instruments at March 31, 2006, would be approximately $336,000 on our quarterly results of operations, or approximately $0.01 per diluted share.

At March 31, 2006, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at March 31, 2006, could result in a fair value impact of approximately $1.9 million on our quarterly results of operations, or approximately $0.05 per diluted share.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceeds the interest rates we pay to our senior lenders. Because our indebtedness bears interest at primarily variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset an increase in interest rates, we have engaged in two separate interest rate hedging transactions, or derivatives, related to our conduit loan with SF-II and our VFN with SF-IV, for a combined notional amount of $101.0 million on March 31, 2006. These hedging contracts expire between September 2011 and March 2015. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $78.2 million at March 31, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%.

Availability of Funding Sources — We fund substantially all of the notes receivable, timeshare inventories, and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds we receive from repayments of such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby having a material adverse effect on our results of operations, cash flows, and financial condition.

Geographic Concentration — Our notes receivable are primarily originated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There were no changes made in our internal control over financial reporting during the first quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” beginning on page 22 of our annual report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

10.1	Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership
10.2	First Amendment to Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership
10.3	Ratification of Asset Purchase and Sale Agreement between the Company and Fitzpatrick Land Company, LLC
10.4	Letter Agreement dated January 31, 2006 between the Company and Textron Financial Corporation
10.5
Amended, Extended and Restated Employment Agreement between the Company and Robert E. Mead (incorporated by reference to Annex A of the Proxy Statement on Schedule 14A filed with the SEC on April 6, 2006)

10.6	Amended and Restated Employment Agreement with Silverleaf Resorts, Inc. between the Company and Sharon K. Brayfield
10.7	First Amendment to Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company
10.8	Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
_______

(b)  Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2006:

Current report on Form 8-K filed with the SEC on February 3, 2006 relating to the acquisition of undeveloped property located in Missouri and the anticipated date of release of the Company's earnings for the quarter and year ended December 31, 2005.

Current report on Form 8-K filed with the SEC on March 7, 2006 relating to the Company's earnings for the quarter and year ended December 31, 2005 and its investor guidance for 2006.

Current report on Form 8-K filed with the SEC on March 8, 2006 relating to a securitization transaction with Silverleaf Finance IV, LLC.

Current report on Form 8-K filed with the SEC on March 23, 2006 relating to the Company's opening of an off-site sales showroom.

Current report on Form 8-K filed with the SEC on March 29, 2006 relating to the Company's construction of an indoor water park at one of its Texas resorts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.	Description

10.1	Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership

10.2	First Amendment to Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership

10.3	Ratification of Asset Purchase and Sale Agreement between the Company and Fitzpatrick Land Company, LLC

10.4	Letter Agreement dated January 31, 2006 between the Company and Textron Financial Corporation

10.5
Amended, Extended and Restated Employment Agreement between the Company and Robert E. Mead (incorporated by reference to Annex A of the Proxy Statement on Schedule 14A filed with the SEC on April 6, 2006)

10.6	Amended and Restated Employment Agreement with Silverleaf Resorts, Inc. between the Company and Sharon K. Brayfield

10.7	First Amendment to Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company

10.8	Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002