Form 10-Q
period 2006-06-30
SILVERLEAF RESORTS INC
filed 2006-08-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐     No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of August 10, 2006: 37,545,972

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

SILVERLEAF RESORTS, INC.

INDEX
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Statements of Operations for the three
	months and six months ended June 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheets as of June 30, 2006
	and December 31, 2005	4

	Condensed Consolidated Statement of Shareholders' Equity for
	the six months ended June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the
	six months ended June 30, 2006 and 2005	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	29

	Signatures	29

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Vacation Interval sales	$48,635	$37,334	$90,102	$67,471
Estimated uncollectible revenue	(8,428)	-	(15,615)	-
Sampler sales	-	501	-	1,142
Net sales	40,207	37,835	74,487	68,613

Interest income	11,323	10,113	21,418	19,871
Management fee income	465	450	930	900
Gain on sale of notes receivable	-	-	-	669
Other income	1,038	957	1,870	1,382
Total revenues	53,033	49,355	98,705	91,435

Costs and Operating Expenses:
Cost of Vacation Interval sales	4,736	6,017	8,917	10,735
Sales and marketing	23,423	18,153	42,655	35,337
Provision for uncollectible notes	-	6,534	-	11,808
Operating, general and administrative	8,181	7,105	15,370	13,833
Depreciation and amortization	584	744	1,123	1,542
Interest expense and lender fees	5,117	4,286	9,542	8,671
Total costs and operating expenses	42,041	42,839	77,607	81,926

Income before provision for income taxes
and discontinued operations	10,992	6,516	21,098	9,509
Provision for income taxes	(4,232)	(2,285)	(8,123)	(2,884)
Income from continuing operations	6,760	4,231	12,975	6,625

Discontinued Operations
Income from discontinued operations (net of taxes)	-	-	-	128

Net income	$6,760	$4,231	$12,975	$6,753

Basic income per share:
Income from continuing operations	$0.18	$0.11	$0.35	$0.18
Income from discontinued operations	$-	$-	$-	$-
Net income	$0.18	$0.11	$0.35	$0.18

Diluted income per share:
Income from continuing operations	$0.17	$0.11	$0.33	$0.17
Income from discontinued operations	$-	$-	$-	$-
Net income	$0.17	$0.11	$0.33	$0.17

Weighted average basic common shares outstanding	37,501,246	36,937,648	37,497,794	36,899,620

Weighted average diluted common shares outstanding	39,250,633	38,933,675	39,217,335	38,874,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2006	2005
	(Unaudited)
Cash and cash equivalents	$7,883	$10,990
Restricted cash	9,267	4,893
Notes receivable, net of allowance for uncollectible notes of
$68,171 and $52,479, respectively	202,430	177,572
Accrued interest receivable	2,618	2,243
Investment in special purpose entity	17,375	22,802
Amounts due from affiliates	2,595	680
Inventories	143,442	117,597
Land, equipment, and leasehold improvements, net	15,718	10,441
Land held for sale	203	495
Prepaid and other assets	16,588	14,083

TOTAL ASSETS	$418,119	$361,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$9,197	$9,556
Accrued interest payable	1,612	1,354
Amounts due to affiliates	855	544
Unearned Vacation Interval sales	591	-
Unearned samplers	5,675	5,310
Income taxes payable	3,068	1,268
Deferred income taxes payable	12,832	8,485
Notes payable and capital lease obligations	213,978	177,269
Senior subordinated notes	32,321	33,175

Total Liabilities	280,129	236,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
37,545,972 shares issued and outstanding at June 30, 2006, and
37,494,304 shares issued and outstanding at December 31, 2005	375	375
Additional paid-in capital	112,387	112,207
Retained earnings	25,228	12,253

Total Shareholders' Equity	137,990	124,835

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$418,119	$361,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)
	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2006	37,494,304	$375	$112,207	$12,253	$124,835

Stock-based compensation	-	-	164	-	164
Exercise of stock options	51,668	-	16	-	16
Net income	-	-	-	12,975	12,975

June 30, 2006	37,545,972	$375	$112,387	$25,228	$137,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(Revised-see Note 2)
OPERATING ACTIVITIES:
Net income	$12,975	$6,753
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	-	(128)
Estimated uncollectible revenue / provision for uncollectible notes	15,615	11,808
Depreciation and amortization	1,123	1,542
Gain on sale of notes receivable	-	(669)
Gain on sale of land held for sale	(499)	-
Proceeds from sale of notes receivable	-	6,021
Stock-based compensation	164	-
Cash effect from changes in operating assets and liabilities:
Restricted cash	(662)	(1,003)
Notes receivable	(52,259)	(23,655)
Accrued interest receivable	(375)	(86)
Investment in special purpose entity	5,427	3,173
Amounts due from/to affiliates	(1,604)	(32)
Inventories	(14,059)	(5,858)
Prepaid and other assets	(2,505)	906
Accounts payable and accrued expenses	(359)	352
Accrued interest payable	258	(3)
Unearned Vacation Interval sales	591	646
Unearned samplers	365	524
Income taxes payable	6,147	1,692
Net cash (used in) provided by operating activities	(29,657)	1,983

INVESTING ACTIVITIES:
Purchases of land, equipment, and leasehold improvements	(6,400)	(276)
Proceeds from sale of discontinued operations	-	13,101
Proceeds from sale of land held for sale	791	-
Net cash (used in) provided by investing activities	(5,609)	12,825

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	126,241	72,696
Payments on borrowings to unaffiliated entities	(90,386)	(90,080)
Restricted cash for repayment of debt	(3,712)	(784)
Proceeds from exercise of stock options	16	30
Net cash provided by (used in) financing activities	32,159	(18,138)

Net change in cash and cash equivalents	(3,107)	(3,330)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,990	10,935

End of period	$7,883	$7,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$8,650	$7,894
Income taxes paid	$3,100	$750
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Land and equipment acquired under capital leases	$-	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K, with the exception of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) noted below.

Note 2 - Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America. In our opinion, the accompanying condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly our financial condition, our results of operations and changes in our cash flows.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc., our wholly-owned qualified special purpose entity dissolved during the third quarter of 2005 (“SF-I”), and Silverleaf Finance III, LLC, a wholly-owned off-balance sheet qualified special purpose finance subsidiary, formed during the third quarter of 2005 (“SF-III”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Adoption of SFAS No. 152 — SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. Accordingly, we adopted SFAS No. 152 effective January 1, 2006. SFAS No. 152 amends Financial Accounting Standards Board Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). This Statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement or reclassification of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

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

•
Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the condensed consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory in the condensed consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the three and six months ended June 30, 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler sales. Prior to SFAS No. 152, sampler sales were reported separately as revenue.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs. The remaining amount is deferred and recognized as the remaining costs are incurred. Sales totaling $591,000 are deferred at June 30, 2006 related to the percentage-of-completion method.

Both of the above methods employ the relative sales value method in accounting for costs of sales and inventory, which are applied to each phase separately. Generally, we consider each building a separate phase. Pursuant to the provisions of SFAS No. 152, in determining relative sales value, an estimate of uncollectibility is used to reduce the estimate of total Vacation Interval revenue under the project, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit, and are included in total estimated costs.

The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. On at least a quarterly basis, we recalculate the estimated cost of sales percentage, using the new estimate of total estimated phase revenue and total estimated phase costs, both actual to date and expected in the future. The effects of changes in estimates are accounted for in the period in which they first become known on a retrospective basis using a current period adjustment.

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

In addition to sales of Vacation Intervals to new prospective owners, we sell additional and upgraded Vacation Intervals to existing owners. Revenues are recognized on an additional Vacation Interval sale, which is a new interval sale that is treated as a separate transaction from the original Vacation Interval for accounting purposes, when the buyer makes a down payment of at least 10%, excluding any equity from the original Vacation Interval purchased. Revenues are recognized on an upgrade Vacation Interval sale, which is a modification and continuation of the original sale, by including the buyer’s equity from the original Vacation Interval towards the down payment of at least 10%. The additional accrual method criteria described above must also be satisfied for revenue recognition of additional and upgraded Vacation Intervals. The revenue recognized on upgrade Vacation Interval sales is the difference between the upgrade sales price and traded-in sales price, and cost of sales is the incremental increase in the cost of the Vacation Interval purchased.

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

Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period as the revenue is recognized.

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

We account for and evaluate our investment in special purpose entities in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-I: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 8.81% to 11.38%; discount rate - 15% to 29.7%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

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

Inventories — Inventories are stated at the lower of cost or fair value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future inventory recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At June 30, 2006, the estimated cost not yet incurred which are expected to complete improvements and planned amenities was $14.3 million. We allocate the estimated total amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

We have engaged in two separate interest rate hedging transactions, or derivatives, to hedge against fluctuations in interest rates. As of June 30, 2006, we had hedging contracts with notional amounts of $109.7 million, which expire between September 2011 and March 2015. The hedge transactions are reflected at fair value on our balance sheet.

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

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised SFAS No. 123R, effective for the next fiscal year beginning after June 15, 2005. Accordingly, we adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, we are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. Instead, we are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

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

The following table illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our stock option grants for the three and six month periods ended June 30, 2005, prior to the adoption of SFAS No. 123R (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$4,231	$6,753
Add: Stock-based compensation expense included in net income	—	—
Deduct: Stock-based compensation expense computed under the fair value method	(57)	(122)
Pro forma net income	$4,174	$6,631

Net income per share, basic
As reported	$0.11	$0.18
Pro forma	$0.11	$0.18
Net income per share, diluted
As reported	$0.11	$0.17
Pro forma	$0.11	$0.17

There were no stock options granted during the first six months of 2005 or 2006.

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

In addition, our 2004 and 2003 Statements of Cash Flows presentation will be revised in future annual reports on Form 10-K as follows to reflect this revision (in thousands):

	Cash Provided	Cash Provided by (Used in)
	By Operating	Investing
	Activities	Activities

2004, as previously reported	$5,748	$(570)
2004, revised	$6,901	$(1,334)

2003, as previously reported	$22,419	$4,428
2003, revised	$23,953	$2,982

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

FIN No. 48 - In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations. Our adoption of FIN No. 48 effective January 1, 2007 may result in an adjustment to our tax liability and retained earnings.

Note 3 - Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2006 and 2005:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	37,501,246	36,937,648	37,497,794	36,899,620
Issuance of shares from stock options exercisable	2,396,241	2,543,013	2,267,589	2,543,013
Repurchase of shares from stock options proceeds	(646,854)	(546,986)	(548,048)	(568,127)
Weighted average shares outstanding - diluted	39,250,633	38,933,675	39,217,335	38,874,506

Outstanding stock options totaling approximately 867,000 and 871,500 were not dilutive at June 30, 2006 and 2005, respectively, because the exercise price for such options exceeded the market price for our shares.

Note 4 - Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2006 was approximately 15.6%, with individual rates ranging from 0% to 17.5%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.7 million and $2.1 million at June 30, 2006 and 2005, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of June 30, 2006, $3.0 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $30.4 million of notes, of which $27.2 million is pledged to senior lenders, would have been considered to be delinquent and therefore ineligible to be used for collateral purposes had we not granted payment concessions to our customers, which brings a delinquent note current and extends the maturity date if two consecutive timely payments are made.

Notes receivable are scheduled to mature as follows at June 30, 2006 (in thousands):

For the 12-Month Period Ending June 30,
2007	$34,197
2008	33,703
2009	35,035
2010	35,132
2011	35,269
Thereafter	97,293
270,629
Less discounts on notes	(28)
Less allowance for uncollectible notes	(68,171)
Notes receivable, net	$202,430

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning of period	$247,593	$246,687	$230,051	$248,972
Sales	44,984	32,511	85,223	58,505
Collections	(16,882)	(16,566)	(32,964)	(32,717)
Receivables charged off	(6,850)	(3,639)	(15,710)	(7,749)
Sold or repurchased notes receivable	1,756	—	4,001	(8,018)
Balance, end of period	$270,601	$258,993	$270,601	$258,993

Prior to the adoption of SFAS No. 152, we provided for estimated Vacation Interval defaults at the time the Vacation Interval revenue was recorded by a charge to the provision for uncollectible notes and an increase to the allowance for uncollectible notes. The provision was calculated as the estimated future losses for newly originated Vacation Intervals offset by estimated future recoveries of inventory. Beginning January 1, 2006 with the adoption of SFAS No. 152, we now record estimated uncollectible revenue as a reduction to Vacation Interval sales. The estimated uncollectible revenue is calculated as gross losses for newly originated Vacation Intervals and does not include an offset for inventory recoveries, which is now a component of the relative sales value method.

The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning of period	$64,837	$52,741	$52,479	$52,506
Reclassification of estimated inventory recoveries on future charge offs	—	—	11,786	—
Estimated uncollectible revenue	8,428	—	15,615	—
Provision for credit losses	—	6,534	—	11,808
Receivables charged off	(6,850)	(3,639)	(15,710)	(7,749)
Allowance related to notes sold or repurchased	1,756	—	4,001	(929)
Balance, end of period	$68,171	$55,636	$68,171	$55,636

Note 5 - Debt

Notes payable, capital lease obligations, and senior subordinated notes as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30,	December 31,
	2006	2005
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0%, with a 6% floor (the loan agreement is currently limited to $60 million of availability)	$42,338	$53,661
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	32,305	37,224
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	18,126	20,839
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 0.75%	23,567	28,800
$50 million revolving loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 0.5%, with a 6% floor	385	—
$100.0 million revolving credit facility, backed by a $100.0 million variable funding note bearing interest at a rate of LIBOR plus 1.5%, revolving through and due March 2010, principal and interest payable from the proceeds obtained on customer notes receivable sold as collateral for the variable funding note	55,614	—
$25 million revolving loan agreement, which contains certain financial covenants, revolving through May 2007, due May 2010, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.5%, with a 6.5% floor	—	—
$10 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$6 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	—	—
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	2,225	3,335
$30 million inventory loan agreement, which contains certain financial covenants, revolving through April 2009, due April 2011, interest payable monthly, at an interest rate of Prime plus 1.5%	18,876	15,000
$15 million inventory loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2010, interest payable monthly, at an interest rate of Prime plus 2%, with a 6% floor	5,984	6,000
Various notes, due from July 2006 through December 2009, collateralized by various assets with interest rates ranging from 2.95% to 10.25%	4,449	2,282
Total notes payable	213,869	177,141
Capital lease obligations	109	128
Total notes payable and capital lease obligations	213,978	177,269

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	1,708	2,562
Total senior subordinated notes	32,321	33,175

Total	$246,299	$210,444

At June 30, 2006, LIBOR rates on our senior credit facilities were from 5.13% to 5.33%, and the Prime rate was 8.25%. At December 31, 2005, LIBOR rates on our senior credit facilities were from 4.26% to 4.49%, and the Prime rate on these facilities was 7.00%.

In March 2006, we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC ("SF-IV"), a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note ("VFN") to UBS Real Estate Securities Inc. (“UBS”). The VFN bears interest on advances by UBS to SF-IV at an initial rate equal to LIBOR plus 1.5%. The VFN is secured by customer notes receivable sold to SF-IV, and will mature in March 2010. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will continue to service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

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

To partially offset an increase in interest rates, we have engaged in two separate interest rate hedging transactions, or derivatives, related to our conduit loan with Silverleaf Finance II, Inc., a Delaware corporation, (“SF-II”), and our VFN with SF-IV, for a combined notional amount of $109.7 million at June 30, 2006. These hedging contracts expire between September 2011 and March 2015. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $69.0 million at June 30, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%.

Note 6 - Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, and SF-IV have guaranteed the $32.3 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the six months ended June 30, 2006 and 2005. Combined summarized balance sheet information as of June 30, 2006 and December 31, 2005 for the Guarantor Subsidiaries is as follows (in thousands):

	June 30,	December 31,
	2006	2005

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity
and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

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

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. However, we entered into an amendment during July 2006 in which the deadline for obtaining required approvals from the appropriate Texas regulatory agencies was extended from September 2006 to March 2007. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) by March 2007, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The income from discontinued operations is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
REVENUE:
Other income	$—	$438

COSTS AND OPERATING EXPENSES:
Other expense	—	278
Depreciation and amortization	—	—
Total costs and operating expenses	—	278

Income from discontinued operations before provision for income taxes	—	160
Provision for income taxes	—	(32)
Income from discontinued operations	$—	$128

Note 8 - Commitments and Contingencies

We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition.

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

As of June 30, 2006, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel in Colorado. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 96,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

As required, we adopted SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income for the three and six-month periods ended June 30, 2006, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
As a percentage of total revenues:
Vacation Interval sales	91.7%	75.7%	91.3%	73.8%
Estimated uncollectible revenue	-15.9%	0.0%	-15.8%	0.0%
Sampler sales	0.0%	1.0%	0.0%	1.2%
Total sales	75.8%	76.7%	75.5%	75.0%

Interest income	21.4%	20.5%	21.7%	21.8%
Management fee income	0.9%	0.9%	0.9%	1.0%
Gain on sale of notes receivable	0.0%	0.0%	0.0%	0.7%
Other income	1.9%	1.9%	1.9%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	9.7%	16.1%	9.9%	15.9%
Sales and marketing	48.2%	48.6%	47.3%	52.4%
Provision for uncollectible notes	0.0%	17.5%	0.0%	17.5%

As a percentage of total revenues:
Operating, general and administrative	15.4%	14.4%	15.6%	15.1%
Depreciation and amortization	1.1%	1.5%	1.1%	1.7%

As a percentage of interest income:
Interest expense and lender fees	45.2%	42.4%	44.6%	43.6%

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Revenues

Revenues for the quarter ended June 30, 2006 were $53.0 million, representing a $3.7 million increase from revenues of $49.4 million for the quarter ended June 30, 2005. Total revenue in the second quarter of 2006 is decreased by estimated uncollectible revenue of $8.4 million in accordance with SFAS No. 152, representing estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $691,000 of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the quarter ended June 30, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 25.9% to $62.2 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Interval Sales to New Customers	$21,956	1,930	$11,376	$16,033	1,314	$12,201
Upgrade Interval Sales to Existing Customers	14,192	1,571	9,034	8,959	1,023	8,757
Additional Interval Sales to Existing Customers	12,487	1,293	9,658	12,342	1,309	9,429
Total	$48,635			$37,334

Overall, Vacation Interval sales increased $11.3 million during the second quarter of 2006 versus the second quarter of 2005, due to increased interval sales to both new and existing customers, primarily due to increased demand from our existing owners for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 46.9%, but average prices decreased 6.8%, resulting in a 36.9% net increase in sales to new customers in the second quarter of 2006 versus the same period of 2005. The number of interval sales to existing customers increased 22.8% and average prices increased 2.0%, resulting in a 25.3% net increase in sales to existing customers during the second quarter of 2006 versus the same period of 2005.

Our focus will continue to be on sales to existing customers while providing new vacation experiences, such as the indoor water park we plan to build at The Villages Resort in East Texas and the recent acquisition of The Pinnacle Lodge near Winter Park, CO. In addition, new sales initiatives, such as the Silverleaf Vacation Stores in the Dallas and Chicago markets as well as targeted acquisitions, will help us to continue to grow sales to new customers.

Estimated uncollectible revenue was $8.4 million for the second quarter of 2006 versus $0 reported on this line for the same period of 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales and no longer net of inventory recovery beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the consolidated statement of operations until the customer uses the stay or our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales in the second quarter of 2006 were reported as $0 compared to $501,000 for the second quarter of 2005. Beginning in 2006, per SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the quarter ended June 30, 2006, all sampler sales of $691,000 were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales.

Interest income increased $1.2 million, or 12.0%, to $11.3 million during the second quarter of 2006 from $10.1 million during the same period of 2005. The increase primarily resulted from a $763,000 increase in interest accretion related to the investment in special purpose entity during the second quarter of 2006 versus the second quarter of 2005. Other factors contributing to the increase is the average yield on our outstanding notes receivable increasing to 15.6% at June 30, 2006 from 15.2% at June 30, 2005, and a higher average notes receivable balance during the second quarter of 2006 versus the same period of 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained fairly constant at $465,000 during the second quarter of 2006 versus $450,000 during the same period of 2005.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income remained fairly constant at $1.0 million for the second quarter of 2006 versus $957,000 for the same period of 2005.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 9.7% during the second quarter of 2006 versus 16.1% reported for the same period of 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units.

For comparability, assuming SFAS No. 152 had been in place during 2005, cost of sales as a percentage of Vacation Interval sales during 2005 would have been 11.8%. The decrease in cost of sales as a percentage of Vacation Interval sales during 2006 versus adjusted 2005 is primarily due to a larger percentage of sales being made at phases having lower amenity and land cost of sales.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales remained relatively unchanged at 48.2% for the quarter ended June 30, 2006, from 48.6% for the same period of 2005. In accordance with SFAS No. 152 and as discussed in sampler sales above, $691,000 of sampler revenues were recorded as a reduction to sales and marketing expense since the incremental costs of our sampler sales exceeded incremental sampler revenue. Had sales and marketing expense not been reduced by sampler sales, sales and marketing expense would have been 49.6% of Vacation Interval sales during the second quarter of 2006, representing a 1% increase versus the second quarter of 2005.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the second quarter of 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% during the second quarter of 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% during the second quarter of 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during the second quarter of 2006, which compares favorably to 17.5% during the second quarter of 2005.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 15.4% for the second quarter of 2006 versus 14.4% for the same period of 2005. Excluding the impact of SFAS No. 152 on our revenues during the second quarter of 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 13.2% during the second quarter of 2006. Overall, operating, general and administrative expense increased by $1.1 million for the second quarter of 2006, as compared to the same period of 2005, primarily due to increased salaries and higher recording fees due to higher Vacation Interval sales volume.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.1% for the quarter ended June 30, 2006 versus 1.5% for the same quarter of 2005. Overall, depreciation and amortization expense decreased $160,000 for the second quarter of 2006 versus the same period of 2005 due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.2% for the second quarter of 2006, compared to 42.4% for the same period of 2005. This increase is primarily the result of an increase in our weighted average cost of borrowings from 6.9% at June 30, 2005 to 8.1% at June 30, 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $11.0 million for the quarter ended June 30, 2006, as compared to $6.5 million for the quarter ended June 30, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for the second quarter of 2006 as compared to 35.1% for the second quarter of 2005. The higher effective income tax rate during the second quarter of 2006 was the result of utilizing a sufficient level of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position at year-end.

Income from Continuing Operations

Income from continuing operations increased to $6.8 million for the quarter ended June 30, 2006, as compared to $4.2 million for the quarter ended June 30, 2005, as a result of the above-mentioned operating results.

Net Income

Net income increased to $6.8 million for the quarter ended June 30, 2006, as compared to $4.2 million for the quarter ended June 30, 2005, as a result of the above-mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Revenues

Revenues for the six months ended June 30, 2006 were $98.7 million, representing a $7.3 million increase from revenues of $91.4 million for the six months ended June 30, 2005. Total revenue in the first half of 2006 is decreased by estimated uncollectible revenue of $15.6 million in accordance with SFAS No. 152, representing estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $1.5 million of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the six months ended June 30, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 26.6% to $115.8 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$41,950	3,848	$10,902	$31,042	2,594	$11,967
Upgrade Interval Sales to Existing Customers	26,897	2,992	8,990	13,918	1,673	8,319
Additional Interval Sales to Existing Customers	21,255	2,233	9,519	22,511	2,502	8,997
Total	$90,102			$67,471

Overall, Vacation Interval sales increased $22.6 million during the first six months of 2006 versus the same period of 2005, due to increased interval sales to both new and existing customers, primarily due to increased demand from our existing owners for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 48.3%, but average prices decreased 8.9%, resulting in a 35.1% net increase in sales to new customers in the first half of 2006 versus the same period of 2005. The number of interval sales to existing customers increased 25.1% and average prices increased 5.6%, resulting in a 32.2% net increase in sales to existing customers during the first six months of 2006 versus the same period of 2005.

Our focus will continue to be on sales to existing customers while providing new vacation experiences, such as the indoor water park we plan to build at The Villages Resort in East Texas and the recent acquisition of The Pinnacle Lodge near Winter Park, CO. In addition, new sales initiatives, such as the Silverleaf Vacation Stores in the Dallas and Chicago markets as well as targeted acquisitions, will help us to continue to grow sales to new customers.

Estimated uncollectible revenue was $15.6 million for the first half of 2006 versus $0 reported on this line for the same period of 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales and no longer net of inventory recovery beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the consolidated statement of operations until the customer uses the stay or our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales in the first six months of 2006 were reported as $0 compared to $1.1 million for the same period of 2005. Beginning in 2006, per SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the six months ended June 30, 2006, all sampler sales of $1.5 million were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales.

Interest income increased $1.5 million, or 7.8%, to $21.4 million during the first half of 2006 from $19.9 million during the same period of 2005. The increase primarily resulted from a $1.1 million increase in interest accretion related to the investment in special purpose entity during the first half of 2006 versus the first half of 2005. The increase in average yield on our outstanding notes receivable from 15.2% at June 30, 2005 to 15.6% at June 30, 2006 also contributed to the increase in interest income.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained fairly constant at $930,000 during the first six months of 2006 versus $900,000 during the same period of 2005.

Gain on sales of notes receivable was $669,000 for the first half of 2005, resulting from the sale of $8.0 million of notes receivable to SF-I. There was no gain on sales of notes receivable during the first half of 2006.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income increased to $1.9 million for the first six months of 2006 versus $1.4 million for the same period of 2005, due to the sale of two parcels of Mississippi land in 2006 which resulted in pretax gains of approximately $499,000.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 9.9% during the first half of 2006 versus 15.9% reported for the same period of 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units.

For comparability, assuming SFAS No. 152 had been in place during 2005, cost of sales as a percentage of Vacation Interval sales during 2005 would have been 11.6%. The decrease in cost of sales as a percentage of Vacation Interval sales during 2006 versus adjusted 2005 is primarily due to a larger percentage of sales being made at phases having lower amenity and land cost of sales.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales decreased to 47.3% for the six-month period ended June 30, 2006, from 52.4% for the same period of 2005. In accordance with SFAS No. 152 and as discussed in sampler sales above, $1.5 million of sampler revenues were recorded as a reduction to sales and marketing expense during the first half of 2006 since the incremental costs of our sampler sales exceeded incremental sampler revenue. Had sales and marketing expense not been reduced by sampler sales, sales and marketing expense would have been 49.0% of Vacation Interval sales during the first half of 2006, representing a 3.4% decrease versus the first half of 2005. The decrease is primarily due to improved closing percentages on sales to both new and existing customers and increased average sales prices on sales to existing customers.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the first six months of 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% during the first half of 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 17.5% during the first half of 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during the first six months of 2006, which compares favorably to 17.5% during the same period of 2005.

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

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained fairly constant at 15.6% for the first half of 2006 versus 15.1% for the same period of 2005. Excluding the impact of SFAS No. 152 on our revenues during the first half of 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 13.3% during the first six months of 2006. Overall, operating, general and administrative expense increased by $1.5 million for the first half of 2006, as compared to the same period of 2005, primarily due to increased title and recording fees which resulted from higher Vacation Interval sales and increased salaries.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.1% for the six months ended June 30, 2006 versus 1.7% for the same period of 2005. Overall, depreciation and amortization expense decreased $419,000 for the first half of 2006 versus the same period of 2005 due to a general reduction in capital expenditures since 2000.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 44.6% for the first six months of 2006, compared to 43.6% for the same period of 2005. This increase is primarily the result of an increase in our weighted average cost of borrowings from 6.9% at June 30, 2005 to 8.1% at June 30, 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $21.1 million for the six months ended June 30, 2006, as compared to $9.5 million for the six months ended June 30, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for the first half of 2006 as compared to 30.3% for the same period of 2005. The higher effective income tax rate during 2006 was the result of utilizing a sufficient level of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position at year-end.

Income from Continuing Operations

Income from continuing operations increased to $13.0 million for the six months ended June 30, 2006, as compared to $6.6 million for the six months ended June 30, 2005, as a result of the above-mentioned operating results.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes, was $0 for the first half of 2006 compared to $128,000 for the first half of 2005. We sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts during the first quarter of 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income

Net income increased to $13.0 million for the six months ended June 30, 2006, as compared to $6.8 million for the six months ended June 30, 2005, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, and golf course and pro shop income. We typically receive a 10% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2006, our operating activities used $29.7 million of cash compared to providing $2.0 million of cash during the same period of 2005. The increase in cash used in operating activities was primarily the result of the increase in gross customer notes receivable during the six months ended June 30, 2006 versus the same period of 2005, an increase in cash used on inventories during the first half of 2006 versus the same period of 2005, largely due to the acquisition of approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Florida for $4.0 million, and no proceeds from the sales of notes receivable during the first half of 2006 versus $6.0 million of proceeds from the sale of notes receivable during the first half of 2005.

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

Uses of Cash. Investing activities typically result in a net use of cash, due to investing cash in capital additions and property acquisitions. During the first half of 2006, investing activities used $5.6 million of cash, primarily due to $6.4 million of equipment purchases, partially offset by net proceeds of $791,000 received from the sale of two parcels of land in Mississippi. However during the first half of 2005, investing activities provided cash of $12.8 million. The reduction in the amount of cash provided by investing activities was primarily due to $13.1 million of proceeds received from the sale of our water distribution and waste water treatment utilities assets at eight of our resorts during the first quarter of 2005. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

During the first half of 2006, net cash provided by financing activities was $32.2 million compared to net cash used in financing activities of $18.1 million in the comparable 2005 period. The net cash of $32.2 million provided by financing activities during the first six months of 2006 was primarily the result of $126.2 million of proceeds received from borrowings against pledged notes receivable, partially offset by $90.4 million of payments on borrowings against pledged notes receivable. During 2005, we paid in full our two non-revolving loans with one of our senior lenders in an aggregate amount of $12.5 million and we also paid off $20.7 million of term notes with one of our senior lenders, largely due to receiving $26.3 million in a conduit term loan transaction through SF-II during the first quarter of 2005.

At June 30, 2006, our senior credit facilities provided for loans of up to $398.6 million of which approximately $209.4 million of principal related to advances under the credit facilities was outstanding. As of June 30, 2006, the weighted average cost of funds for all borrowings was 8.1%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of June 30, 2006, $3.0 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, our off-balance-sheet special purpose entity during 2000. We agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. In conjunction with this sale, we received cash consideration of $6.0 million, which was used to pay down borrowings under our revolving loan facilities. SF-I funded this purchase through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold receivables to SF-I, calculated based on 1% of eligible receivables held by the facility. Such fees were $309,000 for the six months ended June 30, 2005. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant. SF-I was dissolved in July 2005.

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $840,000 for the six months ended June 30, 2006. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At June 30, 2006, SF-III held notes receivable totaling $82.3 million, with related borrowings of $69.0 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the six months ended June 30, 2006, we paid approximately $1.0 million to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Total investment in SF-III was valued at $17.4 million at June 30, 2006, which represents our maximum exposure to loss regarding our involvement with SF-III.

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

Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable.

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT for the three and six months ended June 30, 2006 and anticipate that we will pay significant AMT in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the three months ended June 30, 2006, we had no foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $209.4 million at June 30, 2006, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $159.0 million balance of variable-rate financial instruments at June 30, 2006, would be approximately $703,000 on our results of operations for the six months ended June 30, 2006, or approximately $0.02 per diluted share.

At June 30, 2006, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at June 30, 2006, could result in a fair value impact of approximately $3.4 million on our six-month results of operations, or approximately $0.09 per diluted share.

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

To partially offset an increase in interest rates, we have engaged in two separate interest rate hedging transactions, or derivatives, related to our conduit loan with SF-II and our VFN with SF-IV, for a combined notional amount of $109.7 million on June 30, 2006. These hedging contracts expire between September 2011 and March 2015. In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $69.0 million at June 30, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%.

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

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There were no changes made in our internal control over financial reporting during the first half of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” beginning on page 22 of our annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Shareholders held on May 9, 2006, the shareholders of the Company elected directors, approved the terms of a performance-based incentive bonus plan for 2007 and 2008 for the Company's chief executive officer (the "2007 and 2008 CEO Incentive Bonus Plan") to comply with the requirements of Internal Revenue Code Section 162(m), and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.

The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd, III.	35,904,361	3,200
James B. Francis, Jr.	35,904,361	3,200
Herbert B. Hirsch	35,904,311	3,250
Robert E. Mead	35,762,459	145,102
Rebecca Janet Whitmore	35,903,209	4,352

With respect to the approval of the 2007 and 2008 CEO Incentive Bonus Plan, the vote was as follows:

For	Against	Abstain
24,606,549	1,481,085	1,050

With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm, the vote was as follows:

For	Against	Abstain
35,902,461	4,300	800

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

10.1	First Supplement to Indenture dated as of February 8, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association
10.2	Second Supplement to Indenture dated as of July 14, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association
10.3
Ninth Amendment dated as of July 27, 2006 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2006:

Current report on Form 8-K filed with the SEC on April 7, 2006 relating to the entry into amendments to the employment agreements with the Company’s Chief Executive Officer and President.

Current report on Form 8-K filed with the SEC on April 10, 2006 relating to the Company’s acquisition of real property in Colorado.

Current report on Form 8-K filed with the SEC on May 2, 2006 relating to the Company's earnings for the quarter ended March 31, 2006.

Current report on Form 8-K filed with the SEC on May 4, 2006 relating to the entry into amendments to the financing agreements with one of the Company’s senior lenders.

Current report on Form 8-K filed with the SEC on May 26, 2006 relating to the completion of the sale of shares of the Company’s common stock by two affiliates of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2006	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2006	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	First Supplement to Indenture dated as of February 8, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association

10.2	Second Supplement to Indenture dated as of July 14, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association

10.3
Ninth Amendment dated as of July 27, 2006 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002