Form 10-Q
period 2006-09-30
SILVERLEAF RESORTS INC
filed 2006-11-13
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]
Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of November 13, 2006: 37,685,397

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

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Statements of Operations for the three
	months and nine months ended September 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheets as of September 30, 2006
	and December 31, 2005	4

	Condensed Consolidated Statement of Shareholders' Equity for
	the nine months ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2006 and 2005	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits and Reports on Form 8-K	30

	Signatures	31

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Vacation Interval sales	$51,414	$41,833	$141,516	$109,304
Estimated uncollectible revenue	(8,910)	-	(24,525)	-
Sampler sales	-	617	-	1,759
Net sales	42,504	42,450	116,991	111,063

Interest income	12,021	9,067	33,439	28,937
Management fee income	465	450	1,396	1,351
Gain on sale of notes receivable	-	5,789	-	6,457
Other income	1,110	4,549	2,980	5,931
Total revenues	56,100	62,305	154,806	153,739

Costs and Operating Expenses:
Cost of Vacation Interval sales	6,069	6,772	14,986	17,507
Sales and marketing	25,880	19,648	68,535	54,985
Provision for uncollectible notes	-	6,275	-	18,083
Operating, general and administrative	7,958	7,344	23,329	21,177
Depreciation and amortization	627	616	1,750	2,158
Interest expense and lender fees	5,730	4,094	15,273	12,765
Total costs and operating expenses	46,264	44,749	123,873	126,675

Income before provision for income taxes
and discontinued operations	9,836	17,556	30,933	27,064
Provision for income taxes	(3,787)	(5,306)	(11,909)	(8,189)
Income from continuing operations	6,049	12,250	19,024	18,875

Discontinued Operations
Gain on sales of discontinued operations (net of taxes)	-	613	-	613
Income from discontinued operations (net of taxes)	-	-	-	128
Net income from discontinued operations (net of taxes)	-	613	-	741

Net income	$6,049	$12,863	$19,024	$19,616

Basic income per share:
Income from continuing operations	$0.16	$0.33	$0.51	$0.51
Income from discontinued operations	$-	$0.02	$-	$0.02
Net income	$0.16	$0.35	$0.51	$0.53

Diluted income per share:
Income from continuing operations	$0.15	$0.31	$0.48	$0.48
Income from discontinued operations	$-	$0.02	$-	$0.02
Net income	$0.15	$0.33	$0.48	$0.50

Weighted average basic common shares outstanding	37,590,168	36,954,948	37,528,924	36,918,265

Weighted average diluted common shares outstanding	39,233,579	39,042,770	39,232,479	38,934,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2006	2005
	(Unaudited)
Cash and cash equivalents	$8,834	$10,990
Restricted cash	38,082	4,893
Notes receivable, net of allowance for uncollectible notes of
$69,836 and $52,479, respectively	218,298	177,572
Accrued interest receivable	2,858	2,243
Investment in special purpose entity	15,020	22,802
Amounts due from affiliates	4,122	680
Inventories	145,203	117,597
Land, equipment, and leasehold improvements, net	22,264	10,441
Land held for sale	203	495
Prepaid and other assets	20,297	14,083

TOTAL ASSETS	$475,181	$361,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$10,721	$9,556
Accrued interest payable	2,011	1,354
Amounts due to affiliates	104	544
Unearned samplers	6,167	5,310
Income taxes payable	4,094	1,268
Deferred income taxes payable	15,601	8,485
Notes payable and capital lease obligations	260,026	177,269
Senior subordinated notes	32,321	33,175

Total Liabilities	331,045	236,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
37,685,397 shares issued and outstanding at September 30, 2006, and
37,494,304 shares issued and outstanding at December 31, 2005	377	375
Additional paid-in capital	112,482	112,207
Retained earnings	31,277	12,253

Total Shareholders' Equity	144,136	124,835

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$475,181	$361,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2006	37,494,304	$375	$112,207	$12,253	$124,835

Stock-based compensation	-	-	217	-	217
Exercise of stock options	191,093	2	58	-	60
Net income	-	-	-	19,024	19,024

September 30, 2006	37,685,397	$377	$112,482	$31,277	$144,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(Revised-see Note 2)
OPERATING ACTIVITIES:
Net income	$19,024	$19,616
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of taxes	-	(741)
Estimated uncollectible revenue / provision for uncollectible notes	24,525	18,083
Depreciation and amortization	1,750	2,158
Gain on sale of notes receivable	-	(6,457)
Gain on sale of land held for sale	(499)	(3,635)
Proceeds from sale of notes receivable	-	104,193
Stock-based compensation	217	-
Cash effect from changes in operating assets and liabilities:
Restricted cash	(661)	(1,112)
Notes receivable	(77,037)	(31,987)
Accrued interest receivable	(615)	186
Investment in special purpose entity	7,782	(16,794)
Amounts due from/to affiliates	(3,882)	(2,231)
Inventories	(15,820)	(6,092)
Prepaid and other assets	(6,214)	(1,046)
Accounts payable and accrued expenses	1,165	479
Accrued interest payable	657	126
Unearned samplers	857	742
Income taxes payable	9,942	6,638
Net cash (used in) provided by operating activities	(38,809)	82,126

INVESTING ACTIVITIES:
Purchases of land, equipment, and leasehold improvements	(13,573)	(419)
Proceeds from sale of discontinued operations	-	13,101
Proceeds from sale of land held for sale	791	6,131
Net cash (used in) provided by investing activities	(12,782)	18,813

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	291,426	111,796
Payments on borrowings to unaffiliated entities	(209,523)	(215,837)
Restricted cash for repayment of debt	(32,528)	(258)
Proceeds from exercise of stock options	60	30
Net cash provided by (used in) financing activities	49,435	(104,269)

Net change in cash and cash equivalents	(2,156)	(3,330)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,990	10,935

End of period	$8,834	$7,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$13,026	$11,108
Income taxes paid	$3,800	$1,200
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Notes receivable, net of allowance for uncollectible notes, acquired from SPE	$-	$62,884
Notes payable acquired from SPE	$-	$50,386
Other assets, liabilities, and equity acquired from SPE	$-	$12,498
Land and equipment acquired under capital leases	$-	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”), as well as all the financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K, with the exception of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) noted below.

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

•
The estimated uncollectible revenue on Vacation Interval sales excludes an estimate for the value of inventory recoveries. Prior to SFAS No. 152 we included a reduction to our provision for uncollectible notes for our estimate of inventory recoveries.

•
The estimated uncollectible revenue (i.e. provision for uncollectible notes) is recorded as a reduction to Vacation Interval sales rather than as an expense, as it was previously recorded prior to SFAS No. 152.

•
Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the condensed consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory in the condensed consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the three and nine months ended September 30, 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler sales. Prior to SFAS No. 152, sampler sales were reported separately as revenue.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs. The remaining amount is deferred and recognized as the remaining costs are incurred. There were no sales deferred at September 30, 2006 related to the percentage-of-completion method.

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

We account for and evaluate our investment in special purpose entities in accordance with SFAS 140, EITF 99-20, and SFAS 115, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-I: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 8.81% to 11.38%; discount rate - 15% to 34.7%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

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

Inventories — Inventories are stated at the lower of cost or fair value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to Vacation Intervals based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At September 30, 2006, the estimated costs not yet incurred, which are expected to complete promised amenities was $1.2 million. We allocate the estimated promised and completed amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

The relative sales value method of recording Vacation Interval cost of sales has been amended by SFAS No. 152 beginning January 1, 2006 to include estimated future defaults of uncollectible sales and the subsequent resale of the recovered Vacation Intervals reacquired on future cancelled sales in our total estimate of revenues we expect to earn on a project. We periodically review the carrying value of our inventory on an individual project basis for impairment, to ensure that the carrying value does not exceed fair value.

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

We have engaged in two interest rate hedging transactions, or derivatives, to hedge against fluctuations in interest rates. As of September 30, 2006, we had hedging contracts with notional amounts of $45.4 million, which expire between September 2011 and March 2014. The hedge transactions are reflected at fair value on our balance sheet.

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

The following table illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our stock option grants for the three and nine month periods ended September 30, 2005, prior to the adoption of SFAS No. 123R (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income, as reported	$12,863	$19,616
Add: Stock-based compensation expense included in net income	—	—
Deduct: Stock-based compensation expense computed under the fair value method, net of tax	(48)	(133)
Pro forma net income	$12,815	$19,483

Net income per share, basic
As reported	$0.35	$0.53
Pro forma	$0.35	$0.53
Net income per share, diluted
As reported	$0.33	$0.50
Pro forma	$0.33	$0.50

There were 267,000 stock options granted during the first nine months of 2005 with an exercise price of $1.62 per share. There were no stock options granted, forfeited, or expired during the first nine months of 2006. There were 191,093 stock options exercised during the first nine months of 2006 at a weighted average exercise price of $0.315 per share. At September 30, 2006 there is $265,000 of unamortized compensation expense related to the stock option grants during 2005, which will be fully recognized by August 2008.

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

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position or results of operations.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 is not expected to have a material effect on our consolidated financial position or results of operations.

SFAS No. 158 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends Financial Accounting Standards No. 87, 88, 106, and 132(R) to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to impact our consolidated financial position or results of operations.

Note 3 - Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	37,590,168	36,954,948	37,528,924	36,918,265
Issuance of shares from stock options exercisable	2,174,793	2,656,198	2,236,037	2,543,013
Repurchase of shares from stock options proceeds	(531,382)	(568,376)	(532,482)	(526,706)
Weighted average shares outstanding - diluted	39,233,579	39,042,770	39,232,479	38,934,572

Outstanding stock options totaling approximately 867,000 and 870,500 were not dilutive at September 30, 2006 and 2005, respectively, because the exercise price for such options exceeded the market price for our shares.

Note 4 - Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2006 was approximately 15.7%, with individual rates ranging from 0% to 17.5%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.1 million and $2.2 million at September 30, 2006 and 2005, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of September 30, 2006, $4.8 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $28.3 million of notes, of which $25.4 million is pledged to senior lenders, would have been considered to be delinquent and therefore ineligible to be used for collateral purposes had we not granted payment concessions to our customers, which brings a delinquent note current and extends the maturity date if two consecutive timely payments are made.

Notes receivable are scheduled to mature as follows at September 30, 2006 (in thousands):

For the 12-Month Period Ending September 30,
2007	$35,789
2008	35,332
2009	36,797
2010	37,204
2011	38,170
Thereafter	104,866
288,158
Less discounts on notes	(24)
Less allowance for uncollectible notes	(69,836)
Notes receivable, net	$218,298

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$270,601	$258,993	$230,051	$248,972
Sales	42,376	37,457	127,599	95,962
Collections	(17,598)	(16,462)	(50,562)	(49,179)
Receivables charged off	(8,778)	(4,595)	(24,488)	(12,344)
Receivables received via dissolution of SF-I	—	73,687	—	73,687
(Sold) or repurchased notes receivable	1,533	(132,826)	5,534	(140,844)
Balance, end of period	$288,134	$216,254	$288,134	$216,254

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

The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$68,171	$55,636	$52,479	$52,506
Reclassification of estimated inventory recoveries on future charge offs	—	—	11,786	—
Estimated uncollectible revenue	8,910	—	24,525	—
Provision for uncollectible notes	—	6,275	—	18,083
Receivables charged off	(8,778)	(4,595)	(24,488)	(12,344)
Allowance received via dissolution of SF-I	—	10,803	—	10,803
Allowance related to notes sold or repurchased	1,533	(15,461)	5,534	(16,390)
Balance, end of period	$69,836	$52,658	$69,836	$52,658

Note 5 - Debt

Notes payable, capital lease obligations, and senior subordinated notes as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30,	December 31,
	2006	2005
$100.0 million revolving loan agreement, which contains certain financial covenants, revolving through June 2008 and due June 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.0%, with a 6% floor (the loan agreement is currently limited to $60 million of availability)	$27,489	$53,661
$66.4 million conduit loan, due March 2014, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.035%	28,808	37,224
$26.3 million conduit loan, due September 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of 7.9%	16,312	20,839
$50 million revolving loan agreement, which contains certain financial covenants, revolving through and due April 2008, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 0.75%	16,279	28,800
$50 million revolving loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2011, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 0.5%, with a 6% floor	153	—
$100.0 million revolving credit facility, backed by a $100.0 million variable funding note bearing interest at a rate of LIBOR plus 1.5%, revolving through and due March 2010, principal and interest payable from the proceeds obtained on customer notes receivable sold as collateral for the variable funding note	—	—
$128.0 million term securitization, backed by $128.0 million of timeshare loan-backed notes, issued in seven classes and bearing interest at a blended coupon rate of 6.7%, due July 2018, principal and interest payable from the proceeds obtained on customer notes receivable sold as collateral for the timeshare loan-backed notes	126,223	—
$25 million revolving loan agreement, which contains certain financial covenants, revolving through May 2007, due May 2010, principal and interest payable from the proceeds obtained on customer notes receivable pledged as collateral for the note, at an interest rate of Prime plus 1.5%, with a 6.5% floor	—	—
$10 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of LIBOR plus 3.25%	10,000	10,000
$6 million inventory loan agreement, which contains certain financial covenants, revolving through August 2008, due August 2010, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	—	—
$5 million inventory term loan agreement, which contains certain financial covenants, due March 2007, interest payable monthly, at an interest rate of Prime plus 3% with a 6% floor	1,670	3,335
$30 million inventory loan agreement, which contains certain financial covenants, revolving through April 2009, due April 2011, interest payable monthly, at an interest rate of Prime plus 1.5%	18,876	15,000

$15 million inventory loan agreement, which contains certain financial covenants, revolving through December 2008, due December 2010, interest payable monthly, at an interest rate of Prime plus 2%, with a 6% floor	5,984	6,000
Various notes, due from November 2006 through August 2016, collateralized by various assets with interest rates ranging from 2.95% to 7.85%	8,132	2,282
Total notes payable	259,926	177,141
Capital lease obligations	100	128
Total notes payable and capital lease obligations	260,026	177,269

8.0% senior subordinated notes, due 2010, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	24,671	24,671
6.0% senior subordinated notes, due 2007, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	3,796	3,796
10½% senior subordinated notes, subordinate to the 6.0% senior subordinated notes above, due 2008, interest payable semiannually on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	2,146	2,146
Interest on the 6.0% senior subordinated notes, due 2007, and the 8.0% senior subordinated notes, due 2010, interest payable semiannually through October 2007 on April 1 and October 1, guaranteed by all of the Company’s present and future domestic restricted subsidiaries	1,708	2,562
Total senior subordinated notes	32,321	33,175

Total	$292,347	$210,444

At September 30, 2006, LIBOR rates on our senior credit facilities were from 5.32% to 5.47%, and the Prime rate was 8.25%. At December 31, 2005, LIBOR rates on our senior credit facilities were from 4.26% to 4.49%, and the Prime rate on these facilities was 7.00%.

In March 2006, we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC ("SF-IV"), a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note ("VFN") to UBS Real Estate Securities Inc. (“UBS”). The VFN bears interest on advances by UBS to SF-IV at an initial rate equal to LIBOR plus 1.5%, and matures in March 2010. The VFN is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

In August 2006, we closed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance V, L.P. (“SF-V”), a Delaware limited partnership. SF-V was formed for the purpose of issuing approximately $128.0 million of its Timeshare Loan-Backed Notes Series 2006-A (“Series 2006-A Notes”) in a private offering and sale through UBS Securities LLC (“UBS”). The Series 2006-A Notes were issued pursuant to the terms and conditions of an indenture between ourselves as servicer, SF-V, as issuer, Silverleaf Finance V, LLC, as general partner of SF-V, and Wells Fargo Bank, National Association, as indenture trustee, custodian, backup servicer, and account intermediary. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended coupon rate of 6.7%. The Class A through Class G notes have been rated Aaa, Aa2, A2, Baa1, Baa2, Baa3, and Ba2 respectively by Moody’s Investors Service, Inc., and have a final maturity of July 2018.

The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down $93.3 million in consolidated indebtedness to senior lenders. Approximately $24.8 million of the proceeds received by SF-V from the sale of the Series 2006-A Notes is being held in a special pre-funding account under the terms of the indenture. We have until November 29, 2006 to sell up to approximately $30 million in additional qualifying timeshare loans to SF-V. All funds held in the pre-funding account that are not used by SF-V to finance the purchase of additional qualifying customer notes receivable by November 29 will be returned to the holders of the Series 2006-A Notes as a distribution of principal. All customer notes receivable purchased by SF-V are being acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. We will continue to service the customer notes receivable sold to SF-V under the terms of the indenture and will receive a fee for our services.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan with Silverleaf Finance II, Inc., (“SF-II”), a Delaware corporation, for a notional amount of $45.4 million at September 30, 2006, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at September 30, 2006. The Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $60.1 million at September 30, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%, and the above-mentioned Series 2006-A Notes related to SF-V bear interest at a fixed blended rate of 6.7%.

Note 6 - Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, and SF-V have guaranteed the $32.3 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2006 and 2005. Combined summarized balance sheet information as of September 30, 2006 and December 31, 2005 for the Guarantor Subsidiaries is as follows (in thousands):

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

The net income from discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE:
Gain on sale of discontinued operations	$—	$879	$—	$879
Other income	—	—	—	438
Total revenue	—	879	—	1,317

COSTS AND OPERATING EXPENSES:
Other expense	—	—	—	278
Depreciation and amortization	—	—	—	—
Interest expense	—	—	—	—
Total costs and operating expenses	—	—	—	278

Income from discontinued operations	—	879	—	1,039
Provision for income taxes	—	(266)	—	(298)
Net income from discontinued operations	$—	$613	$—	$741

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

Note 9 - Subsequent Events

During October 2006, we entered into an amendment with one of our senior lenders to decrease the existing line of credit we have available to us under the receivables loan agreement with this lender from $50 million to $35 million. In addition, the calculation of one of the financial covenants under this loan agreement was modified and there were amendments to the eligibility requirements of customer notes receivable that can be pledged as collateral under the receivables agreement. The inventory loan agreement with this lender was also amended to conform with the amendments made to the receivables loan agreement. We do not believe these amendments will have a material impact on our liquidity or working capital requirements.

As previously disclosed, in August 2006 we closed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, SF-V, a Delaware limited partnership. SF-V was formed for the purpose of issuing approximately $128.0 million of its Timeshare Loan-Backed Notes Series 2006-A in a private offering and sale through UBS. Approximately $24.8 million of the proceeds received by SF-V from the sale of the Series 2006-A Notes was being held in a special pre-funding account, pending the sale of up to approximately $30 million in additional qualifying timeshare loans to SF-V by November 29, 2006. All funds held in the pre-funding account that are not used by SF-V to finance the purchase of additional qualifying customer notes receivable will be returned to the holders of the Series 2006-A Notes as a distribution of principal.

In October 2006 we sold $25.5 million in customer notes receivable to SF-V for a purchase price of $21.1 million. The proceeds from the sale were primarily used to pay down consolidated indebtedness to senior lenders. As a result of this subsequent sale, $3.7 million of the proceeds received by SF-V from the sale of the Series 2006-A Notes remains in the pre-funding account and will be returned to the holders of the Series 2006-A Notes as a distribution of principal if additional qualifying timeshare loans up to approximately $4.5 million are not sold by November 29, 2006.

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

As of September 30, 2006, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel in Colorado. These resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 98,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

As required, we adopted SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income for the three and nine-month periods ended September 30, 2006, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
As a percentage of total revenues:
Vacation Interval sales	91.7%	67.1%	91.4%	71.1%
Estimated uncollectible revenue	-15.9%	0.0%	-15.8%	0.0%
Sampler sales	0.0%	1.0%	0.0%	1.1%
Total sales	75.8%	68.1%	75.6%	72.2%

Interest income	21.4%	14.6%	21.6%	18.8%
Management fee income	0.8%	0.7%	0.9%	0.9%
Gain on sale of notes receivable	0.0%	9.3%	0.0%	4.2%
Other income	2.0%	7.3%	1.9%	3.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	11.8%	16.2%	10.6%	16.0%
Sales and marketing	50.3%	47.0%	48.4%	50.3%
Provision for uncollectible notes	0.0%	15.0%	0.0%	16.5%

As a percentage of total revenues:
Operating, general and administrative	14.2%	11.8%	15.1%	13.8%
Depreciation and amortization	1.1%	1.0%	1.1%	1.4%

As a percentage of interest income:
Interest expense and lender fees	47.7%	45.2%	45.7%	44.1%

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Revenues

Revenues for the quarter ended September 30, 2006 were $56.1 million, representing a $6.2 million decrease from revenues of $62.3 million for the quarter ended September 30, 2005. As discussed below, the decrease is primarily attributable to an $8.9 million reduction in revenue during the third quarter of 2006 related to the classification of estimated uncollectible revenue in accordance with SFAS No. 152, a $5.8 million gain in the third quarter of 2005 related to sales of notes receivable, and a $3.6 million gain on sale of undeveloped land during the third quarter of 2005. Our primary source of revenue, Vacation Interval sales, increased $9.6 million, or 22.9%, during the third quarter of 2006 versus the same period of 2005.

In accordance with SFAS No. 152, total revenue in the third quarter of 2006 is decreased by estimated uncollectible revenue of $8.9 million, which represents estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $686,000 of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the quarter ended September 30, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 5.4% to $65.7 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Three Months Ended Sept 30, 2006			Three Months Ended Sept 30, 2005
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Interval Sales to New Customers	$22,400	1,960	$11,428	$17,429	1,630	$10,693
Upgrade Interval Sales to Existing Customers	17,063	1,829	9,329	13,671	1,510	9,054
Additional Interval Sales to Existing Customers	11,951	1,228	9,732	10,733	1,147	9,357
Total	$51,414			$41,833

Overall, Vacation Interval sales increased $9.6 million during the third quarter of 2006 versus the third quarter of 2005, due to increased interval sales to both new and existing customers as a result of increased demand from our existing customers for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 20.2% and average prices increased 6.9%, resulting in a 28.5% net increase in sales to new customers in the third quarter of 2006 versus the same period of 2005. The number of interval sales to existing customers increased 15.1% and average prices increased 3.3%, resulting in an 18.9% net increase in sales to existing customers during the third quarter of 2006 versus the same period of 2005.

Estimated uncollectible revenue was $8.9 million for the third quarter of 2006 versus $0 reported on this line for the same period of 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales and no longer net of inventory recovery beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the condensed consolidated statement of operations until the customer uses the stay or our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales in the third quarter of 2006 were reported as $0 compared to $617,000 for the third quarter of 2005. Beginning in 2006 per SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the quarter ended September 30, 2006, all sampler sales of $686,000 were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales.

Interest income increased $3.0 million, or 32.6%, to $12.0 million during the third quarter of 2006 from $9.1 million during the same period of 2005. The increase primarily resulted from a higher average notes receivable balance during the third quarter of 2006 versus the same period of 2005, a $676,000 increase in interest accretion related to the investment in special purpose entity during the third quarter of 2006 versus the third quarter of 2005, and an increase in the average yield on our outstanding notes receivable to 15.7% at September 30, 2006 from 15.2% at September 30, 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained fairly constant at $465,000 during the third quarter of 2006 versus $450,000 during the same period of 2005.

There were no sales of notes receivable during the third quarter of 2006. Gain on sale of notes receivable was $5.8 million during the third quarter of 2005, resulting from the sale of $132.8 million of notes receivable to SF-III.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income decreased $3.4 million to $1.1 million for the third quarter of 2006 from $4.5 million during the same period of 2005, due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during the third quarter of 2005.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 11.8% during the third quarter of 2006 versus 16.2% reported for the same period of 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

For comparability, assuming SFAS No. 152 had been in place during 2005, cost of sales as a percentage of Vacation Interval sales during the third quarter of 2005 would have been 11.9%, approximately the same as the third quarter of 2006.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales increased to 50.3% during the third quarter of 2006 versus 47.0% for the third quarter of 2005. In accordance with SFAS No. 152 and as discussed in sampler sales above, $686,000 of sampler revenues were recorded as a reduction to sales and marketing expense since the incremental costs of our sampler sales exceeded incremental sampler revenue. Had sales and marketing expense not been reduced by sampler sales, sales and marketing expense would have been 51.7% of Vacation Interval sales during the third quarter of 2006. The increase compared to the previous year’s quarter is due in large part to our costs associated with our newly opened off-site sales centers as well as the investment in securing additional personnel and processes ahead of the expected growth for which we are planning.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the third quarter of 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% during the third quarter of 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 15.0% during the third quarter of 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during the third quarter of 2006, which compares favorably to 15.0% during the third quarter of 2005. The net percentage improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 14.2% for the third quarter of 2006 versus 11.8% for the same period of 2005. Excluding the impact of SFAS No. 152 on our revenues during the third quarter of 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 12.1% during the third quarter of 2006. Overall, operating, general and administrative expense increased by $614,000 for the third quarter of 2006, as compared to the same period of 2005, primarily due to increased salaries, professional fees, and higher recording fees due to higher Vacation Interval sales volume.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues remained fairly unchanged at 1.1% for the quarter ended September 30, 2006 versus 1.0% for the same quarter of 2005. Overall, depreciation and amortization expense increased $11,000 for the third quarter of 2006 versus the same period of 2005.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 47.7% for the third quarter of 2006, compared to 45.2% for the same period of 2005. This increase is primarily the result of an increase in our weighted average cost of borrowings from 7.4% for the quarter ended September 30, 2005 to 7.9% for the quarter ended September 30, 2006. Overall, interest expense and lender fees increased $1.6 million for the third quarter of 2006 versus the same period of 2005, primarily due to a larger average debt balance outstanding during 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations decreased to $9.8 million for the quarter ended September 30, 2006, as compared to $17.6 million for the quarter ended September 30, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for the third quarter of 2006 as compared to 30.2% for the third quarter of 2005. The higher effective income tax rate during the third quarter of 2006 was the result of utilizing a sufficient level of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position at year-end.

Income from Continuing Operations

Income from continuing operations decreased to $6.0 million for the quarter ended September 30, 2006, as compared to $12.3 million for the quarter ended September 30, 2005, as a result of the above-mentioned operating results.

Net Income from Discontinued Operations

We recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during the third quarter of 2005 related to the sale of our water distribution and waste water treatment utilities assets at eight of our timeshare resorts during the first quarter of 2005. This gain was deferred until certain conditions of the sale were met, which occurred during the third quarter of 2005. There has been no income from discontinued operations since the third quarter of 2005.

Net Income

Net income was $6.0 million for the quarter ended September 30, 2006, as compared to $12.9 million for the quarter ended September 30, 2005, as a result of the above-mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues for the nine months ended September 30, 2006 were $154.8 million, representing a $1.1 million increase from revenues of $153.7 million for the nine months ended September 30, 2005. As discussed below, we had a $24.5 million reduction in revenue during the first nine months of 2006 related to the classification of estimated uncollectible revenue in accordance with SFAS No. 152, a $6.5 million gain in the first nine months of 2005 related to sales of notes receivable, and a $3.6 million gain on sale of undeveloped land during the third quarter of 2005. Our primary source of revenue, Vacation Interval sales, increased $32.2 million, or 29.5%, during the first nine months of 2006 versus the same period of 2005.

Total revenue in the first nine months of 2006 is decreased by estimated uncollectible revenue of $24.5 million in accordance with SFAS No. 152, representing estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $2.1 million of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the nine months ended September 30, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 18.0% to $181.5 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Nine Months Ended Sept 30, 2006			Nine Months Ended Sept 30, 2005
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$64,350	5,808	$11,079	$48,471	4,224	$11,475
Upgrade Interval Sales to Existing Customers	43,960	4,821	9,118	27,589	3,183	8,668
Additional Interval Sales to Existing Customers	33,206	3,461	9,594	33,244	3,649	9,110
Total	$141,516			$109,304

Overall, Vacation Interval sales increased $32.2 million during the first nine months of 2006 versus the same period of 2005, due to increased interval sales to both new and existing customers as a result of increased demand from our existing customers for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 37.5%, but average prices decreased 3.5%, resulting in a 32.8% net increase in sales to new customers in the first nine months of 2006 versus the same period of 2005. The number of interval sales to existing customers increased 21.2% and average prices increased 4.6%, resulting in a 26.8% net increase in sales to existing customers during the first nine months of 2006 versus the same period of 2005.

Estimated uncollectible revenue was $24.5 million for the first nine months of 2006 versus $0 reported on this line for the same period of 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales and no longer net of inventory recovery beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the consolidated statement of operations until the customer uses the stay or our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales in the first nine months of 2006 were reported as $0 compared to $1.8 million for the same period of 2005. Beginning in 2006, per SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the condensed consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the nine months ended September 30, 2006, all sampler sales of $2.1 million were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales.

Interest income increased $4.5 million, or 15.6%, to $33.4 million during the first nine months of 2006 from $28.9 million during the same period of 2005. The increase primarily resulted from a higher average notes receivable balance during the first nine months of 2006 versus the same period of 2005, a $1.8 million increase in interest accretion related to the investment in special purpose entity during the first nine months of 2006 versus the first nine months of 2005, and the increase in average yield on our outstanding notes receivable from 15.2% at September 30, 2005 to 15.7% at September 30, 2006.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained fairly constant at $1.4 million for each of the nine-month periods ended September 30, 2006 and 2005.

There was no gain on sales of notes receivable during the first nine months of 2006. Gain on sales of notes receivable was $6.5 million for the first nine months of 2005, resulting from the sale of $8.0 million of notes receivable to SF-I and $132.8 million of notes receivable to SF-III.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income decreased approximately $3.0 million during the first nine months of 2006 versus the same period of 2005. We recognized a $499,000 gain on the sale of two parcels of Mississippi land during the first nine months of 2006, and we recognized a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during the first nine months of 2005. Other than these two land sales, other income remained fairly constant for the nine-month periods ended September 30, 2006 and 2005.

Cost of Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 10.6% during the first nine months of 2006 versus 16.0% reported for the same period of 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units.

For comparability, assuming SFAS No. 152 had been in place during 2005, cost of sales as a percentage of Vacation Interval sales during 2005 would have been 11.7%. The decrease in cost of sales as a percentage of Vacation Interval sales during 2006 versus adjusted 2005 is primarily due to a larger percentage of sales being made at phases having lower amenity and land cost of sales.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales decreased to 48.4% for the nine-month period ended September 30, 2006, from 50.3% for the same period of 2005. In accordance with SFAS No. 152 and as discussed in sampler sales above, $2.1 million of sampler revenues were recorded as a reduction to sales and marketing expense during the first nine months of 2006 since the incremental costs of our sampler sales exceeded incremental sampler revenue. Had sales and marketing expense not been reduced by sampler sales, sales and marketing expense would have been 49.9% of Vacation Interval sales during the first nine months of 2006, representing a 0.4% decrease versus the first nine months of 2005. The decrease is primarily due to improved closing percentages on sales to both new and existing customers and increased average sales prices on sales to existing customers, partially offset by increased costs associated with our newly opened off-site sales centers as well as the investment in securing additional personnel and processes ahead of the expected growth for which we are planning.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the first nine months of 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% during the first nine months of 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 16.5% during the first nine months of 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during the first nine months of 2006, which compares favorably to 16.5% during the same period of 2005.

The net percentage improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 15.1% for the first nine months of 2006 versus 13.8% for the same period of 2005. Excluding the impact of SFAS No. 152 on our revenues during the first nine months of 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 12.9% during the first nine months of 2006. Overall, operating, general and administrative expense increased by $2.2 million for the first nine months of 2006, as compared to the same period of 2005, primarily due to increased title and recording fees, which resulted from higher Vacation Interval sales, and increased salaries and professional fees.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of total revenues decreased to 1.1% for the nine months ended September 30, 2006 versus 1.4% for the same period of 2005. Overall, depreciation and amortization expense decreased $408,000 for the first nine months of 2006 versus the same period of 2005 due to a general reduction in capital expenditures since 2000, partially offset by an increase in capital expenditures during the third quarter of 2006.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.7% for the first nine months of 2006, compared to 44.1% for the same period of 2005. This increase is primarily the result of an increase in our weighted average cost of borrowings during the nine-month period ended September 30, 2005 versus the same period of 2006, from 7.1% to 8.0%. Overall, interest expense and lender fees increased $2.5 million for the first nine months of 2006 versus the comparable 2005 period, primarily due to a larger average debt balance outstanding during 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $30.9 million for the nine months ended September 30, 2006, as compared to $27.1 million for the nine months ended September 30, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for the first nine months of 2006 as compared to 30.3% for the same period of 2005. The higher effective income tax rate during 2006 was the result of utilizing a sufficient level of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position at year-end.

Income from Continuing Operations

Income from continuing operations increased to $19.0 million for the nine months ended September 30, 2006, as compared to $18.9 million for the nine months ended September 30, 2005, as a result of the above-mentioned operating results.

Net Income from Discontinued Operations

We sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts during the first quarter of 2005. Before we sold these assets we recognized $128,000 of income from discontinued operations, net of taxes, during the first quarter of 2005. We also recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during the third quarter of 2005 related to the first quarter sale of these assets, once certain conditions of the sale were met. There has been no income (loss) from discontinued operations since the third quarter of 2005.

Net Income

Net income was $19.0 million for the nine months ended September 30, 2006, as compared to $19.6 million for the nine months ended September 30, 2005, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, and golf course and pro shop income. We typically receive a 10% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of up to 85% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2006, our operating activities used $38.8 million of cash compared to providing $82.1 million of cash during the same period of 2005. This $120.9 million difference in cash used in operating activities during the first nine months of 2006 versus cash provided by operating activities during the comparable 2005 period was primarily the result of $104.2 million of proceeds from sale of notes receivable during 2005. We had no proceeds from the sale of notes receivable during 2006. Other factors contributing to the increase in cash used in operating activities was the increase in gross customer notes receivable during the first nine months of 2006 versus the same period of 2005 and an increase in cash spent on inventories during the first nine months of 2006 versus the same period of 2005, largely due to the acquisition of approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Florida for $4.0 million, and a general expansion of timeshare units and amenities at several other resorts.

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

Uses of Cash. During the first nine months of 2006, investing activities used $12.8 million of cash, primarily due to $13.6 million of purchases related to property, equipment, and leasehold improvements, partially offset by net proceeds of $791,000 received from the sale of two parcels of land in Mississippi. However during the first nine months of 2005, investing activities provided cash of $18.8 million. The reduction in the amount of cash provided by investing activities was primarily due to $13.1 million of proceeds received from the sale of our water distribution and waste water treatment utilities assets at eight of our resorts during the first quarter of 2005 and net proceeds of $6.1 million related to the sale of undeveloped land located in Pennsylvania during the third quarter of 2005. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

During the first nine months of 2006, net cash provided by financing activities was $49.4 million compared to net cash used in financing activities of $104.3 million in the comparable 2005 period. The net cash of $49.4 million provided by financing activities during the first nine months of 2006 was primarily the result of $291.4 million of proceeds received from borrowings against pledged notes receivable, partially offset by $209.5 million of payments on borrowings against pledged notes receivable and $32.5 million of increases in restricted cash for repayment of debt, all of which were primarily due to our transactions with SF-IV and SF-V. During 2005 we paid in full the $50.4 million balance under the SF-1 credit facility, our two non-revolving loans with one of our senior lenders for an aggregate amount of $12.5 million, and our $20.7 million of term notes with one of our senior lenders, largely due to receiving $26.3 million in a conduit term loan transaction through SF-II during the first quarter of 2005.

At September 30, 2006, our senior credit facilities provided for loans of up to $519.0 million of which approximately $251.8 million of principal related to advances under the credit facilities was outstanding. As of September 30, 2006, the weighted average cost of funds for all borrowings was 7.6%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of September 30, 2006, $4.8 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, our off-balance-sheet special purpose entity during 2000. We agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. In conjunction with this sale, we received cash consideration of $6.0 million, which was used to pay down borrowings under our revolving loan facilities. SF-I funded this purchase through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold receivables to SF-I, calculated based on 1% of eligible receivables held by the facility. Such fees were $355,000 for the nine months ended September 30, 2005. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant. SF-I was dissolved in July 2005.

During the third quarter of 2005, we closed a term securitization transaction with a newly-formed, wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between Silverleaf, as Servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes as follows:

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.2 million for the nine months ended September 30, 2006. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At September 30, 2006, SF-III held notes receivable totaling $71.9 million, with related borrowings of $60.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the nine months ended September 30, 2006, we paid approximately $1.7 million to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Total investment in SF-III was valued at $15.0 million at September 30, 2006, which represents our maximum exposure to loss regarding our involvement with SF-III.

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

Income Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable.

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT for the three and nine months ended September 30, 2006 and anticipate that we will pay significant AMT in future periods.

The federal net operating losses (“NOLs”) expire between 2019 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to the exchange offer that took place during 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”) and a portion of the taxable year that includes the change date. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of and for the three and nine month periods ended September 30, 2006, we had no foreign operations. Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which totaled $251.8 million at September 30, 2006, is partially fixed and partially variable. The impact of a one-point effective interest rate change on the $80.5 million balance of variable-rate financial instruments at September 30, 2006, would be approximately $603,000 on our results of operations for the nine months ended September 30, 2006, or approximately $0.02 per diluted share.

At September 30, 2006, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at September 30, 2006, could result in a fair value impact of approximately $9.0 million over the weighted average remaining life of our notes receivable portfolio.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because a portion of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan with Silverleaf Finance II, Inc., (“SF-II”), a Delaware corporation, for a notional amount of $45.4 million at September 30, 2006, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at September 30, 2006. The Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $60.1 million at September 30, 2006, bear interest at fixed rates ranging from 4.857% to 6.756%, and the Series 2006-A Notes related to SF-V bear interest at a fixed blended rate of 6.7%.

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

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information we are required to disclose in the report we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There were no changes made in our internal control over financial reporting during the first nine months of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

(a)           Exhibits filed herewith:

31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1  Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2006:

Current report on Form 8-K filed with the SEC on July 7, 2006 relating to the inclusion of the Company’s stock on the Russell Microcap Index.

Current report on Form 8-K filed with the SEC on August 4, 2006 relating to the Company’s earnings release for the quarter ended June 30, 2006.

Current report on Form 8-K filed with the SEC on August 31, 2006 relating to a securitization transaction with Silverleaf Finance V, LP.

Current report on Form 8-K filed with the SEC on September 7, 2006 relating to the Company’s participation at Oppenheimer’s Third Annual Beauty, Lifestyle & Leisure Conference.

Current report on Form 8-K filed with the SEC on September 11, 2006 relating to the presentation materials for Oppenheimer’s Third Annual Beauty, Lifestyle & Leisure Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006	By: /s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: November 13, 2006	By: /s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002