Form 10-K
period 2006-12-31
SILVERLEAF RESORTS INC
filed 2007-03-16
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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
Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on June 30, 2006 as reported on the American Stock Exchange, was approximately $63,024,794 (based on 17,079,890 shares held by non-affiliates). For this purpose, “affiliates” include members of the board of directors and executive management of the Registrant and all persons known to be the beneficial owners of more than 5% of the Registrant’s outstanding common stock. There were 37,545,972 shares of the Registrant's Common Stock, $.01 par value, issued and outstanding at June 30, 2006.

As of March 15, 2007 there were 37,808,154 shares of the Registrant’s Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s fiscal 2007 annual meeting of shareholders, or if such proxy statement is not so filed on or before 120 days after the end of the fiscal year covered by this annual report, such information will be included in an amendment to this report filed no later than the end of such 120-day period.

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

PART I

ITEM 1. BUSINESS

Overview

Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) was incorporated in Texas in 1989. Our principal business is the development, marketing, and operation of “getaway” and “destination” timeshare resorts. As of December 31, 2006, we own seven “getaway resorts” in Texas, Missouri, Illinois, and Georgia (the “Getaway Resorts”). We also own six “destination resorts” in Texas, Missouri, Massachusetts, and Florida (the “Destination Resorts”). In April 2006 we purchased Pinnacle Lodge, a hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent “short-stay” getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Getaway Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $11,681 for 2006 and $11,124 for 2005.

Owners of Silverleaf Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Most Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International (“RCI”). Our destination resort in Florida is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

Certain Significant 2006 Events

•
In January 2006, we purchased approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Davenport, Polk County, Florida, just outside Orlando, Florida for a purchase price of $4.0 million. Extensive planning and pre-development work must be completed before we can begin developing the property. In addition, development of the property is subject to state and local governmental approvals necessary before commencing timeshare operations on this 30 acre tract.

•
In March 2006, we opened our first showroom-style, off-site sales office. The showroom, located in the Dallas/Fort Worth metroplex in Irving, Texas, operates under the name “Silverleaf Vacation Store.” It offers potential customers an interactive “virtual” experience of our resorts, including a model unit, photo gallery, and film presentation for each of our 13 current resorts and their related amenities. The 16,500 square-foot showroom cost approximately $1.1 million and employs approximately 30 to 40 on-site sales personnel. We believe this new showroom will generate between $10 million to $12 million in annual sales to new members. The showroom will provide us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts in their own community. We expect that new owners who purchase at these showrooms will later participate in our upgrade and additional week sales programs.

•
In March 2006, we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC (“SF-IV”), a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note (“VFN”) to UBS Real Estate Securities Inc. (“UBS”). During the fourth quarter of 2006 the facility was amended to increase funding availability from $100 million to $125 million. The funding period was originally scheduled to end in March 2007 but was extended to December 2008, and the interest rate on advances by UBS to SF-IV was reduced from the initial rate of LIBOR plus 1.5% to LIBOR plus 1.25%. The revised facility will mature in December 2010. The VFN is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

•
In April 2006, we acquired property located near the Winter Park recreational area in Colorado for a purchase price of approximately $3.6 million. The property is currently being operated as the Pinnacle Lodge, a 64-room hotel. We will continue to operate the property as a hotel as well as a destination for our current timeshare owners.

•
In August 2006, we closed a $128 million term securitization transaction through our newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance V, L.P. (“SF-V”), a Delaware limited partnership. SF-V was formed for the purpose of issuing approximately $128.0 million of its Timeshare Loan-Backed Notes Series 2006-A (“Series 2006-A Notes”) in a private offering and sale through UBS Securities LLC (“UBS”). The Series 2006-A Notes were issued pursuant to the terms and conditions of an indenture between ourselves as servicer, SF-V, as issuer, and Wells Fargo Bank, National Association, as indenture trustee, custodian, backup servicer, and account intermediary. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended fixed rate of 6.7%. The Class A through Class G notes have been rated Aaa, Aa2, A2, Baa1, Baa2, Baa3, and Ba2 respectively by Moody’s Investors Service, Inc., and have a final maturity of July 2018.

The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf in three separate transactions from August 2006 to November 2006. The original amount of notes receivable purchased by SF-V to secure the Series 2006-A Notes was $155.1 million and the balance of eligible notes receivable pledged as collateral at December 31, 2006 was $132.2 million. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-V are being acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. We will continue to service the customer notes receivable sold to SF-V under the terms of the indenture and will receive a fee for our services.

Certain Significant Events Subsequent to 2006

•
We entered into a consolidated, amended and restated loan and security agreement (the “Agreement”) with Textron Financial Corporation effective February 21, 2007. Our current receivables and inventory financing arrangements were consolidated into one facility, with a reduction in the interest rate on the “receivables component” from Prime Rate plus 1% to the Prime Rate. The interest rate on advances under the “acquisition component” and the “inventory component” of the consolidated debt are now Prime Rate plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were the Prime Rate plus 3% and LIBOR plus 3.25%. The funding period has been extended from June 2008 to January 2010. The receivables component matures on January 31, 2013, and the acquisition and inventory component each mature on January 31, 2012. The new terms of the agreement will provide us with additional liquidity to acquire additional developed or undeveloped properties.

•
We listed our common stock on The NASDAQ Capital Market (“NASDAQ”), under the symbol “SVLF”, effective as of the opening of the market on February 28, 2007. As a result, trading in Silverleaf common stock ceased on the American Stock Exchange effective at the closing of the markets on February 27, 2007.

Operations

Our primary business is marketing and selling Vacation Intervals from our inventory to individual consumers. Our principal activities in this regard include:

•	acquiring and developing timeshare resorts;

•	marketing and selling one-week annual and biennial Vacation Intervals to prospective first-time owners;

•	marketing and selling upgraded and additional Vacation Intervals to existing Silverleaf Owners;

•	financing the purchase of Vacation Intervals; and

•	managing timeshare resorts.

We have in-house capabilities which enable us to coordinate all aspects of development and expansion of the Existing Resorts and the potential development of any future resorts, including site selection, design, and construction pursuant to standardized plans and specifications.

We perform substantial marketing and sales functions internally. We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors. We sell Vacation Intervals predominately through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas. This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry. In 2006, we began marketing and sales activity at our first off-site sales center, which is located in the Dallas / Ft. Worth metroplex.

As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 80% of eligible customer receivables. At December 31, 2006 and 2005, we had a portfolio of approximately 36,104 and 30,293 customer promissory notes, respectively, totaling approximately $297.4 million and $230.5 million, respectively, with an average yield of 15.7% and 15.3% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 7.9% per annum at December 31, 2006. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2006 and 2005, approximately $4.7 million and $3.4 million in principal, or 1.6% and 1.5%, respectively, of our loans to Silverleaf Owners were 61 to 120 days past due. As of December 31, 2006 and 2005, no timeshare loans receivable were over 120 days past due. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an estimated amount that our management believes is sufficient to cover anticipated losses from customer defaults.

Each timeshare resort has a timeshare owners' association (a “Club”). At December 31, 2006, each Club (other than the club at Orlando Breeze) operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts (with the exception of Orlando Breeze) to operate and manage their resort. In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of the resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

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

Marketing. Our in-house marketing staff creates databases of new prospects, which are principally developed through cooperative arrangements with outside vendors to identify prospects that meet our marketing criteria. Using our automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of our resorts and receive an incentive, such as a free gift, without regard to whether or not an interval is purchased.

Sales. We sell our Vacation Intervals primarily through on-site salespersons at certain Existing Resorts. Upon arrival at an Existing Resort for a scheduled tour, the prospect is met by a member of our sales force who leads the prospect on a 90-minute tour of the resort and its amenities. At the conclusion of the tour, the sales representative explains the benefits and costs of becoming a Silverleaf Owner. The presentation also includes a description of the financing alternatives that we offer. Prior to the closing of any sale, a verification officer interviews each prospect to ensure our compliance with sales policies and regulatory agency requirements. The verification officer also plays a Bonus Time video for the customer to explain the advantages of and limitations on the Bonus Time program. No sale becomes final until a statutory waiting period (which varies from state to state) of three to fifteen calendar days has passed. We also sell our Vacation Intervals to existing Silverleaf Owners as either upgraded sales of more desirable higher priced Vacation Intervals or additional week Vacation Interval sales.

Sales representatives receive commissions ranging from 4.0% to 14.0% of the sales price of a Vacation Interval depending on established guidelines. Sales managers also receive commissions of 2.0% to 6.0% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.0% to 3.5%, which are also subject to chargebacks.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other lower priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if the interval is purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals to existing Silverleaf Owners, as well as additional week sales to existing Silverleaf Owners. Although most upgrades and additional week sales are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of these at the Destination Resorts. We have been focusing on increasing the percentage mix of sales to existing customers in 2006 and 2005. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 55.7% and 55.2% of our gross revenues from Vacation Interval sales for the years ended December 31, 2006 and 2005, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an affordable product for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower-priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

In March 2006, we opened our first showroom-style, off-site sales office. The showroom, located in the Dallas/Fort Worth metroplex in Irving, Texas, operates under the name “Silverleaf Vacation Store.” It offers potential customers an interactive “virtual” experience of our resorts, including a model unit, photo gallery, and film presentation for each of our 13 current resorts and their related amenities. The 16,500 square-foot showroom cost approximately $1.1 million and employs approximately 30 to 40 on-site sales personnel. After a nine to twelve month ramp up period, we believe this new showroom will generate between $10 million to $12 million in annual sales to new members. The showroom will provide us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts in their own community. We expect that new owners who purchase at these showrooms will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists the sales representatives in acquainting prospects with the resort's benefits. Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales. Each sales representative is our employee and receives some employment benefits. At December 31, 2006, we employed 537 sales representatives.

Seasonality

Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our operating results could be negatively impacted by these factors.

Customer Financing

We offer financing to buyers of Vacation Intervals at our resorts. Buyers who elect to finance their purchases through us typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. In 2005, we began obtaining a pre-screen credit score on touring families. If the credit score does not meet certain minimum credit criteria, a 15% down payment is generally required instead of our standard 10% down payment. There are a number of risks associated with financing customers’ purchases of Vacation Intervals. For an explanation of these risks, please see “Risk Factors” beginning on page 21 of this report.

In 2006 we accrued 17.3% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which is an offset to Vacation Interval sales. Prior to the adoption of SFAS No. 152, this line item was recorded as an expense provision for uncollectible notes. The allowance for uncollectible notes was 22.9% of gross notes receivable as of December 31, 2006 compared to 22.8% at December 31, 2005. We plan to continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that our efforts will be successful.

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

At December 31, 2006, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $297.8 million with an allowance for uncollectible notes of approximately $68.1 million.

Additionally, at December 31, 2006, our off-balance sheet finance subsidiary, SF-III, held notes receivable totaling $62.7 million, with related borrowings of $52.3 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2006, we paid approximately $2.1 million to repurchase the Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals. Our total investment in SF-III was valued at $13.0 million at December 31, 2006.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We intend to borrow either directly or through our fully consolidated special purpose finance subsidiaries additional funds under our existing revolving credit facilities with our lenders to finance our operations. At December 31, 2006, we and our fully consolidated subsidiaries, had borrowings under our credit facilities in the approximate principal amount of $245.2 million, of which $204.3 million of such facilities are receivables based and currently permit borrowings of 75% to 80% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to the senior lender and applied against our loan balance. At December 31, 2006, we had a portfolio of approximately 36,104 Vacation Interval customer promissory notes in the approximate principal amount of $297.4 million, of which approximately $4.7 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2006, our portfolio of customer notes receivable had an average yield of 15.7%. At such date, our borrowings had a weighted average cost of 7.9%, and had a fixed-to-floating debt ratio of 62% fixed rate debt to 38% floating rate debt. We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders. Because 38% of our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial condition.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through Silverleaf Finance II, Inc., a Delaware corporation, for a notional amount of $39.3 million at December 31, 2006, that expires between September 2011 and March 2014. SF-IV’s VFN also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at December 31, 2006.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $52.3 million at December 31, 2006, bear interest at a blended fixed rate of 5.4%, and our Series 2006-A Notes related to SF-V bear interest at a blended fixed rate of 6.7%.

Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance, and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals. We ordinarily receive only 10% to 15% of the purchase price as a cash down payment on the sale of a Vacation Interval that we finance, but we must pay in full the costs of developing, marketing, and selling the Vacation Interval. Maximum borrowings available under our current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease generally on loans available to our customers, we face an increased risk that customers will pre-pay their loans and reduce our income from operating activities.

We typically provide financing to customers over a seven-year to ten-year period. Our customer notes receivable had an average maturity of 6.75 years at December 31, 2006. Our credit facilities have scheduled maturities between April 2008 and July 2018. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Although it appears that we have adequate liquidity to meet our needs through at least December 2008, we are continuing to identify additional financing arrangements beyond such date.

In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation into one revolving loan. As a result of the amended and restated loan and security agreement, the funding period on the consolidated debt has been extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced. This transaction is described in more detail under the heading “Subsequent Events” in Note 17 to our Consolidated Financial Statements beginning on page F-1.

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

Clubs / Silverleaf Club

The Silverleaf Club directors are elected by the majority of the boards of directors of the individual Clubs. We have the right to supervise the management of our resorts under the terms of the Management Agreement. The Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club. If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 1,222 in 2006 and 808 in 2005. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

At December 31, 2006, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. The consolidation of resort operations through Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or the Silverleaf Club, rather than by us.

Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

At December 31, 2006, Silverleaf Club had 758 full-time employees and Orlando Breeze Resort Club had 12 full-time employees. Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club collects dues from Silverleaf Owners, plus certain other amounts assessed against the Silverleaf Owners from time to time, and generates income by the operation of certain amenities at the Existing Resorts. Silverleaf Club and Orlando Breeze Resort Club dues were approximately $59.96 per month ($29.98 for biennial owners) during 2006, except for certain members of Oak N’ Spruce Resort, who prepay dues at an annual rate of approximately $497. Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to Management Agreements. The Management Agreement with Silverleaf Club authorizes the Company to supervise the management and operations of the resorts and provides for a maximum management fee equal to 15% of gross revenues of Silverleaf Club, but our right to receive such a fee on an annual basis is limited to the amount of Silverleaf Club's net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. The Management Agreement between Orlando Breeze Resort Club and us authorizes us to supervise management and operation of Orlando Breeze Resort and provides for a maximum annual management fee equal to 15% of gross revenues of Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the amount of Orlando Breeze Resort Club’s net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with our current expansion and development plans, our 2006 management fees were subject to the annual net income limitation. Accordingly, for the year ended December 31, 2006, management fees recognized were $1.9 million. For financial reporting purposes, management fees from Silverleaf Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) Silverleaf Club’s net income. The Silverleaf Club Management Agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. As a result of the past performance of the Silverleaf Club, it is uncertain whether Silverleaf Club will consistently generate positive net income. Therefore, future income to the Company under the Management Agreement with Silverleaf Club could be limited. At December 31, 2006, there were approximately 100,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 900 Vacation Interval owners who pay dues to Orlando Breeze Resort Club. If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club Management Agreement.

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

Samplers. Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the year ended December 31, 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler sales. The amount of the reduction to sales and marketing expense for sampler sales in 2006 was $2.9 million. Prior to SFAS No. 152, sampler sales were reported separately as revenue. We recognized $2.6 million and $2.2 million in revenues from sampler sales for the years ended December 31, 2005 and 2004, respectively.

Utility Services. At December 31, 2004, we owned the water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. We also owned the waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. We maintained permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at the Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts. In March 2005, all of our utility services assets and liabilities were sold for an aggregate sales price of $13.1 million, which resulted in a pretax gain of $879,000. Certain of the purchasers of these utility assets entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the eight timeshare resorts to which the transferred utility assets relate. The purchasers of these utility assets charge the timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, the purchasers of these utility assets charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality.

Other Property. At December 31, 2005, we owned approximately 11 acres in Mississippi, and we are entitled to 85% of any profits from this land. An affiliate of a director of the Company owns a 10% net profits interest in this land. We subsequently sold approximately 9 acres of this land during the first quarter of 2006 for approximately $789,000, which resulted in a pretax gain of approximately $499,000.

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

Participation in Vacation Interval Exchange Networks

Silverleaf Plus Program. In February 2006 we began offering the new Silverleaf Plus program. This program, administered through Silverleaf Club, includes all of the prior benefits to Silverleaf Owners plus enhanced vacation options through the Silverleaf exchange program. In addition to use of their owned weeks and bonus time, Silverleaf Owners who purchase under the Silverleaf Plus program can also split their weeks into a minimum of 2-day up to 5-day increments, and extend any unused days into the following year.

Internal Exchanges. Each Silverleaf Owner has certain exchange privileges through the Silverleaf Club which may be used on an annual basis to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) of equal or lower rating at any other of our Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents” or “Chairmans” Vacation Interval. These exchange rights are a convenience we provide Silverleaf Owners as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 5,168 exchanges occurred in 2006. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange.

Exchanges. We believe that our Vacation Intervals are made more attractive by our participation in a Vacation Interval exchange network operated by RCI. At December 31, 2006, the Existing Resorts (except for Orlando Breeze) are registered with RCI, and approximately 42% of Silverleaf Owners participate in RCI's exchange network. Membership in RCI allows participating Silverleaf Owners to exchange their occupancy right in a unit in a particular year for an occupancy right at the same time or a different time of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. At December 31, 2006, RCI’s designation of our units of red, white, and blue Vacation Intervals is approximately 67%, 20%, and 13%, respectively. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. The annual membership fees in RCI, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of approximately $164 for domestic exchanges and $199 for foreign exchanges. Silverleaf Club charges an exchange fee of $75 for each exchange through its internal exchange program. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Risk Factors” for a description of risks associated with the exchange programs.

Orlando Breeze is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI. An owner of a Vacation Interval at Orlando Breeze may, for annual membership fees and exchange fees similar to those charged by RCI, become a member of the Interval International timeshare exchange system.

Competition

All of our operations are contained within and are in support of a single industry segment - the vacation ownership industry - and we currently operate in only six geographic areas of the United States. These geographic areas are Texas, Missouri, Massachusetts, Illinois, Georgia, and Florida. We encounter significant competition from other timeshare resorts in the markets that we serve. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott International (Marriott Vacation Club brands), The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, and Four Seasons Resorts have entered the industry. Other companies in the timeshare industry, including Sunterra Corporation (“Sunterra”), Wyndham Worldwide Corporation (“Wyndham”), through its Wyndham Vacation Resorts (formerly Fairfield Resorts), and WorldMark by Wyndham (formerly Trendwest Resorts), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Ramada Vacation Suites (“Ramada”), and Bluegreen Corporation (“Bluegreen”) are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

Wyndham, Sunterra, and Bluegreen own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills and Ozark Mountain resorts, and to a lesser extent with our Timber Creek Resort. Sunterra also owns a resort that is located near and competes with Piney Shores Resort. Additionally, there are a number of public or privately-owned and operated timeshare resorts in most states in which we own resorts that compete with the Existing Resorts.

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

The American Resort Development Association (“ARDA”) recently published a study entitled State of the Vacation Timeshare Industry, 2006 United States Study (the “ARDA Study”), which reported sales volume in the United States of $8.6 billion for 2005, compared to $4.2 billion in 2000 and $2.2 billion in 1996, equating to a 10-year compound annual growth rate exceeding 16 percent. The study estimated that 4.1 million households owned one or more U.S. timeshare intervals or points equivalent at January 1, 2006, representing a 5.1 percent increase over the amount reported one year earlier; however, there can be no assurance that the existing levels of growth in timeshare demand will continue or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal “Do-Not-Call Implementation Act” (the “DNC Act”), which was enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. Violations could result in penalties up to $11,000 per violation. The FTC has reported that approximately 107 million telephone numbers had been registered on the National Do Not Call List Registry by the end of 2005. Since the introduction of state and federal Do-Not-Call legislation, we have become somewhat more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

We believe we are in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals in the jurisdictions in which we currently do business. However, we are normally and currently the subject of a number of consumer complaints and regulatory inquiries generally relating to our marketing or sales practices. We always attempt to resolve all such complaints or inquiries directly with the consumer or the regulatory authority involved. We cannot be certain that all of these complaints and inquiries by regulators can be resolved without adverse regulatory actions or other consequences, such as class action lawsuits or rescission offers. We expect some level of consumer complaints in the ordinary course of business as we aggressively market and sell Vacation Intervals to households, which may include individuals who may not be financially sophisticated. We cannot be certain that the costs of resolving consumer complaints, regulatory inquiries, or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which we conduct sales or wish to conduct sales in the future will not be significant, that we are in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications, including negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity, or financial condition. Further, we cannot be certain that either the federal government or states having jurisdiction over our business will not adopt additional regulations or take other actions that would adversely affect our results of operations, liquidity, and financial condition.

During the 1980's and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the “Merged Companies,” or individually “Merged Company”). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the “Orders”) to which certain of the Merged Companies consented in the 1980’s purport to bind all successors and assigns, and accordingly may also be enforceable against the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders; however, each Order purports to bind generically unnamed “officers, directors, and employees” of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

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

We have established compliance and supervisory methods in training sales and marketing personnel as to adherence to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management personnel prepare a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training that includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. Additionally, sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests. We have supervisors to monitor compliance with all state and federal Do-Not-Call regulations.

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

We conducted Phase I environmental assessments at each of our resorts during 2001 or later, in order to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. Our Phase I assessments of the properties did not reveal any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations taken as a whole; nor are we aware of any such material environmental liability. Nevertheless, it is possible that our Phase I assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us. We do not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on our results of operations, liquidity, or financial condition.

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

Utility Regulation. At December 31, 2004, we owned the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. The Texas Natural Resource Conservation Commission is the primary state umbrella agency regulating utilities at the resorts in Texas; and the Missouri Department of Natural Resources and Public Service Commission of Missouri are the primary state umbrella agencies regulating utilities at the resorts in Missouri. The Environmental Protection Agency, division of Water Pollution Control, and the Illinois Commerce Commission are the primary state agencies regulating water utilities in Illinois. These agencies regulate the rates and charges for the services (allowing a reasonable rate of return in relation to invested capital and other factors), the size and quality of the plants, the quality of water supplied, the efficacy of waste-water treatment, and many other aspects of the utilities' operations. The agencies have approval rights regarding the entity owning the utilities (including its financial strength) and the right to approve a transfer of the applicable permits upon any change in control of the entity holding the permits. Other federal, state, regional, and local environmental, health, and other agencies also regulate various aspects of the provision of water and waste-water treatment services. In March 2005, all of our utility services assets and liabilities were sold for an aggregate sales price of $13.1 million, which resulted in a pretax gain of $879,000.

Other Regulation. Under various state and federal laws governing housing and places of public accommodation, we are required to meet certain requirements related to access and use by disabled persons. Although we believe that our facilities are generally in compliance with present requirements of such laws, we are aware of certain of our properties that are not in full compliance with all aspects of such laws. We are presently responding, and expect to respond in the future, to inquiries, claims, and concerns from consumers and regulators regarding our compliance with existing state and federal regulations affording the disabled access to housing and accommodations. It is our practice to respond positively to all such inquiries, claims and concerns and to work with regulators and consumers to resolve all issues arising under existing regulations concerning access and use of our properties by disabled persons. We believe that we will incur additional costs of compliance and/or remediation in the future with regard to the requirements of such existing regulations. Future legislation may also impose new or further burdens or restrictions on owners of timeshare resort properties with respect to access by the disabled. The ultimate cost of compliance with such legislation and/or remediation of conditions found to be non-compliant is not currently ascertainable, and while such costs are not expected to have a material effect on our business, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of our growth strategy in certain instances or reduce profit margins on our operations. We are also subject to a variety of local, state, and federal laws and regulations concerning health and sanitation, facility operations, fire safety and occupational safety.

Employees

At December 31, 2006, we had 1,956 full and part-time employees and the Clubs collectively had 770 full and part-time employees. Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

Insurance

We carry comprehensive liability, fire, hurricane, and storm insurance with respect to our resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties, which we believe are adequate. There are, however, certain types of losses (such as losses arising from floods and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose the capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, liquidity, or financial condition. We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF OUR INDEBTEDNESS AND SENIOR CREDIT FACILITIES AT DECEMBER 31, 2006

Existing Indebtedness. We use the following credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. The credit facilities secured by customer notes receivable allow advances ranging from 75% to 80% of the unpaid balance of certain eligible customer notes receivable. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our off-balance sheet qualified special purpose entity, SF-III, as of December 31, 2006 (in thousands):

	MaximumAmount Available	12/31/06 Balance
Receivable Based Revolving Facilities	$295,000	$51,827
Receivable Based Non-Revolving Facilities	152,438	152,438
Inventory Loans	62,115	40,976
Sub-Total On Balance Sheet	509,553	245,241
Off-Balance Sheet Receivable Based Term Loan	52,295	52,295
Grand Total	$561,848	$297,536

Textron Facility. We have a long-standing relationship with Textron Financial Corporation dating back to August 1995. Since that time, we have had various loan facilities in place with Textron. Our facilities with Textron Financial are as follows at December 31, 2006:

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

•
Inventory Loans - We have two revolving inventory loan facilities in the aggregate amount of $16 million, revolving through June 2008 and due in August 2010, which bear interest at a rate of LIBOR plus 3.25% and Prime plus 3% with a 6% floor, respectively. We also have a $5 million inventory term loan facility with Textron that is due in March 2007 and bears interest at a rate of Prime plus 3% with a 6% floor.

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

CapitalSource Facility. During the second quarter of 2005, we entered into a $50 million receivables loan agreement with CapitalSource, which matures in April 2008 and bears interest at a rate of Prime plus 0.75%. We also have a $30 million revolving inventory loan facility with CapitalSource, which revolves through April 2009, is due in April 2011, and bears interest at a rate of Prime plus 1.5%.

Resort Funding Facility. During the second quarter of 2005, we entered into a $25 million receivables loan agreement with Resort Funding, which revolves through May 2007, matures in May 2010, and bears interest at a rate of Prime plus 1.5% with a 6.5% floor. We have not borrowed against this loan facility.

Wells Fargo Foothill Facility. During the fourth quarter of 2005, we entered into a $50 million receivables loan agreement with Wells Fargo Foothill, which was subsequently reduced to $35 million during the fourth quarter of 2006. This facility matures in December 2011 and bears interest at a rate of Prime plus 0.5% with a 6% floor. We also have a $15 million revolving inventory loan facility with Wells Fargo Foothill, which revolves through December 2008, matures in December 2010, and bears interest at a rate of Prime plus 2% with a 6% floor.

Silverleaf Finance III Facility. During the third quarter of 2005 we closed a term securitization transaction with a wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Real Estate Securities Inc. (“UBS”). The Series 2005-A Notes were issued pursuant to an Indenture between Silverleaf, as servicer of the timeshare receivables, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued by SF-III in four classes ranging from Class A through Class D notes with a blended fixed rate of 5.4%. The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody's Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.

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

Silverleaf Finance IV Facility. During the first quarter of 2006 we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC, a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note to UBS. During the fourth quarter of 2006 the facility was amended to increase the availability from $100 million to $125 million. The funding period was originally scheduled to end in March 2007 but was extended to December 2008, and the interest rate on advances by UBS to SF-IV was reduced from the initial rate of LIBOR plus 1.5% to LIBOR plus 1.25%. The revised facility will mature in December 2010. The VFN is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

Silverleaf Finance V Facility. In August 2006, we closed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance V, L.P., a Delaware limited partnership. SF-V was formed for the purpose of issuing approximately $128.0 million of its Timeshare Loan-Backed Notes Series 2006-A (“Series 2006-A Notes”) in a private offering and sale through UBS. The Series 2006-A Notes were issued pursuant to the terms and conditions of an indenture between ourselves as servicer, SF-V, as issuer, Silverleaf Finance V, LLC, as general partner of SF-V, and Wells Fargo Bank, National Association, as indenture trustee, custodian, backup servicer, and account intermediary. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended fixed rate of 6.7%. The Class A through Class G notes have been rated Aaa, Aa2, A2, Baa1, Baa2, Baa3, and Ba2 respectively by Moody’s Investors Service, Inc., and have a final maturity of July 2018.

The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf in three separate transactions from August 2006 to November 2006. The original amount of notes receivable purchased by SF-V to secure the Series 2006-A Notes was $155.1 million and the balance of eligible notes receivable pledged as collateral at December 31, 2006 was $132.2 million. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-V are being acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. We will continue to service the customer notes receivable sold to SF-V under the terms of the indenture and will receive a fee for our services.

Senior Subordinated Notes. We have $3.8 million of 6% senior subordinated notes due April 2007, $2.1 million of 10½% senior subordinated notes due April 2008, and $24.7 million of 8% senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1. Our payment and performance under these senior subordinated notes has been guaranteed by all of our present and future domestic restricted subsidiaries.

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2005 and 2006 (in thousands):

	December 31,		Revolving		Interest
	2005	2006	Term	Maturity	Rate
$100 million Textron receivable-based revolver (the loan agreement is currently limited to $60 million of availability).	$53,661	$28,903	6/30/08	6/30/11	Prime + 1.00%
$50 million CapitalSource receivable-based revolver	28,800	22,831	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	—	93	12/31/08	12/31/11	Prime + 0.50%
$125 million SF-IV receivable-based revolver	—	—	12/3/08	12/3/10	LIBOR+1.25%
$25 million Resort Funding receivable-based revolver	—	—	5/20/07	5/20/10	Prime + 1.50%
$66.4 million Textron receivable-based non-revolving conduit loan	37,224	25,090	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	20,839	14,210	—	9/22/11	7.90%
$128 million SF-V receivable-based non-revolver	—	113,138	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	10,000	10,000	8/31/08	8/31/10	LIBOR+3.25%
$6 million Textron inventory loan agreement	—	5,000	8/31/08	8/31/10	Prime + 3.00%
$5 million Textron inventory loan agreement	3,335	1,115	—	3/31/07	Prime + 3.00%
$30 million CapitalSource inventory loan agreement	15,000	18,876	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	6,000	5,985	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	2,282	7,590	—	various	various

Total notes payable	177,141	252,831
Capital lease obligations	128	1,719	—	various	various
Total notes payable and capital lease obligations	177,269	254,550

6.0% senior subordinated notes, due 2007	3,796	3,796	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	2,562	854	—	4/1/07	6.00%
Total senior subordinated notes	33,175	31,467

Total	$210,444	$286,017

We have $264.3 million available funding under our current debt facilities. At December 31, 2006, the LIBOR rates on our senior credit facilities were 5.32% (1 month) and 5.37% (3 month) and the Prime rate on these facilities was 8.25%.

Financial Covenants Under Senior Credit Facilities.

The Company’s senior credit facilities discussed above provide certain financial covenants that we must satisfy. Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities. The financial covenants as they exist at December 31, 2006 are described below.

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

Marketing and Sales Expenses Covenant. Our ratio of marketing expenses to Vacation Interval sales for the latest rolling 12 months then ended must not equal or exceed 55% as of the last day of any fiscal quarter. Two senior lenders have increased the ratio we are required to stay below to 57% as of the last day of each fiscal quarter.

Minimum Loan Delinquency Covenant. Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter.

Debt Service Covenant. Our ratio of (i) earnings before interest, income taxes, depreciation and amortization (“EBITDA”) less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense for such period, for the latest rolling 12 months then ending must not be less than 1.25 to 1 as of the last day of each fiscal quarter.

Profitable Operations Covenant. Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00.

Leverage Ratio Covenant. Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans.

FICO Score Covenant. Our weighted average FICO Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO score can be obtained must not be less than 640 for any fiscal calendar quarter.

Our credit facilities also contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The credit agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit the senior lenders to accelerate the maturity of the facility.

As of December 31, 2003 and all periods thereafter, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

Termination of Silverleaf Finance I Facility

During the fourth quarter of 2000, our qualified special purpose entity, SF-I, entered into a loan and security agreement with Autobahn Funding Company LLC (“Autobahn”), as Lender, DZ Bank, as Agent, and other parties. We serviced receivables that we sold to SF-I under a separate agreement. SF-I pledged the receivables it purchased from us as collateral for funds borrowed from Autobahn. The facility began with a maximum borrowing capacity of $100 million and a scheduled maturity of October 2005. It was subsequently extended to revolve through March 2006 with a final maximum borrowing capacity of $75 million. We dissolved SF-I simultaneously with the sale of our timeshare receivables to SF-III during the third quarter of 2005.

ITEM 1A. RISK FACTORS

If our assumptions and estimates in our business model are wrong, our future results could be negatively impacted.

The financial covenants in our credit facilities are based upon a business model prepared by our management. We used a number of assumptions and estimates in preparing the business model, including:

•	We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;

•	We assumed that our level of sales and operating profits and costs can be maintained and will grow in future periods;

•	We assumed the availability of credit facilities necessary to sustain our operations and anticipated growth; and

•	We assumed that we can raise the prices on our products and services as market conditions allow.

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

We operate principally within the timeshare industry. Our results of operations and financial condition could be negatively affected by any of the following events:

•	An oversupply of timeshare units,

•	A reduction in demand for timeshare units,

•	Changes in travel and vacation patterns,

•	A decrease in popularity of our resorts with our consumers,

•	Governmental regulations or taxation of the timeshare industry, and

•	Negative publicity about the timeshare industry.

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

We recorded 17.3% of the purchase price of Vacation Intervals as estimated uncollectible revenue for the year ended December 31, 2006, which resulted in a decrease in our sales revenue of $32.5 million for the year 2006, in accordance with SFAS 152 which we adopted effective January 1, 2006. When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we will incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 61% of Vacation Interval sales took place in 2006), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency. We would only recover an amount that the indebtedness owed to us exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy.

At December 31, 2006, we had Vacation Interval customer notes receivable in the approximate principal amount of $297.4 million, and had an allowance for uncollectible notes of approximately $68.1 million. We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our banks. At December 31, 2006, we either directly or through our fully consolidated finance subsidiaries owed approximately $245.2 million of principal to our senior lenders.

Borrowing Base. We have receivable-based loan agreements with senior lenders to borrow up to approximately $447.4 million. We pledged our customer promissory notes and mortgages as security under these agreements. Our senior lenders typically lend us 75% to 80% of the principal amount of our customers' notes, and payments from Silverleaf Owners on such notes are credited directly to the senior lender and applied against our loan balance. At December 31, 2006, we had a portfolio of approximately 36,104 Vacation Interval customer notes receivable in the approximate principal amount of $297.4 million. Approximately $4.7 million in principal amount of our customers' notes were 61 days or more past due and, therefore, ineligible as collateral. The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the costs of development, marketing, and sale of the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2006, our portfolio of customer loans had a weighted average fixed interest rate of 15.7%. At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 7.9%. We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 38% of our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our senior lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial condition. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from operating activities.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan with Silverleaf Finance II, Inc., a Delaware corporation, for a notional amount of $39.3 million at December 31, 2006, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at December 31, 2006.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $52.3 million at December 31, 2006, bear interest at a blended fixed rate of 5.4%, and our Series 2006-A Notes related to SF-V bear interest at a blended fixed rate of 6.7%.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had an average maturity of 6.75 years at December 31, 2006. Our senior credit facilities have scheduled maturity dates between April 2008 and July 2018. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be declared to be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in 2007 and subsequent periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the term of our existing funding commitments beyond their scheduled maturity dates or to replace such commitments upon their expiration, with the exception of our debt with Textron Financial Corporation, noted directly below. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation into one revolving loan. As a result of the amended and restated loan and security agreement, the funding period on the consolidated debt has been extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced. This transaction is described in more detail under the heading “Subsequent Events” in Note 17 to our Consolidated Financial Statements beginning on page F-1.

Impact on Sales. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals.

We may not be able to obtain additional financing.

Several unpredictable factors may cause our adjusted EBITDA to be insufficient to meet debt service requirements or satisfy financial covenants. We incurred net losses in one of the past five years. Should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

Many of the factors that will determine whether or not we generate sufficient EBITDA to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

•    the number of sales of Vacation Intervals;

•    the average purchase price per interval;

•    the number of customer defaults;

•    our cost of borrowing;

•    our sales and marketing costs and other operating expenses; and

•    the continued sale of notes receivable.

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

Our agreements with our various lenders may:

•	require a substantial portion of our cash flow to be used to pay interest expense and principal;

•	impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures or other purposes; and

•	limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

We may not be able to manage our financial leverage as we intend, and we may not be able to achieve an appropriate balance between the rate of growth which we consider acceptable and future reductions in financial leverage. If we are not able to achieve growth in adjusted EBITDA, we may not be able to refinance our existing debt obligations and we may be precluded from incurring additional indebtedness due to cash flow coverage requirements under existing or future debt instruments.

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

We are dependent on our key personnel.

The loss of the services of the key members of management or our inability to hire when needed, retain, and integrate needed new or replacement management and employees could have a material adverse effect on our results of operations, liquidity, and financial condition in future periods.

We will incur costs at our resorts for additional development and construction activities.

We intend to continue to develop our Existing Resorts. We also intend to acquire or develop additional timeshare resorts; however, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

•	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;

•	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and

•	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

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

Most of our resorts are located in rustic areas; which in the past have often required us to provide public utility water and sanitation services in order to proceed with development. This development is subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development. Although we are not currently operating any such utilities, if future development requires that we do, we would be subject to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water.

In March 2005, we sold the water distribution and waste water treatment utilities assets at eight of our resorts located in Texas, Illinois and Missouri. The purchasers of those assets entered into separate services agreements to provide uninterrupted water supply and waste water treatment services to the eight resorts and to maintain the utilities assets. The purchasers have also agreed to provide sufficient future capital additions at each resort as will be required to provide at least the same level of utility services to the resort as is currently provided. Failure by the purchasers of these utility assets to supply service to the resorts or to adequately maintain and expand when required the water distribution and waste water treatment utilities assets could impact our ability to provide the utilities necessary to operate the resorts or to expand them, either of which could have a material effect on our results of operation.

We must incur costs to comply with laws governing accessibility of facilities to disabled persons.

We are subject to a number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act (the “ADA”), that impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. The ADA requirements did not become effective until after January 1, 1991. Although we believe our Existing Resorts are substantially in compliance with these laws, we will incur additional costs to fully comply with these laws. Additional federal, state, and local legislation may impose further restrictions or requirements on us with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known, however such costs are not expected to have a material effect on our results of operations, liquidity, and financial condition.

We may be vulnerable to regional conditions.

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Our current geographic concentration could make us more susceptible to adverse events or conditions that affect these areas in particular. At December 31, 2006, 54% of our owners lived in Texas, 15% lived in Illinois, 8% lived in Massachusetts, and 4% lived in Missouri. Our remaining customer base lives primarily in other states within the United States of America.

We may be liable for environmental claims.

Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2001 or later by independent environmental consultants for all of the Existing Resorts. The reports did not reveal, nor are we aware of, any environmental liability that would have a material adverse effect on our results of operations, liquidity, or financial condition. We cannot be certain that the Phase I reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to us.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services, and as of December 31, 2006, the Existing Resorts are qualified for participation in the RCI exchange network (except for Orlando Breeze, which is qualified through Interval International, a competitor of RCI). We cannot be certain that we will be able to continue to qualify the Existing Resorts or any future resorts for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

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

Our sales are seasonal in nature.

Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our operating results could be negatively impacted by these factors.

We are not insured for certain types of losses.

We do not insure certain types of losses (such as losses arising from floods and acts of war) either because insurance is unavailable or unaffordable. Should an uninsured loss or a loss in excess of insured limits occur, we could be required to repair damage at our expense or lose our capital invested in a resort, as well as the anticipated future revenues from such resort. We would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Our results of operations, liquidity, and financial condition could be adversely affected by such losses.

We will continue to be leveraged.

Our ability to finance customer notes receivable and develop our resorts is dependent upon borrowed funds, which would be collateralized by certain of our assets. In addition, our loan agreements contain financial covenants that must be complied with in order to continue to borrow additional funds. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our results of operations, liquidity, and financial condition. Future loan agreements would likely contain similar restrictions.

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

Common Stock could be impacted by our indebtedness.

The level of our indebtedness could negatively impact holders of our Common Stock, because:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;

•	negative covenants in our loan agreements may limit our management’s ability to operate our business in the best interests of our shareholders;

•	some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and

•	increased interest expense will reduce earnings, if any.

We could lose the right to manage the Clubs.

Each Existing Resort has a Club that operates through a centralized organization called Silverleaf Club, to manage most of our Existing Resorts on a collective basis, except for Orlando Breeze, which has its own Club. The consolidation of operations at most of our Existing Resorts through Silverleaf Club permits:

•	a centralized reservation system for all resorts;

•
substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

•	centralized management for the entire resort system;

•	centralized legal, accounting, and administrative services for the entire resort system; and

•	uniform implementation of various rules and regulations governing all resorts.

We currently have the right to unilaterally appoint the board of directors or governors of the Clubs until the respective control periods have expired (typically triggered by the cessation of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law. Thereafter, the bylaws of certain of the Clubs require that a majority of the members of the board of directors or governors of those Clubs be owners of Vacation Intervals of those resorts. The loss of control of the board of directors or governors of the Clubs could result in our being unable to unilaterally cause the renewal of the Management Agreement with the Silverleaf Club when it expires in 2010. This could result in a loss of revenue and have other materially adverse effects on our business, financial condition, or results of operations.

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

While we report sales of Vacation Intervals as income for financial reporting purposes at the time of the sale after receiving a 10% to 15% down payment, for federal income tax purposes, we report substantially all Vacation Interval sales on the installment method. Under the installment method, we recognize income for regular federal income tax purposes on the sale of Vacation Intervals when cash is received in the form of a down payment and as payments on customer loans are received. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future in consequence of income previously reported in the financial statements) was $88.7 million at December 31, 2006, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $71.0 million at December 31, 2006), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable. If we should sell the installment notes or be required to factor them or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period the taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

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

Due to losses incurred in 2000 and 2001, we received refunds of AMT totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of our 2000 and 2001 AMT losses to 1999, 1998, and 1997. For 2006, we estimate our AMT liability is approximately $7.2 million, with the result that we will have total AMT credit carryforwards of approximately $8.5 million as of December 31, 2006.

Due to the exchange offer described under the next heading, an ownership change, within the meaning of Section 382(g) of the Code occurred. Under Section 383, the amount of the excess credits which exist as of the date of an ownership change can be used to offset tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which amount is defined as the tax liability which is attributable to so much of the taxable income as does not exceed the Section 382 limitation for such post-change year to the extent available after the application of various adjustments. As a result of the above-described refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code as a result of our ownership change. If it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the exchange offer, or if additional “ownership changes” within the meaning of Section 382(g) of the Code occur in the future, we cannot be certain that such ownership changes will not result in a limitation on the use of any such minimum tax credit. See the discussion under the next heading regarding possible future ownership changes.

Our use of net operating loss carryforwards could be limited by an ownership change.

We had net operating loss (“NOL”) carryforwards of approximately $162.4 million at December 31, 2006, for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three year period.

Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within Section 382(g) as of May 2, 2002 (the “change date”). As a result, the future utilization of approximately $36.2 million of our NOL as of December 31, 2006, is subject to limitation for regular federal income tax purposes. There is an annual limitation of approximately $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long term tax exempt rate. However, that annual limitation may be increased for any recognized built in gain, which existed as of the change date to the extent allowed in Section 382 of the Code. We believe that the built in gain associated with the installment sale gains as of the change date increases the annual limitation and will allow the utilization of most of the $36.2 million portion of our NOL as needed. Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the $36.2 million portion of our NOL. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest.

Moreover, we cannot be certain that future ownership changes will not limit or deny our future utilization of all of our NOL. The more than 50 percentage point test for a change in ownership is based on a three year lookback and will be determined for the three years commencing May 26, 2006, by including the 8,000,000 shares sold by two of our principal shareholders on that date, which resulted in an approximately 21.3 percentage point change in ownership based on the shares outstanding on that date. Therefore, that change in ownership, when combined with other changes before and after that date, could result in another more than 50 percentage point change in ownership in the future.

If we cannot utilize our NOL, we will be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity.

We could be liable for back payroll taxes if our independent contractors are reclassified as employees.

Although we treat all on-site sales personnel as employees for payroll tax purposes, we do have independent contractor agreements with certain sales and marketing persons or entities. We have not treated these independent contractors as employees and do not withhold payroll taxes from the amounts paid to such persons or entities. In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees, rather than as independent contractors, we could be liable for back payroll taxes. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We could be negatively impacted by National and state Do Not Call Lists.

We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers. On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on our telemarketing activities. The FCC has implemented, in conjunction with the Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls. The FTC has reported that approximately 107 million telephone numbers had been registered on the National Do Not Call Registry by the end of 2005. This could sharply limit the number of contacts we will be able to make through our telemarketing activities. We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. We cannot currently determine the impact that these new regulations could have on our sales; however, the large number of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods. The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation, which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. We will continue to assess both the rules' impact on operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules. In addition to the National Do Not Call List, various states have implemented Do Not Call legislation that also may affect our business.

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

The market trading price of our common stock has been and is likely to continue to be subject to significant fluctuations. For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $1.20 to a high of $5.00. Because of our stock’s history of trading volatility, we believe that significant market fluctuations are likely to continue in future periods.

The trading market for our Common Stock may be limited.

Approximately 45% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares. For example, the average daily trading volume for our shares for the two-month period ended February 28, 2007 was approximately 79,000 shares. There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of Common Stock by existing shareholders, including officers or directors, may adversely affect the market price of our Common Stock.

Approximately 55% of our common stock is held by affiliates, including our officers and directors. Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of The NASDAQ Capital Market.

Effective as of February 28, 2007, we began trading on The NASDAQ Capital Market and ceased trading on AMEX. However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on NASDAQ. Our failure to comply with NASDAQ listing standards could result in the delisting of our common stock by NASDAQ, thereby limiting the ability of our shareholders to sell our common stock.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2006, Robert E. Mead, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 24.7% of our outstanding common stock and one related entity, Grace Brothers, Ltd. (“Grace”), beneficially owned 16.2% of our common stock.  As a result, these individuals and entities are able to exert significant influence over the Company and its activities, including the nomination, election and removal of our board of directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site is located at www.sec.gov.

Our Internet address is www.silverleafresorts.com. On our Internet website, we provide a link to the SEC’s website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934 can be viewed. Upon request, we will make available free of charge copies of the aforementioned reports, as well as copies of the charters of the three independent committees of our board of directors and our Code of Business Conduct and Ethics. This information can be obtained by written request to us at: Silverleaf Resorts, Inc. Attention: Sandra G. Cearley, Corporate Secretary, 1221 River Bend Drive, Suite 120, Dallas, Texas 75247. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space. We also maintain two leased telemarketing centers in the Dallas area. Our sales are conducted primarily through sales centers located at our various resorts and a leased off-site sales center in Irving, Texas, which opened in March 2006.

At December 31, 2006, we owned a total of 13 timeshare resorts. Each of these resorts was encumbered by various liens and security agreements at December 31, 2006 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders. See Note 8 - Debt, in the Notes to our Consolidated Financial Statements for a further description of these credit facilities. Principal developmental activity which occurred at our Existing Resorts during 2006 and future plans are summarized below.

Continued Development of The Villages Resort. The Villages Resort, located approximately 100 miles east of Dallas, Texas, has 346 existing units. We intend to develop approximately 84 additional units (4,368 Vacation Intervals) at this resort in the future. During 2006 we did not add any new units at this resort.

Continued Development of Piney Shores Resort. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 190 existing units. We intend to develop approximately 102 additional units (5,304 Vacation Intervals) at this resort. During 2006, we added 12 new units at this resort.

Continued Development of Timber Creek Resort. Timber Creek Resort, located in Desoto, Missouri, has 72 existing units. We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2006, we did not add any new units at this resort.

Continued Development of Fox River Resort. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 228 existing units. We intend to develop approximately 222 additional units (11,544 Vacation Intervals) at this resort. During 2006, we added 6 new units at this resort.

Continued Development of Apple Mountain Resort. Apple Mountain Resort, located approximately 125 miles north of Atlanta, Georgia, has 72 existing units. We intend to develop approximately 144 additional units (7,488 Vacation Intervals) at this resort. During 2006, we did not add any new units at this resort.

Continued Development of Ozark Mountain Resort. Ozark Mountain Resort, located approximately 15 miles from Branson, Missouri, has 148 existing units. We intend to develop approximately 12 additional units (624 Vacation Intervals) at this resort. During 2006, we added 12 new units at this resort.

Continued Development of Holiday Hills Resort. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 446 existing units. We intend to develop approximately 456 additional units (23,712 Vacation Intervals) at this resort. During 2006, we added 24 units at this resort. In addition, in December 2005 we acquired approximately 81 acres of land near this resort that we intend to newly develop in the future.

Continued Development of Hill Country Resort. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 302 existing units. We intend to develop approximately 210 additional units (10,920 Vacation Intervals) at this resort. During 2006, we added 12 new units at this resort.

Continued Development of Oak N' Spruce Resort. Oak N’ Spruce Resort, located 134 miles west of Boston, Massachusetts, has 308 existing units. We intend to develop approximately 42 additional units (2,184 Vacation Intervals) at this resort in the future. During 2006, we added 24 new units at this resort.

Continued Development of Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort, located in Galveston, Texas, has 120 existing units. We intend to develop approximately 288 additional units (14,976 Vacation Intervals) at this resort. During 2006, we added 24 new units at this resort.

Continued Development of Orlando Breeze Resort. Orlando Breeze Resort, located in Davenport, Florida, just outside Orlando, Florida, has 48 existing units. We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2006, we did not add any new units at this resort. On January 4, 2006, we purchased an additional 30 acres contiguous to the Orlando Breeze Resort. We have not yet finalized plans for development of this property.

As of December 31, 2006, we had construction commitments of approximately $21.8 million.

Pinnacle Lodge. In April 2006 we purchased Pinnacle Lodge, a 64 room hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

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

Future Growth Strategy

Our future growth strategy is to conservatively increase annual revenues through a combination of:

•	continuing to develop new or existing resorts;

•	maintaining marketing, sales, and development activities at those resorts in accordance with our current business model;

•	concentrating on marketing to existing members, including sales of upgraded Vacation Intervals, additional week sales, and existing owner referral programs;

•	adding other assets and amenities to attract our customers by enhancing vacation experiences;

•	opening new off-site sales centers in major metropolitan areas; and

•	emphasizing our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of products for first time buyers.

Competitive Advantages

We believe our business affords us the following competitive advantages:

Convenient Getaway Locations. Our Getaway Resorts are located within a two-hour drive of a majority of our target customers' residences, which accommodates what we believe to be the growing demand for shorter, more frequent, close-to-home vacations. This proximity of our customer base to our resorts facilitates use of our Bonus Time program, allowing Silverleaf Owners to use vacant units, subject to availability and certain limitations. We believe we are the only timeshare operator that offers customers these expanded use benefits. Silverleaf Owners can also conveniently drive to and enjoy non-lodging resort amenities at our resorts year-round on a day use “country-club” type basis.

Substantial Internal Growth Capacity. At December 31, 2006, we had an inventory of 28,801 Vacation Intervals and a master plan to construct new units which will result in up to 83,616 additional Vacation Intervals at our Existing Resorts. Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2006, unless otherwise indicated.

Existing Resorts

		Units at Resorts				Vacation Intervals At Resorts				Vacation Intervals Sold
Resort/Location	Primary Market Served	Inventory At 12/31/06		Planned Expansion(b)		Inventory At 12/31/06	Planned Expansion		Date Sales Commenced	Through 12/31/06 (c)	In 2006 Only (a)	Percentage Through 12/31/06	Average Sales Price in 2006(a)	Amenities/ Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130		—		2,132	—		1982	4,368	311	67.2%	$9,008	B,F,G,H,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	346		84		5,606	4,368	(g)	1980	11,978	1,399	68.1%	10,502	B,F,H,M,S,T
Flint, TX	Ft. Worth, TX
Lake O' The Woods	Dallas-	64		—		847	—		1987	2,353	261	73.5%	7,801	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	190		102	(g)	3,432	5,304	(g)	1988	6,256	659	64.6%	12,127	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis,	72		24	(g)	1,768	1,248	(g)	1997	1,976	42	52.8%	11,744	B,F,G,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	228		222	(g)	3,105	11,544	(g)	1997	8,751	865	73.8%	12,063	B,F,G,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	72		144	(g)	2,083	7,488	(g)	1999	1,661	257	44.4%	10,692	G,H,M,S,T
Clarkesville, GA

Destination Resorts	Locations
Ozark Mountain	Branson,	148		12	(g)	937	624	(g)	1982	6,535	952	87.5%	10,962	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	446		456	(g)	2,734	23,712	(g)	1984	20,322	1,343	88.1%	14,230	G,S,T(e)
Branson, MO	MO
Hill Country	Austin-San	302	(f)	210	(g)	1,493	10,920	(g)	1984	13,839	1,912	90.3%	11,912	M,S,T(e)
Canyon Lake, TX	Antonio, TX
Oak N' Spruce	Boston, MA-	308		42	(g)	2,173	2,184	(g)	1998	13,843	1,309	86.4%	11,506	F,M,S,T
South Lee, MA	New York, NY
Silverleaf's Seaside	Galveston,	120		288	(g)	1,012	14,976	(g)	2000	5,228	530	83.8%	11,631	S,T
Galveston, TX	TX
Orlando Breeze	Orlando,	48		24	(g)	1,479	1,248	(g)	2005	1,017	15	40.8%	24,697	S
Davenport, FL	FL
Total		2,474		1,608		28,801	83,616			98,127	9,855	77.3%	$11,681

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. In this context, a sale of an “upgraded Vacation Interval” refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2006, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price For the Year Ended 12/31/06 — Net of Exchanged Interval
Holly Lake	58	$5,773
The Villages	713	7,153
Lake O' The Woods	49	6,105
Piney Shores	645	7,766
Hill Country	1,547	7,705
Timber Creek	7	6,415
Fox River	301	8,476
Ozark Mountain	485	7,946
Holiday Hills	2,293	8,799
Oak N’ Spruce	793	8,201
Apple Mountain	56	5,423
Silverleaf's Seaside	1,196	8,559
Orlando Breeze	634	9,518
	8,777

The average sales price for the 8,777 upgraded Vacation Intervals sold was $8,245 for the year ended December 31, 2006.

(b)
Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2006:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	68	16	84
Piney Shores	—	—	102	—	102
Timber Creek	—	—	24	—	24
Fox River	—	—	210	12	222
Apple Mountain	—	90	42	12	144
Ozark Mountain	—	—	12	—	12
Holiday Hills	—	—	444	12	456
Hill Country	—	—	182	28	210
Oak N' Spruce	—	—	30	12	42
Silverleaf's Seaside	—	112	164	12	288
Orlando Breeze	—	—	24	—	24
—	—	202	1,302	104	1,608

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

Bonus Time Program. Silverleaf Club’s Bonus Time program offers Silverleaf Owners a benefit not typically enjoyed by other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time program allows all Silverleaf Owners, who are current on their dues and installment payments, to use vacant units for up to three nights at a time at any of our owned resorts. Sunday through Thursday night stays are currently without charge, while Friday through Saturday stays presently cost $49.95 per night payable to Silverleaf Club. The Bonus Time program is limited based on the availability of units. Availability is created when a Silverleaf Owner does not use his or her owned week. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations. Owners of unused intervals that are utilized by the Bonus Time program are not compensated other than by their participation in the Bonus Time program.

Silverleaf Plus Program. In February 2006, we began offering the new Silverleaf Plus program. This program, administered through Silverleaf Club, includes all of the prior benefits to Silverleaf Owners plus enhanced vacation options through the Silverleaf exchange program. In addition to use of their owned weeks and bonus time, Silverleaf Owners who purchase under the Silverleaf Plus program can also split their weeks into a minimum of 2-day up to 5-day increments, and extend any unused days into the following year.

Year-Round Use of Amenities. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through the Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) of equal or lower rating at any other of our Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents” or “Chairmans” Vacation Interval. These exchange rights are a convenience we provide Silverleaf Owners as an accommodation to them, and are conditioned upon availability of the desired interval or resort. Approximately 5,168 exchanges occurred in 2006. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, most Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89. Orlando Breeze, is not under contract with RCI; however it is under contract with Interval International, Inc., a competitor of RCI.

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

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. At December 31, 2006, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory and management functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Our destination resort in Florida, Orlando Breeze, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

On-Site Security. Each of the Resorts is patrolled by security personnel who are either employees of the Management Club or personnel of independent security service companies that have contracted with the Clubs.

Description Of Timeshare Resorts Owned and Operated By Silverleaf

Getaway Resorts

Holly Lake Resort. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 1,205 acres within Holly Lake, of which approximately 1,133 acres may not be developed due to deed restrictions. At December 31, 2006, approximately 26 acres were developed. We currently have no future development plans.

At December 31, 2006 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, vinyl siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

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

At December 31, 2006, the resort contained 6,500 Vacation Intervals, of which 2,132 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $8,500 to $12,800 for one-week stays. During 2006, 311 Vacation Intervals were sold.

The Villages and Lake O' The Woods Resorts. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas-Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 619 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2006, approximately 148 acres were developed.

At December 31, 2006, 346 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 84 units are planned for development at The Villages and no additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes (two units); (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes and a sixteenplex; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. “Presidents Harbor” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant decor.

Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full service marina with convenience store, gas dock, boat launch, water-craft rentals, and covered and locked rental boat stalls; three swimming pools; two lighted tennis courts; miniature golf course; nature trails; camp sites; riding stables; soccer/softball field; children's playground; RV sites; a 9,445 square foot activity center with theater room with wide-screen television, reading room, grill, tanning beds, pool table, sauna, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use motor boats, paddle boats, and pontoon boats. Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

In 2006 we commenced construction of an indoor water park at the Villages. This planned attraction is focused on indoor fun and entertainment for people of all ages. When completed, the water park will include inner tube and body slides, a wave pool, a lazy river ride and an interactive play system topped by a tipping water bucket.

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

At December 31, 2006, the Villages contained 17,584 total Vacation Intervals, of which 5,606 remained available for sale. We plan to build 84 additional units at The Villages, which would yield an additional 4,368 Vacation Intervals available for sale. At December 31, 2006, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 847 remained available for sale. We have no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Harbor” intervals are priced at $10,500 to $23,000 depending on the value rating of the interval. During 2006, 1,399 and 261 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

Piney Shores Resort. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 112 acres. At December 31, 2006, approximately 71 acres were developed.

At December 31, 2006, 190 units were completed and 102 units are planned for development at Piney Shores Resort. All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain “lodge-style” units feature stone fireplaces, white-washed pine wall coverings, “age-worn” paint finishes, and antique furnishings. “Presidents Cove” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

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

At December 31, 2006, the resort contained 9,688 Vacation Intervals, of which 3,432 remained available for sale. We intend to build 102 additional units, which would yield an additional 5,304 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Cove” intervals are priced at $10,500 to $23,000 depending on the value rating of the interval. During 2006, 659 Vacation Intervals were sold.

Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 329 acres. At December 31, 2006, approximately 177 acres were developed.

At December 31, 2006, 72 units were completed and an additional 24 units are planned for future development at Timber Creek Resort. All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

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

At December 31, 2006, the resort contained 3,744 Vacation Intervals and 1,768 Vacation Intervals remained available for sale. We plan to build 24 additional units, which would collectively yield 1,248 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals). During 2006, 42 Vacation Intervals were sold.

Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 363 acres. At December 31, 2006, approximately 147 acres were developed.

At December 31, 2006, 228 units are completed and 222 units are planned for future development at Fox River Resort. All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture. “Presidents Lakeside” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

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

At December 31, 2006, the resort contained 11,856 Vacation Intervals and 3,105 Vacation Intervals remained available for sale. We plan to build 222 additional units, which would collectively yield 11,544 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Lakeside” intervals are priced at $10,500 to $31,500 depending on the value rating of the interval. During 2006, 865 Vacation Intervals were sold.

Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. At December 31, 2006, approximately 181 acres were developed.

At December 31, 2006, 72 units are completed and 144 units are planned for development at Apple Mountain Resort. The “lodge-style” units were the first units developed. Each unit is approximately 824 square feet with all units being two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture.

Amenities at the resort include a 9,445 square foot administration building and activity center featuring a theatre room with a wide screen television, a member services building, pool tables, arcade games, and snack area. Other amenities at the resort include two tennis courts, horseback riding, swimming pool, shuffleboard, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

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

At December 31, 2006, the resort contained 3,744 Vacation Intervals, of which 2,083 remained available for sale. We plan to build 144 additional units, which would yield an additional 7,488 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals). During 2006, 257 Vacation Intervals were sold.

Destination Resorts

Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort comprises 115 acres and is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2006, approximately 114 acres were developed. There are 8 acres that may not be developed due to deed restrictions.

At December 31, 2006, 148 units are completed and 12 units are planned for development at Ozark Mountain Resort. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, or fireplace. “Presidents View” units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan with front and back verandas, washer and dryer, and a more elegant decor.

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

At December 31, 2006, the resort contained 7,472 Vacation Intervals, of which 937 remained available for sale. We plan to build 12 additional units, which would yield an additional 624 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $10,000 to $17,500 for one-week stays, while one-week “Presidents View” intervals are priced at $13,500 to $25,500 depending on the value rating of the interval. During 2006, 952 Vacation Intervals were sold.

Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 484 acres, including a 91-acre golf course. At December 31, 2006, approximately 300 acres were developed.

At December 31, 2006, 446 units were completed and an additional 456 units are planned for future development. There are four types of timeshare units at this resort: (i) two bedroom, two bath, one-story fourplexes, (ii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iii) two bedroom, two bath, two-story fourplexes, and (iv) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. “Presidents Fairway” and “Chairmans Fairway” units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant décor.

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

At December 31, 2006, the resort contained 23,056 Vacation Intervals, of which 2,734 remained available for sale. We plan to build 456 additional units, which would yield an additional 23,712 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $9,995 to $17,500 for one-week stays (and start at $6,240 for biennial intervals), while one-week “Presidents Fairway” intervals are priced at $13,500 to $27,500 and “Chairmans Fairway” intervals are priced from $18,000 to $38,000, depending on the value rating of the interval. During 2006, 1,343 Vacation Intervals were sold.

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 110 acres. At December 31, 2006, approximately 39 acres were developed.

At December 31, 2006, 302 units were completed and 210 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, rattan and pine furnishings, or fireplace. 122 units feature our “lodge style.” 68 “Presidents Villas” units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant decor.

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

At December 31, 2006, the resort contained 15,332 Vacation Intervals, of which 1,493 remained available for sale. We plan to build 210 additional units, which collectively would yield 10,920 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $17,500 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Villas” intervals are priced at $10,500 to $35,500 depending on the value rating of the interval. During 2006, 1,912 Vacation Intervals were sold.

Oak N' Spruce Resort. In December 1997, we acquired the Oak N' Spruce Resort in the Berkshire mountains of western Massachusetts. The resort is located approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2006, approximately 37 acres were developed. There are 206 acres that we may not develop.

At December 31, 2006 the resort had 308 units completed and 42 units are planned for development. There are six types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse, (iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, and (vi) two-bedroom lodge style and “Presidents” style units. There is also a 21-room hotel at the resort that could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, health club, lounge, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

At December 31, 2006, the resort contained 16,016 Vacation Intervals, of which 2,173 remained available for sale. We plan to build 42 additional units, which would yield an additional 2,184 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $18,500 for one-week stays (and start at $5,400 for biennial intervals), while one-week “Presidents Oak” intervals are priced at $10,500 to $31,500 depending on the value rating of the interval. During 2006, 1,309 Vacation Intervals were sold.

Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2006, approximately 50 acres were developed.

At December 31, 2006, the resort had 120 units and an additional 288 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks.

With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a lodge with kitchen, tennis court, swimming pool, sand volleyball court, playground, picnic pavilion, horseshoes, and shuffleboard.

At December 31, 2006, the resort contained 6,240 Vacation Intervals of which 1,012 remained available for sale. We plan to build 288 additional units, which would yield an additional 14,976 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $9,500 to $19,000 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Seaside” intervals are priced at $13,500 to $35,500 depending on the value rating of the interval. During 2006, 530 Vacation Intervals were sold.

Orlando Breeze Resort. In October 2004, we acquired a 4.8-acre tract of land located in Davenport, Florida, just outside Orlando, Florida, for an aggregate purchase price of approximately $6.0 million. The site, formerly known as the Villas at Polo Park, is near the major Florida tourist attractions of Walt Disney World, Sea World, and Universal Studios. At December 31, 2006, approximately 4 acres were developed. In January 2006, we purchased approximately 30 acres of undeveloped land contiguous to the 4.8 acre tract of land in Davenport, Florida. Extensive pre-development work must be completed before we develop the property. Any development of the property is subject to State and Local Governmental approvals necessary for timeshare operations.

At December 31, 2006, the resort had 48 units and an additional 24 are planned for development. The units consist of two and three bedroom units, with eight two-bedroom units and eight three-bedroom units having been refurbished during 2005. Amenities within each refurbished unit include a living room with sleeper sofa, full kitchen, color television, ceiling fans, ceramic tile, Broyhill furniture, and aluminum patio furniture. Amenities at the resort include a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball and basketball courts.

At December 31, 2006, the resort contained 2,496 Vacation Intervals of which 1,479 remained available for sale. We plan to build 24 additional units, which would yield an additional 1,248 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $25,500 to $35,500 for one-week stays. During 2006, 15 Vacation Intervals were sold.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The Stock Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and it shall not otherwise be deemed filed under such Acts.

Set forth below is a line graph comparing the total cumulative return of our Common Stock since December 31, 2001 to (a) the S&P 500 Index, a broad equity market index, (b) the Russell 2000 Index, an index that measures the performance of stocks with small to medium-small market capitalization and (c) the Russell MicroCap Index, an index that measures the performance of stocks in the micro-cap segment of market capitalization. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Common Stock.

Only a few other publicly held companies engage in our principal line of business - the sale of vacation ownership intervals. Prominent among this limited group are The Walt Disney Company, Hilton Hotels Corporation, and Marriott International Inc. which are (i) diversified, with far less than 50% of their respective revenues attributable to vacation ownership interval sales, and (ii) substantially larger than we are in terms of revenue, assets and market capitalization. Therefore, we concluded that there was not a sufficient body of reliable market data for us to use a comparison peer group. Therefore, since 1998 we have used the Russell 2000 Index as an index of issuers with similar market capitalization. In 2006 our stock was added to the Russell MicroCap Index. As a result, we have elected to compare the performance of our stock to the S&P 500 Index and the Russell MicroCap Index for all future years and to cease comparing our stock to the Russell 2000. The following graph compares the performance of our stock to the S&P 500 Index, the Russell 2000 Index and the Russell MicroCap Index.

The graph assumes $100 was invested on December 31, 2001 in our stock, the S&P 500, the Russell 2000 and the Russell MicroCap and assumes dividends are reinvested. Silverleaf’s cumulative total return of $7,450 is due to the growth in the bid price of our common stock from $0.06 at December 31, 2001 to $4.47 at December 31, 2006.

	Measurement Period (Fiscal Year Covered)
	12/01	12/02	12/03	12/04	12/05	12/06

Silverleaf Resorts, Inc.	100.00	583.33	1333.33	2300.00	5433.33	7450.00
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Russell MicroCap	100.00	83.90	139.57	159.31	163.40	190.43

The following table sets forth the high and low closing prices of our Common Stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. The Common Stock prices from January 2005 to September 18, 2005 are the closing bid prices as quoted on the OTC Bulletin Board. During the third quarter of 2005 the American Stock Exchange (“AMEX”) approved our application to list our shares of Common Stock under the ticker symbol “SVL”. Our stock began trading on the AMEX effective September 19, 2005. From that point forward the Common Stock prices shown are the closing bid prices as quoted on the AMEX.

	High	Low
Year Ended December 31, 2005:
First Quarter	$1.60	$1.20
Second Quarter	1.58	1.25
Third Quarter	2.05	1.41
Fourth Quarter	4.29	1.35

Year Ended December 31, 2006:
First Quarter	$3.89	$2.95
Second Quarter	5.00	3.10
Third Quarter	3.82	3.13
Fourth Quarter	4.47	3.82

As of December 31, 2006, we believe that there were approximately 2,207 holders of our Common Stock, which is the only class of our equity securities outstanding.

We listed our common stock on The NASDAQ Capital Market, under the symbol “SVLF”, effective as of the opening of the market on February 28, 2007. As a result, trading in Silverleaf common stock ceased on the American Stock Exchange effective at the closing of the markets on February 27, 2007.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect to payment of dividends under our senior credit facilities, and other factors that our Board of Directors deems relevant.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Historical Financial and Operating Information

The Selected Consolidated Historical Financial and Operating Information should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K. As discussed under the heading “Significant Accounting Policies Summary” in Note 2 to our Consolidated Financial Statements beginning on page F-1, in 2006 we changed our accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, and changed our accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment. As a result, some of the amounts in the following tables for 2002 to 2005 may not be comparable to 2006.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share amounts)
Statement of Income Data:
Revenues:
Vacation Interval sales	$122,805	$123,585	$138,046	$146,416	$187,481
Estimated uncollectible revenue	—	—	—	—	(32,491)
Sampler sales	3,634	1,765	2,150	2,623	—
Net sales	126,439	125,350	140,196	149,039	154,990

Interest income	37,537	34,730	37,843	38,154	46,248
Management fee income	1,920	1,547	1,201	1,856	1,861
Gain on sale of notes receivable	6,838	3,205	1,915	6,457	—
Other income	2,324	2,834	2,522	6,402	3,785
Total revenues	175,058	167,666	183,677	201,908	206,884

Costs and operating expenses:
Cost of Vacation Interval sales	23,123	22,657	24,964	23,427	19,003
Sales and marketing	66,384	65,775	71,890	74,667	93,957
Provision for uncollectible notes	24,562	53,673	26,811	23,649	—
Operating, general and administrative	31,432	26,209	25,639	28,038	32,315
Depreciation	4,486	3,806	3,588	2,723	2,539
Interest expense and lender fees	22,192	16,550	17,627	17,253	21,662
Total costs and operating expenses	172,179	188,670	170,519	169,757	169,476

Other income:
Gain on early extinguishment of debt	17,885	6,376	—	—	—
Total other income	17,885	6,376	—	—	—

Income (loss) before (benefit) provision for income taxes and discontinued operations	20,764	(14,628)	13,158	32,151	37,408
(Benefit) provision for income taxes	(1,523)	86	23	9,725	14,402

Income (loss) from continuing operations	22,287	(14,714)	13,135	22,426	23,006

Discontinued operations:
Gain on sale of discontinued operations (net of taxes)	—	—	—	613	—
Income from discontinued operations (net of taxes)	506	794	624	128	—
Income from discontinued operations	506	794	624	741	—

Net income (loss)	$22,793	$(13,920)	$13,759	$23,167	$23,006

Net income (loss) per share — Basic (a)
Income (loss) from continuing operations	$0.77	$(0.40)	$0.35	$0.61	$0.61
Income (loss) from discontinued operations	0.02	0.02	0.02	0.02	—
Net income (loss)	$0.79	$(0.38)	$0.37	$0.63	$0.61

Net income (loss) per share — Diluted (a)
Income (loss) from continuing operations	$0.77	$(0.40)	$0.33	$0.57	$0.59
Income (loss) from discontinued operations	0.02	0.02	0.02	0.02	—
Net income (loss)	$0.79	$(0.38)	$0.35	$0.59	$0.59

Weighted average number of shares issued and outstanding — Basic	28,825,882	36,826,906	36,852,133	36,986,926	37,579,462
Weighted average number of shares issued and Outstanding — Diluted	28,825,882	36,826,906	38,947,854	39,090,921	39,261,652

	December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,153	$4,093	$10,935	$10,990	$11,450
Notes receivable, net of allowance for uncollectible notes	233,237	193,379	196,466	177,572	229,717
Amounts due from affiliates	750	150	288	680	1,251
Inventories	102,505	101,399	109,303	117,597	147,759
Total assets	398,245	351,787	369,506	361,796	474,530
Amounts due to affiliates	2,221	656	929	544	246
Notes payable and capital lease obligations	236,413	215,337	218,310	177,269	254,550
Senior subordinated notes	45,919	36,591	34,883	33,175	31,467
Total liabilities	296,626	264,088	268,038	236,961	326,338
Shareholders' equity	101,619	87,699	101,468	124,835	148,192

Cash Flows Data:
Net cash provided by (used in) operating activities	$57,294	$23,953	$9,404	$75,681	$(45,648)

In previously issued Statements of Cash Flows, we reported the operating and investing activities of our discontinued operations on a combined basis as a single amount. In 2006, we separately disclosed those activities within our other operating and investing activities. In addition, during 2006 we reflected cash restricted for repayment of debt as a financing activity rather than an operating activity. Accordingly, we revised the 2002 to 2005 Cash Flows Data above for comparability purposes to 2006.

	As of and For the Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Other Operating Data:
Number of Existing Resorts at period end	19	12	12	13	13
Number of Vacation Intervals sold (excluding Upgrades)(b)	8,224	9,560	10,431	8,332	9,855
Number of in-house Vacation Intervals sold	7,746	4,833	4,816	6,576	8,777
Number of Vacation Intervals in inventory	24,121	24,255	22,857	27,396	28,801
Average price of Vacation Intervals sold (excluding Upgrades)(b)(c)	$9,846	$9,510	$10,031	$11,124	$11,681
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$5,401	$6,759	$6,938	$8,171	$8,245

(a)	Net income (loss) per share is based on the weighted average number of shares issued and outstanding.

(b)
Vacation Intervals sold during the years ended December 31, 2002, 2003, 2004, 2005, and 2006, include 1,572 biennial intervals (counted as 786 annual Vacation Intervals), 1,620 biennial intervals (counted as 810 annual Vacation Intervals), 2,556 biennial intervals (counted as 1,278 annual Vacation Intervals), 2,780 biennial intervals (counted as 1,390 annual Vacation Intervals), and 5,117 biennial intervals (counted as 2,558 annual Vacation Intervals), respectively.

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

Executive Summary

We are in the business of owning and operating thirteen timeshare resorts as of December 31, 2006. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals, and from the interest earned from financed sales of such timeshare interests. As of December 31, 2006, seven of our resorts are located within one and one half to two hours of major metropolitan areas (“getaway resorts”), which are the primary market for timeshare sales to new purchasers. Six of our resorts are in destination resort areas located further from major metropolitan areas (“destination resorts”). The principal purchasers of timeshare interests at the destination resorts are existing owners who are upgrading or buying additional interests.

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

•	Our fixed-to-floating debt ratio is 62% fixed and 38% floating. An increase in interest rates above the floor rates on our variable rate facilities could have a negative impact on our profitability.

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to have the liquidity necessary to fund our costs and expenses. We presently have adequate credit facilities to fund our operations through December 2008. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today. In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation into one revolving loan. As a result of the amended and restated loan and security agreement, the funding period on the consolidated debt has been extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced. This transaction is described in more detail under the heading “Subsequent Events” in Note 17 to our Consolidated Financial Statements beginning on page F-1.

•	We believe there are two areas which are particularly important to our success as a business:

▪▪
The first area is identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable provision for uncollectible notes.

▪▪	The second area is to keep sales and marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and Vacation Interval sales.

We earn revenue and income and finance our operations as follows:

•
Our primary source of revenue is Vacation Interval sales. Vacation Interval sales are a combination of sales to new customers and upgrade and/or additional week sales to existing customers. We have been focusing on increasing the percentage mix of sales to existing customers in 2004, 2005, and 2006. In addition we have been focusing on identifying potential new customers who have better credit characteristics that will ultimately be more likely to pay their principal and interest when due. To manage sales we assess separately sales to potential new customers and sales to existing customers. For sales to potential new customers we measure sales per tour in order to ascertain that our marketing programs are delivering the proper types of family tours to effectively and efficiently sell to new customers. State law allows purchasers of timeshares to rescind their purchase within three to fifteen days depending on the state. We also measure rescission amounts and rates of new customers to ascertain that our marketing and sales programs continue effectively. The number of tours to existing customers is not meaningful. As a result, we begin our assessment of sales to existing customers by totaling gross sales to existing customers. Rescissions by existing customers are generally much lower than rescissions by new customers. We do measure rescission amounts and rates to calculate net sales to existing customers. We then combine net sales to new and existing customers to calculate total Vacation Interval sales.

One product that is sold to new customers is a Sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday. Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the year ended December 31, 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler sales. The amount of the reduction to sales and marketing expense for sampler sales in 2006 was $2.9 million. Prior to SFAS No. 152, sampler sales were reported separately as revenue. We recognized $2.6 million and $2.2 million in revenues from sampler sales for the years ended December 31, 2005 and 2004, respectively.

The following table shows the elements management considers important to assessing our Vacation Interval sales (dollars in thousands, except for sales per tour):

	Year Ended December 31,
	2004	2005	2006

Tours to potential new purchasers	73,065	74,244	86,950
Sales per tour	$1,183	$1,160	$1,217
Gross sales to new customers	86,466	86,156	105,785
Rescission of sales to new customers	(18,619)	(17,932)	(19,970)
Net sales to new customers	67,847	68,224	85,815

Gross sales to existing customers	77,010	87,083	109,524
Rescission of sales to existing customers	(4,661)	(6,268)	(4,953)
Net sales to existing customers	72,349	80,815	104,571

Total sales	140,196	149,039	190,386
Less sampler sales	(2,150)	(2,623)	(2,905)
Total Vacation Interval sales	$138,046	$146,416	$187,481
Rescission rate for new customers	21.5%	20.8%	18.9%
Rescission rate for existing customers	6.1%	7.2%	4.5%
Rescission rate for all customers	14.2%	14.0%	11.6%

•
In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales and marketing expenses to sales. The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, offsite marketing, commissions, and sales and marketing overhead, as detailed in the following table (dollars in thousands, except for cost per tour):

	Year Ended December 31,
	2004	2005	2006

Tours to potential new purchasers	73,065	74,244	86,950
Cost per tour (rounded to nearest whole dollar)	$431	$463	$424
Cost of marketing to new purchasers	31,490	34,378	36,875
Cost of marketing to existing purchasers	7,885	8,000	11,649
Offsite marketing	—	—	6,041
Commissions	23,513	23,178	29,733
Sales and marketing overhead	9,002	9,111	12,564
Sampler sales offset	—	—	(2,905)
Total sales and marketing expense	$71,890	$74,667	$93,957

As a percentage of Vacation Interval sales:
Cost of marketing to new purchasers	22.8%	23.5%	19.7%
Cost of marketing to existing purchasers	5.7%	5.5%	6.2%
Offsite marketing	0.0%	0.0%	3.2%
Commissions	17.1%	15.8%	15.9%
Sales and marketing overhead	6.5%	6.2%	6.7%
Sampler sales offset	0.0%	0.0%	(1.6)%
Total sales and marketing expense	52.1%	51.0%	50.1%

•
Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable. Interest income as a percentage of notes receivable has increased each year from 2002 through 2006 as a result of periodically increasing the interest rate we charged our new customers.

•
We have three lesser revenue sources. They are management fees, predominantly from Silverleaf Club, gain on sale of notes receivable from our sale of notes receivable to our off-balance sheet special purpose entities, and other income. The gain on sale of notes receivable were $1.9 million, $6.5 million and $0 for the years ended December 31, 2004, 2005 and 2006, respectively.

•
We generate cash from the collection of down payments, principal and interest from purchasers of timeshare interval sales, the sales of notes receivable and from management fees and other income. We also generated cash in 2005 and 2006 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts.

•	Since the majority of our sales are financed, we have revolving credit facilities that are drawn on monthly to fund our costs, expenses and capital expenditures.

We operate principally in only one business segment, the timeshare industry. Further, we only operate in the United States. As of December 31, 2006, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states. In April 2006, we purchased Pinnacle Lodge, a hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

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

Critical Accounting Policies

Revenue and Expense Recognition — As required, we adopted SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income for the year ended December 31, 2006, nor did it result in a cumulative effect adjustment.

A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs. The remaining amount is deferred and recognized as the remaining costs are incurred. There were no sales deferred at December 31, 2006 related to the percentage-of-completion method.

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

The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. On at least a quarterly basis, we evaluate the estimated cost of sales percentage, using updated information for total estimated phase revenue and total estimated phase costs, both actual to date and expected in the future. The effects of changes in estimates are accounted for in the period in which they first become known on a retrospective basis using a current period adjustment.

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

Allowance for Uncollectible Notes - Beginning January 1, 2006, estimated uncollectible revenue, which is an offset to Vacation Interval sales, is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. Prior to the adoption of SFAS No. 152, this line item was recorded as an expense: provision for uncollectible notes. The allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors.

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

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for the year ended December 31, 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% for the year ended December 31, 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 19.4% and 16.2% for the years ended December 31, 2004 and 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries, our net provision for expected credit losses would have been lower for the year ended December 31, 2006 versus the year ended December 31, 2005. The net improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Inventories - Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to cost of Vacation Interval sales based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At December 31, 2006, the estimated costs not yet incurred, which are expected to complete promised amenities was $2.1 million. We allocate the estimated promised and completed amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

Liquidity and Capital Resources

As of December 31, 2003 and all periods thereafter, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders. The following table summarizes our credit agreements with our senior lenders and our off-balance sheet special purpose finance subsidiary, SF-III, as of December 31, 2006 (in thousands):

	Maximum Amount Available	12/31/06 Balance
Receivable Based Revolvers	$295,000	$51,827
Receivable Based Non-Revolvers	152,438	152,438
Inventory Loans	62,115	40,976
Sub-Total On Balance Sheet	509,553	245,241
Off-Balance Sheet Receivable Based Term Loan	52,295	52,295
Grand Total	$561,848	$297,536

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between April 2008 and July 2018, and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. Our fixed-to-floating debt ratio at December 31, 2006 was 62% fixed rate debt to 38% floating rate debt. The credit facilities that bear interest at variable rates are tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of the unpaid balance of certain eligible customer notes receivable. In addition, we have $3.8 million of senior subordinated notes due April 2007, $2.1 million of senior subordinated notes due April 2008, and $24.7 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing of customer notes receivable from Silverleaf Owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, and utility operations (through the first quarter of 2005). We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder by receipt of a seven-year to ten-year customer promissory note. We generate cash from the financing of customer notes receivable by (i) borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the years ended December 31, 2004 and 2005, we had net cash provided by operating activities of $9.4 million and $75.7 million, respectively. In 2005, the increase in cash provided by operating activities was primarily the result of increased sales of notes receivable, partially offset by the increase in our maximum exposure to loss regarding our involvement with SF-III.

Operating activities typically reflect net cash provided by operations; however for the year ended December 31, 2006 we had net cash used in operating activities of $45.6 million. The net decrease in cash flow of $121.3 million between 2005 and 2006 resulted primarily from cash provided by the sale of notes receivable in 2005 of $104.2 million. There were no sales of notes receivable in 2006. In addition, we had a 28.0% increase in Vacation Interval sales in 2006 which resulted in a $44.8 million increase in cash used for financing of sales between 2005 and 2006. Construction of additional units at our existing resorts also increased $9.6 million in 2006.

Although it appears we have adequate liquidity to meet our needs through 2008, we are continuing to identify additional financing arrangements into 2009 and beyond. To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as management deems prudent. In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation into one revolving loan. As a result of the amended and restated loan and security agreement, the funding period on the consolidated debt has been extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced. This transaction is described in more detail under the heading “Subsequent Events” in Note 17 to our Consolidated Financial Statements beginning on page F-1.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However, for the year ended 2005, net cash provided by investing activities was $18.5 million. In 2005, the net cash provided by investing activities was primarily due to the sale of our water distribution and waste water treatment utilities assets at eight of our resorts, and the sale of undeveloped land located in Luzerne County, Pennsylvania. Net cash used in investing activities for the years ended December 31, 2004 and 2006 was $1.3 million and $13.6 million, respectively. In 2004 the net cash used in investing activities consisted of equipment purchases. The increase in net cash used in investing activities for the year 2006 was primarily due to the purchase of the following assets in 2006; Pinnacle Lodge, a 64 room hotel located near the Winter Park recreational area in Colorado, two offsite sales offices, and a corporate aircraft. We also began construction on a water park at one of our resorts in 2006. We evaluate sites for additional new resorts or acquisitions on an ongoing basis.

Net cash used in financing activities for the years ended December 31, 2004 and 2005 was $1.2 million and $94.1 million, respectively. During 2005, the increase in cash used in financing activities was the result of increased payments on borrowings against pledged notes receivable and the repurchase of previously sold notes. We paid fair value for the outstanding balance of notes receivable under SF-I, two non-revolving loans with one of our senior lenders, three term notes with another senior lender, and the outstanding balance under both the receivable and inventory loans with a third senior lender. Net cash provided by financing activities was $59.7 million during the year ended December 31, 2006. This was due primarily to borrowings under the SF-V Series 2006-A Notes which originated in 2006.

At December 31, 2006, our senior credit facilities provided for loans of up to $509.6 million, of which approximately $245.2 million of principal related to advances under the credit facilities was outstanding. At December 31, 2006, the weighted average cost of funds for all borrowings was 7.9%. Customer defaults have a significant impact on cash available to us from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2006, $4.7 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. The payment of dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. We entered into a $100 million revolving credit agreement to finance Vacation Interval notes receivable through SF-I, our off-balance-sheet special purpose entity during 2000. We agreed to reduce the principal amount of the facility from $100 million to $85 million in 2003, and during the first quarter of 2005 the facility amount was further reduced to $75 million. During 2003, we sold $40.4 million of notes receivable to SF-I and recognized pre-tax gains of $3.2 million. In conjunction with these sales, we received cash consideration of $31.8 million, which was primarily used to pay down borrowings under our revolving loan facilities. During 2004, we sold $27.4 million of notes receivable to SF-I and recognized pre-tax gains of $1.9 million. In conjunction with these sales, we received cash consideration of $20.6 million, which was used to pay down borrowings under our revolving loan facilities. During 2005, we sold $8.0 million of notes receivable to SF-I and recognized pre-tax gains of $669,000. In conjunction with these sales, we received cash consideration of $6.0 million, which was used to pay down borrowings under our revolving loan facilities. SF-I funded all of these purchases through advances under a credit agreement arranged for this purpose. We receive fees for servicing sold receivables, calculated based on 1% of eligible receivables held by the facility. Such fees were $684,000, $355,000, and $0 for the years ended December 31, 2004, 2005, and 2006, respectively. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

During the third quarter of 2005 we closed a term securitization transaction with a wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture (“Indenture”) between Silverleaf, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes ranging from Class A through Class D notes with a blended fixed rate of 5.4%. The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody's Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of 5.8 million. In connection with this sale, we received gross cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.5 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant. At December 31, 2006, SF-III held notes receivable totaling $62.7 million, with related borrowings of $52.3 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2006, we paid approximately $2.1 million to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Our total investment in SF-III was carried at $13.0 million at December 31, 2006, which represents our maximum exposure to loss regarding our involvement with SF-III.

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

In addition, we are subject to current alternative minimum tax (“AMT”) as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT for 2006 and anticipate that we will pay significant AMT in future years.

The federal net operating losses (“NOLs”) expire between 2019 through 2021. Realization of the deferred tax assets arising from
NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to the exchange offer that took place during 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for taxable years beginning after the date of the exchange (“change date”) and a portion of the taxable year that includes the change date. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. There is an annual limitation of approximately $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long term tax exempt rate. We believe that approximately $36.2 million of our net operating loss carryforwards as of December 31, 2006, are subject to the Section 382 limitations.

Discontinued Operations. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations. Prior periods have been reclassified for comparability, as required. The carrying amounts of the water and utility property assets were $0 as of December 31, 2005.

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

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. However, we entered into an amendment during July 2006 in which the deadline for obtaining required approvals from the appropriate Texas regulatory agencies was extended from September 2006 to March 2007. During February 2007, the deadline for obtaining approval from the Texas regulatory agencies was extended another 90 days from March 2007 to June 2007. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) by June 2007, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The condensed consolidated statements of operations for discontinued operations are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2005

REVENUES:
Gain on sale of discontinued operations	$—	$879
Other income	2,860	438
Total revenues	2,860	1,317

COSTS AND OPERATING EXPENSES:
Other expense	1,376	278
Depreciation	859	—
Interest expense	1	—
Total costs and operating expenses	2,236	278

Income from discontinued operations	624	1,039
Provision for income taxes	—	(298)
Income from discontinued operations	$624	$741

There were no discontinued operations during the year ended December 31, 2006.

Results of Operations

The following table sets forth certain operating information for the Company.

	Years Ended December 31,
	2004	2005	2006

As a percentage of total revenues:
Vacation Interval sales	75.1%	72.5%	90.6%
Estimated uncollectible revenue	0.0%	0.0%	(15.7)%
Sampler sales	1.2%	1.3%	0.0%
Net sales	76.3%	73.8%	74.9%

Interest income	20.6%	18.9%	22.4%
Management fee income	0.7%	0.9%	0.9%
Gain on sale of notes receivable	1.0%	3.2%	0.0%
Other income	1.4%	3.2%	1.8%
Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	18.1%	16.0%	10.1%
Sales and marketing	52.1%	51.0%	50.1%
Provision for uncollectible notes	19.4%	16.2%	0.0%

As a percentage of total revenues:
Operating, general and administrative	14.0%	13.9%	15.6%
Depreciation	2.0%	1.3%	1.2%

As a percentage of interest income:
Interest expense and lender fees	46.6%	45.2%	46.8%

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Revenues

Revenues in 2006 were $206.9 million, representing a $5.0 million, or 2.5%, increase compared to revenues of $201.9 million for the year ended December 31, 2005. This increase primarily relates to increased Vacation Interval sales, discussed below, net of gain on sales of notes receivable and other income in 2005.

In accordance with SFAS No. 152, total revenue for the year ended December 31, 2006 is decreased by estimated uncollectible revenue of $32.5 million, which represents estimated future gross cancellations of notes receivable prior to any recoveries of inventory. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $2.9 million of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the year ended December 31, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 20.0% to $242.3 million.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	2005			2006
			Average			Average
	$ Sales	Units	Price	$ Sales	Units	Price
Interval Sales to New Customers	$65,601	5,364	$12,230	$82,909	6,557	$12,644
Upgrade Interval Sales to Existing Customers	53,734	6,576	8,171	72,366	8,777	8,245
Additional Interval Sales to Existing Customers	27,081	2,968	9,124	32,206	3,298	9,765
Total	$146,416			$187,481

Overall, Vacation Interval sales increased 28.0% in 2006 versus 2005, due to increased interval sales to both new and existing customers as a result of increased demand from our existing customers for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 22.2% and average prices increased 3.4%, resulting in a 26.4% net increase in Vacation Interval sales to new customers in 2006 versus 2005. The number of interval sales to existing customers increased 26.5% and average prices increased 2.3%, resulting in a 29.4% net increase in sales to existing customers during 2006 versus 2005.

We anticipate continued growth in our annual Vacation Interval sales in 2007. This growth will be achieved through a combination of:

•	Increased sales to new customers.

•	Increased upgrade sales and additional week sales to existing customers.

•
Potentially opening new resorts. We have identified potential markets for future expansion that may include Winter Park, Colorado, Washington DC, Las Vegas, Wisconsin Dells, and/or Myrtle Beach, South Carolina. Depending on the size and location, a new resort’s land, infrastructure, and amenities will cost between $5.0 million and $15.0 million.

•	Anticipate a permanent opening of our second off site sales center near Chicago, Illinois.

Estimated uncollectible revenue was $32.5 million for the year ended December 31, 2006 versus $0 reported on this line for 2005. As discussed previously, SFAS No. 152 requires the estimated uncollectible revenue to be recorded as a reduction to Vacation Interval sales and no longer net of inventory recovery beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was previously recorded.

Sampler sales primarily function as a marketing program, allowing us additional opportunities to sell a Vacation Interval to a prospective customer. Sampler sales are not recognized in the consolidated statement of operations until the customer uses the stay or our obligation has elapsed, which often does not occur until the sampler contract expires eighteen months after the sale is consummated. Sampler sales for the year 2006 were reported as $0 compared to $2.6 million for 2005. Beginning in 2006 per SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory. Incremental costs include costs that would not have been incurred had we not sold samplers. During the year ended December 31, 2006, all sampler sales of $2.9 million were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales.

Interest income increased $8.0 million, or 21.2%, to $46.2 for the year ended December 31, 2006 from $38.2 million for 2005. The increase primarily resulted from a higher average notes receivable balance in 2006 versus the same period of 2005, a $2.1 million increase in interest accretion related to the investment in special purpose entity for the year ended December 31, 2006 versus the year ended December 31, 2005, and an increase in the average yield on our outstanding notes receivable to 15.7% at December 31, 2006 from 15.3% at December 31, 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained constant at $1.9 million for both years ended December 31, 2006 and 2005.

There were no sales of notes receivable during the year of 2006. Gain on sale of notes receivable was $6.5 million during 2005, resulting from the sale of $8.0 million and $132.8 million of notes receivable to SF-I and SF-III, respectively, and recognizing pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to SF-I, we received cash consideration of $6.0 million, which was used to pay down borrowings under our senior revolving loan facilities. In connection with the sale to SF-III, we received gross cash consideration of $108.7 million, which was used to pay off in full the credit facility of SF-I and to pay down borrowings under our senior revolving loan facilities.

Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income decreased $2.6 million to $3.8 million for the year ended December 31, 2006, compared to $6.4 million for the year ended December 31, 2005. The decrease is primarily due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during 2005, which is partially offset by a $0.5 million gain on the sale of two parcels of Mississippi land during 2006. Other than these two land sales, other income remained fairly constant for the years ended December 31, 2006 and 2005.

Cost of Vacation Interval Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 10.1% in 2006, versus 16.0% in 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

For comparability, had cost of sales not been reduced by the estimated future recoveries of inventory, as described above, cost of sales for 2006 would have been 14.5% of Vacation Interval Sales versus 16.0% in 2005. Higher average sales prices during 2006 compared to 2005 contributed to the reduction in cost of sales as a percentage of Vacation Interval sales.

Sales and Marketing

Sales and marketing expenses as a percentage of Vacation Interval sales decreased to 50.1% for the year ended December 31, 2006 versus 51.0% for the same period of 2005. In accordance with SFAS No. 152 and as discussed in sampler sales above, $2.9 million of sampler revenues were recorded as a reduction to sales and marketing expense since the incremental costs of our sampler sales exceeded incremental sampler revenue. Had sales and marketing expense not been reduced by sampler sales, sales and marketing expense would have been 51.7% of Vacation Interval sales for the year ended December 31, 2006. The increase compared to the previous year is due to our costs associated with our newly opened off-site sales centers as well as the investment in securing additional personnel and processes ahead of the expected growth for which we are planning.

Provision for Uncollectible Notes

The provision for uncollectible notes as a percentage of Vacation Interval sales was reported as 0% in the provision expense line for 2006. In accordance with SFAS No. 152 and as discussed previously, estimated losses on Vacation Interval notes receivable are recorded as a reduction to Vacation Interval sales beginning in 2006 rather than as an expense item: provision for uncollectible notes, as it was recorded prior to 2006.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% for 2006. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 16.2% during 2005. As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during 2006, which compares favorably to 16.2% for 2005. The net percentage improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 15.6% in 2006 from 13.9% in 2005. Overall, operating, general and administrative expenses increased $4.3 million during 2006 as compared to 2005, primarily due to increased professional fees of $1.9 million and increased salaries of $1.5 million. Excluding the impact of SFAS No. 152 on our revenues during 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 13.3% during 2006.

Depreciation

Depreciation expense as a percentage of total revenues decreased to 1.2% in 2006 from 1.3% in 2005. Overall, depreciation expense decreased $184,000 for the year of 2006 versus the same period of 2005.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.8% for the year ended December 31, 2006, compared to 45.2% for the same period of 2005. Overall, interest expense and lender fees increased $4.4 million for 2006 versus 2005, primarily due to a larger average debt balance outstanding during 2006, net of a decrease in our weighted average cost of borrowings from 8.1% for the year ended December 31, 2005 to 7.9% for same period of 2006.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to income of $37.4 million for the year ended December 31, 2006, as compared to $32.2 million for the year ended December 31, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was a provision of 38.5% for 2006, as compared to 30.2% for 2005. The higher effective income tax rate during 2006 was the result of utilizing a sufficient level of the NOL carryforward and other deferred tax assets during 2005, which caused us to move into a net deferred tax liability position for all of 2006.

Income from Continuing Operations

Income from continuing operations increased to $23.0 million for the year ended December 31, 2006, as compared to $22.4 million for the year ended December 31, 2005, as a result of the above-mentioned operating results.

Income from Discontinued Operations

Income from discontinued operations was $741,000, net of income taxes, during the year ended December 31, 2005, compared to $0 during the same period of 2006. We recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during 2005 related to the sale of our water distribution and waste water treatment utilities assets at eight of our timeshare resorts. We sold these assets during the first quarter of 2005, thus there has been no income (loss) from discontinued operations since that time.

Net Income

Net income was $23.0 million for the year ended December 31, 2006, as compared to $23.2 million for the year ended December 31, 2005, as a result of the above-mentioned operating results.

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

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	2004			2005
	$ Sales	Units	Average Price	$ Sales	Units	Average Price
Interval Sales to New Customers	$65,697	5,713	$11,500	$65,601	5,364	$12,230
Upgrade Interval Sales to Existing Customers	33,416	4,816	6,938	53,734	6,576	8,171
Additional Interval Sales to Existing Customers	38,933	4,718	8,252	27,081	2,968	9,124
Total	$138,046			$146,416

Overall, Vacation Interval sales increased 6.1% in 2005 versus 2004. The number of interval sales to new customers decreased 6.1% as a result of our marketing strategy to improve the sales margin by increasing the proportion of sales to existing customers over sales to new customers. Average prices of sales to new customers increased 6.3% however, resulting in relatively no change in interval sales to new customers in 2005 versus 2004. The number of interval sales to existing customers increased 0.1% in 2005 versus 2004, and average prices increased 11.6%, resulting in an 11.7% net increase in the sales amount to existing customers during the year ended December 31, 2005 versus the year ended December 31, 2004.

Sampler sales increased to $2.6 million in 2005 compared to $2.2 million in 2004. Sampler sales were not recognized as revenue until our obligation had elapsed, which often did not occur until the sampler contract expired eighteen months after the sale was consummated. Hence, a significant portion of sampler sales recognized in 2005 relate to 2003 and 2004 sales activity.

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

Gain on sales of notes receivable was $6.5 million during 2005, resulting from the sale of $8.0 million and $132.8 million of notes receivable to SF-I and SF-III, respectively, and recognizing pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to SF-I, we received cash consideration of $6.0 million, which was used to pay down borrowings under our senior revolving loan facilities. In connection with the sale to SF-III, we received gross cash consideration of $108.7 million, which was used to pay off in full the credit facility of SF-I and to pay down borrowings under our senior revolving loan facilities. The $1.9 million gain during 2004 resulted from the sale of $27.4 million of notes receivable to SF-I.

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

Cost of Vacation Interval Sales

Cost of sales as a percentage of Vacation Interval sales decreased to 16.0% in 2005, from 18.1% in 2004, primarily due to selling a much higher percentage of our lower cost inventory during 2005 versus selling primarily our higher cost inventory during 2004. Higher average sales prices during 2005 compared to 2004 also contributed to the reduction in cost of sales as a percentage of Vacation Interval sales. The $1.5 million decrease in cost of sales during 2005 compared to 2004 is primarily due to increased sales of lower cost inventory. Cost of sales as a percentage of Vacation Interval sales is expected to increase in future periods as we continue to deplete our inventory of low-cost Vacation Intervals and shift our sales mix to more recently constructed units, which were built at higher average costs.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 51.0% for the year ended December 31, 2005 versus 52.1% for the same period of 2004. This reduction is the result of our marketing strategy to improve the sales margin and increase the proportion of sales to existing customers over sales to new customers, as sales to existing customers require less sales and marketing expense. For the year ended December 31, 2005, sales to existing customers increased to 55.2% of Vacation Interval sales, up from 52.4% during 2004. The $2.8 million overall increase in sales and marketing expense is primarily attributable to the overall increase in Vacation Interval sales during 2005 versus 2004.

Provision for Uncollectible Notes

Provision for uncollectible notes as a percentage of Vacation Interval sales decreased to 16.2% for the year ended December 31, 2005 from 19.4% for 2004. The decrease from 2004 to 2005 was due to improved performance of notes originated in 2003, 2004, and 2005 as compared to notes originated in earlier years, before we focused on selling to customers with a higher quality of credit. The allowance for doubtful accounts was 22.8% and 21.1% of gross notes receivable as of December 31, 2005 and December 31, 2004, respectively. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 13.9% in 2005 from 14.0% in 2004. Overall, operating, general and administrative expenses increased $2.4 million during 2005 as compared to 2004, primarily due to increased salaries and professional fees.

Depreciation

Depreciation expense as a percentage of total revenues decreased to 1.3% in 2005 from 2.0% in 2004. Overall, depreciation expense decreased $865,000 in 2005 versus 2004 due to a general reduction in capital expenditures since 2000. In addition, depreciation of our water distribution and waste water treatment utilities assets was ceased effective December 31, 2004 due to the assets being designated as held for sale.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income remained fairly constant at 45.2% for the year ended December 31, 2005, compared to 46.6% for the year ended December 31, 2004.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to $32.2 million for the year ended December 31, 2005, as compared to $13.2 million for the year ended December 31, 2004, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 30.2% for 2005, as compared to 0.2% for 2004. The higher effective income tax rate during 2005 was the result of utilizing enough of the NOL carryforward and other deferred tax assets during the year, causing us to move into a net deferred tax liability position at year-end. The low effective income tax rate during the same period of 2004 was the result of being in a net deferred tax asset position for our 2004 year-end, which was offset by a valuation allowance, which reduced the net deferred tax assets to zero due to the unpredictability of recovery.

Income from Continuing Operations

Income from continuing operations increased to $22.4 million for the year ended December 31, 2005, as compared to $13.1 million for the year ended December 31, 2004, as a result of the above-mentioned operating results.

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

Net Income

Net income increased to income of $23.2 million for the year ended December 31, 2005, as compared to $13.8 million for the year ended December 31, 2004, as a result of the above-mentioned operating results.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$28,888	$46,829	$19,987	$63,542	$74,700	$195,642
Capital leases	592	585	505	115	114	—
Operating leases	2,619	2,260	1,731	857	360	88
Other purchase obligations:
Construction commitments	21,843	—	—	—	—	—
Employment agreements	1,335	—	—	—	—	—
Total	$55,277	$49,674	$22,223	$64,514	$75,174	$195,730

Long term debt includes $145.3 million of future interest and capital leases include $192,000 of future interest, using an approximate interest rate of 7.9%, which is our weighted average cost of borrowing at December 31, 2006. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance sheet conduit financing subsidiary that is not included in long-term debt, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

Inflation

Inflation and changing prices have not had a material impact on our revenues, operating income, and net income during any of the three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our customer notes receivable.

Recent Accounting Pronouncements

SFAS No. 155 - In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The statement is effective as of the beginning of any fiscal year beginning after September 15, 2006, with early adoption permitted as of January 1, 2006. We are still evaluating the impact the adoption of SFAS No. 156 will have on our consolidated financial condition and results of operations.

FIN No. 48 - In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial condition and results of operations.

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are still evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial condition and results of operations.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on our consolidated financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements which had a total facility amount of $509.6 million at December 31, 2006, have a fixed-to-floating debt ratio of 62% fixed rate debt to 38% floating rate debt. The impact of a one-point effective interest rate change on the $92.8 million balance of variable-rate financial instruments at December 31, 2006, on our annual results of operations would be approximately $928,000, or approximately $0.02 per diluted share.

At December 31, 2006, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at December 31, 2006 could result in a fair value impact of approximately $9.9 million over the 6.75 year weighted average remaining life of our notes receivable portfolio.

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

Interest Rate Risk — We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals have exceeded the interest rates we pay to our senior lenders. Because 38% of our indebtedness bears interest at variable rates and our customer receivables bear interest at fixed rates, increases in interest rates will erode the income that we have historically obtained due to this spread and could cause the rate on our borrowings to exceed the rate at which we provide financing to our customers.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan with SF-II, for a notional amount of $39.3 million at December 31, 2006, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at December 31, 2006.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $52.3 million at December 31, 2006, bear interest at a blended fixed rate of 5.4%, and the Series 2006-A Notes related to SF-V bear interest at a blended fixed rate of 6.7%.

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

In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation into one revolving loan. As a result of the amended and restated loan and security agreement, the funding period on the consolidated debt has been extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced. This transaction is described in more detail under the heading “Subsequent Events” in Note 17 to our Consolidated Financial Statements beginning on page F-1.

Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 61% of Vacation Interval sales took place in 2006), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, those disclosure controls and procedures are effective. There were no changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no other information that we were required to disclose in a report on Form 8-K during the quarter ended December 31, 2006 that was not reported.

PART III

MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is set forth in our proxy statement relating to our 2007 meeting of annual shareholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance”, “Directors and Executive Officers” and “Executive Compensation,” and this information is incorporated by reference to such proxy statement.

The information with respect to our audit committee financial expert is contained under the caption “Directors and Executive Officers” in our proxy statement for our 2007 annual meeting of shareholders and is incorporated by reference to such proxy statement.

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2006.

Name	Age	Position

Robert E. Mead	60	Chairman of the Board and Chief Executive Officer

Sharon K. Brayfield	46	President

David T. O'Connor	64	Executive Vice President — Sales

Joe W. Conner	49	Chief Operating Officer

Harry J. White, Jr.	52	Chief Financial Officer and Treasurer

Edward L. Lahart	42	Executive Vice President — Operations

Thomas J. Morris	41	Senior Vice President — Capital Markets

Sandra G. Cearley	45	Corporate Secretary

James B. Francis, Jr.	58	Director

J. Richard Budd, III	54	Director

Herbert B. Hirsch	70	Director

Rebecca Janet Whitmore	52	Director

The term of office of the officers is from the date of their election until their successor shall have been elected and qualified. Our directors serve annual terms, which expire at our next annual meeting of shareholders following the date of election of each director. Our five directors were last elected by the shareholders at our 2006 annual meeting on May 9, 2006.

The following table sets forth certain information concerning other officers of the Company as of December 31, 2006.

Name	Age	Position

Michael D. Jones	40	Vice President — Information Systems

Robert G. Levy	58	Vice President — Resort Operations

Darla Cordova	42	Vice President — Sales Administration

Herman Jay Hankamer Barbara L. Lewis Michael P. Lowrey Lelori (“Buzz”) Marconi	67 42 48 54	Vice President — Resort Development Vice President — Financial Services Vice President — Call Center Operations Vice President — Preview Center Marketing

Phillip B. Davis	36	Vice President — Finance

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Director Compensation” and “Executive Compensation” in our proxy statement for our 2007 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,823,807	$4.63	4,559
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,823,807	$4.63	4,559

There are a combined 4,559 options remaining available of the 1,600,000 approved options under our 1997 Stock Option Plan and the 2,209,614 approved options under our 2003 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The information concerning (a) persons that have reported beneficial ownership of more than 5 percent of our common stock, and (b) the ownership of our common stock by the Chief Executive Officer and the four other most highly compensated executive officers and directors as a group, that is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our 2007 annual meeting, is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption “Certain Relationships and Related Transactions, and Director Independence” in our proxy statement for our 2007 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to principal accountant fees and services contained under the caption “Proposal to Ratify Appointment of Independent Auditors” in our proxy statement for our 2007 annual meeting of shareholders is incorporated herein by reference to such proxy statement.

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

4.3	—	Certificate No. 001 of 10½% Senior Subordinated Notes due 2008 in the amount of $75,000,000 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for quarter ended March 31, 1998).

4.4	—
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

10.2	—	1997 Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.3	—
Silverleaf Club Agreement between the Silverleaf Club and the resort clubs named therein (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.4	—	Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.5	—
Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.6	—
Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc., Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.7	—
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

10.10	—
Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year Ended December 31, 1997).

10.11	—
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

10.14	—
First Amendment to 1997 Stock Option Plan for Silverleaf Resorts, Inc., effective as of May 20, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.15	—	Second Amendment to 1997 Stock Option Plan dated November 19, 1999 (incorporated by reference to Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1999).

10.16	—
Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

10.17	—
Developer Transfer Agreement dated as of December 19, 2003 between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 29, 2003).

10.18	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).

10.19	—
Asset Purchase Agreement dated August 29, 2004 between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 16, 2005).

10.20	—
First Amendment dated as of October 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated March 16, 2005).

10.21	—
Second Amendment dated as of October 20, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated March 16, 2005).

10.22	—
Third Amendment dated as of November 10, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated March 16, 2005).

10.23	—
Fourth Amendment dated as of November 12, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 16, 2005).

10.24	—
Fifth Amendment dated as of November 16, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 16, 2005).

10.25	—
Sixth Amendment dated as of November 30, 2004 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K dated March 16, 2005).

10.26	—
Seventh Amendment dated as of January 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.8 to Registrant's Form 8-K dated March 16, 2005).

10.27	—
Eighth Amendment dated as of February 22, 2005 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K dated March 16, 2005).

10.28	—
Ninth Amendment dated as of July 27, 2006 to Asset Purchase Agreement between the Company; Algonquin Water Resources of Texas, LLC; Algonquin Water Resources of Missouri, LLC; Algonquin Water Resources of Illinois, LLC; Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.29	—
Services Agreement dated as of March 8, 2005 between the Company, Algonquin Water Resources of Texas, LLC, Algonquin Water Resources of America, Inc.; and Algonquin Power Income Fund (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K dated March 16, 2005).

10.30	—
Amendment No. 1 to Developer Transfer Agreement dated as of March 28, 2005 between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on March 31, 2005).

10.31	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance, LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed May 5, 2005).

10.32	—	Hypothecation Loan Agreement between the Registrant and Resort Funding LLC dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed July 6, 2005).

10.33	—
Indenture dated as of July 1, 2005 between Silverleaf Finance III, LLC, as Issuer, the Registrant, as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Backup Servicer, Custodian and Account Intermediary (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed July 28, 2005).

10.34	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed July 28, 2005).

10.35	—	Transfer Agreement dated as of July 1, 2005 between the Registrant and Silverleaf Finance III, LLC . (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed July 28, 2005).

10.36	—
Contract of Sale dated June 8, 2005 between the Company and Crystal Ridge, L.L.P., a New Jersey limited liability partnership (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed October 5, 2005).

10.37	—
First Amendment to Contract of Sale dated June 8, 2005 between the Company and Crystal Ridge, L.L.P., a New Jersey limited liability partnership (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed October 5, 2005).

10.38	—
First Amendment to Inventory Loan and Security Agreement dated October 5, 2005 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 2005).

10.39	—	First Amendment to Loan and Security Agreement-Inventory dated as of October 6 , 2006, between the Registrant and Wells Fargo Foothill, Inc.

10.40	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc., dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.41	—	First Amendment to Loan and Security Agreement-Receivables dated as of October 6, 2006, between the Registrant and Wells Fargo Foothill, Inc.

10.42	—
Contract of Sale dated May 31, 2005 between the Registrant and Virgil M. Casey, Trustee of the Casey Family Trust dated June 3, 1992 (incorporated by reference to Exhibit 10.84 to Registrant’s Form 10-K for year ended December 31, 2005).

10.43	—	Contract of Sale dated June 23, 2005 between the Registrant and Joe Wang, Trustee (incorporated by reference to Exhibit 10.85 to Registrant’s Form 10-K for year ended December 31, 2005).

10.44	—
Indenture dated as of March 2, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 8, 2006).

10.45	—
First Supplement to Indenture dated as of December 22, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2006).

10.46	—
Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 between the Registrant, Silverleaf Finance IV, LLC and Wells Fargo Bank, National Association, as Backup Servicer, Trustee and Account Intermediary (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2006).

10.47	—
Annex A—Amended and Restated Defined Terms to Indenture and Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2006).

10.48	—
Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership (incorporated by reference to Registrant’s Exhibit 10.1 to Form 10-Q for the period ended March 31, 2006).

10.49	—
First Amendment to Asset Purchase and Sale Agreement between the Company and The Fitzpatrick Family Limited Partnership (incorporated by reference to Registrant’s Exhibit 10.2 to Form 10-Q for the period ended March 31, 2006).

10.50	—
Ratification of Asset Purchase and Sale Agreement between the Company and Fitzpatrick Land Company, LLC (incorporated by reference to Registrant’s Exhibit 10.3 to Form 10-Q for the period ended March 31, 2006).

10.51	—
Amended, Extended and Restated Employment Agreement between the Company and Robert E. Mead (incorporated by reference to Annex A of the Proxy Statement on Schedule 14A filed with the SEC on April 6, 2006)

10.52	—
First Amendment to Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company (incorporated by reference to Registrant’s Exhibit 10.7 to Form 10-Q for the period ended March 31, 2006).

10.53	—
Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Company (incorporated by reference to Registrant’s Exhibit 10.8 to Form 10-Q for the period ended March 31, 2006).

10.54	—
Form of Securities Purchase Agreement, dated May 24, 2006, by and among the Registrant, the selling shareholders and the investors (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 26, 2006)

10.55	—
First Supplement to Indenture dated as of February 8, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.56	—
Second Supplement to Indenture dated as of July 14, 2006 between the Company, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.57	—	Employment Agreement dated March 8, 2007 between the Registrant and Sharon K. Brayfield (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 12, 2007).

10.58	—	Employment Agreement dated March 8, 2007 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 12, 2007).

10.59	—	Employment Agreement dated March 8, 2007 between the Registrant and Joe W. Conner (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on March 12, 2007).

10.60	—	Employment Agreement dated March 8, 2007 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 12, 2007).

*10.61	—	Consolidated, Amended and Restated Loan and Security Agreement dated as of February 21, 2007 between the Company and Textron Financial Corporation.

*10.62	—	Letter Agreement dated March 1, 2007 between the Registrant and Wells Fargo Foothill, Inc., Individually and as Agent

14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K for year ended December 31, 2003).

*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.

*23.1	—	Consent of BDO Seidman, LLP.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2006:

Current report on Form 8-K filed with the SEC on October 12, 2006 relating to amendments to two loan agreements with Wells Fargo Foothill, Inc.

Current report on Form 8-K filed with the SEC on October 31, 2006 relating to press release announcing the scheduled release of financial results for the three- and nine-month periods ended September 30, 2006.

Current report on Form 8-K filed with the SEC on November 3, 2006 relating to earnings release for the three- and nine-months ended September 30, 2006.

Current report on Form 8-K filed with the SEC on December 29, 2006 relating to the amendment of a revolving credit facility through its wholly-owned and fully consolidated special purpose finance subsidiary Silverleaf Finance IV, LLC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 15, 2007.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name: Robert E. Mead Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD Robert E. Mead	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ HARRY J. WHITE, JR, Harry J. White, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ J. RICHARD BUDD, III J. Richard Budd, III	Director	March 15, 2007

/s/ JAMES B. FRANCIS, JR. James B. Francis, Jr.	Director	March 15, 2007

/s/ HERBERT B. HIRSCH Herbert B. Hirsch	Director	March 15, 2007

/s/ REBECCA JANET WHITMORE Rebecca Janet Whitmore	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc. and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Silverleaf Resorts, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions,” changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment” and has retroactively presented the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

/s/ BDO Seidman, LLP
Dallas, Texas
March 13, 2007

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2005	2006

ASSETS
Cash and cash equivalents	$10,990	$11,450
Restricted cash	4,893	15,771
Notes receivable, net of allowance for uncollectible notes of
$52,479 and $68,118, respectively	177,572	229,717
Accrued interest receivable	2,243	2,936
Investment in special purpose entity	22,802	13,008
Amounts due from affiliates	680	1,251
Inventories	117,597	147,759
Land, equipment, buildings, and leasehold improvements, net	10,441	28,040
Land held for sale	495	205
Prepaid and other assets	14,083	24,393

TOTAL ASSETS	$361,796	$474,530

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES Accounts payable and accrued expenses	$9,556	$14,192
Accrued interest payable	1,354	1,792
Amounts due to affiliates	544	246
Unearned samplers	5,310	6,245
Income taxes payable	1,268	163
Deferred income taxes	8,485	17,683
Notes payable and capital lease obligations	177,269	254,550
Senior subordinated notes	33,175	31,467

Total Liabilities	236,961	326,338

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,494,304 and 37,808,154 shares issued and outstanding at December 31, 2005 and 2006, respectively	375	378
Additional paid-in capital	112,207	112,555
Retained earnings	12,253	35,259

Total Shareholders' Equity	124,835	148,192

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$361,796	$474,530

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues:
Vacation Interval sales	$138,046	$146,416	$187,481
Estimated uncollectible revenue Estimated uncollectible revenue	—	—	(32,491)
Sampler sales	2,150	2,623	—
Net sales	140,196	149,039	154,990

Interest income	37,843	38,154	46,248
Management fee income	1,201	1,856	1,861
Gain on sale of notes receivable	1,915	6,457	—
Other income	2,522	6,402	3,785
Total revenues	183,677	201,908	206,884
Costs and Operating Expenses:
Cost of Vacation Interval sales	24,964	23,427	19,003
Sales and marketing	71,890	74,667	93,957
Provision for uncollectible notes	26,811	23,649	—
Operating, general and administrative	25,639	28,038	32,315
Depreciation	3,588	2,723	2,539
Interest expense and lender fees	17,627	17,253	21,662
Total costs and operating expenses	170,519	169,757	169,476

Income before provision for income taxes and discontinued operations	13,158	32,151	37,408
Provision for income taxes	23	9,725	14,402
Income from continuing operations	13,135	22,426	23,006

Discontinued Operations
Gain on sales of discontinued operations (net of taxes)	—	613	—
Income from discontinued operations (net of taxes)	624	128	—
Income from discontinued operations	624	741	—

Net Income	$13,759	$23,167	$23,006

Basic income per share:
Income from continuing operations	$0.35	$0.61	$0.61
Income from discontinued operations	$0.02	$0.02	$—
Net income	$0.37	$0.63	$0.61

Diluted income per share:
Income from continuing operations	$0.33	$0.57	$0.59
Income from discontinued operations	$0.02	$0.02	$—
Net income	$0.35	$0.59	$0.59

Weighted average basic common shares issued and outstanding	36,852,133	36,986,926	37,579,462

Weighted average diluted common shares issued and outstanding	38,947,854	39,090,921	39,261,652

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of	$0.01	Additional	Retained
	Shares	Par	Paid-in	Earnings	Treasury Stock
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total

January 1, 2004	37,249,006	$372	$116,999	$(24,673)	422,100	$(4,999)	$87,699

Exercise of stock options	—	—	(385)	—	(33,332)	395	10
Net income	—	—	—	13,759	—	—	13,759

December 31, 2004	37,249,006	372	116,614	(10,914)	388,768	(4604)	101,468

Exercise of stock options	245,298	3	(4,407)	—	(388,768)	4,604	200
Net income	—	—	—	23,167	—	—	23,167

December 31, 2005	37,494,304	375	112,207	12,253	—	—	124,835

Stock-based compensation	—	—	252	—	—	—	252
Exercise of stock options	313,850	3	96	—	—	—	99
Net income	—	—	—	23,006	—	—	23,006

December 31, 2006	37,808,154	$378	$112,555	$35,259	—	$—	$148,192

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2005	2006
	Revised - see Note 2	Revised - see Note 2
OPERATING ACTIVITIES:
Net income	$13,759	$23,167	$23,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(624)	(741)	—
Estimated uncollectible revenue / provision for uncollectible notes	26,811	23,649	32,491
Deferred income taxes	—	8,485	9,198
Depreciation	3,588	2,723	2,539
Gain on sale of notes receivable	(1,915)	(6,457)	—
Gain on sale of land held for sale	—	(3,635)	(499)
Proceeds from sale of notes receivable, net	20,587	104,193	—
Stock-based compensation	—	—	252
Cash effect from changes in operating assets and liabilities:
Restricted cash	699	(1,153)	(663)
Notes receivable	(47,733)	(51,579)	(96,422)
Accrued interest receivable	(38)	(36)	(693)
Investment in special purpose entity	880	(17,629)	9,794
Amounts due from / to affiliates	1,618	(914)	(869)
Inventories	(8,741)	(8,824)	(18,376)
Prepaid and other assets	(1,899)	936	(10,310)
Accounts payable and accrued expenses	1,275	1,500	4,636
Accrued interest payable	215	52	438
Unearned samplers	922	676	935
Income taxes payable	—	1,268	(1,105)
Net cash provided by (used in) operating activities	9,404	75,681	(45,648)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(1,334)	(761)	(14,347)
Proceeds from sale of discontinued operations	—	13,101	—
Proceeds from sale of land held for sale	—	6,131	789
Net cash (used in) provided by investing activities	(1,334)	18,471	(13,558)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	111,767	150,666	320,341
Payments on borrowings to unaffiliated entities	(110,502)	(244,651)	(250,559)
Restricted cash for repayment of debt	(2,503)	(312)	(10,215)
Proceeds from exercise of stock options	10	200	99
Net cash provided by (used in) financing activities	(1,228)	(94,097)	59,666

Net change in cash and cash equivalents	6,842	55	460

CASH AND CASH EQUIVALENTS:
Beginning of period	4,093	10,935	10,990

End of period	$10,935	$10,990	$11,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$16,557	$15,532	$19,192
Income taxes paid	—	1,200	7,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings and leasehold improvements acquired under capital leases	99	62	1,691
Land, equipment, buildings, and leasehold improvements acquired through financing	—	—	4,100
Notes receivable, net of allowance for uncollectible notes, acquired from SPE	—	62,884	—
Notes payable acquired from SPE	—	50,386	—
Other assets, liabilities, and equity acquired from SPE	—	12,498	—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2005, and 2006

1.  NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the “Company,” “Silverleaf,” “we,” or “our”) is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements. We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the “Existing Resorts”) and our one hotel property, Pinnacle Lodge, as of December 31, 2006, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club (other than Orlando Breeze) operates through a centralized organization to manage the Existing Resorts on a collective basis. The principal of such organization is Silverleaf Club. Orlando Breeze has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the Existing Resorts. All costs of operating the Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities and revenue-producing assets at the Existing Resorts. Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided. We evaluate the Clubs in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, FIN No. 46. We are not the primary beneficiaries, therefore consolidation is not necessary.

In addition to Vacation Interval sales revenues, we generate revenue from interest income derived from operating activities, management fees received from Silverleaf Club, selling notes receivable to special purpose entities, and other sources. All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements as of and for the years ended December 31, 2004, 2005, and 2006 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Resort Acquisitions, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., eStarCommunications, Inc., People Really Win Sweepstakes, Inc., SLR Research, Inc., Silverleaf Finance II, Inc., (“SF-II”), Silverleaf Finance IV, LLC, (“SF-IV”) and Silverleaf Finance V, L.P., (“SF-V”). SF-II, SF-IV and SF-V are all described in more detail under the heading “Debt” in Note 8. Silverleaf Resort Acquisitions, Inc. and eStarCommunications, Inc. were both dissolved during the fourth quarter of 2004. Bull’s Eye Marketing, Inc. was dissolved during the third quarter of 2005. Historical operations of these dissolved entities are insignificant.

2.  SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America. In our opinion, the accompanying consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly our financial position, our results of operations and changes in our cash flows.

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

Adoption of SFAS No. 152 — In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. Accordingly, we adopted SFAS No. 152 effective January 1, 2006. However, we did not have a cumulative effect of a change in accounting principle as our adoption of SFAS No. 152 had an immaterial impact on our prior years’ results. SFAS No. 152 amends Financial Accounting Standards Board Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). This Statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement or reclassification of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

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

•
Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the year ended December 31, 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler sales. Prior to SFAS No. 152, sampler sales were reported separately as revenue.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs to complete the development of the phase. The remaining amount is deferred and recognized as the remaining costs are incurred. There were no sales deferred at December 31, 2006 related to the percentage-of-completion method.

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

The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. On at least a quarterly basis, we evaluate the estimated cost of sales percentage, using updated information for total estimated phase revenue and total estimated phase costs, both actual to date and expected in the future. The effects of changes in estimates are accounted for in the period in which they first become known on a retrospective basis using a current period adjustment.

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

We receive fees for management services provided to Silverleaf Club and Orlando Breeze Resort Club. These revenues are recognized on an accrual basis in the period the services are provided if collection is deemed probable.

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

In August 2005, we closed a securitization transaction with SF-III which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement during the third quarter of 2005. The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by the Company pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and will receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate our investment in special purpose entities in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities, as applicable. The gain or loss on the sale is determined based on the proceeds received, the fair value assigned to the investment in special purpose entities, and the recorded value of notes receivable sold. The fair value of the investment in special purpose entities is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-I: customer prepayment rate - ranging from 2.3% to 4.3%; expected accounts paid in full as a result of upgrades - ranging from 5.8% to 6.2%; expected credit losses - ranging from 5.6% to 8.1%; discount rate - ranging from 13.5% to 19%; base interest rate - ranging from 3.3% to 4.4%; agent fee - ranging from 2% to 2.37%; and loan servicing fees - 1%. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 8.81% to 11.38%; discount rate - 15% to 21.5%; base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in special purpose entities on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in special purpose entities represents our maximum exposure to loss regarding our involvement with our special purpose entities.

At December 31, 2006, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate (including accounts paid
in full as a result of upgrades):
Impact on fair value of a 10% adverse change	$235
Impact on fair value of a 20% adverse change	$478

Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$478
Impact on fair value of a 20% adverse change	$1,033

Discount Rate:
Impact on fair value of a 10% adverse change	$248
Impact on fair value of a 20% adverse change	$489

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

Inventories — Inventories are stated at the lower of cost or market value. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to cost of Vacation Interval sales based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At December 31, 2006, the estimated costs not yet incurred, which are expected to complete promised amenities was $2.1 million. We allocate the estimated promised and completed amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

Land, Equipment, Buildings, and Leasehold Improvements— Land, equipment (including equipment under capital lease), buildings, and leasehold improvements are stated at cost. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred; significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, ranging from 3 to 20 years. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Derivative Financial Instruments — We follow Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Earnings Per Share (“EPS”) — Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of common shares and potentially dilutive shares outstanding. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of the stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of the stock options.

Outstanding stock options totaling 2,777,147; 2,270,657 and 1,996,807 were dilutive securities that were included in the computation of diluted EPS at December 31, 2004, 2005 and 2006, respectively. Outstanding stock options totaling 874,500, 867,000 and 827,000 were not dilutive at December 31, 2004, 2005 and 2006, respectively, because the exercise price for such options exceeded the market price for our common shares.

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

We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Furthermore, compensation cost will be recognized for any stock option grants issued, modified, repurchased, or canceled after December 31, 2005. We recognized $252,000 of stock-based compensation expense for the year ended December 31, 2006.

See Note 10 under the heading “Equity” for a table that illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our outstanding stock option grants as of the years ended December 31, 2004 and 2005, prior to the adoption of SFAS No. 123R.

There were no stock options granted during 2004. There were 267,000 stock options granted during 2005 with an exercise price of $1.62 per share and a fair value of $1.59 per share. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 143.2% to 264.4% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

There were no stock options granted, forfeited, or expired during 2006. There were 313,850 stock options exercised during 2006 at a weighted average exercise price of $0.315 per share. At December 31, 2006 there is $230,000 of unamortized compensation expense related to the stock option grants during 2005, which will be fully recognized by August 2008.

Use of Estimates— The preparation of the consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, estimates for taxes, valuation of SF-III, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Revised Statements of Cash Flows Presentation — In previously issued Statements of Cash Flows, we reported the operating and investing activities of our discontinued operations on a combined basis as a single amount. In 2006, we separately disclosed those activities within the Company’s other operating and investing activities. There were no activities from discontinued operations during 2006, however during 2005 we previously disclosed a net use of cash for operating activities of $841,000 and in 2004 we previously disclosed net cash provided by operating activities of $389,000 pertaining to discontinued operations. In addition, we have revised both the 2005 and 2004 Statements of Cash Flows to reflect cash restricted for repayment of debt as a financing activity rather than an operating activity, in the amounts of $312,000 and $2.5 million, respectively.

Our 2005 and 2004 Statements of Cash Flows presentation have been adjusted as follows to reflect these revisions (in thousands):

	Cash Provided	Cash Provided by (Used in)	Cash Provided by (Used in)
	By Operating	Investing	Financing
	Activities	Activities	Activities

2005, as previously reported	$76,150	$18,531	$(93,785)
2005, revised	$75,681	$18,471	$(94,097)

2004, as previously reported	$5,748	$(570)	$1,275
2004, revised	$9,404	$(1,334)	$(1,228)

Other Recent Accounting Pronouncements —

SFAS No. 155 - In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The statement is effective as of the beginning of any fiscal year beginning after September 15, 2006, with early adoption permitted as of January 1, 2006. We are still evaluating the impact the adoption of SFAS No. 156 will have on our consolidated financial condition and results of operations.

FIN No. 48 - In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial condition and results of operations.

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are still evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial condition and results of operations.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on our consolidated financial condition and results of operations.

3.  CONCENTRATIONS OF RISK

Credit Risk — We are exposed to credit risk related to our notes receivable.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of at least 10% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of default on these promissory notes. Although we prescreen prospects by credit scoring them in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.

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

Interest Rate Risk — We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 38% of our indebtedness bears interest at variable rates and our customer receivables bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically obtained and could cause the rate on our borrowings to exceed the rate at which we provide financing to our customers. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial condition.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan with SF-II, for a notional amount of $39.3 million at December 31, 2006, that expires between September 2011 and March 2014. Our variable funding note (“VFN”) with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap, however there are no amounts outstanding under this line of credit at December 31, 2006.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $52.3 million at December 31, 2006, bear interest at a blended fixed rate of 5.4%, and the Series 2006-A Notes related to SF-V bear interest at a blended fixed rate of 6.7%.

Availability of Funding Sources — We fund substantially all of our notes receivable, timeshare inventories, and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds we receive from repayments of such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby having a material adverse effect on our results of operations, cash flows, and financial position.

Geographic Concentration — Our notes receivable are primarily originated in Texas (where approximately 61% of Vacation Interval sales took place in 2006), Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial stability of the borrowers. Our Vacation Interval inventories are concentrated in Texas, Missouri, Illinois, Massachusetts, and Georgia. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of our products and the collection of notes receivable.

4.  NOTES RECEIVABLE

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2006 and 2005 was approximately 15.7% and 15.3%, respectively, with individual rates ranging from 0% to 17.5%. The Vacation Interval notes receivable with interest rates of 0% originated between 1997 and 2003, and have an outstanding balance at December 31, 2006 of approximately $156,000. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.3 million and $3.1 million at December 31, 2005 and 2006, respectively, and are non-interest bearing.

We ceased accruing interest on delinquent notes of $30.3 million and $38.2 million as of December 31, 2005 and 2006, respectively, as collection of interest on such notes was deemed improbable.

Notes receivable are scheduled to mature as follows at December 31, 2006 (in thousands):

2007	$37,068
2008	35,811
2009	38,040
2010	38,858
2011	40,690
Thereafter	107,368
297,835
Less allowance for uncollectible notes	(68,118)
Notes receivable, net	$229,717

There were no notes sold with recourse during the years ended December 31, 2004, 2005, and 2006.

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

During the third quarter of 2005, we closed a term securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC (“UBS”). The Series 2005-A Notes were issued pursuant to an Indenture (“Indenture”) between Silverleaf, as servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes ranging from Class A through Class D notes with a blended fixed rate of 5.4%.

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received gross cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. Simultaneous with the sale of the timeshare receivables to SF-III, SF-I was dissolved, and notes receivable net of allowance for uncollectible notes of $62.9 million and notes payable of $50.4 million were assumed from SF-I, along with other assets, liabilities, and equity of $12.5 million. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale.

At December 31, 2006, SF-III held notes receivable totaling $62.7 million, with related borrowings of $52.3 million. We are responsible for servicing the timeshare receivables pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible receivables held by the facility. Such fees were $1.1 million and $1.5 million for the years ended December 31, 2005 and 2006, respectively. We also serviced notes receivable sold to SF-I for a fee of 1% of eligible receivables held by SF-I. We received fees of $684,000 and $355,000 for the years ended December 31, 2004 and 2005, respectively, for servicing those receivables. Such fees received approximate our internal cost of servicing such receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

Except for the repurchase of timeshare receivables that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the years ended December 31, 2005 and 2006, we paid approximately $386,000 and $2.1 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. We had a similar arrangement in place with SF-I in regard to repurchasing the Vacation Intervals securing defaulted contracts. For the years ended December 31, 2004 and 2005, we paid approximately $2.5 million and $988,000, respectively, at public auction to repurchase defaulted Vacation Intervals from SF-I.

In the event cash flows from the notes receivable held by the special purpose entities are sufficient to pay all debt service obligations, fees, and expenses, we may receive distributions from the special purpose entities. For the year ended December 31, 2005, we received $4.3 million in cash distributions from SF-I. We received distributions of $1.6 million and $16.6 million from SF-III during 2005 and 2006, respectively.

We consider accounts over 60 days past due to be delinquent. As of December 31, 2006, $4.7 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $27.5 million of notes, of which $24.7 million is pledged to senior lenders, would have been considered to be delinquent, had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

The activity in gross notes receivable is as follows for the years ended December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006

Balance, beginning of period	$248,972	$230,051
Sales	142,984	164,208
Collections	(64,640)	(67,786)
Receivables charged off, gross	(30,108)	(28,638)
Receivables received via dissolution of SF-I	73,687	—
Sold notes receivable	(140,844)	—
Balance, end of period	$230,051	$297,835

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

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2004, 2005, and 2006 (in thousands):

	December 31,
	2004	2005	2006

Balance, beginning of period	$48,372	$52,506	$52,479
Reclassification of estimated inventory recoveries on future charge offsuture charge offs	—	—	11,786
Estimated uncollectible revenueEstimated uncollectible revenue	—	—	32,491
Provision for uncollectible notes	26,811	23,649	—
Receivables charged off, gross	(36,941)	(30,108)	(28,638)
Receivables charged off, inventory recoveries	13,023	9,390	—
Receivables charged off, sales provision	4,073	2,629	—
Allowance received via dissolution of SF-I	—	10,803	—
Allowance related to notes sold	(2,832)	(16,390)	—
Balance, end of period	$52,506	$52,479	$68,118

The allowance for uncollectible notes was 22.8% and 22.9% of gross notes receivable as of December 31, 2005 and 2006, respectively. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

5.  INVENTORIES

Inventories consist of the following at December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Timeshare units	$54,553	$82,892
Amenities	41,867	48,001
Land	11,833	16,132
Recovery of canceled and traded intervals	9,174	—
Other	170	734
Total	$117,597	$147,759

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years. Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6.  LAND, EQUIPMENT, BUILDINGS, AND LEASEHOLD IMPROVEMENTS

Land, equipment, buildings, and leasehold improvements consist of the following at December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Land	$1,989	$2,734
Vehicles and equipment	4,211	9,457
Office equipment and furniture	28,992	34,091
Buildings and leasehold improvements	10,425	19,454
	45,617	65,736
Less accumulated depreciation	(35,176)	(37,696)
Land, equipment, buildings, and leasehold improvements	$10,441	$28,040

Depreciation expense for the years ended December 31, 2004, 2005, and 2006 was $3.6 million, $2.7 million, and $2.5 million, respectively, which includes amortization of equipment acquired under capital leases.

7.  INCOME TAXES

Income tax expense from continuing operations consists of the following components for the years ended December 31, 2004 2005, and 2006 (in thousands):

	2004	2005	2006
Current income tax expense - Federal	$—	$—	$5,025
Current income tax expense - State	23	201	179
Total current income tax expense	23	201	5,204

Deferred income tax expense - Federal	—	8,658	7,811
Deferred income tax expense - State	—	866	1,387
Total deferred income tax expense	—	9,524	9,198

Total income tax expense	$23	$9,725	$14,402

A reconciliation of income tax expense on reported pre-tax income from continuing operations at statutory rates to actual income tax expense for the years ended December 31, 2004, 2005, and 2006 is as follows (in thousands):

	2004		2005		2006
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense at statutory rates	$4,824	35.0%	$11,253	35.0%	$13,093	35.0%
State income taxes, net of Federal income tax benefit	427	3.1%	1,125	3.5%	1,309	3.5%
Deferred tax asset reserve	(7,376)	(53.5)%	—	0.0%	—	0.0%
Reconciliation to prior year tax return	1,464	10.6%	—	0.0%	(527)	(1.5)%
Permanent differences	—	0.0%	(3,094)	(9.7)%	96	0.3%
Other	684	5.0%	441	1.4%	431	1.2%
Total income tax expense	$23	0.2%	$9,725	30.2%	$14,402	38.5%

Deferred income tax assets and liabilities as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006
Deferred tax liabilities:
Depreciation	$71	$—
Installment sales income	79,524	88,689
Other	484	—
Total deferred tax liabilities	80,079	88,689

Deferred tax assets:
Net operating loss carryforward - pre exchange offer	22,257	13,939
Net operating loss carryforward - post exchange offer	46,419	48,578
AMT tax credit	2,918	8,489
Total deferred tax assets	71,594	71,006

Net deferred tax liability	$8,485	$17,683

We report substantially all Vacation Interval sales, which we finance, on the installment method for federal income tax purposes. Under the installment method, we do not recognize income on sales of Vacation Intervals until we receive the down payment or installment payment on customer receivables. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2006.

We have been subject to Alternative Minimum Tax (“AMT”) as a result of the deferred income that results from the installment sales treatment of Vacation Interval sales for regular tax purposes. The AMT liability creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period. We estimate our AMT liability for 2006 is approximately $7.2 million, with the result that we will have total minimum tax credits of approximately $8.5 million as of December 31, 2006. We also anticipate that we will pay significant AMT in future years.

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

Due to a restructuring in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. There is an annual limitation of approximately $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long term tax exempt rate. We believe that approximately $36.2 million of our net operating loss carryforwards as of December 31, 2006, are subject to the Section 382 limitations.

The following are the expiration dates and the approximate net operating loss carryforwards at December 31, 2006 (in thousands):

Expiration Dates
2019	$2,650
2020	132,278
2021	27,455
$162,383

8.  DEBT

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2005 and 2006 (in thousands):

	December 31,		Revolving		Interest
	2005	2006	Term	Maturity	Rate
$100 million Textron receivable-based revolver(the loan agreement is currently limited to $60 million of availability).	$53,661	$28,903	6/30/08	6/30/11	Prime + 1.00%
$50 million CapitalSource receivable-based revolver	28,800	22,831	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	—	93	12/31/08	12/31/11	Prime + 0.50%
$125 million SF-IV receivable-based revolver	—	—	12/3/08	12/3/10	LIBOR+1.25%
$25 million Resort Funding receivable-based revolver	—	—	5/20/07	5/20/10	Prime + 1.50%
$66.4 million Textron receivable-based non-revolving conduit loan	37,224	25,090	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	20,839	14,210	—	9/22/11	7.90%
$128 million SF-V receivable-based non-revolver	—	113,138	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	10,000	10,000	8/31/08	8/31/10	LIBOR+3.25%
$6 million Textron inventory loan agreement	—	5,000	8/31/08	8/31/10	Prime + 3.00%
$5 million Textron inventory loan agreement	3,335	1,115	—	3/31/07	Prime + 3.00%
$30 million CapitalSource inventory loan agreement	15,000	18,876	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	6,000	5,985	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	2,282	7,590	—	various	various
Total notes payable	177,141	252,831
Capital lease obligations	128	1,719	—	various	various
Total notes payable and capital lease obligations	177,269	254,550

6.0% senior subordinated notes, due 2007	3,796	3,796	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	2,562	854	—	4/1/07	6.00%
Total senior subordinated notes	33,175	31,467

Total	$210,444	$286,017

We have $264.3 million available funding under our current debt facilities. At December 31, 2006, the LIBOR rates on our senior credit facilities were 5.32% (1 month) and 5.37% (3 month) and the Prime rate on these facilities was 8.25%.

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

Such credit facilities also contain operating covenants as of December 31, 2006, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, sales and marketing expenses as a percentage of sales below 55.0% for the latest rolling 12 months, maintain notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, maintain positive net income for each year end, and for any two consecutive fiscal quarters, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO score can be obtained; (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.

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

In June 2004, we completed an offer to exchange $24.7 million in principal amount of our 6% senior subordinated notes due 2007 for $24.7 million in principal amount of our 8% senior subordinated notes due 2010 and a cash payment of approximately $271,000, representing accrued, unpaid interest from April 1, 2004 through June 6, 2004.

During 2005, we entered into a $26.3 million amendment and expansion of our conduit term loan agreement with SF-II. Under the terms of the amendment, we sold approximately $31.0 million of notes receivable and received cash proceeds of approximately $26.3 million. The new conduit term loan with SF-II will mature in 2011 and bears interest at a fixed annual rate of 7.9%. We also entered into receivables and inventory loan agreements with three new senior lenders during 2005. These new loan agreements contain a cumulative borrowing capacity of $155 million, are due between April 2008 and December 2011, and bear interest at rates ranging from Prime plus 0.5% to Prime plus 2%. We also consolidated, amended, and restated the receivable facilities with another senior lender, and paid in full the $20.7 million of term loans and $6.0 million under one inventory loan we had outstanding with that same senior lender. We also paid in full the aggregate outstanding balance of $37.8 million we had outstanding under receivables and inventory loans with two other senior lenders.

During the first quarter of 2006 we closed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC, a Delaware limited liability company. SF-IV was formed for the purpose of issuing a $100 million variable funding note to UBS. During the fourth quarter of 2006 the facility was amended to increase the availability from $100 million to $125 million. The funding period was originally scheduled to end in March 2007 but was extended to December 2008, and the interest rate on advances by UBS to SF-IV was reduced from the initial rate of LIBOR plus 1.5% to LIBOR plus 1.25%. The revised facility will mature in December 2010. The VFN is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. The VFN was issued pursuant to the terms and conditions of an indenture between SF-IV, UBS, and Wells Fargo Bank, National Association, as indenture trustee. We will service the customer notes receivable sold to SF-IV under the terms of an agreement with the indenture trustee and SF-IV.

In August 2006, we closed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance V, L.P., a Delaware limited partnership. SF-V was formed for the purpose of issuing approximately $128.0 million of its Timeshare Loan-Backed Notes Series 2006-A in a private offering and sale through UBS. The Series 2006-A Notes were issued pursuant to the terms and conditions of an indenture between ourselves as servicer, SF-V, as issuer, Silverleaf Finance V, LLC, as general partner of SF-V, and Wells Fargo Bank, National Association, as indenture trustee, custodian, backup servicer, and account intermediary. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended fixed rate of 6.7%, and have a final maturity of July 2018.

The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf in three separate transactions from August 2006 to November 2006. The original amount of notes receivable purchased by SF-V to secure the Series 2006-A Notes was $155.1 million and the balance of eligible notes receivable pledged as collateral at December 31, 2006 was $132.2 million. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-V are being acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. We will continue to service the customer notes receivable sold to SF-V under the terms of the indenture and will receive a fee for our services.

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

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, we consider the customer account to be current. Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2005 and 2006, a total of $28.3 million and $24.8 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2005 and 2006, approximately $125,000 and $349,000, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2006 (in thousands):

2007	$7,990
2008	27,265
2009	1,208
2010	46,008
2011	62,460
Thereafter	141,086
Total	$286,017

Total interest expense and lender fees for the years ended December 31, 2004, 2005, and 2006 was $17.6 million, $17.3 million, and $21.7 million, respectively. Interest of $322,000, $1.1 million, and $869,000 was capitalized to inventory during the years ended December 31, 2004, 2005, and 2006, respectively.

As of December 31, 2006, eligible customer notes receivable with a face amount of $263.3 million and interval inventory of $41.0 million were pledged as collateral.

9.  COMMITMENTS AND CONTINGENCIES

We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial position.

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements. Some of the matters may involve claims, which, if granted, could be materially adverse to our financial position.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or make other expenditures in amounts or a range of amounts that could be materially adverse to our business, results of operations, or financial position.

We have entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2012. The total rental expense incurred during the years ended December 31, 2004, 2005, and 2006 was $2.3 million, $2.2 million, and $2.7 million, respectively. We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled contractual commitments as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Capital leases	$592	$585	$505	$115	$114	$—
Operating leases	2,619	2,260	1,731	857	360	88
Other purchase obligations:
Construction commitments	21,843	—	—	—	—	—
Employment agreements	1,335	—	—	—	—	—
Total	$26,389	$2,845	$2,236	$972	$474	$88

Capital leases include $192,000 of future interest, using an approximate interest rate of 5.4%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2006. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance sheet conduit financing subsidiary that is not included, since the note represents only a potential, future cash outlay, and in addition, is eliminated on a consolidated basis.

Equipment acquired under capital leases consists of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Amount of equipment under capital leases	$2,643	$2,006
Less accumulated depreciation	(2,408)	(237)
	$235	$1,769

At December 31, 2006, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $297.8 million with an allowance for uncollectible notes of approximately $68.1 million.

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

Stock option transactions during 2004, 2005 and 2006 are summarized as follows:

	2004		2005		2006
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	3,704,979	$3.64	3,651,647	$3.60	3,137,657	$4.20
Granted	—	$—	267,000	$1.62	—	$—
Exercised	(33,332)	$0.32	(634,066)	$0.32	(313,850)	$0.32
Expired	—	$—	—	$—	—	$—
Forfeited	(20,000)	$16.74	(146,924)	$1.33	—	$—
Options outstanding, end of year	3,651,647	$3.60	3,137,657	$4.20	2,823,807	$4.63

Exercisable, end of year	1,953,549	$6.45	2,356,105	$5.34	2,645,807	$4.83

For stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$16.00 - $25.50	643,500	$16.71	1.5	643,500	$16.71
$7.31 - $7.31	148,500	7.31	3.0	148,500	7.31
$3.59 - $3.69	75,000	3.64	4.0	75,000	3.64
$1.62 - $1.62	267,000	1.62	9.0	89,000	1.62
$0.29 - $0.32	1,689,807	0.31	6.7	1,689,807	0.31
Total	2,823,807			2,645,807

The aggregate intrinsic value of our outstanding and exercisable options at December 31, 2006 is $7.9 million and $7.3 million, respectively, with weighted average remaining lives of 6.9 years and 6.7 years, respectively. The intrinsic value of stock options exercised during each of the three years ended December 31, 2004, 2005 and 2006 was $31,000, $1.1 million and $1.1 million, respectively.

We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. The fair value of the stock options granted is estimated using the following weighted average assumptions: expected volatility ranging from 143.2% to 264.4% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, and no distribution yield for all grants.

Compensation cost will be recognized for any stock option grants issued, modified, repurchased, or canceled after December 31, 2005. We recognized $252,000 of stock-based compensation expense for the year ended December 31, 2006. The following table illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our outstanding stock option grants as of December 31, 2004 and 2005, prior to the adoption of SFAS No. 123R (in thousands, except per share amounts):

	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income — as reported	$13,759	$23,167
Deduct: Stock-based compensation expense computed under the fair value method, net of tax	(297)	(278)
Net income — pro forma	$13,462	$22,889

Net income per share, basic
As reported	$0.37	$0.63
Pro forma	$0.37	$0.62
Net income per share, diluted
As reported	$0.35	$0.59
Pro forma	$0.35	$0.59

The fair value of the stock options granted during 2005 was $1.59. There were no stock options granted during 2004 or 2006.

11. DISCONTINUED OPERATIONS

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

Notwithstanding the closing of this sale of utilities assets, our agreement with the Purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During the third quarter of 2005, the Purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending at this time. However, we entered into an amendment during July 2006 in which the deadline for obtaining required approvals from the appropriate Texas regulatory agencies was extended from September 2006 to March 2007. During February 2007, the deadline for obtaining approval from the Texas regulatory agencies was extended another 90 days from March 2007 to June 2007. If the Purchasers do not receive required approvals from Texas regulators relating to the utility assets in Texas (the “Texas Assets”) by June 2007, the Texas Assets will be reconveyed to us, the transaction involving the Texas Assets will be rescinded, and we will be obligated to return to the Purchasers approximately $6.2 million of the purchase price attributable to the Texas Assets.

The condensed consolidated statements of operations for discontinued operations are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2005

REVENUES:
Gain on sale of discontinued operations	$—	$879
Other income	2,860	438
Total revenues	2,860	1,317

COSTS AND OPERATING EXPENSES:
Other expense	1,376	278
Depreciation	859	—
Interest expense	1	—
Total costs and operating expenses	2,236	278

Income from discontinued operations	624	1,039
Provision for income taxes	—	(298)
Income from discontinued operations	$624	$741

There were no discontinued operations during the year ended December 31, 2006.

12. RELATED PARTY TRANSACTIONS

Each timeshare owners’ association (except for the Club at Orlando Breeze) has entered into a management agreement with Silverleaf Club, which authorizes the Clubs to manage the resorts. Silverleaf Club has in turn entered into a management agreement with the Company, whereby we supervise the management and operations of the resorts. Pursuant to the management agreement with Silverleaf Club, we earn a maximum management fee equal to 15% of gross revenues of Silverleaf Club, but our right to receive such a fee on an annual basis is limited to the amount of Silverleaf Club's net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. The Silverleaf Club management agreement is effective through March 2010, and will continue year-to-year thereafter unless cancelled by either party. During the years ended December 31, 2004, 2005, and 2006, we recorded management fees of $1.2 million, $1.9 million, and $1.9 million, respectively, in management fee income.

Orlando Breeze has its own Club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. The management agreement with Orlando Breeze Resort Club provides for a maximum annual management fee equal to 15% of gross revenues of Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the amount of Orlando Breeze Resort Club’s net income. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. As of December 31, 2006, we have not received payment of management fees from Orlando Breeze Resort Club.

The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs. During the years ended December 31, 2004, 2005, and 2006, we incurred $252,000, $266,000, and $312,000, respectively, of expenses under these agreements. Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs. During the years ended December 31, 2004, 2005, and 2006, we charged the Clubs $3.3 million, $3.3 million, and $3.3 million, respectively, under these agreements.

The following schedule represents amounts due from and to affiliates at December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006

Timeshare owners associations and other, net	$511	$880
Amount due from Silverleaf Club	169	371
Total amounts due from affiliates	$680	$1,251

Amount due to special purpose entities	$544	$246
Total amounts due to affiliates	$544	$246

During 2001, Silverleaf Club entered into a loan agreement for $1.8 million, whereby we guaranteed such debt with certain of our assets. Silverleaf Club’s related note payable balance of $161,000 was paid in full during November 2005.

At December 31, 2005 and 2006, the amount due to our special purpose entities primarily relates to upgrades of sold notes receivable. Upgrades represent sold notes that are replaced by new notes when holders of said notes upgrade to a more valuable Vacation Interval.

The William H. Francis Trust (the “Trust”), a trust for which one of our directors serves as trustee, is entitled to a 10% net profits interest from sales of certain land in Mississippi. The net profits interest was granted to the Trust pursuant to a Net Profits Agreement dated July 20, 1995, between the Trust and a subsidiary of the Company, which was dissolved after its assets and liabilities, including the Net Profits Agreement, were acquired by the Company. Pursuant to the Net Profits Agreement, the affiliate agreed to provide consulting services to us. During 2006, we paid the Trust $58,744 under the Net Profits Agreement due to the sale of land subject to the net profits interest. As of December 31, 2006, we own less than 2 acres of developable land that is subject to this net profits interest.

As a 2003 bonus to Mr. Mead, the Compensation Committee approved assigning to him approximately 449 acres of flood plain land owned by the Company. We also agreed to quitclaim to Mr. Mead all of our rights, including reversionary rights from the Sabine River Authority (“SRA”), in two other tracts of flood plain land of approximately 619 and 466 acres each, which were owned by the SRA but held by the Company and a homeowner's association under a long term ground lease. The Compensation Committee determined that the aggregate market value at December 31, 2003 of our ownership interests and other rights in these three tracts of flood plain land was approximately $73,000. This determination of market value was based upon an independent appraisal from an independent appraisal firm retained by the Compensation Committee. Our basis in these three tracts of flood plain land was zero, and we had an offsetting gain of approximately $73,000 in adjusting it to fair value at December 31, 2003. Subsequently, in February 2005 the Board of Directors (with Mr. Mead abstaining) approved a correction of the 2003 bonus transaction to make a county road the dividing line between the properties. This involved a conveyance of approximately 25 acres back to us, the conveyance of approximately 42 acres to Mr. Mead, and a cash payment by Mr. Mead for the 17 acre difference based on market value, as previously determined by the independent appraiser retained by the Compensation Committee.

During 2004, we retained the services of Francis Enterprises, Inc., a government affairs consulting firm owned by Mr. Francis, to advise us with respect to certain regulatory actions taken by the Federal Trade Commission and the Federal Communications Commission in implementing the national do-not-call list. We paid Mr. Francis' firm $75,000 during 2004 for such services. No payments were made to Francis Enterprises, Inc. during 2005 or 2006.

During 2005, we retained the services of TradeMark Consulting, Co. (“TradeMark”), a consulting company owned and operated by Thomas J. Morris, who became one of our executive officers in August 2005. Mr. Morris entered into an employment agreement with us which provided that the Independent Contractor Consulting Agreement (“Consulting Agreement”) we had with Trademark would not be affected by the employment agreement and that Mr. Morris’ operation of such company would not be a violation of the noncompetition provisions of his employment agreement. The Consulting Agreement provided for certain bonuses to be paid upon Silverleaf’s completion of specified financing transactions. Pursuant to the Consulting Agreement, as amended, with TradeMark, we paid TradeMark $375,324 in fees and other contractual payments as provided for by the Consulting Agreement. These fees and payments were for services rendered before Mr. Morris became one of our executive officers in August 2005. We paid Mr. Morris’ company a bonus of $100,000 in 2006 as a result of the completion of a financing transaction on March 2, 2006. The Consulting Agreement terminated on March 15, 2006.

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

We had senior subordinated notes of $33.2 million and $31.5 million as of December 31, 2005 and 2006, respectively. The estimated fair value of these senior subordinated notes at December 31, 2005 and 2006 was approximately $20.8 million and $19.7 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

14.  SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, and SF-V have guaranteed the $31.5 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the years ended December 31, 2004, 2005, and 2006. Combined summarized balance sheet information of the Guarantor Subsidiaries as of December 31, 2005 and 2006, is as follows (in thousands):

	December 31,
	2005	2006

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

15.  401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. The employee contributions vest immediately. We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis. We incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2004, 2005, and 2006.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2005 and 2006 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2006	$45,672	$53,033	$56,100	$52,078
2005	$42,080	$49,355	$62,305	$48,168
Total costs and operating expenses
2006	$35,566	$42,041	$46,264	$45,603
2005	$39,088	$42,839	$44,749	$43,082
Income from continuing operations
2006	$6,215	$6,760	$6,049	$3,982
2005	$2,394	$4,231	$12,250	$3,550
Income from discontinued operations
2006	$—	$—	$—	$—
2005	$128	$—	$613	$—
Net income
2006	$6,215	$6,760	$6,049	$3,982
2005	$2,522	$4,231	$12,863	$3,550
Income per common share from continuing operations: basic
2006	$0.17	$0.18	$0.16	$0.11
2005	$0.07	$0.11	$0.33	$0.10
Income per common share from discontinued operations: basic
2006	$0.00	$0.00	$0.00	$0.00
2005	$0.00	$0.00	$0.02	$0.00
Net income per common share: basic
2006	$0.17	$0.18	$0.16	$0.11
2005	$0.07	$0.11	$0.35	$0.10
Income per common share from continuing operations: diluted
2006	$0.16	$0.17	$0.15	$0.10
2005	$0.06	$0.11	$0.31	$0.09
Income per common share from discontinued operations: diluted
2006	$0.00	$0.00	$0.00	$0.00
2005	$0.00	$0.00	$0.02	$0.00
Net income per common share: diluted
2006	$0.16	$0.17	$0.15	$0.10
2005	$0.06	$0.11	$0.33	$0.09

As discussed under the heading “Significant Accounting Policies Summary” in Note 2, in 2006 we changed our accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, and changed our accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), Share-Based Payment. As a result, some of the amounts for 2005 may not be comparable to 2006.

17.  SUBSEQUENT EVENTS

We entered into a consolidated, amended and restated loan and security agreement (the “Agreement”) with Textron Financial Corporation effective February 21, 2007. Our current receivables and inventory financing arrangements were consolidated into one facility, with a reduction in the interest rate on the “receivables component” from Prime Rate plus 1% to Prime Rate. The interest rate on advances under the “acquisition component” and the “inventory component” of the consolidated debt are now Prime Rate plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were the Prime Rate plus 3% and LIBOR plus 3.25%. The funding period has been extended from June 2008 to January 2010. The receivables component matures on January 31, 2013, and the acquisition and inventory component each mature on January 31, 2012.