Form 10-Q
period 2007-03-31
SILVERLEAF RESORTS INC
filed 2007-05-11
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐     No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of May 11, 2007: 37,808,154.

Explanatory Note

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under Items 1 and 2. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are discussed under the heading “Risk Factors” beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2006. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

SILVERLEAF RESORTS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Statements of Operations for the three
	months ended March 31, 2007 and 2006	3

	Condensed Consolidated Balance Sheets as of March 31, 2007
	and December 31, 2006	4

	Condensed Consolidated Statement of Shareholders' Equity for
	the three months ended March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows for the
	three months ended March 31, 2007 and 2006	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits and Reports on Form 8-K	21

	Signatures	22

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Vacation Interval sales	$53,365	$41,467
Estimated uncollectible revenue	(8,541)	(7,186)
Net sales	44,824	34,281

Interest income	12,547	10,095
Management fee income	615	465
Other income	840	831
Total revenues	58,826	45,672

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,770	4,181
Sales and marketing	27,449	19,232
Operating, general and administrative	8,423	7,189
Depreciation	858	539
Interest expense and lender fees	5,651	4,425
Total costs and operating expenses	48,151	35,566

Income before provision for income taxes	10,675	10,106
Provision for income taxes	(4,110)	(3,891)

Net income	$6,565	$6,215

Basic net income per share	$0.17	$0.17

Diluted net income per share	$0.17	$0.16

Weighted average basic common shares issued
and outstanding	37,808,154	37,494,304
Weighted average diluted common shares issued
and outstanding	39,362,485	38,615,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)

Cash and cash equivalents	$22,885	$11,450
Restricted cash	15,489	15,771
Notes receivable, net of allowance for uncollectible notes of
$68,351 and $68,118, respectively	242,258	229,717
Accrued interest receivable	2,996	2,936
Investment in special purpose entity	11,806	13,008
Amounts due from affiliates	1,511	1,251
Inventories	148,397	147,759
Land, equipment, buildings, and leasehold improvements, net	30,997	28,040
Land held for sale	276	205
Prepaid and other assets	27,057	24,393

TOTAL ASSETS	$503,672	$474,530

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$10,074	$14,192
Accrued interest payable	2,053	1,792
Amounts due to affiliates	128	246
Unearned Vacation Interval sales	75	-
Unearned samplers	6,251	6,245
Income taxes payable	1,572	163
Deferred income taxes	20,494	17,683
Notes payable and capital lease obligations	276,765	254,550
Senior subordinated notes	31,467	31,467

Total Liabilities	348,879	326,338

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
37,808,154 shares issued and outstanding at March 31, 2007 and
December 31, 2006	378	378
Additional paid-in capital	112,591	112,555
Retained earnings	41,824	35,259

Total Shareholders' Equity	154,793	148,192

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$503,672	$474,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2007	37,808,154	$378	$112,555	$35,259	$148,192

Stock-based compensation	-	-	36	-	36
Net income	-	-	-	6,565	6,565

March 31, 2007	37,808,154	$378	$112,591	$41,824	$154,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$6,565	$6,215
Adjustments to reconcile net income to net cash used in
operating activities:
Estimated uncollectible revenue	8,541	7,186
Deferred income taxes	2,811	3,667
Depreciation	858	539
Gain on sale of land held for sale	-	(499)
Stock-based compensation	36	81
Cash effect from changes in operating assets and liabilities:
Restricted cash	(4)	(654)
Notes receivable	(21,082)	(24,156)
Accrued interest receivable	(60)	(104)
Investment in special purpose entity	1,202	557
Amounts due from/to affiliates	(378)	294
Inventories	(638)	(9,529)
Prepaid and other assets	(2,735)	(2,235)
Accounts payable and accrued expenses	(4,118)	(1,002)
Accrued interest payable	261	301
Unearned Vacation Interval sales	75	76
Unearned samplers	6	(43)
Income taxes payable	1,409	1,303
Net cash used in operating activities	(7,251)	(18,003)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(3,815)	(290)
Proceeds from sale of land held for sale	-	791
Net cash (used in) provided by investing activities	(3,815)	501

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	49,036	66,095
Payments on borrowings to unaffiliated entities	(26,821)	(49,233)
Restricted cash for repayment of debt	286	(2,408)
Net cash provided by financing activities	22,501	14,454

Net change in cash and cash equivalents	11,435	(3,048)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,450	10,990
End of period	$22,885	$7,942

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$4,631	$3,485
Income taxes paid	$-	$1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”), as well as all the financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K, including our adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”) and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective January 1, 2006.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance III, LLC, our wholly-owned off-balance sheet qualified special purpose finance subsidiary, formed during the third quarter of 2005 (“SF-III”). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Adoption of SFAS No. 152 — We adopted SFAS No. 152 effective January 1, 2006. However, we did not have a cumulative effect of a change in accounting principle as our adoption of SFAS No. 152 had an immaterial impact on our results for periods prior to January 1, 2006. SFAS No. 152 amends Financial Accounting Standards Board Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). This Statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement or reclassification of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs. The remaining amount is deferred and recognized as the remaining costs are incurred. We had $75,000 in deferred Vacation Interval sales at March 31, 2007 related to the percentage-of-completion method.

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

The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. On at least a quarterly basis, we evaluate the estimated cost of sales percentage using updated information for total estimated phase revenue and total estimated phase costs, both actual to date and expected in the future. The effects of changes in estimates are accounted for in the period in which they first become known on a retrospective basis using a current period adjustment.

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

Allowance for Uncollectible Notes — Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes is adjusted based upon periodic analysis of the notes receivable portfolio, historical credit loss experience, and current economic factors.

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

Investment in Special Purpose Entity — We closed a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement during the third quarter of 2005. This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by the Company pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., (“SF-I”), our former qualified special purpose entity which was dissolved during the third quarter of 2005. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and will receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. SFAS No. 140 was amended in March 2006 by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and is to be applied prospectively to new transactions occurring after the effective date. The adoption of SFAS No. 156 as of January 1, 2007, did not affect the manner in which we account for our investment in our special purpose entity. The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to our investment in special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) - 15.9%; expected credit losses - 8.81% to 11.38%; discount rate - 15% to 21.5% base interest rate - 5.37%; and loan servicing fees - 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of our investment in special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit costs are capitalized as inventory and are allocated to cost of Vacation Interval sales based upon their relative sales values.

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At March 31, 2007, the estimated costs not yet incurred, which are expected to complete promised amenities was $4.4 million. We allocate the estimated promised and completed amenities cost to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

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

Prepaid and Other Assets— Prepaid and other assets consist primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, deferred commissions, novelty inventories, deposits, collected cash in lender lock boxes which has not yet been applied to the loan balances by our lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the life of the related debt.

Income Taxes— Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance would be recorded. Although we do not currently have any charges for interest and penalties, if these costs were incurred, they would be reported within the provision for income taxes. Our federal tax return includes all items of income, gain, loss, expense and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes. We have a tax sharing agreement with SF-III.

We file U.S. federal income tax returns as well as income tax returns in various states. We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2003, although carryforward attributes that were generated prior to 2003 may still be subject to examination. For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2003. In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2002.

Derivative Financial Instruments — We follow Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through SF-II, for a notional amount of $34.1 million at March 31, 2007, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at March 31, 2007 is $18.6 million.

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

Stock-Based Compensation —We adopted SFAS No. 123R as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Accordingly, we recognized $36,000 and $81,000 of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, there is $194,000 of unamortized compensation expense related to the stock option grants during 2005, which will be fully recognized by August 2008.

At March 31, 2007, we have two stock-based compensation plans. Readers should refer to “Stock-Based Compensation” under Note 2 - “Significant Accounting Policies Summary” and Note 10 - “Equity” of our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans. There were no stock options forfeited, expired or exercised during the first three months of 2006 or 2007. There have been no stock options granted since 2005.

Use of Estimates— The preparation of the condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, valuation of SF-III, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Other Recent Accounting Pronouncements —

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets.” The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The statement is effective as of the beginning of any fiscal year beginning after September 15, 2006, with early adoption permitted as of January 1, 2006. The adoption of SFAS No. 156 did not impact our consolidated financial position or results of operations.

FIN No. 48 - In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not impact our consolidated financial position, results of operations or cash flows.

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are still evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

SFAS No. 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

Note 3 - Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Weighted average shares outstanding - basic	37,808,154	37,494,304
Issuance of shares from stock options exercisable	2,031,807	2,270,657
Repurchase of shares from stock options proceeds	(477,476)	(1,149,925)
Weighted average shares outstanding - diluted	39,362,485	38,615,036

Outstanding stock options totaling approximately 792,000 and 867,000 were not dilutive at March 31, 2007 and 2006, respectively, because the exercise price for such options exceeded the market price for our shares.

Note 4 - Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at March 31, 2007 and 2006 was approximately 15.9% and 15.4%, respectively, with individual rates ranging from 0% to 17.5%. The Vacation Interval notes receivable with interest rates of 0% originated between 1997 and 2003, and have an outstanding balance at March 31, 2007 of approximately $148,000. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.9 million and $2.3 million at March 31, 2007 and 2006, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of March 31, 2007, $3.1 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $28.3 million of notes, of which $25.1 million is pledged to senior lenders, would have been considered to be delinquent, had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Notes receivable are scheduled to mature as follows at March 31, 2007 (in thousands):

For the 12-Month Period Ending March 31,
2008	$38,155
2009	37,455
2010	40,001
2011	41,359
2012	43,532
Thereafter	110,107
310,609
Less allowance for uncollectible notes	(68,351)
Notes receivable, net	$242,258

The activity in gross notes receivable is as follows for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of period	$297,835	$230,051
Sales	40,125	40,238
Collections	(19,043)	(16,082)
Receivables charged off, gross	(8,308)	(6,614)
Balance, end of period	$310,609	$247,593

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of period	$68,118	$52,479
Reclassification of estimated inventory recoveries on future charge offs	—	11,786
Estimated uncollectible revenue	8,541	7,186
Receivables charged off, gross	(8,308)	(6,614)
Balance, end of period	$68,351	$64,837

Note 5 - Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,	Revolving		Interest
	2007	2006	Term	Maturity	Rate
$100 million Textron receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below)	$45,542	$28,903	1/31/10	1/31/13	Prime
$50 million CapitalSource receivable-based revolver	18,817	22,831	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	62	93	12/31/08	12/31/11	Prime
$125 million Silverleaf Finance IV, LLC receivable-based revolver	18,621	—	12/3/08	12/3/10	LIBOR+1.25%
$25 million Resort Funding receivable-based revolver	—	—	5/20/07	5/20/10	Prime + 1.50%
$66.4 million Textron receivable-based non-revolving conduit loan	21,687	25,090	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	12,403	14,210	—	9/22/11	7.90%
$128.1 million Silverleaf Finance V, L.P. receivable-based non-revolver	100,257	113,138	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	—	10,000	8/31/08	8/31/10	LIBOR+3.25%
$6 million Textron inventory loan agreement	—	5,000	8/31/08	8/31/10	Prime + 3.00%
$5 million Textron inventory loan agreement	—	1,115	—	3/31/07	Prime + 3.00%
Textron inventory / acquisition loan agreement (see receivable-based revolver above and disclosure of Textron consolidated, amended and restated loan and security agreement below)	20,245	—	1/31/10	1/31/12	Prime + 1.00%
$30 million CapitalSource inventory loan agreement	21,376	18,876	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	8,985	5,985	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	7,209	7,590	—	various	various
Total notes payable	275,204	252,831
Capital lease obligations	1,561	1,719	—	various	various
Total notes payable and capital lease obligations	276,765	254,550

6.0% senior subordinated notes, due 2007	3,796	3,796	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	854	854	—	4/1/07	6.00%
Total senior subordinated notes	31,467	31,467

Total	$308,232	$286,017

We have $246.4 million available funding under our current debt facilities. At March 31, 2007, the LIBOR rate on our senior credit facilities was 5.32% (1 month) and the Prime rate on these facilities was 8.25%.

Effective February 21, 2007, we entered into a consolidated, amended and restated loan and security agreement with Textron Financial Corporation (“Lender”). Our receivables and inventory financing arrangements were consolidated into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment of the Lender is $100.0 million. The maximum commitment of the Lender with respect to the inventory and acquisition financing arrangements is $40.0 million and $20.0 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $40.0 million. We can borrow up to $100.0 million under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisitions financing arrangements. The interest rate on the “receivables component” was reduced from Prime Rate plus 1% to Prime Rate. The interest rate on advances under the “inventory component” and the “acquisitions component” of the consolidated debt are now Prime Rate plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were Prime Rate plus 3% and LIBOR plus 3.25%. The funding period has been extended from June 2008 to January 2010. The receivables component matures on January 31, 2013, and the acquisition and inventory components each mature on January 31, 2012.

Note 6 - Subsidiary Guarantees

All subsidiaries of the Company, except Silverleaf Finance II, Inc., (“SF-II”), a Delaware corporation, SF-III, Silverleaf Finance IV, LLC, (“SF-IV”), and Silverleaf Finance V, L.P., (“SF-V”) have guaranteed the $31.5 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the three months ended March 31, 2007 and 2006. Combined summarized balance sheet information as of March 31, 2007 and December 31, 2006 for the Guarantor Subsidiaries is as follows (in thousands):

	March 31,	December 31,
	2007	2006

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

Note 7 - Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, those discussed in the Company’s Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado which we purchased in April 2006. Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 101,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

As required, we adopted SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended
	March 31,
	2007	2006
As a percentage of total revenues:
Vacation Interval sales	90.7%	90.8%
Estimated uncollectible revenue	-14.5%	-15.7%
Net sales	76.2%	75.1%

Interest income	21.3%	22.1%
Management fee income	1.1%	1.0%
Other income	1.4%	1.8%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.8%	10.1%
Sales and marketing	51.4%	46.4%

As a percentage of total revenues:
Operating, general and administrative	14.3%	15.7%
Depreciation	1.5%	1.2%

As a percentage of interest income:
Interest expense and lender fees	45.0%	43.8%

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues

Revenues for the quarter ended March 31, 2007 were $58.8 million, representing a $13.2 million increase from revenues of $45.7 million for the quarter ended March 31, 2006. As discussed below, the increase is primarily attributable to an $11.9 million increase in Vacation Interval sales during the first quarter of 2007.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Three Months Ended Mar 31, 2007			Three Months Ended Mar 31, 2006
			Average			Average
	$ Sales	Intervals	Price	$ Sales	Intervals	Price
Interval Sales to New Customers	$23,267	1,917	$12,137	$19,995	1,743	$11,471
Upgrade Interval Sales to Existing Customers	19,402	2,262	8,577	15,258	1,874	8,142
Additional Interval Sales to Existing Customers	10,696	1,098	9,741	6,214	654	9,502
Total	$53,365			$41,467

Overall, Vacation Interval sales increased $11.9 million, or 28.7%, during the first quarter of 2007 versus the same period of 2006, as a result of higher closing percentages and continued growth in customer tours. The number of interval sales to new customers increased 10.0% and average prices increased 5.8%, resulting in a 16.4% net increase in sales to new customers in the first quarter of 2007 versus the same period of 2006. The number of interval sales to existing customers increased 32.9% and average prices increased 5.5%, resulting in a 40.2% net increase in sales to existing customers during the first quarter of 2007 versus the same period of 2006.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable prior to any recoveries of inventory, was $8.5 million for the first quarter of 2007 versus $7.2 million for the same period of 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 16.0% during the quarter ended March 31, 2007 and 17.3% during the same period of 2006. The net percentage improvement is due to the improved performance of notes originated in 2003 through 2006 as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Interest income increased $2.5 million, or 24.3%, to $12.5 million during the first quarter of 2007 from $10.1 million during the same period of 2006. The increase primarily resulted from a higher average notes receivable balance during the first quarter of 2007 versus the same period of 2006, and an increase in the average yield on our outstanding notes receivable to 15.9% at March 31, 2007 from 15.4% at March 31, 2006.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $615,000 during the first quarter of 2007 versus $465,000 during the same period of 2006.

Other income consists of marina income, golf course and pro shop income, and other miscellaneous items. Other income remained fairly constant at $840,000 for the first quarter of 2007, compared to $831,000 for the first quarter of 2006. During the first quarter of 2007, we had income generated from The Pinnacle Lodge of $368,000. In the first quarter of 2006, we sold two parcels of Mississippi land, resulting in a $499,000 pretax gain.

Cost of Vacation Interval Sales

With the implementation of SFAS No. 152 effective January 1, 2006, the relative sales value method of recording Vacation Interval cost of sales was amended to include an estimate of future defaults of uncollectible revenue, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of sales as a percentage of Vacation Interval sales increased to 10.8% during the first quarter of 2007 versus 10.1% reported for the same period of 2006. This increase is primarily due to an increased ratio of interval sales of units constructed in more recent years with higher inventory cost.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 51.4% for the first quarter of 2007 versus 46.4% for the same period of 2006. Overall, sales and marketing expense increased $8.2 million due primarily to our increased volume of Vacation Interval sales. The increase is also due to additional costs associated with our off site sales center we opened in March 2006 as well as increased costs related to new and existing promotional programs used to generate tours. These promotional programs were a primary factor in providing us with a 26% growth in tours and a 28.7% increase in Vacation Interval sales during the first quarter of 2007 versus the first quarter of 2006.

In accordance with SFAS No. 152, $866,000 and $768,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended March 31, 2007 and 2006, respectively, since the incremental costs of our sampler sales exceed incremental sampler revenue.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.3% for the first quarter of 2007 versus 15.7% for the same period of 2006. Overall, operating, general and administrative expense increased by $1.2 million for the first quarter of 2007 as compared to the same period of 2006, primarily due to an increase in salaries of $521,000, and an increase in bank fees of $220,000, primarily related to credit card processing.

Depreciation

Depreciation expense as a percentage of total revenues was 1.5% for the quarter ended March 31, 2007 versus 1.2% for the same quarter of 2006. Overall, depreciation expense for the first quarter of 2007 was $858,000 versus $539,000 for the same period of 2006, an increase of $319,000, due to capital expenditures of approximately $17.9 million since March 31, 2006.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.0% for the first quarter of 2007, compared to 43.8% for the same period of 2006. Overall, interest expense and lender fees increased $1.2 million for the first quarter of 2007 versus the same period of 2006. This increase is primarily the result of a larger average debt balance outstanding during 2007, partially offset by a decrease in our weighted average cost of borrowings from 8.0% for the quarter ended March 31, 2006 to 7.8% for the quarter ended March 31, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $10.7 million for the quarter ended March 31, 2007, as compared to $10.1 million for the quarter ended March 31, 2006, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended March 31, 2007 and 2006. As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of January 1 and March 31, 2007, we did not have an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $6.6 million for the quarter ended March 31, 2007, as compared to $6.2 million for the quarter ended March 31, 2006, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, and golf course and pro shop income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the three months ended March 31, 2007, our operating activities used $7.3 million of cash compared to using $18.0 million of cash during the same period of 2006. This $10.7 million difference in cash used in operating activities during the first three months of 2007 versus the comparable 2006 period was primarily the result of $9.5 million in cash spent on inventories during the first quarter of 2006 versus $638,000 for the same period of 2007. This was due to the acquisition of approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Florida for $4.0 million, and a general expansion of timeshare units and amenities at several other resorts.

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

Uses of Cash. During the first three months of 2007, investing activities used $3.8 million of cash from capital expenditures; however during the first three months of 2006, investing activities provided cash of $501,000 primarily due to net proceeds of $791,000 received from the sale of two parcels of land in Mississippi, partially offset by capital expenditures of $290,000.

During the first three months of 2007, net cash provided by financing activities was $22.5 million compared to $14.5 million for the comparable 2006 period. The net cash of $22.5 million provided by financing activities during the first three months of 2007 was primarily the result of $49.0 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, offset by $26.9 million of payments on borrowings against pledged notes receivable and other debt. The net cash of $14.5 million provided by financing activities during the first quarter of 2006 was primarily the result of $66.1 million of proceeds received from borrowings against pledged notes receivable, partially offset by $49.2 million of payments on borrowings against pledged notes receivable.

At March 31, 2007, our senior credit facilities provided for loans of up to $514.3 million of which approximately $268.0 million of principal related to advances under the credit facilities was outstanding. As of March 31, 2007, the weighted average cost of funds for all borrowings was 7.8%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of March 31, 2007, $3.1 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. During the third quarter of 2005, we closed a term securitization transaction with our wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes were issued pursuant to an Indenture ("Indenture") between Silverleaf, as Servicer of the timeshare loans, SF-III, and Wells Fargo Bank, National Association, as Indenture Trustee, Custodian, Backup Servicer, and Account Intermediary. The Series 2005-A Notes were issued in four classes ranging from Class A through Class D notes with a blended fixed rate of 5.4%. The Class A Notes, Class B Notes, Class C Notes and Class D Notes have received a rating from Moody’s Investor Services, Inc. of “Aaa”, “Aa2”, “A2” and “Baa2”, respectively.

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and will receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $261,000 and $448,000 for the quarters ended March 31, 2007 and 2006, respectively. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At March 31, 2007, SF-III held notes receivable totaling $54.6 million, with related borrowings of $45.5 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the three months ended March 31, 2007, we paid approximately $462,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Total investment in SF-III was valued at $11.8 million at March 31, 2007, which represents our maximum exposure to loss regarding our involvement with SF-III.

Our special purpose entities allow us to realize the benefit of additional credit availability we have with our current senior lenders. We require credit facilities to have the liquidity necessary to fund our costs and expenses; therefore it is vitally important to our liquidity plan to have financing available to us in order to finance future sales, since we finance the majority of our timeshare sales over seven to ten years.

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2006 and for the three months ended March 31, 2007, and anticipate that we will pay significant AMT in future periods.

The federal net operating losses (“NOLs”) of $162.4 million at December 31, 2006, expire between 2019 through 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a restructuring in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (“the Code”) occurred. As a result, our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. There is an annual limitation of approximately $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long term tax exempt rate. We believe that approximately $36.2 million of our net operating loss carryforwards as of December 31, 2006 were subject to the Section 382 limitations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $514.3 million at March 31, 2007, have a fixed-to-floating debt ratio of 50% fixed rate debt to 50% floating rate debt. The impact of a one-point effective interest rate change on the $133.6 million balance of variable-rate financial instruments at March 31, 2007, would be approximately $331,000 on our results of operations for the three months ended March 31, 2007, or approximately $0.01 per diluted share.

At March 31, 2007, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at March 31, 2007 could result in a fair value impact of approximately $10.2 million over the 6.75 year weighted average remaining life of our notes receivable portfolio.

Credit Risk— We are exposed to on-balance sheet credit risk related to our notes receivable. We are exposed to off-balance sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 50% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through SF-II, for a notional amount of $34.1 million at March 31, 2007, that expires between September 2011 and March 2014. Our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at March 31, 2007 is $18.6 million.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $45.5 million at March 31, 2007, bear interest at a blended fixed rate of 5.4%, and the Series 2006-A Notes related to SF-V, with a balance of $100.3 million at March 31, 2007 bear interest at a blended fixed rate of 6.7%.

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

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report; those disclosure controls and procedures are effective. There were no changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are the plaintiff in a suit filed in U.S. District Court in Springfield, Massachusetts against Berkshire Wind Power, LLC, which is seeking to construct a wind farm directly adjacent to the property line of a 500 acre tract of land we own in Berkshire County, Massachusetts. The case is styled Silverleaf Resorts, Inc. v. Berkshire Wind Power, LLC, Civil Action No. 06-30152, and is currently pending in U.S. District Court for the District of Massachusetts, Western Division. We are seeking to permanently enjoin the construction of this wind farm facility unless it is set back further from our property line on the grounds that, among other things, as currently proposed it will constitute a nuisance and will unreasonably interfere with our reasonable use and enjoyment of our property. Prior to commencement of this litigation, we were in the initial stages of developing this 500 acre tract. If the defendant is ultimately successful in developing this neighboring site in accordance with its current plans, the proximity of such a wind farm facility to our property line may affect our future development plans for this 500 acre tract. The court has scheduled a trial for May 21, 2007 on the issue of our request for an injunction.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2006.

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

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended March 31, 2007:

Current report on Form 8-K filed with the SEC on February 15, 2007 relating to the transfer of listing of the Company’s common stock from the American Stock Exchange to The NASDAQ Capital Market with a ticker symbol of “SVLF.”

Current report on Form 8-K filed with the SEC on February 27, 2007 relating to the Consolidated, Amended and Restated Loan and Security Agreement with Textron Financial Corporation effective February 21, 2007.

Current report on Form 8-K filed with the SEC on March 2, 2007 relating to a press release announcing that the Company will release its financial results for the fourth quarter and year ended December 31, 2006 on March 7, 2007.

Current report on Form 8-K filed with the SEC on March 8, 2007 relating to the Company’s earnings release for the fourth quarter and year ended December 31, 2006.

Current report on Form 8-K filed with the SEC on March 9, 2007 relating to the announcement that Robert E. Mead, the Company’s Chairman and CEO, will present at the B. Riley & Co. 8th Annual Las Vegas Investor Conference on March 14, 2007.

Current report on Form 8-K filed with the SEC on March 12, 2007 relating to Employment Agreements the Company entered into with four Named Executive Officers on March 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2007	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and Chief Executive Officer

Dated: May 11, 2007	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002