Form 10-Q
period 2007-06-30
SILVERLEAF RESORTS INC
filed 2007-08-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of August 10, 2007:  37,808,154.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1A. “Risk Factors” beginning on page 21; Part I, Item 2. “Properties” beginning on page 30; Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 45 and elsewhere in the report. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made.

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Vacation Interval sales	$58,577	$48,635	$111,942	$90,102
Estimated uncollectible revenue	(9,372)	(8,428)	(17,913)	(15,615)
Net sales	49,205	40,207	94,029	74,487

Interest income	12,940	11,323	25,487	21,418
Management fee income	615	465	1,230	930
Other income	1,093	1,038	1,933	1,870
Total revenues	63,853	53,033	122,679	98,705

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,683	4,736	11,453	8,917
Sales and marketing	29,142	23,423	56,591	42,655
Operating, general and administrative	9,480	8,181	17,903	15,370
Depreciation	858	584	1,716	1,123
Interest expense and lender fees	6,126	5,117	11,777	9,542
Total costs and operating expenses	51,289	42,041	99,440	77,607

Income before provision for income taxes	12,564	10,992	23,239	21,098
Provision for income taxes	(4,837)	(4,232)	(8,947)	(8,123)

Net income	$7,727	$6,760	$14,292	$12,975

Basic net income per share	$0.20	$0.18	$0.38	$0.35

Diluted net income per share	$0.20	$0.17	$0.36	$0.33

Weighted average basic common shares outstanding	37,808,154	37,501,246	37,808,154	37,497,794

Weighted average diluted common shares outstanding	39,396,758	39,250,633	39,384,338	39,217,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2007	December 31, 2006
	(Unaudited)

Cash and cash equivalents	$7,677	$11,450
Restricted cash	15,102	15,771
Notes receivable, net of allowance for uncollectible notes of $70,583 and $68,118, respectively	258,240	229,717
Accrued interest receivable	3,218	2,936
Investment in special purpose entity	10,097	13,008
Amounts due from affiliates	2,410	1,251
Inventories	155,833	147,759
Land, equipment, buildings, and leasehold improvements, net	32,723	28,040
Land held for sale	281	205
Prepaid and other assets	28,709	24,393

TOTAL ASSETS	$514,290	$474,530

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$12,663	$14,192
Accrued interest payable	2,276	1,792
Amounts due to affiliates	77	246
Unearned Vacation Interval sales	1,057	-
Unearned samplers	7,151	6,245
Income taxes payable	385	163
Deferred income taxes	23,509	17,683
Notes payable and capital lease obligations	277,800	254,550
Senior subordinated notes	26,817	31,467

Total Liabilities	351,735	326,338

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,808,154 shares issued and outstanding at June 30, 2007 and December 31, 2006	378	378
Additional paid-in capital	112,626	112,555
Retained earnings	49,551	35,259

Total Shareholders' Equity	162,555	148,192

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$514,290	$474,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2007	37,808,154	$378	$112,555	$35,259	$148,192

Stock-based compensation	-	-	71	-	71
Net income	-	-	-	14,292	14,292

June 30, 2007	37,808,154	$378	$112,626	$49,551	$162,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$14,292	$12,975
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	17,913	15,615
Deferred income taxes	5,826	4,347
Depreciation	1,716	1,123
Gain on sale of land held for sale	-	(499)
Stock-based compensation	71	164
Cash effect from changes in operating assets and liabilities:
Restricted cash	(5)	(662)
Notes receivable	(46,436)	(52,259)
Accrued interest receivable	(282)	(375)
Investment in special purpose entity	2,911	5,427
Amounts due from/to affiliates	(1,328)	(1,604)
Inventories	(8,074)	(14,059)
Prepaid and other assets	(4,392)	(2,505)
Accounts payable and accrued expenses	(1,529)	(359)
Accrued interest payable	484	258
Unearned Vacation Interval sales	1,057	591
Unearned samplers	906	365
Income taxes payable	222	1,800
Net cash used in operating activities	(16,648)	(29,657)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(6,399)	(6,400)
Proceeds from sale of land held for sale	-	791
Net cash used in investing activities	(6,399)	(5,609)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	81,337	126,241
Payments on borrowings to unaffiliated entities	(62,737)	(90,386)
Restricted cash for repayment of debt	674	(3,712)
Proceeds from exercise of stock options	-	16
Net cash provided by financing activities	19,274	32,159

Net change in cash and cash equivalents	(3,773)	(3,107)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,450	10,990

End of period	$7,677	$7,883

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$10,639	$8,650
Income taxes paid	$2,900	$3,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Adoption of SFAS No. 152 — We adopted Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time Sharing Transactions” (“SFAS No. 152”) effective January 1, 2006. However, we did not record a cumulative effect of a change in accounting principle as our adoption of SFAS No. 152 had an immaterial impact on our results for periods prior to January 1, 2006. SFAS No. 152 amends Financial Accounting Standards Board Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). This Statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, operations during holding periods (or incidental operations), and other accounting transactions specific to time share operations. Restatement or reclassification of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs to complete the development of the phase. The remaining amount is deferred and recognized as the remaining costs are incurred. We had $1.1 million in unearned Vacation Interval sales at June 30, 2007 related to the percentage-of-completion method.

Index

Both of the above methods employ the relative sales value method in accounting for costs of sales and inventory, which are applied to each phase separately. Generally, we consider each type of building a separate phase. Pursuant to the provisions of SFAS No. 152, in determining relative sales value, an estimate of uncollectibility is used to reduce the estimate of total Vacation Interval revenue under the project, both actual to date plus expected future revenue. The relative sales value method is used to allocate inventory cost and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenue under the project. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit, and are included in total estimated costs.

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

Allowance for Uncollectible Notes — Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes is adjusted based upon a periodic static-pool analysis of the notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the life of these notes. Other factors considered in the assessment of uncollectibility are the aging of notes receivable, historical collection experience, and current economic factors.

Index

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

Investment in Special Purpose Entity — We closed a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement during the third quarter of 2005. This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by the Company pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., (“SF-I”), our former qualified special purpose entity which was dissolved during the third quarter of 2005. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables.  As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. SFAS No. 140 was amended in March 2006 by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and is to be applied prospectively to new transactions occurring after the effective date.  The adoption of SFAS No. 156 as of January 1, 2007, did not affect the manner in which we account for our investment in our special purpose entity. The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9%; expected credit losses – 8.81% to 11.38%; discount rate – 15.0% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.

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

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At June 30, 2007, the estimated costs not yet incurred, which are expected to complete promised amenities was $3.8 million. We allocate the estimated cost of promised and completed amenities to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

Index

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

Income Taxes— Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance would be recorded. Although we do not currently have any charges for interest and penalties, if these costs were incurred, they would be reported within the provision for income taxes. Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes. We have a tax sharing agreement with SF-III.

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

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through Silverleaf Finance II, Inc., (“SF-II”), a Delaware corporation, for a notional amount of $29.4 million at June 30, 2007, that expire between September 2011 and March 2014. Our variable funding note with Silverleaf Finance IV, LLC, (“SF-IV”) also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at June 30, 2007 is $33.5 million.

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

Stock-Based Compensation —We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Accordingly, we recognized $71,000 and $164,000 of stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, there is $159,000 of unamortized compensation expense related to stock options granted prior to 2006, which will be fully recognized by August 2008.

Index

At June 30, 2007, we have two stock-based compensation plans. Readers should refer to “Stock-Based Compensation” under Note 2 – “Significant Accounting Policies Summary” and Note 10 – “Equity” of our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans.

The following table summarizes our outstanding stock options for the six months ended June 30, 2007 and 2006:

	2007	2006
Options outstanding, January 1	2,823,807	3,137,657
Granted	—	—
Exercised	—	(51,668)
Expired	(297,000)	—
Forfeited	(1,000)	—
Options outstanding, June 30	2,525,807	3,085,989

Exercisable, June 30	2,347,807	2,155,200

The weighted average exercise price of the 51,668 shares exercised during the first six months of 2006 was $0.315 per share.

Use of Estimates— The preparation of the condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, valuation of SF-III, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Other Recent Accounting Pronouncements —

SFAS No. 156– In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets.” The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The statement is effective as of the beginning of any fiscal year beginning after September 15, 2006, with early adoption permitted as of January 1, 2006. The adoption of SFAS No. 156 did not impact our consolidated financial position, results of operations, or cash flows.

FIN No. 48– In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 157– In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value.  SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the financial impact the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations, and cash flows.

Index

SFAS No. 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations, and cash flows.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic	37,808,154	37,501,246	37,808,154	37,497,794
Issuance of shares from stock options exercisable	2,031,807	2,396,241	2,031,807	2,267,589
Repurchase of shares from stock options proceeds	(443,203)	(646,854)	(455,623)	(548,048)
Weighted average shares outstanding - diluted	39,396,758	39,250,633	39,384,338	39,217,335

Outstanding stock options totaling approximately 494,000 and 867,000 were not dilutive at June 30, 2007 and 2006, respectively, because the exercise price for such options exceeded the market price for our shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at June 30, 2007 and 2006 was approximately 16.0% and 15.6%, respectively, with individual rates ranging from 0% to 17.9%. The Vacation Interval notes receivable with interest rates of 0% originated primarily between 1997 and 2003, and have an outstanding balance at June 30, 2007 of approximately $118,000. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.6 million and $2.7 million at June 30, 2007 and 2006, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of June 30, 2007, $3.6 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $27.8 million of notes, of which $24.7 million is pledged to senior lenders, would have been considered to be delinquent, had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.
Notes receivable are scheduled to mature as follows at June 30, 2007 (in thousands):

For the 12-Month Period Ending June 30,
2008	$39,343
2009	38,468
2010	41,432
2011	43,640
2012	46,574
Thereafter	119,366
328,823
Less allowance for uncollectible notes	(70,583)
Notes receivable, net	$258,240

Index

The activity in gross notes receivable is as follows for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance, beginning of period	$310,609	$247,593	$297,835	$230,051
Sales	45,643	44,984	85,768	85,223
Collections	(20,289)	(16,882)	(39,332)	(32,964)
Receivables charged off	(7,140)	(5,094)	(15,448)	(11,709)
Balance, end of period	$328,823	$270,601	$328,823	$270,601

The activity in the allowance for uncollectible notes is as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance, beginning of period	$68,351	$64,837	$68,118	$52,479
Reclassification of estimated inventory recoveries on future charge offs	—	—	—	11,786
Estimated uncollectible revenue	9,372	8,428	17,913	15,615
Receivables charged off	(7,140)	(5,094)	(15,448)	(11,709)
Balance, end of period	$70,583	$68,171	$70,583	$68,171

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006	Revolving Term	Maturity	Interest Rate
$100 million Textron receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below).	$48,765	$28,903	1/31/10	1/31/13	Prime
$50 million CapitalSource receivable-based revolver	17,610	22,831	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	5,080	93	12/31/08	12/31/11	Prime
$125 million SF-IV receivable-based revolver	33,491	—	12/3/08	12/3/10	LIBOR+1.25%
$66.4 million Textron receivable-based non-revolving conduit loan	18,729	25,090	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	10,663	14,210	—	9/22/11	7.90%
$128.1 million Silverleaf Finance V, L.P. receivable-based non-revolver	88,924	113,138	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	—	10,000	8/31/08	8/31/10	LIBOR+3.25%
$6 million Textron inventory loan agreement	—	5,000	8/31/08	8/31/10	Prime + 3.00%
$5 million Textron inventory loan agreement	—	1,115	—	3/31/07	Prime + 3.00%
Textron inventory / acquisition loan agreement (see receivable-based revolver above and disclosure of Textron consolidated, amended and restated loan and security agreement below).	18,300	—	1/31/10	1/31/12	Prime + 1.00%
$30 million CapitalSource inventory loan agreement	19,376	18,876	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	8,600	5,985	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	6,825	7,590	—	various	various
Total notes payable	276,363	252,831
Capital lease obligations	1,437	1,719	—	various	various
Total notes payable and capital lease obligations	277,800	254,550

6.0% senior subordinated notes, due 2007	—	3,796	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	—	854	—	4/1/07	6.00%
Total senior subordinated notes	26,817	31,467

Total	$304,617	$286,017

At June 30, 2007, our senior credit facilities provided for loans of up to $473.3 million, of which $203.8 million is available for future advances. The LIBOR rate on our senior credit facilities was 5.32% (1 month) and the Prime rate on these facilities was 8.25% at June 30, 2007.

Index

Effective February 21, 2007, we entered into a consolidated, amended and restated loan and security agreement with Textron Financial Corporation (“Textron”). Our receivables and inventory financing arrangements were consolidated into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment of Textron is $100.0 million. The maximum commitment of Textron with respect to the inventory and acquisition financing arrangements is $40.0 million and $20.0 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $40.0 million.  We can borrow up to $100.0 million under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisitions financing arrangements. The interest rate on the “receivables component” was reduced from Prime Rate plus 1% to Prime Rate. The interest rate on advances under the “inventory component” and the “acquisitions component” of the consolidated debt are now Prime Rate plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were Prime Rate plus 3% and LIBOR plus 3.25%. The funding period has been extended from June 2008 to January 2010. The receivables component matures on January 31, 2013, and the acquisition and inventory components each mature on January 31, 2012.

Note 6 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, and Silverleaf Finance V, L.P., (“SF-V”) have guaranteed the $26.8 million of senior subordinated notes. Separate financial statements and other disclosures concerning each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented herein because the guarantee of each Guarantor Subsidiary is full and unconditional and joint and several, and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company, and together comprise all of our direct and indirect subsidiaries.

The Guarantor Subsidiaries had no operations for the six months ended June 30, 2007 and 2006. Combined summarized balance sheet information as of June 30, 2007 and December 31, 2006 for the Guarantor Subsidiaries is as follows (in thousands):

	June 30, 2007	December 31, 2006

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

Note 7 – Commitments and Contingencies

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

As of June 30, 2007, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado which we purchased in April 2006. Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 103,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Index

As required, we adopted SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
As a percentage of total revenues:
Vacation Interval sales	91.7%	91.7%	91.2%	91.3%
Estimated uncollectible revenue	-14.7%	-15.9%	-14.6%	-15.8%
Net sales	77.0%	75.8%	76.6%	75.5%

Interest income	20.3%	21.4%	20.8%	21.7%
Management fee income	1.0%	0.9%	1.0%	0.9%
Other income	1.7%	1.9%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	9.7%	9.7%	10.2%	9.9%
Sales and marketing	49.7%	48.2%	50.6%	47.3%

As a percentage of total revenues:
Operating, general and administrative	14.8%	15.4%	14.6%	15.6%
Depreciation	1.3%	1.1%	1.4%	1.1%

As a percentage of interest income:
Interest expense and lender fees	47.3%	45.2%	46.2%	44.6%

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Revenues

Revenues for the quarter ended June 30, 2007 were $63.9 million, representing a $10.8 million increase over revenues from the quarter ended June 30, 2006. As discussed below, the increase is primarily attributable to a $9.9 million increase in Vacation Interval sales during the second quarter of 2007.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$22,918	1,841	$12,449	$21,955	1,726	$12,720
Upgrade Interval Sales to Existing Customers	23,174	2,639	8,781	17,463	2,123	8,225
Additional Interval Sales to Existing Customers	12,485	1,267	9,854	9,217	944	9,764
Total	$58,577			$48,635

Vacation Interval sales increased 20.4% during the second quarter of 2007 versus the same period of 2006, as a result of continued growth in customer tours, higher closing percentages on our sales to existing customers, and an increase in average sales prices on our sales to existing customers. The number of interval sales to new customers increased 6.7%, offset by a decrease in average prices of 2.1% (due to product mix), resulting in a 4.4% net increase in sales to new customers in the second quarter of 2007 versus the same period of 2006. The number of interval sales to existing customers increased 27.4% and average prices increased 4.9%, resulting in a 33.7% net increase in sales to existing customers during the second quarter of 2007 versus the same period of 2006.

Index

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $9.4 million for the second quarter of 2007 versus $8.4 million for the same period of 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 16.0% during the quarter ended June 30, 2007 and 17.3% during the same period of 2006.  The net percentage improvement is due to the improved performance of notes originated in 2003 through 2007, as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Interest income increased $1.6 million, or 14.3%, to $12.9 million during the second quarter of 2007 from $11.3 million during the same period of 2006. The increase primarily resulted from a higher average notes receivable balance during the second quarter of 2007 versus the same period of 2006, and an increase in the average yield on our outstanding notes receivable to 16.0% at June 30, 2007 from 15.6% at June 30, 2006.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $615,000 during the second quarter of 2007 versus $465,000 during the same period of 2006.

Other income consists of marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income remained fairly constant at $1.1 million for the second quarter of 2007 compared to $1.0 million for the second quarter of 2006.

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

Cost of Vacation Interval sales remained the same at 9.7% for the second quarter of 2007 as compared to the second quarter of 2006.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 49.7% for the second quarter of 2007 versus 48.2% for the same period of 2006. The $5.7 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales. The increase is also due to increased costs related to new and existing promotional programs used to generate tours. These promotional programs were a primary factor in providing us with a 25% growth in tours and a 20.4% increase in Vacation Interval sales during the second quarter of 2007 versus the second quarter of 2006.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the condensed consolidated statement of operations. Since our sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer, the incremental costs of our sampler sales typically exceed incremental sampler revenue. Accordingly, $758,000 and $691,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended June 30, 2007 and 2006, respectively.

Operating, General and Administrative

Operating, general and administrative expense as a percentage of total revenues decreased to 14.8% for the second quarter of 2007 versus 15.4% for the same period of 2006. Overall, operating, general and administrative expense increased by $1.3 million for the second quarter of 2007, as compared to the same period of 2006, primarily due to an increase in bank fees of $427,000, resulting from higher credit card processing fees from increased sales volume, and an increase in salaries of $358,000.

Index

Depreciation

Depreciation expense as a percentage of total revenues was 1.3% for the quarter ended June 30, 2007 versus 1.1% for the same quarter of 2006. Overall, depreciation expense for the second quarter of 2007 was $858,000 versus $584,000 for the same period of 2006, an increase of $274,000, due to capital expenditures of approximately $14.3 million since June 30, 2006.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 47.3% for the second quarter of 2007 compared to 45.2% for the same period of 2006. Overall, interest expense and lender fees increased $1.0 million for the second quarter of 2007 versus the same period of 2006.  This increase is primarily the result of a larger average debt balance outstanding during the second quarter of 2007, partially offset by a decrease in our weighted average cost of borrowings to 7.7% for the quarter ended June 30, 2007 as compared to 8.1% for the quarter ended June 30, 2006.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $12.6 million for the quarter ended June 30, 2007, as compared to $11.0 million for the quarter ended June 30, 2006, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended June 30, 2007 and 2006. As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of January 1, 2007, and June 30, 2007, we did not have an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income for the quarter ended June 30, 2007 increased to $7.7 million, as compared to $6.8 million for the quarter ended June 30, 2006, as a result of the above-mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Revenues

Revenues for the six months ended June 30, 2007 were $122.7 million, representing a $24.0 million increase from revenues of $98.7 million for the six months ended June 30, 2006. As discussed below, the increase is primarily attributable to a $21.8 million increase in Vacation Interval sales during the first six months of 2007.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$46,185	3,758	$12,290	$41,950	3,469	$12,093
Upgrade Interval Sales to Existing Customers	42,576	4,901	8,687	32,721	3,997	8,186
Additional Interval Sales to Existing Customers	23,181	2,365	9,802	15,431	1,598	9,657
Total	$111,942			$90,102

Vacation Interval sales increased 24.2% during the first six months of 2007 versus the same period of 2006, as a result of continued growth in customer tours, higher closing percentages on our sales to existing customers, and an overall increase in average sales prices during the first half of 2007 versus the comparable period of 2006. The number of interval sales to new customers increased 8.3%, and average prices increased 1.6%, resulting in a 10.1% net increase in sales to new customers in the first half of 2007 versus the same period of 2006. The number of interval sales to existing customers increased 29.9% and average prices increased 5.2%, resulting in a 36.6% net increase in sales to existing customers during the first six months of 2007 versus the same period of 2006.

Index

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $17.9 million for the first half of 2007 versus $15.6 million for the same period of 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 16.0% during the first six months of 2007 and 17.3% during the same period of 2006. The net percentage improvement is due to the improved performance of notes originated in 2003 through 2007, as compared to notes originated in earlier years, before we implemented programs focused on selling to customers with a higher quality of credit. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Interest income increased $4.1 million, or 19.0%, to $25.5 million during the first half of 2007 from $21.4 million during the same period of 2006. The increase primarily resulted from a higher average notes receivable balance during the first half of 2007 versus the same period of 2006.  The increase in average yield on our outstanding notes receivable from 15.6% at June 30, 2006 to 16.0% at June 30, 2007 also contributed to the increase in interest income.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $300,000 to $1.2 million during the first six months of 2007 versus $930,000 during the same period of 2006.

Other income consists of marina income, golf course and pro shop income, hotel income, land sales, and other miscellaneous items. Other income was $1.9 million for the first six months of 2007 and 2006.  We generated hotel income of $544,000 during the first six months of 2007 versus $88,000 for the same period of 2006.  During the first six months of 2006 we also recorded a pretax gain of approximately $499,000 from the sale of two parcels of land in Mississippi.

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

Cost of Vacation Interval sales remained fairly steady at 10.2% for the first half of 2007 compared to 9.9% for the first half of 2006.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 50.6 % for the six-month period ended June 30, 2007, from 47.3% for the same period of 2006. The $13.9 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales, as well as increased costs related to new and existing promotional programs used to generate tours. These promotional programs were a primary factor in providing us with a 25% growth in tours and a 24.2% increase in Vacation Interval sales during the first six months of 2007 versus the first six months of 2006. The increase is also due in part to expenses related to our off site sales center which was open throughout the first half of 2007 and for only a portion of the first half of 2006.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Since our sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer, the incremental costs of our sampler sales typically exceed incremental sampler revenue. Accordingly, $1.6 million and $1.5 million of sampler revenues were recorded as a reduction to sales and marketing expense for the six months ended June 30, 2007 and 2006, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expense as a percentage of total revenues decreased 1.0% to 14.6% for the first half of 2007 versus 15.6% for the same period of 2006. Overall, operating, general and administrative expense increased by $2.5 million for the first half of 2007, as compared to the same period of 2006, primarily due to an increase in salaries of $879,000, and an increase in bank fees of $647,000, due largely to higher credit card processing fees resulting from higher sales volume.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.4% for the six months ended June 30, 2007 versus 1.1% for the same period of 2006. Overall, depreciation expense for the first half of 2007 was $1.7 million versus $1.1 million for the same period of 2006, an increase of $593,000, due to capital expenditures of approximately $14.3 million since June 30, 2006.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.2% for the first six months of 2007 compared to 44.6% for the same period of 2006. This increase is primarily the result of a larger average debt balance outstanding during the first six months of 2007, partially offset by a decrease in our weighted average cost of borrowings to 7.7% at June 30, 2007 as compared to 8.1% at June 30, 2006.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $23.2 million for the six months ended June 30, 2007, as compared to $21.1 million for the six months ended June 30, 2006, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the first six months of 2007 and 2006. As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of January 1, 2007, and June 30, 2007, we did not have an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income increased to $14.3 million for the six months ended June 30, 2007, as compared to $13.0 million for the six months ended June 30, 2006, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, and golf course and pro shop income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the six months ended June 30, 2007, our operating activities used $16.6 million of cash compared to $29.7 million during the same period of 2006. This $13.1 million difference in cash used in operating activities during the first half of 2007 versus the comparable 2006 period was primarily the result of a decrease in cash used on inventories during the first half of 2007 versus the same period of 2006, largely due to the acquisition of approximately 30 acres of undeveloped land contiguous to our Orlando Breeze resort in Florida for $4.0 million, and a general expansion of timeshare units and amenities at several other resorts during the first six months of 2006.

Index

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

Uses of Cash. During the first half of 2007, investing activities used $6.4 million of cash for capital expenditures, compared to $5.6 million cash used for investing activities during the first half of 2006. The $5.6 million net cash used during the first half of 2006 consists of $6.4 million of equipment purchases, partially offset by net proceeds of $791,000 received from the sale of two parcels of land in Mississippi.

During the first six months of 2007, net cash provided by financing activities was $19.3 million compared to $32.2 million for the comparable 2006 period.  The net cash of $19.3 million provided by financing activities during the first six months of 2007 was primarily the result of $81.3 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, offset by $62.7 million of payments on borrowings against pledged notes receivable and other debt. The net cash of $32.2 million provided by financing activities during the first six months of 2006 was primarily the result of $126.2 million of proceeds received from borrowings against pledged notes receivable, partially offset by $90.4 million of payments on borrowings against pledged notes receivable.

At June 30, 2007, our senior credit facilities provided for loans of up to $473.3 million, of which approximately $269.5 million of principal related to advances under the credit facilities was outstanding. As of June 30, 2007, the weighted average cost of funds for all borrowings was 7.7%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of June 30, 2007, $3.6 million of notes were more than 60 days past due.

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

The Series 2005-A Notes are secured by timeshare receivables sold to SF-III by us pursuant to a transfer agreement between SF-III and us. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $486,000 and $840,000 for the six months ended June 30, 2007 and 2006, respectively.  Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At June 30, 2007, SF-III held notes receivable totaling $47.7 million, with related borrowings of $39.4 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the six months ended June 30, 2007, we paid approximately $744,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. Our total investment in SF-III was valued at $10.1 million at June 30, 2007, which represents our maximum exposure to loss regarding our involvement with SF-III.

Index

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2006 and for the six months ended June 30, 2007, and anticipate that we will pay significant AMT in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $473.3 million at June 30, 2007, have a fixed-to-floating debt ratio of 44% fixed rate debt to 56% floating rate debt. The impact of a one-point effective interest rate change on the $151.2 million balance of variable-rate financial instruments at June 30, 2007, would be approximately $458,000 on our results of operations for the six months ended June 30, 2007, or approximately $0.01 per diluted share.

At June 30, 2007, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. If interest rates on our notes receivable are increased or perceived to be above market rates, the fair market value of our fixed-rate notes will decline, which may negatively impact our ability to sell new notes. The impact of a one-point interest rate change on the portfolio at June 30, 2007 could result in a fair value impact of approximately $10.7 million over the 6.75 year weighted average remaining life of our notes receivable portfolio.

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

Index

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 56% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through SF-II, for a notional amount of $29.4 million at June 30, 2007, that expires between September 2011 and March 2014. Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at June 30, 2007 is $33.5 million.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $39.4 million at June 30, 2007, bear interest at a blended fixed rate of 5.4%, and the Series 2006-A Notes related to SF-V, with a balance of $88.9 million at June 30, 2007 bear interest at a blended fixed rate of 6.7%.

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

Item 4.  Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, those disclosure controls and procedures are effective.  There were no changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d–15(f) under the Securities Exchange Act of 1934) during the second quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

We are the plaintiff in a suit filed in U.S. District Court in Springfield, Massachusetts against Berkshire Wind Power, LLC, which is seeking to construct a wind farm directly adjacent to the property line of a 500 acre tract of land we own in Berkshire County, Massachusetts. The case is styled Silverleaf Resorts, Inc. v. Berkshire Wind Power, LLC, Civil Action No. 06-30152, and is currently pending in U.S. District Court for the District of Massachusetts, Western Division. We are seeking to permanently enjoin the construction of this wind farm facility unless it is set back further from our property line on the grounds that, among other things, as currently proposed it will constitute a nuisance and will unreasonably interfere with the reasonable use and enjoyment of our property. Prior to commencement of this litigation, we were in the initial stages of developing this 500 acre tract. If the defendant is ultimately successful in developing this neighboring site in accordance with its current plans, the proximity of such a wind farm facility to our property line may affect our future development plans for this 500 acre tract. The court, which originally scheduled a trial for May 21, 2007 on the issue of our request for an injunction, has postponed the trial until November 13, 2007 to allow the parties time to resolve their differences. At this time, no settlement has been reached.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of Shareholders held on May 8, 2007, the shareholders of the Company elected directors, and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.

The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd, III.	30,340,701	405,060
James B. Francis, Jr.	30,343,701	402,060
Herbert B. Hirsch	30,340,651	405,110
Robert E. Mead	30,210,446	535,315
Rebecca Janet Whitmore	30,342,342	403,419

With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm, the vote was as follows:

For	Against	Abstain
30,719,748	19,912	8,800

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2007:

Current report on Form 8-K filed with the SEC on May 3, 2007 relating to a press release announcing that the Company will release its financial results for the quarter ended March 31, 2007 on May 8, 2007, and will host a conference call to review the results on May 9, 2007.

Current report on Form 8-K filed with the SEC on May 9, 2007 relating to the Company’s earnings release for the quarter ended March 31, 2007.

Current report on Form 8-K filed with the SEC on June 18, 2007 relating to the announcement that the Company is raising its 2007 net income guidance from $25.5 million to a range of $27.5 million to $28.5 million ($0.70 to $0.72 per fully diluted share).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: August 10, 2007	By:	/s/ HARRY J. WHITE, JR.
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