Form 10-Q
period 2007-09-30
SILVERLEAF RESORTS INC
filed 2007-11-06
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of common stock outstanding of the issuer’s Common Stock, par value $0.01 per share, as of November 6, 2007:  37,818,154.

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

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Vacation Interval sales	$63,293	$51,414	$175,235	$141,516
Estimated uncollectible revenue	(11,076)	(8,910)	(28,989)	(24,525)
Net sales	52,217	42,504	146,246	116,991

Interest income	13,465	12,021	38,952	33,439
Management fee income	615	465	1,845	1,396
Other income	1,238	1,110	3,171	2,980
Total revenues	67,535	56,100	190,214	154,806

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,215	6,069	16,668	14,986
Sales and marketing	31,203	25,880	87,794	68,535
Operating, general and administrative	10,099	7,958	28,002	23,329
Depreciation	873	627	2,589	1,750
Interest expense and lender fees	6,329	5,730	18,106	15,273
Total costs and operating expenses	53,719	46,264	153,159	123,873

Income before provision for income taxes	13,816	9,836	37,055	30,933
Provision for income taxes	(5,319)	(3,787)	(14,266)	(11,909)

Net income	$8,497	$6,049	$22,789	$19,024

Basic net income per share	$0.22	$0.16	$0.60	$0.51

Diluted net income per share	$0.22	$0.15	$0.58	$0.48

Weighted average basic common shares outstanding	37,810,980	37,590,168	37,809,106	37,528,924

Weighted average diluted common shares outstanding	39,432,691	39,233,579	39,407,049	39,232,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2007	December 31, 2006
	(Unaudited)

Cash and cash equivalents	$11,196	$11,450
Restricted cash	14,605	15,771
Notes receivable, net of allowance for uncollectible notes of $71,328 and $68,118, respectively	274,433	229,717
Accrued interest receivable	3,524	2,936
Investment in special purpose entity	8,527	13,008
Amounts due from affiliates	4,975	1,251
Inventories	168,230	147,759
Land, equipment, buildings, and leasehold improvements, net	35,943	28,040
Land held for sale	411	205
Prepaid and other assets	27,463	24,393

TOTAL ASSETS	$549,307	$474,530

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$20,121	$14,192
Accrued interest payable	2,948	1,792
Amounts due to affiliates	-	246
Unearned Vacation Interval sales	352	-
Unearned samplers	7,393	6,245
Income taxes payable	486	163
Deferred income taxes	25,749	17,683
Notes payable and capital lease obligations	294,351	254,550
Senior subordinated notes	26,817	31,467

Total Liabilities	378,217	326,338

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,818,154 and 37,808,154 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	378	378
Additional paid-in capital	112,664	112,555
Retained earnings	58,048	35,259

Total Shareholders' Equity	171,090	148,192

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$549,307	$474,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2007	37,808,154	$378	$112,555	$35,259	$148,192

Stock-based compensation	-	-	106	-	106
Exercise of stock options	10,000	-	3	-	3
Net income	-	-	-	22,789	22,789

September 30, 2007	37,818,154	$378	$112,664	$58,048	$171,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$22,789	$19,024
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	28,989	24,525
Deferred income taxes	8,066	12,832
Depreciation	2,589	1,750
Gain on sale of land held for sale	-	(499)
Stock-based compensation	106	217
Cash effect from changes in operating assets and liabilities:
Restricted cash	(15)	(661)
Notes receivable	(73,705)	(77,037)
Accrued interest receivable	(588)	(615)
Investment in special purpose entity	4,481	7,782
Amounts due from/to affiliates	(3,970)	(3,882)
Inventories	(20,471)	(15,820)
Prepaid and other assets	(3,276)	(6,214)
Accounts payable and accrued expenses	5,929	1,165
Accrued interest payable	1,156	657
Unearned Vacation Interval sales	352	-
Unearned samplers	1,148	857
Income taxes payable	323	(2,890)
Net cash used in operating activities	(26,097)	(38,809)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(10,492)	(13,573)
Proceeds from sale of land held for sale	-	791
Net cash used in investing activities	(10,492)	(12,782)

FINANCING ACTIVITIES:
Proceeds from borrowings from unaffiliated entities	128,422	291,426
Payments on borrowings to unaffiliated entities	(93,271)	(209,523)
Restricted cash for repayment of debt	1,181	(32,528)
Proceeds from exercise of stock options	3	60
Net cash provided by financing activities	36,335	49,435

Net change in cash and cash equivalents	(254)	(2,156)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,450	10,990

End of period	$11,196	$8,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$15,517	$13,026
Income taxes paid	$6,116	$3,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

These condensed consolidated financial statements of Silverleaf Resorts, Inc. (“Silverleaf,” “the Company,” “we,” or “our”) presented herein do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in our opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Revenue and Expense Recognition — A substantial portion of Vacation Interval sales are made in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. We recognize the sale of a Vacation Interval under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all accrual method criteria are met except that significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, the amount of revenue recognized (based on the sales value) at the time a sale is recognized is measured by the relationship of costs already incurred to the total of costs already incurred and estimated future costs to complete the development of the phase. The remaining amount is deferred and recognized as the remaining costs are incurred. We had $352,000 in unearned Vacation Interval sales at September 30, 2007 related to the percentage-of-completion method.

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

Index

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

Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period as the related revenue is recognized.

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

Investment in Special Purpose Entity — We closed a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement during the third quarter of 2005. This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., (“SF-I”), our former qualified special purpose entity which was dissolved during the third quarter of 2005. The proceeds from the sale of the timeshare receivables to SF-III were used to pay off in full the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the agreement and receive a fee for our services. Such fees received approximate our internal cost of servicing such timeshare receivables, and approximates the fee a third party would receive to service such receivables.  As a result, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. SFAS No. 140 was amended in March 2006 by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and is to be applied prospectively to new transactions occurring after the effective date.  The adoption of SFAS No. 156 as of January 1, 2007, did not affect the manner in which we account for our investment in our special purpose entity. The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9%; expected credit losses – 8.81% to 11.38%; discount rate – 12.9% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.

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

We estimate the total cost to complete all amenities at each resort. This cost includes both costs incurred to date and expected costs to be incurred. At September 30, 2007, the estimated costs not yet incurred, which are expected to complete promised amenities was $2.4 million. We allocate the estimated cost of promised and completed amenities to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project.

Index

The relative sales value method of recording Vacation Interval cost of sales has been amended by SFAS No. 152 beginning January 1, 2006. The relative sales value method is used to allocate inventory costs and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.  Each time estimated revenue or cost is adjusted, the effects of changes in estimate are accounted for in each period on a retrospective basis using a current-period adjustment, such that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates.

We also periodically review the carrying value of our inventory on an individual project basis for impairment, to ensure that the carrying value does not exceed market value.

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

Income Taxes— Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the condensed consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to temporary differences for financial reporting purposes. To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance would be recorded. Although we do not currently have any material charges for interest and penalties, if these costs were incurred, they would be reported within the provision for income taxes. Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes. We have a tax sharing agreement with SF-III.

We file U.S. federal income tax returns as well as income tax returns in various states. We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2004, although carryforward attributes that were generated prior to 2004 may still be subject to examination. For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2004. In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2003.

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

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through Silverleaf Finance II, Inc., (“SF-II”), a Delaware corporation, for a notional amount of $25.0 million at September 30, 2007, that expire between September 2011 and March 2014. Our variable funding note with Silverleaf Finance IV, LLC, (“SF-IV”) also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at September 30, 2007 is $46.1 million.

Index

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

Stock-Based Compensation —We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Accordingly, we recognized $106,000 and $217,000 of stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, there is $124,000 of unamortized compensation expense related to stock options granted prior to 2006, which will be fully recognized by August 31, 2008.

At September 30, 2007, we have options outstanding under two stock-based compensation plans. Readers should refer to “Stock-Based Compensation” under Note 2 – “Significant Accounting Policies Summary” and Note 10 – “Equity” of our financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information related to these stock-based compensation plans.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2007 and 2006:

	2007	2006
Options outstanding, January 1	2,823,807	3,137,657
Granted	—	—
Exercised	(10,000)	(191,093)
Expired	(297,000)	—
Forfeited	(1,000)	—
Options outstanding, September 30	2,515,807	2,946,564

Exercisable, September 30	2,426,807	2,768,564

The weighted average exercise price of the 10,000 shares exercised during the first nine months of 2007 and the 191,093 shares exercised during the first nine months of 2006 was $0.315 per share, and the intrinsic value was $54,000 and $632,000, respectively.

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

Index

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

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding - basic	37,810,980	37,590,168	37,809,106	37,528,924
Issuance of shares from stock options exercisable	2,028,981	2,174,793	2,030,855	2,236,037
Repurchase of shares from stock options proceeds	(407,270)	(531,382)	(432,912)	(532,482)
Weighted average shares outstanding - diluted	39,432,691	39,233,579	39,407,049	39,232,479

Outstanding stock options totaling approximately 494,000 and 867,000 were not dilutive at September 30, 2007 and 2006, respectively, because the exercise price for such options exceeded the market price for our shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals, which are collateralized by their interest in such Vacation Intervals. The notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at September 30, 2007 and 2006 was approximately 16.2% and 15.7%, respectively, with individual rates ranging from 0% to 17.9%. The Vacation Interval notes receivable with interest rates of 0% originated primarily between 1997 and 2003, and have an outstanding balance at September 30, 2007 of approximately $113,000. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.8 million and $3.1 million at September 30, 2007 and 2006, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of September 30, 2007, $4.8 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $26.2 million of notes, of which $23.6 million is pledged to senior lenders, would have been considered to be delinquent, had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Index

Notes receivable are scheduled to mature as follows at September 30, 2007 (in thousands):

For the 12-Month Period Ending September 30,
2008	$40,109
2009	39,474
2010	42,777
2011	45,723
2012	48,829
Thereafter	128,849
345,761
Less allowance for uncollectible notes	(71,328)
Notes receivable, net	$274,433

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance, beginning of period	$328,823	$270,601	$297,835	$230,051
Sales	48,357	42,376	134,126	127,599
Collections	(21,088)	(17,598)	(60,421)	(50,562)
Receivables charged off	(10,331)	(7,245)	(25,779)	(18,954)
Balance, end of period	$345,761	$288,134	$345,761	$288,134

The activity in the allowance for uncollectible notes is as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance, beginning of period	$70,583	$68,171	$68,118	$52,479
Reclassification of estimated inventory recoveries on future charge offs	—	—	—	11,786
Estimated uncollectible revenue	11,076	8,910	28,989	24,525
Receivables charged off	(10,331)	(7,245)	(25,779)	(18,954)
Balance, end of period	$71,328	$69,836	$71,328	$69,836

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006	Revolving Term	Maturity	Interest Rate
$100 million Textron receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below)	$63,414	$28,903	1/31/10	1/31/13	Prime
$50 million CapitalSource receivable-based revolver	16,026	22,831	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	5,451	93	12/31/08	12/31/11	Prime
$150 million SF-IV receivable-based revolver	46,058	—	9/3/09	9/3/11	LIBOR+1.25%
$37.5 million Liberty Bank receivable-based revolver	—	—	9/28/09	9/28/12	LIBOR+2.40%
$66.4 million Textron receivable-based non-revolving conduit loan	15,931	25,090	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	9,107	14,210	—	9/22/11	7.90%
$128.1 million Silverleaf Finance V, L.P. receivable-based non-revolver	77,637	113,138	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	—	10,000	8/31/08	8/31/10	LIBOR+3.25%
$6 million Textron inventory loan agreement	—	5,000	8/31/08	8/31/10	Prime + 3.00%
$5 million Textron inventory loan agreement	—	1,115	—	3/31/07	Prime + 3.00%
Textron inventory / acquisition loan agreement (see receivable-based revolver above)	22,500	—	1/31/10	1/31/12	Prime + 1.00%
$30 million CapitalSource inventory loan agreement	19,376	18,876	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	10,000	5,985	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	7,539	7,590	—	various	various
Total notes payable	293,039	252,831
Capital lease obligations	1,312	1,719	—	various	various
Total notes payable and capital lease obligations	294,351	254,550

6.0% senior subordinated notes, due 2007	—	3,796	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	—	854	—	4/1/07	6.00%
Total senior subordinated notes	26,817	31,467

Total	$321,168	$286,017

Index

At September 30, 2007, our senior credit facilities provided for loans of up to $520.2 million, of which $234.7 million is available for future advances. The LIBOR rate on our senior credit facilities was 5.12% (1 month) and the Prime rate on these facilities was 7.75% at September 30, 2007.

On September 12, 2007, we amended our revolving credit facility through our wholly-owned and fully consolidated special purpose finance subsidiary SF-IV. The amendments increase the availability under the facility from $125 million to $150 million. The scheduled funding period under the variable funding note (“VFN”) issued by SF-IV to UBS Real Estate Securities Inc. ("UBS") was extended from December 2008 to September 2009, and the revised facility will mature in September 2011. The interest rate on advances to SF-IV under the VFN will remain the same at LIBOR plus 1.25%. The VFN is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. We will continue to service the customer notes sold to SF-IV.

Effective September 28, 2007, we entered into a $37.5 million revolving loan agreement with Liberty Bank as agent for itself and other lenders. The loan is secured by notes receivable from timeshare sales at an advance rate of up to 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged as security.  The revolving loan period will expire on September 28, 2009, and the principal balance of the loan facility will be due on September 28, 2012, or if the revolving period is extended, 36 months from the expiration of the revolving period.  The outstanding principal balance on the facility will bear interest at LIBOR plus 2.40%.  Proceeds from the loan will be used to fund normal business operations and for general working capital purposes.

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

The Guarantor Subsidiaries had no operations for the nine months ended September 30, 2007 and 2006. Combined summarized balance sheet information as of September 30, 2007 and December 31, 2006 for the Guarantor Subsidiaries is as follows (in thousands):

	September 30, 2007	December 31, 2006

Other assets	$2	$2
Total assets	$2	$2

Investment by parent (includes equity and amounts due to parent)	$2	$2
Total liabilities and equity	$2	$2

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

Index

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

As of September 30, 2007, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. The Company has a Vacation Interval ownership base of over 105,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

As required, we adopted SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” as of January 1, 2006. The adoption of SFAS No. 152 prospectively revises the classification of certain revenue and cost activity. However, the adoption of SFAS No. 152 did not have a material effect on our reported net income, nor did it result in a cumulative effect adjustment.

Results of Operations

The following table sets forth certain operating information for the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
As a percentage of total revenues:
Vacation Interval sales	93.7%	91.7%	92.1%	91.4%
Estimated uncollectible revenue	-16.4%	-15.9%	-15.2%	-15.8%
Net sales	77.3%	75.8%	76.9%	75.6%

Interest income	19.9%	21.4%	20.5%	21.6%
Management fee income	1.0%	0.8%	1.0%	0.9%
Other income	1.8%	2.0%	1.6%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	8.2%	11.8%	9.5%	10.6%
Sales and marketing	49.3%	50.3%	50.1%	48.4%

As a percentage of total revenues:
Operating, general and administrative	15.0%	14.2%	14.7%	15.1%
Depreciation	1.3%	1.1%	1.4%	1.1%

As a percentage of interest income:
Interest expense and lender fees	47.0%	47.7%	46.5%	45.7%

Index

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Revenues

Revenues for the quarter ended September 30, 2007 were $67.5 million, representing an $11.4 million increase over revenues from the quarter ended September 30, 2006. As discussed below, the increase is primarily attributable to an $11.9 million increase in Vacation Interval sales during the third quarter of 2007.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Three Months Ended Sept 30, 2007			Three Months Ended Sept 30, 2006
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$25,090	2,697	$9,303	$22,400	1,667	$13,437
Upgrade Interval Sales to Existing Customers	22,222	2,553	8,704	20,566	2,457	8,370
Additional Interval Sales to Existing Customers	15,981	2,187	7,307	8,448	854	9,893
Total	$63,293			$51,414

Vacation Interval sales increased 23.1% during the third quarter of 2007 versus the same period of 2006, as a result of continued growth in customer tours and higher closing percentages on our sales to existing customers. The number of interval sales to new customers increased 61.8% offset by a decrease in average prices of 30.8% (due to promotional pricing we offered during the third quarter of 2007 on select products) resulting in a 12.0% increase in sales to new customers in the third quarter of 2007 versus the same period of 2006. The number of upgrade interval sales to existing customers increased 3.9% and average prices increased 4.0%, resulting in an 8.1% net increase in upgrade interval sales to existing customers during the third quarter of 2007 compared to the same period of 2006. The number of additional interval sales to existing customers increased 156.1% and average prices decreased 26.1%, (also due to promotional pricing on additional interval sales) resulting in an 89.2% net increase in additional interval sales to existing customers during the third quarter of 2007 versus the same period of 2006.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $11.1 million for the third quarter of 2007 versus $8.9 million for the same period of 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.5% during the quarter ended September 30, 2007 and 17.3% during the same period of 2006. Our receivables charged off as a percentage of beginning of period notes receivable were 3.1% for the third quarter of 2007 compared to 2.7% for the third quarter of 2006.  We believe our notes receivable are adequately reserved, however, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.

Interest income increased $1.4 million, or 12.0%, to $13.5 million during the third quarter of 2007 from $12.0 million during the same period of 2006. The increase primarily resulted from a higher average notes receivable balance during the third quarter of 2007 versus the same period of 2006, and an increase in the average yield on our outstanding notes receivable to 16.2% at September 30, 2007 from 15.7% at September 30, 2006.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $150,000 to $615,000 during the third quarter of 2007 versus $465,000 during the same period of 2006.

Other income consists of marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income remained fairly constant at $1.2 million for the third quarter of 2007 compared to $1.1 million for the third quarter of 2006.

Cost of Vacation Interval Sales

With the implementation of SFAS No. 152 effective January 1, 2006, the relative sales value method of recording Vacation Interval cost of sales was amended. The relative sales value method is used to allocate inventory costs and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Index

Cost of Vacation Interval sales decreased to 8.2% for the third quarter of 2007 as compared to 11.8% for the third quarter of 2006. During the third quarter of 2007, cost of sales decreased due to increases in our future relative sales value related to an increase in repossession and resale of timeshare intervals, an increase in expected future sales price on some of our higher-end products, and an increase in our master plan for new units added across our properties as we continue to execute on our long-term growth strategy of adding lodging units, amenities, and other assets to our existing properties. In addition, we experienced an increase in sales of lower cost-basis timeshare intervals versus the year-ago period.  These increases were partially offset by costs recognized during the third quarter of 2007 related to past construction projects that were terminated as we revamped our master plan during the quarter.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 49.3% for the third quarter of 2007 versus 50.3% in the prior-year period.  The $5.3 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales, as well as increased costs related to new and existing promotional programs used to generate tours.  These promotional programs were a primary factor in providing us with a 9.2% growth in tours and a 23.1% increase in Vacation Interval sales during the third quarter of 2007 versus the third quarter of 2006.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the condensed consolidated statement of operations. Since our sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer, the incremental costs of our sampler sales typically exceed incremental sampler revenue. Accordingly, $821,000 and $686,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended September 30, 2007 and 2006, respectively.

Operating, General and Administrative

Operating, general and administrative expense as a percentage of total revenues increased to 15.0% for the third quarter of 2007 versus 14.2% for the same period of 2006. Overall, operating, general and administrative expense increased by $2.1 million for the third quarter of 2007, as compared to the same period of 2006, primarily due to an increase in salaries of $1.0 million, an increase in bank fees of $189,000, resulting from higher credit card processing fees from increased sales volume, and a $172,000 increase in legal fees.

Depreciation

Depreciation expense as a percentage of total revenues was 1.3% for the quarter ended September 30, 2007 versus 1.1% for the same quarter of 2006. Overall, depreciation expense for the third quarter of 2007 was $873,000 versus $627,000 for the same period of 2006, an increase of $246,000, due to capital expenditures of approximately $11.8 million since September 30, 2006.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 47.0% for the third quarter of 2007 compared to 47.7% for the same period of 2006. Overall, interest expense and lender fees increased $599,000 for the third quarter of 2007 versus the same period of 2006.  This increase is primarily the result of a larger average debt balance outstanding during the third quarter of 2007, partially offset by a decrease in our weighted average cost of borrowings to 7.7% for the quarter ended September 30, 2007 as compared to 7.9% for the quarter ended September 30, 2006.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $13.8 million for the quarter ended September 30, 2007, as compared to $9.8 million for the quarter ended September 30, 2006, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended September 30, 2007 and 2006. As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of January 1, 2007, and September 30, 2007, we did not have an accrual for interest and penalties related to unrecognized tax benefits.

Index

Net Income

Net income for the quarter ended September 30, 2007 increased to $8.5 million, as compared to $6.0 million for the quarter ended September 30, 2006, as a result of the above-mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues for the nine months ended September 30, 2007 were $190.2 million, representing a $35.4 million increase from revenues of $154.8 million for the nine months ended September 30, 2006. As discussed below, the increase is primarily attributable to a $33.7 million increase in Vacation Interval sales during the first nine months of 2007.

The following table summarizes our Vacation Interval sales (dollars in thousands, except average price).

	Nine Months Ended Sept 30, 2007			Nine Months Ended Sept 30, 2006
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$71,275	6,455	$11,042	$64,350	5,136	$12,529
Upgrade Interval Sales to Existing Customers	64,798	7,454	8,693	53,286	6,454	8,256
Additional Interval Sales to Existing Customers	39,162	4,552	8,603	23,880	2,452	9,739
Total	$175,235			$141,516

Vacation Interval sales increased 23.8% during the first nine months of 2007 versus the same period of 2006, as a result of continued growth in customer tours and higher closing percentages on our sales to existing customers. The number of interval sales to new customers increased 25.7% offset by a decrease in average prices of 11.9%, (due to promotional pricing we offered during the third quarter of 2007 on select products) resulting in a 10.8% increase in sales to new customers in the first nine months of 2007 versus the same period of 2006. The number of upgrade interval sales to existing customers increased 15.5% and average prices increased 5.3%, resulting in a 21.6% increase in upgrade interval sales to existing customers during the first nine months of 2007 compared to the same period of 2006. The number of additional interval sales to existing customers increased 85.6% and average prices decreased 11.7%, (also due to promotional pricing on additional interval sales) resulting in a 64.0% net increase in additional interval  sales to existing customers during the first nine months of 2007 versus the same period of 2006.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $29.0 million for the first nine months of 2007 versus $24.5 million for the same period of 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 16.5% during the nine months ended September 30, 2007 and 17.3% during the same period of 2006. Our receivables charged off as a percentage of beginning of period notes receivable were 8.7% for the first nine months of 2007 compared to 8.2% for the first nine months of 2006. We believe our notes receivable are adequately reserved, however, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.

Interest income increased $5.5 million, or 16.5%, to $39.0 million during the first nine months of 2007 from $33.4 million during the same period of 2006. The increase primarily resulted from a higher average notes receivable balance during the first nine months of 2007 versus the same period of 2006. The increase in average yield on our outstanding notes receivable to 16.2% at September 30, 2007 from 15.7% at September 30, 2006 also contributed to the increase in interest income.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $449,000 to $1.8 million during the first nine months of 2007 versus $1.4 million during the same period of 2006.

Other income consists of marina income, golf course and pro shop income, hotel income, land sales, and other miscellaneous items. Other income was $3.2 million for the first nine months of 2007 and $3.0 million for the first nine months of 2006.  We generated hotel income of $877,000 during the first nine months of 2007 versus $335,000 for the same period of 2006.  During the first nine months of 2006, we also recorded a pretax gain of approximately $499,000 from the sale of two parcels of land in Mississippi.

Index

Cost of Vacation Interval Sales

With the implementation of SFAS No. 152 effective January 1, 2006, the relative sales value method of recording Vacation Interval cost of sales was amended. The relative sales value method is used to allocate inventory costs and determine cost of sales in conjunction with a sale. Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase, which includes both actual to date revenues and expected future revenues, incorporates factors such as actual or estimated uncollectibles, changes in sales mix and unit sales prices, repossessions of intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of Vacation Interval sales decreased to 9.5% for the first nine months of 2007 compared to 10.6% for the first nine months of 2006. For the nine months ended September 30, 2007 cost of sales decreased due to increases in our future relative sales value related to an increase in repossession and resale of timeshare intervals, an increase in expected future sales price on some of our higher-end products, and an increase in our master plan for new units added across our properties as we continue to execute on our long-term growth strategy of adding lodging units, amenities, and other assets to our existing properties. In addition, we experienced an increase in sales of lower cost-basis timeshare intervals versus the nine months ended September 30, 2006.  These increases were partially offset by costs recognized during the third quarter of 2007 related to past construction projects that were terminated as we revamped our master plan during the quarter.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 50.1% for the nine-month period ended September 30, 2007, from 48.4% for the same period of 2006. The $19.3 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales, as well as increased costs related to new and existing promotional programs used to generate tours. These promotional programs were a primary factor in providing us with a 19% growth in tours and a 23.8% increase in Vacation Interval sales during the first nine months of 2007 versus the first nine months of 2006.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of incremental revenue are charged to expense as incurred and the operations are presented as a net expense in the consolidated statement of operations. Since our sampler sales primarily function as a marketing program for us, allowing us additional opportunities to sell a Vacation Interval to a prospective customer, the incremental costs of our sampler sales typically exceed incremental sampler revenue. Accordingly, $2.4 million and $2.1 million of sampler revenues were recorded as a reduction to sales and marketing expense for the nine months ended September 30, 2007 and 2006, respectively.

Operating, General and Administrative

Operating, general and administrative expense as a percentage of total revenues decreased to 14.7% for the first nine months of 2007 versus 15.1% for the same period of 2006. Overall, operating, general and administrative expense increased by $4.7 million for the first nine months of 2007, as compared to the same period of 2006, primarily due to an increase in salaries of $2.1 million, and an increase in bank fees of $845,000, due largely to higher credit card processing fees resulting from higher sales volume.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.4% for the nine months ended September 30, 2007 versus 1.1% for the same period of 2006. Overall, depreciation expense for the first nine months of 2007 was $2.6 million versus $1.8 million for the same period of 2006, an increase of $839,000, due to capital expenditures of approximately $11.8 million since September 30, 2006.

Index

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.5% for the first nine months of 2007 compared to 45.7% for the same period of 2006. This increase is primarily the result of a larger average debt balance outstanding during the first nine months of 2007, partially offset by a decrease in our weighted average cost of borrowings to 7.7% at September 30, 2007 as compared to 8.0% at September 30, 2006.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $37.1 million for the nine months ended September 30, 2007, as compared to $30.9 million for the nine months ended September 30, 2006, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the first nine months of 2007 and 2006. As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of January 1, 2007, and September 30, 2007, we did not have an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income increased to $22.8 million for the nine months ended September 30, 2007, as compared to $19.0 million for the nine months ended September 30, 2006, as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, and hotel income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-year to ten-year customer promissory note. We generate cash from customer notes receivable by (i) borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-year to ten-year period, borrowing against receivables has historically been a necessary part of normal operations. During the nine months ended September 30, 2007, our operating activities used $26.1 million of cash compared to $38.8 million during the same period of 2006. This $12.7 million difference in cash used in operating activities during the first nine months of 2007 versus the comparable 2006 period primarily resulted from the timing of payments on accounts payable, accrued expenses and prepaid and other assets, partially offset by an increase in inventories due to higher cash outflows for construction projects in the current year.

Although it appears we have adequate liquidity to meet our needs through September 2009, we are continuing to identify additional financing arrangements into 2010 and beyond. To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

Uses of Cash. During the first nine months of 2007, investing activities used $10.5 million of cash for capital expenditures, compared to $12.8 million cash used for investing activities during the first nine months of 2006. The $12.8 million net cash used during the first nine months of 2006 consisted of purchases of land, equipment, and leasehold improvements totaling $13.6 million, partially offset by net proceeds of $791,000 received from the sale of two parcels of land in Mississippi.

During the quarter ended September 30, 2007, we purchased unimproved real property in Massachusetts and Missouri. The land in Missouri consists of 36.72 acres and is adjacent to our Holiday Hills resort in Taney County, Missouri. The Massachusetts land is a 394.33 acre tract which adjoins 500 acres that we own in Berkshire County, Massachusetts.  The purchase agreements for each of the new tracts are attached hereto as exhibits to this Form 10-Q.

Index

During the first nine months of 2007, net cash provided by financing activities was $36.3 million compared to $49.4 million for the comparable 2006 period.  The net cash of $36.3 million provided by financing activities during the first nine months of 2007 was primarily the result of $128.4 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, offset by $93.3 million of payments on borrowings against pledged notes receivable and other debt. The net cash of $49.4 million provided by financing activities during the first nine months of 2006 was primarily the result of $291.4 million of proceeds received from borrowings against pledged notes receivable, partially offset by $209.5 million of payments on borrowings against pledged notes receivable and $32.5 million of increases in restricted cash for repayment of debt, all of which were primarily due to our transactions with SF-IV and SF-V.

At September 30, 2007, our senior credit facilities provided for loans of up to $520.2 million, of which approximately $285.5 million of principal related to advances under the credit facilities was outstanding. As of September 30, 2007, the weighted average cost of funds for all borrowings was 7.7%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of September 30, 2007, $4.8 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance Sheet Arrangements. During the third quarter of 2005, we closed a term securitization transaction with our wholly-owned off-balance sheet qualified special purpose finance subsidiary, SF-III, a Delaware limited liability company, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III pursuant to a transfer agreement between us and SF-III. Under that agreement, we sold to SF-III approximately $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, and recognized a pre-tax gain of $5.8 million. In connection with this sale, we received cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. We dissolved SF-I simultaneously with the sale of the timeshare receivables to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. We are responsible for servicing the timeshare receivables purchased by SF-III pursuant to the terms of the Indenture and receive a fee for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $682,000 and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.  Such fees received approximate our internal cost of servicing such timeshare receivables, and approximate the fee a third party would receive to service such receivables. As a result, the related servicing asset or liability was estimated to be insignificant.

At September 30, 2007, SF-III held notes receivable totaling $42.1 million, with related borrowings of $34.2 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the Servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase the foreclosed Vacation Interval for an amount equal to the net fair market value of the Vacation Interval if the net fair market value is no less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the nine months ended September 30, 2007, we paid approximately $954,000 to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. The carrying value of our investment in SF-III was $8.5 million at September 30, 2007, which represents our maximum exposure to loss regarding our involvement with SF-III.

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

Index

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2006 and for the nine months ended September 30, 2007, and anticipate that we will pay significant AMT in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $520.2 million at September 30, 2007, have a fixed-to-floating debt ratio of 36% fixed rate debt to 64% floating rate debt. The impact of a one-point effective interest rate change on the $182.8 million balance of variable-rate financial instruments at September 30, 2007, would be approximately $843,000 on our results of operations for the nine months ended September 30, 2007, or approximately $0.02 per diluted share.

At September 30, 2007, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at September 30, 2007 would result in a fair value decrease of approximately $11.5 million on our notes receivable portfolio.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 64% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

Index

To partially offset an increase in interest rates, we have engaged in two interest rate hedging transactions, or derivatives, related to our conduit loan through SF-II, for a notional amount of $25.0 million at September 30, 2007, that expires between September 2011 and March 2014. Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at September 30, 2007 is $46.1 million.

In addition, the Series 2005-A Notes related to our off-balance sheet special purpose finance subsidiary, SF-III, with a balance of $34.2 million at September 30, 2007, bear interest at a blended fixed rate of 5.4%, and the Series 2006-A Notes related to SF-V, with a balance of $77.6 million at September 30, 2007 bear interest at a blended fixed rate of 6.7%.

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

Item 4.  Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, those disclosure controls and procedures are effective.  There were no changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d–15(f) under the Securities Exchange Act of 1934) during the third quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are the plaintiff in a suit pending in U.S. District Court for the District of Massachusetts.  The case is styled Silverleaf Resorts, Inc. v. Berkshire Wind Power, LLC, Civil Action No. 06-30152.  We initiated this lawsuit because the defendant is seeking to construct a wind farm directly adjacent to the property line of a 500 acre tract of land we own in Berkshire County, Massachusetts.  We are seeking to permanently enjoin the construction of this wind farm facility unless certain of its proposed turbines are set back further from our property line on the grounds that, among other things, as currently proposed it will constitute a nuisance and will unreasonably interfere with the reasonable use and enjoyment of our property. Alternatively, we requested damages for the prospective nuisance.  In addition, the defendant has asserted that we are responsible for certain costs, including the costs to take the depositions of the defendant's experts.  We have asserted that the defendant should pay the costs of the depositions of our experts.  Prior to commencement of this litigation, we were in the initial stages of developing our 500 acre tract. If the defendant is ultimately successful in developing this neighboring site in accordance with its current plans, the proximity of such a wind farm facility to our property line could adversely affect our future development plans for our 500 acre tract. The court originally scheduled a trial for May 21, 2007 on the issue of our request for an injunction, but postponed the trial until November 13, 2007 to allow the parties time to resolve their differences.  Continuing settlement discussions between the parties were unsuccessful and in October 2007, we moved to dismiss this action without prejudice.  The defendant has opposed our motion to dismiss unless the dismissal is with prejudice or, alternatively, that the defendant is allowed to recover certain statutory costs. This matter has not been resolved but the case has been taken off the active trial list. We anticipate a ruling from the court in the near future on our motion to dismiss without prejudice to refiling.

Index

We are also a plaintiff in a related matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, we have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC, for a portion of a road needed to access the wind farm facility that is the subject of the U.S. District Court Action.  We seek a court decree that the special permit granted Berkshire Wind expired from non-use and is therefore no longer valid. The case is now in fast track discovery, but no final trial date has been set.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

10.1	Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee

10.2
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc., and Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Account Intermediary

10.3
Contract of Sale dated October 30, 2006 by and between Virgil M. Casey, Ronald D. Casey, Charles Randolph Casey, and Roger Kevin Casey, Trustees Of The Casey Family Trust Dated June 3, 1992, Ronald D. Casey and Wife, P. Beverly Casey, Charles Randolph Casey, and Roger Kevin Casey and Silverleaf Resorts, Inc.

10.4
Contract of Sale dated July 24, 2007 by and between J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2007:

Current report on Form 8-K filed with the SEC on August 2, 2007 relating to press release announcing the scheduled release of financial results for the three- and six-month periods ended June 30, 2007.

Current report on Form 8-K filed with the SEC on August 14, 2007 relating to the Company’s earnings release for the three- and six-months ended June 30, 2007.

Index

Current report on Form 8-K filed with the SEC on August, 22, 2007 relating to the announcement that the Company will soon begin construction of member services sales centers at four of its resort locations and expand an existing center at one resort location.

Current report on Form 8-K filed with the SEC on August 30, 2007 relating to the announcement that the Company will be presenting at the Roth 2007 New York Conference.

Current report on Form 8-K filed with the SEC on September 14, 2007 relating to the amendment of a revolving credit facility through its wholly-owned and fully consolidated special purpose finance subsidiary Silverleaf Finance IV, LLC.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2007	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: November 6, 2007	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer

Index

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee

10.2
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc., and Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Account Intermediary

10.3
Contract of Sale dated October 30, 2006 by and between Virgil M. Casey, Ronald D. Casey, Charles Randolph Casey, and Roger Kevin Casey, Trustees Of The Casey Family Trust Dated June 3, 1992, Ronald D. Casey and Wife, P. Beverly Casey, Charles Randolph Casey, and Roger Kevin Casey and Silverleaf Resorts, Inc.

10.4
Contract of Sale dated July 24, 2007 by and between J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002