Form 10-K
period 2007-12-31
SILVERLEAF RESORTS INC
filed 2008-03-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-13003

Silverleaf Resorts, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2259890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 River Bend Drive, Suite 120
Dallas, Texas	75247
(Address of Principal Executive Offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 30, 2007 as reported on The NASDAQ Capital Market, was $98,783,643.  For this purpose, “affiliates” include members of the board of directors and executive management of the registrant and all persons known to be the beneficial owners of more than 5% of the registrant’s outstanding common stock.

As of March 11, 2008, 37,933,154 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2008 annual meeting of shareholders.  If such proxy statement is not so filed on or before 120 days after the end of the registrant’s fiscal year, such information will be included in an amendment to this Form 10-K to be filed no later than the end of such 120-day period.

FORM 10-K TABLE OF CONTENTS

Forward-Looking Statements

Throughout this annual report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations, and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify these statements by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar expressions. Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved. Important factors that could cause our actual results to differ materially from results anticipated by such forward-looking statements are contained herein under the headings “Risk Factors,” “Properties,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere herein. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

In addition, forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information known to us at the time such statements are made.  These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements.  We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.

PART I

ITEM 1.	BUSINESS

Overview

Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) was incorporated in Texas in 1989. Our principal business is the development, marketing, and operation of “getaway” and “destination” timeshare resorts. As of December 31, 2007, we own seven “getaway resorts” in Texas, Missouri, Illinois, and Georgia (the “Getaway Resorts”). We also own six “destination resorts” in Texas, Missouri, Massachusetts, and Florida (the “Destination Resorts”). In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent “short-stay” getaways.  We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Getaway Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $9,607 for 2007 and $11,681 for 2006.  The reduction in price during 2007 versus 2006 was due to promotional pricing offered during the second half of 2007 on select products and a shift in sales mix to lower-cost inventory.

Owners of Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; and (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program. These benefits are subject to availability and other limitations. Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by Resort Condominiums International (“RCI”).  As of December 31, 2007, all of our Existing Resorts are under contract with the RCI exchange network.

Certain Significant 2007 Events

•
In February 2007, we amended our loan agreement with Textron Financial Corporation (“Textron”) to consolidate our receivables and inventory financing arrangements into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment of Textron is $100 million, which can be borrowed under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisitions financing arrangements.  The maximum commitment with respect to the inventory and acquisition financing arrangements was set at $40 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $40 million.  In October 2007, we further amended the agreement to increase our inventory financing arrangement from $40 million to $50 million.  Under the amended agreement, the maximum commitment with respect to the inventory and acquisition financing arrangements were set at $50 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $50 million.  The interest rate on the receivables component was reduced from Prime plus 1% with a 6% floor to Prime with no floor. The interest rate on advances under the inventory component and the acquisitions component of the consolidated debt are now Prime plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were Prime plus 3% and LIBOR plus 3.25%.  The funding period was extended from June 2008 to January 2010. The receivables component matures January 31, 2013, and the acquisition and inventory components each mature on January 31, 2012.

•
Effective February 28, 2007, we listed our common stock on The NASDAQ Capital Market (“NASDAQ”), under the symbol “SVLF.”  As a result, trading in Silverleaf common stock ceased on the American Stock Exchange effective at the closing of the markets on February 27, 2007.

•
In September 2007, we entered into a $37.5 million revolving loan agreement with Liberty Bank as agent for itself and other lenders. The loan is secured by notes receivable from timeshare sales at an advance rate of up to 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged as security.  The revolving loan period will expire on September 28, 2009, and the principal balance of the loan facility will be due on September 28, 2012, or if the revolving period is extended, 36 months from the expiration of the revolving period.  The outstanding principal balance on the facility will bear interest at LIBOR plus 2.40%.  Proceeds from the loan are used to fund normal business operations and for general working capital purposes.

•
In September 2007, we amended our variable funding note (“VFN”) with UBS Real Estate Securities Inc. (“UBS”) through our wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance IV, LLC (“SF-IV”).  The facility was amended to increase the availability from $125 million to $150 million and to extend the funding period from December 2008 to September 2009.  The maturity date of the amended facility was extended to September 2011. The VFN is secured by customer notes receivable sold to SF-IV.  Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes.

•
In December 2007, we opened the new Beach Club section of The Villages Resort in Flint, Texas (near Tyler), which serves the Dallas/Fort Worth market.  The Beach Club will be sold exclusively as an upgrade product to existing Silverleaf Owners.  All amenities are scheduled for completion in the first quarter of 2008.  Once fully developed, it will contain approximately 144 units.

Certain Significant Events Subsequent to 2007

•
In January 2008, we opened our first indoor water park at The Villages Resort in Flint, Texas.  The opening of the indoor water park marks a significant milestone for us, as we continue to enhance our resorts and increase our appeal to both new customers and existing owners.

•
Effective February 4, 2008, the Company’s board of directors elected Robert M. Sinnott as Chief Financial Officer. Mr. Sinnott succeeds Harry J. White, Jr., who has served as Chief Financial Officer since June 1998. Mr. White will remain with the Company as Chief Accounting Officer through May 8, 2008, the annual shareholder meeting date. After that date, Mr. White has announced his plans to retire as an officer and full-time employee of the Company; however, he will remain involved with the Company in a consulting capacity.

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

We perform substantial marketing and sales functions internally.  We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors.  We sell Vacation Intervals predominately through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas. This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry. In 2006, we began marketing and sales activity at our first off-site sales center, which is located in the Dallas/Ft. Worth metroplex.

As part of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 80% of eligible customer receivables. At December 31, 2007 and 2006, we had a portfolio of approximately 41,481 and 36,104 customer promissory notes, respectively, totaling $358.7 million and $297.4 million, respectively, with an average yield of 16.3% and 15.7% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 7.6% per annum at December 31, 2007. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2007 and 2006, $6.0 million and $4.7 million in principal, or 1.7% and 1.6%, respectively, of our loans to Silverleaf Owners were 61 to 90 days past due.  We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent.  As of December 31, 2007 and 2006, we had no timeshare loans receivable over 90 days past due.  We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted.  We provide for uncollectible notes by reserving an estimated amount that our management believes is sufficient to cover anticipated losses from customer defaults.

Each timeshare resort has a timeshare owners' association (a “Club”). At December 31, 2007, each Club (other than the club at our Orlando Breeze resort) operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts (with the exception of Orlando Breeze) to operate and manage their resort. In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of the resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

Orlando Breeze has its own club (“Orlando Breeze Resort Club”), which is operated independently of Silverleaf Club.  We also provide certain supervisory and management functions for Orlando Breeze Resort Club under the terms of a written agreement.

Marketing and Sales

Marketing is the process by which we attract potential customers to visit and tour an Existing Resort or attend a sales presentation. Sales is the process by which we seek to sell a Vacation Interval to a potential customer who arrives for a tour at an Existing Resort or attends a sales presentation.

Marketing. Our in-house marketing staff creates databases of new prospects, which are principally developed through cooperative arrangements with outside vendors to identify prospects who meet our marketing criteria. Using our automated dialing and bulk mailing equipment, in-house marketing specialists conduct coordinated telemarketing and direct mail procedures which invite prospects to tour one of our resorts and receive an incentive, such as a free gift, without regard to whether or not a Vacation Interval is purchased.

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

Sales representatives receive commissions ranging from 2.0% to 14.0% of the sales price of a Vacation Interval depending on established guidelines. Sales managers also receive commissions of 1.0% to 4.5% and are subject to commission chargebacks in the event the purchaser fails to make the first required payment. Sales directors also receive commissions of 1.0% to 3.5%, which are also subject to chargebacks.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other lower priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if the interval is purchased by a certain date. In addition, we actively market both on-site and off-site upgraded Vacation Intervals as well as additional weeks to existing Silverleaf Owners. Although most upgrades and additional week sales are sold by our in-house sales staff, we have contracted with a third party to assist in offsite marketing of these products at our Destination Resorts. In recent years, we have been focusing on shifting our sales mix to more heavily represent sales to existing customers. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 59.7% and 55.7% of our gross revenues from Vacation Interval sales for the years ended December 31, 2007 and 2006, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an array of affordable products for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

In March 2006, we opened our first showroom-style, off-site sales office.  The showroom, located in the Dallas/Fort Worth metroplex in Irving, Texas, operates under the name “Silverleaf Vacation Store.”  It offers potential customers an interactive “virtual” experience of our resorts, including a model unit and photo gallery.  The 16,500 square-foot showroom cost $1.1 million and employs approximately 40 to 50 on-site sales personnel. This new showroom generated $10.7 million in annual sales to new members for the year ended December 31, 2007 and $6.2 million for the ten month period ended December 31, 2006.  The showroom has provided us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts without leaving their own community. We expect that new owners who purchase at this showroom will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort.  We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists sales representatives in acquainting prospects with each particular resort's benefits. Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales. Each sales representative is our employee and receives some employment benefits.  At December 31, 2007, we had a sales force of 758 employees.

Seasonality

Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our operating results could be negatively impacted by these factors.

Customer Financing

We offer financing to buyers of Vacation Intervals at our resorts. Buyers who elect to finance their purchases through us typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. In 2005, we began obtaining a pre-screen credit score on touring families. If the credit score does not meet certain minimum credit criteria, a 15% down payment is generally required instead of our standard 10% down payment. There are a number of risks associated with financing customers’ purchases of Vacation Intervals.  For an explanation of these risks, please see the section of this report entitled “Risk Factors.”

In 2007 we accrued 17.0% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which is an offset to Vacation Interval sales. Prior to the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”), effective January 1, 2006, this line item was recorded as an expense provision for uncollectible notes.  The allowance for uncollectible notes was 19.3% of gross notes receivable as of December 31, 2007 compared to 22.9% at December 31, 2006.  We plan to continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers.  However, there can be no assurance that our efforts will be successful.

If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it. When this occurs, the associated marketing, selling, and administrative costs from the original sale are not recovered and sales and marketing costs must be incurred again to resell the Vacation Interval. Although, in many cases, we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit or hinder our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we do not generally pursue this remedy because we have not found it to be cost effective.

At December 31, 2007, we had notes receivable in the approximate principal amount of $359.0 million with an allowance for uncollectible notes of $69.1 million.

Additionally, at December 31, 2007, our off-balance-sheet finance subsidiary, Silverleaf Finance III, LLC (“SF-III”), held notes receivable totaling $37.2 million with related borrowings of $29.9 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase defaulted Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the year ended December 31, 2007, we paid $1.2 million to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals. Our total investment in SF-III had a carrying value of $7.3 million at December 31, 2007.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We intend to borrow either directly or through our fully consolidated special purpose finance subsidiaries additional funds under our existing revolving credit facilities with our lenders to finance our operations. At December 31, 2007, we and our fully consolidated subsidiaries had borrowings under our credit facilities in the approximate principal amount of $307.5 million, of which $244.4     million of such facilities are receivables based and currently permit borrowings of 75% to 80% of the principal amount of performing notes.  Payments from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loan balances.  At December 31, 2007, we had a portfolio of approximately 41,481 Vacation Interval customer promissory notes in the approximate principal amount of $358.7 million, of which $6.0 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2007, our portfolio of customer notes receivable had an average yield of 16.3%. At such date, our borrowings had a weighted average cost of 7.6%, and had a fixed-to-floating debt ratio of 29% fixed-rate debt to 71% floating-rate debt. We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders. Because 71% of our existing indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial condition.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with Silverleaf Finance II, Inc. (“SF-II”), with fixed rates of 7.04% and 7.90%, for a total notional amount of $21.3 million at December 31, 2007.  Such interest rate swaps expire between September 2011 and March 2014. In addition, our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance under this line of credit was $59.3 million at December 31, 2007.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $29.9 million at December 31, 2007, bear interest at a blended fixed rate of 5.4%.

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

We typically provide financing to customers over a seven-year to ten-year period.  Our customer notes receivable had a weighted average maturity of seven years at December 31, 2007. Our credit facilities have scheduled maturities between April 2008 and July 2018. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Although it appears that we have adequate liquidity to meet our needs through at least January 2010, we are continuing to identify additional financing arrangements beyond such date.

Development and Acquisition Process

We intend to further develop our Existing Resorts and/or acquire new resorts only to the extent we deem such expansion financially beneficial, and then only as the capital markets permit.

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

We manage all construction activities internally. We typically complete the development of a new resort's basic infrastructure and models within one year, with additional units added within 180 to 270 days, weather permitting, based on demand.  In addition, a functional sales office may be established at each new resort.

Clubs / Silverleaf Club

Silverleaf Club directors are elected by the majority of the boards of directors of the individual Clubs. We have the right to supervise the management of our resorts under the terms of the Management Agreement.  Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club. If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval.  The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 1,558 in 2007 and 1,222 in 2006. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.

At December 31, 2007, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. The consolidation of resort operations through Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. All furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or Silverleaf Club, rather than by us.

Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club.  However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

At December 31, 2007, Silverleaf Club had 820 full-time employees and Orlando Breeze Resort Club had 13 full-time employees. Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club and Orlando Breeze Resort Club collect dues from Silverleaf Owners, plus certain other amounts assessed against Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts.  Silverleaf Club and Orlando Breeze Resort Club dues were approximately $64.96 per month ($32.48 for biennial owners) during 2007, except for certain members of Oak N’ Spruce Resort, who prepay dues at an annual rate of $497.  Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to applicable management agreements.  Our management agreements with Silverleaf Club and Orlando Breeze Resort Club authorize us to supervise the management and operations of the Existing Resorts and provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation.  Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with our current expansion and development plans, our 2007 management fees were subject to the annual net income limitations. Accordingly, for the year ended December 31, 2007, management fees recognized were $2.8 million. For financial reporting purposes, management fees from Silverleaf Club and Orlando Breeze Resort Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) net income.  During the third quarter of 2007, the Silverleaf Club management agreement’s term was extended through March 2020 and continues year-to-year thereafter unless cancelled by either party.  The Orlando Breeze Resort Club management agreement’s amended term expires January 2011 and continues in successive 3-year terms thereafter, unless cancelled by either party.  As a result of the past performance of the Silverleaf Club and Orlando Breeze Resort Club, it is uncertain whether Silverleaf Club and Orlando Breeze Resort Club will consistently generate positive net income.  Therefore, future income to the Company under the management agreements with Silverleaf Club and Orlando Breeze Resort Club could be limited.  At December 31, 2007, there were approximately 103,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 1,900 Vacation Interval owners who pay dues to Orlando Breeze Resort Club.  If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club management agreement.

Other Operations

Operation of Amenities and Other Assets. We own, operate, and receive the revenues from the marina at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. In addition, we will receive revenues from the operation of the water park at The Villages in 2008.  Although we own the golf course at Holly Lake, a homeowners’ association in the development operates the golf course. In general, Silverleaf Club receives revenues from the various amenities that require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

Samplers. Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the years ended December 31, 2007 and 2006, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler revenues.  The reduction to sales and marketing expense related to sampler sales in 2007 and 2006 was $3.4 million and $2.9 million, respectively.

Utility Services. Prior to March 2005, we owned the water supply facilities at Piney Shores, The Villages, Hill Country, Holly Lake, Ozark Mountain, Holiday Hills, Timber Creek, and Fox River resorts. We also owned the waste-water treatment facilities at The Villages, Piney Shores, Ozark Mountain, Holly Lake, Timber Creek, and Fox River resorts. We maintained permits to supply and charge third parties for the water supply facilities at The Villages, Holly Lake, Holiday Hills, Ozark Mountain, Hill Country, Piney Shores, and Timber Creek resorts, and the waste-water facilities at Ozark Mountain, Holly Lake, Piney Shores, Hill Country, and The Villages resorts. In March 2005, all of our utility services assets and liabilities were sold for $13.1 million, which resulted in a gain of $879,000. Certain purchasers of these utility assets entered into a services agreement to provide uninterrupted water supply and waste water treatment services to the eight timeshare resorts to which the sold utility assets relate. These purchasers charge the timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located. For any unregulated utility services, such purchasers charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality.

Other Property. During 2006, we sold 9 acres of an 11-acre tract of land we owned in Mississippi for $789,000.  We recognized a gain of $499,000 on the sale. We have been and we remain entitled to 85% of any profits generated with regards to this land while an affiliate of a director of the Company owns a 10% net profits interest.

We also own a 500-acre tract of land in the Berkshire Mountains of Western Massachusetts that we are in the initial stages of developing.  During September 2007, we purchased an additional 394.3 acre tract which adjoins the 500 acres.  We have not yet finalized our future development plans for this site.

In November 2007, we purchased 15.3 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property.  The acquired land is located approximately two miles from the Company-owned Pinnacle Lodge hotel.

Policies with Respect to Certain Activities

Our board of directors sets policies with regard to all aspects of our business operations without a vote of security holders.  In some instances the power to set certain policies may be delegated by the board of directors to a committee comprised of its members, or to the officers of the Company.  As set forth herein under the headings “Customer Financing” and “Description of Our Indebtedness and Senior Credit Facilities,” we finance all of our operations through borrowings and make loans to our customers to finance the purchase of our Vacation Intervals.

We do not:

•	invest in the securities of unaffiliated issuers for the purpose of exercising control;

•	underwrite securities of other issuers;

•	engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or

•	offer securities in exchange for property.

Nor do we propose to engage in any of the above activities.  In the past, we have from time to time repurchased or otherwise reacquired our own common stock and other securities.  We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities.  However, our board of directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

Investment Policies

Our board of directors determines our policies concerning investments, including the percentage of assets we may invest in any one type of investment and the principles and procedures we employ in connection with the acquisition of assets.  The board of directors may change these policies without a vote of security holders.  We do not propose to invest in any investments or activities not related directly or indirectly to (i) the timeshare business, (ii) the acquisition, development, marketing, selling, or financing of Vacation Intervals, or (iii) the management of timeshare resorts.  We currently have no policies limiting the geographic areas in which we might engage in investments in the timeshare business or limiting the percentage of our assets invested in any specific timeshare related property.  We primarily acquire assets for use in operations and not to hold for possible capital gain.

Participation in Vacation Interval Exchange Networks

Internal Exchanges. Each Silverleaf Owner has certain exchange privileges through the Silverleaf Club which may be used on an annual basis to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) of equal or lower rating at any of our other Existing Resorts.  Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval.  These exchange rights are a convenience we provide Silverleaf Owners, and are conditioned upon availability of the desired interval or resort.  Approximately 8,492 exchanges occurred in 2007.  Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange.

External Exchange Network. We believe participation in a Vacation Interval exchange network operated by RCI makes our Vacation Intervals more attractive. At December 31, 2007, all Existing Resorts are registered with RCI, and approximately 40% of Silverleaf Owners participate in RCI's exchange network.  RCI membership allows participating Silverleaf Owners to exchange their occupancy right in a unit for an occupancy right in a unit of the same or lower color rating in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by a) listing the Vacation Interval as available with the exchange organization and b) requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. At December 31, 2007, RCI’s designation of our units as red, white, and blue Vacation Intervals is approximately 68%, 20%, and 12%, respectively. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. RCI’s annual membership fees, which are at the option and expense of the owner of the Vacation Interval, are currently $89.  Exchange rights with RCI require an additional fee of $164 for domestic exchanges and $199 for foreign exchanges. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Risk Factors” for a description of risks associated with the exchange programs.

Competition

All of our operations are contained within and are in support of a single industry segment – the vacation ownership industry – and we currently operate in only six geographic areas of the United States. These geographic areas are Texas, Missouri, Massachusetts, Illinois, Georgia, and Florida. We encounter significant competition from other timeshare resorts in the markets that we serve. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott International, Inc. (“Marriott”), Walt Disney Company (“Disney”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), and Four Seasons Hotels, Inc. (“Four Seasons”) have entered the industry. Other companies in the timeshare industry, including Wyndham Worldwide Corporation (“Wyndham”), through its Wyndham Vacation Resorts (formerly Fairfield Resorts) and WorldMark by Wyndham (formerly Trendwest Resorts), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Bluegreen Corporation (“Bluegreen”), and Diamond Resorts International, formerly Sunterra Corporation, (“Diamond”) are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

Wyndham, Bluegreen, and Diamond own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills and Ozark Mountain resorts, and to a lesser extent with our Timber Creek Resort. Additionally, a number of other public or privately-owned timeshare resorts operate in most states in which we own Existing Resorts which generates further competition.

Many competitors also own timeshare resorts in or near Orlando, Florida, where our newest resort, Orlando Breeze, is located. However sales of Orlando Breeze Vacation Intervals are primarily upgrade and additional week interval sales to our existing customers, with the sales taking place at our other Existing Resorts.

We believe Marriott, Disney, Hilton, Hyatt, and Four Seasons generally target consumers with higher annual incomes than our target market. However, many of our other competitors target consumers with similar income levels as our target market. Our competitors may possess significantly greater financial, marketing, personnel, and other resources than we do.  We cannot be certain that such competitors will not significantly reduce the price of their Vacation Intervals or offer greater convenience, services, or amenities than we do.

The American Resort Development Association (“ARDA”) recently published a study entitled “State of the Vacation Timeshare Industry: United States Study 2007” (the “ARDA Study”), which reported sales volume in the United States of $10.0 billion for 2006, compared to $4.8 billion in 2001 and $2.7 billion in 1997, equating to a 10-year compound annual growth rate of approximately 14 percent. The study estimated that 4.4 million households owned one or more U.S. timeshare intervals or equivalent points at January 1, 2007, representing a 7.3% increase over the prior year.  However, there can be no assurance that the existing levels of growth in timeshare demand will continue or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

While our principal competitors are developers of timeshare resorts, we are also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels, and motels, as well as others engaged in the leisure business and, to a lesser extent, from campgrounds, recreational vehicles, tour packages, and second home sales. A reduction in the product costs associated with any of these competitors, or an increase in our costs relative to such competitors' costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

Numerous businesses, individuals, and other entities compete with us in seeking properties for acquisition and development of new resorts. Some of these competitors are larger and have greater financial and other resources. Such competition may result in a higher cost for properties we wish to acquire and thus prevent us from acquiring suitable properties for the development of new resorts.

Governmental Regulation

General. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which our Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Civil Rights Acts of 1964 and 1968, the Fair Credit Reporting Act, the Fair Debt Collection Act, and the Americans with Disabilities Act (“ADA”). Additionally, as a publicly owned company, we are subject to all federal and state securities laws, including the Sarbanes-Oxley Act of 2002.

In response to certain fraudulent marketing practices in the timeshare industry in the 1980s, various states enacted legislation aimed at curbing such abuses. Certain states in which we operate have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require us to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and our promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before we may solicit residents of such state. The laws of certain states require us to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such states, even if the resort is not located in such state.  Laws governing Missouri generally only require certain disclosures in sales documents for prospective purchasers. There are also laws in each state where we sell Vacation Intervals that grant the purchaser the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed.  Additionally, the federal Do-Not-Call Implementation Act, enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers.  Violations could result in penalties up to $11,000 per violation.  The FTC reported that approximately 146 million telephone numbers had been registered on the National Do Not Call List Registry as of September 30, 2007. Since the introduction of state and federal Do-Not-Call legislation, we have become somewhat more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

We believe we are in material compliance with applicable federal and state laws and regulations relating to the sales and marketing of Vacation Intervals in the jurisdictions in which we currently do business. However, we are routinely and currently the subject of a number of consumer complaints and regulatory inquiries generally relating to our marketing or sales practices. We always attempt to resolve all such complaints or inquiries directly with the consumer or the regulatory authority involved. We cannot be certain that all of these complaints and inquiries by regulators can be resolved without adverse regulatory actions or other consequences, such as class action lawsuits or rescission offers. We expect some level of consumer complaints in the ordinary course of business as we aggressively market and sell Vacation Intervals to households, which may include individuals who may not be financially sophisticated.  We cannot be certain that the costs of resolving consumer complaints and regulatory inquiries or of qualifying under Vacation Interval ownership regulations in all jurisdictions in which we conduct sales or wish to conduct sales in the future will not be significant, that we are in material compliance with applicable federal and state laws and regulations, or that violations of law will not have adverse implications, including negative public relations, potential litigation, and regulatory sanctions. The potential expense, negative publicity, and sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity, or financial position. Further, we cannot be certain that either the federal government or states having jurisdiction over our business will not adopt additional regulations or take other actions that would adversely affect our business, results of operations, or financial position.

During the 1980s and continuing through the present, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Included among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the “Merged Companies,” or individually “Merged Company”). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the “Orders”) to which certain of the Merged Companies consented in the 1980s purport to bind all successors and assigns, and accordingly may also be enforceable against the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders.  However, each Order purports to bind generically unnamed “officers, directors, and employees” of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

In early 1997, we were the subject of consumer complaints that triggered governmental investigations into the Company's affairs. In March 1997, we entered into an Assurance of Voluntary Compliance with the Texas Attorney General, in which we agreed to make additional disclosure to purchasers of Vacation Intervals regarding the limited availability of our Bonus Time program during certain periods. We paid $15,200 for investigatory costs and attorneys' fees of the Texas Attorney General in connection with this matter. Also, in March 1997, we entered into an agreed order (the “Agreed Order”) with the Texas Real Estate Commission requiring that we comply with certain aspects of the Texas Timeshare Act, Texas Real Estate License Act, and Rules of the Texas Real Estate Commission, with which we had allegedly been in non-compliance until mid-1995. The allegations included (i) our admitted failure to register the Missouri Destination Resorts in Texas (due to our misunderstanding of the reach of the Texas Timeshare Act); (ii) payment of referral fees for Vacation Interval sales, the receipt of which was improper on the part of the recipients; and (iii) miscellaneous other actions alleged to violate the Texas Timeshare Act, which we denied. While the Agreed Order acknowledged that we independently resolved ten consumer complaints referenced in the Agreed Order, discontinued the practices complained of, and registered the Missouri Destination Resorts during 1995 and 1996, the Texas Real Estate Commission ordered us to cease these discontinued practices and enhance our disclosure to purchasers of Vacation Intervals. In the Agreed Order, we agreed to make a voluntary donation of $30,000 to the State of Texas. The Agreed Order also directed that we revise our training manual for timeshare salespersons and verification officers. While the Agreed Order resolved all of the alleged violations contained in complaints received by the Texas Real Estate Commission through December 31, 1996, we have encountered and expect to encounter some level of additional consumer complaints, regulatory scrutiny, and periodic remedial action in the ordinary course of our business. In this regard, during 2004 we renewed our timeshare-offering plan in the state of New York, which we inadvertently allowed to lapse in 2001. As part of this renewal process, we rescinded $897,000 of sales to New York residents that were made in 2001 after our timeshare offering plan lapsed.

We have established compliance and supervisory methods in training sales and marketing personnel which adheres to legal requirements. With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management personnel prepare a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training that includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. Additionally, sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests. We have supervisors to monitor compliance with all state and federal Do-Not-Call regulations.

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

Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. In 1994, we conducted a limited asbestos survey at each of our resorts, existing at that time, which surveys did not reveal material potential losses associated with ACMs.

In addition, studies have linked radon, a naturally occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the “Recommended Action Level”). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of our properties may adversely affect our ability to sell Vacation Intervals at such properties and the market value of such property. We have not tested our properties for radon. Federal legislation will eventually require us to disclose to potential purchasers of Vacation Intervals at our resorts that were constructed prior to 1978 any known lead-paint hazards and will impose treble damages for failure to so notify.

Electric transmission lines are located in the vicinity of some of our properties. Electric transmission lines are one of many sources of electromagnetic fields (“EMFs”) to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, we understand that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse health effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property value in obtaining financing and in condemnation and eminent domain proceedings brought by power companies seeking to construct transmission lines. Therefore, potential exists for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

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

Utility Regulation. Prior to March 2005, we owned the water supply and waste-water treatment facilities at several of the Existing Resorts, which are regulated by various governmental agencies. In March 2005, we sold all of our utility services assets and liabilities.  Consequently, all utilities at our resorts are currently supplied under agreements with third parties who are subject to rate and other regulation by various federal, state, regional, and local environmental, health, and other agencies.

Other Regulation. Under various state and federal laws governing housing and places of public accommodation, including ADA, we are required to meet certain requirements related to access and use by disabled persons. Although we believe that our facilities are generally in compliance with present requirements of such laws, we are aware of certain of our properties that are not in full compliance with all aspects of such laws.  We are presently responding, and expect to respond in the future, to inquiries, claims, and concerns from consumers and regulators regarding our compliance with existing state and federal regulations affording the disabled access to housing and accommodations. It is our practice to respond positively to all such inquiries, claims, and concerns and to work with regulators and consumers to resolve all issues arising under existing regulations concerning access and use of our properties by disabled persons.  We believe that we will incur additional costs of compliance and/or remediation in the future with regard to the requirements of such existing regulations. Future legislation may also impose new or further burdens or restrictions on owners of timeshare resort properties with respect to access by the disabled. The ultimate cost of compliance with such legislation and/or remediation of conditions found to be non-compliant is not currently ascertainable, and while such costs are not expected to have a material effect on our business, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of our growth strategy in certain instances or reduce profit margins on our operations. We are also subject to a variety of local, state, and federal laws and regulations concerning health and sanitation, facility operations, fire safety, and occupational safety.

Employees

At December 31, 2007, we had 2,171 full and part-time employees and the Clubs collectively had 833 full and part-time employees.  Our employee relations are good, both at the Company and at the Clubs.  None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

Insurance

We carry comprehensive liability, fire, hurricane, and storm insurance with respect to our resorts, with policy specifications, insured limits, and deductibles customarily carried for similar properties, which we believe are adequate.  However, certain types of losses (such as losses arising from floods in non-floodplain areas and acts of war) generally are not insured because such losses are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose the capital invested in a resort, as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on our results of operations, liquidity, or financial position. We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF OUR INDEBTEDNESS AND SENIOR CREDIT FACILITIES AT DECEMBER 31, 2007

Existing Indebtedness. We use the following credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain Existing Resorts. The credit facilities secured by customer notes receivable allow advances ranging from 75% to 80% of the unpaid balance of certain eligible customer notes receivable. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our off-balance-sheet qualified special purpose entity, SF-III, as of December 31, 2007 (in thousands):

	Maximum Amount Available	Balance
Receivable-Based Revolving Facilities	$342,495	$154,413
Receivable-Based Non-Revolving Facilities	90,015	90,015
Inventory Loans	75,005	63,078
Subtotal On Balance Sheet	507,515	307,506
Off-Balance-Sheet Receivable-Based Term Loan	29,920	29,920
Grand Total	$537,435	$337,426

Textron Facility.  We have a long-standing relationship with Textron dating back to August 1995. Since that time, we have had various loan facilities in place with Textron.  Our facilities with Textron are as follows at December 31, 2007:

•
Receivables, Inventory, and Acquisition Loans – In February 2007, we amended our loan agreement with Textron to consolidate our receivables and inventory financing arrangements into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment of Textron is $100 million, which can be borrowed under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisitions financing arrangements.  The maximum commitment with respect to the inventory and acquisition financing arrangements was initially set at $40 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $40 million.  In October 2007, we further amended the agreement to increase our inventory financing arrangement from $40 million to $50 million.  Under the amended agreement, the maximum commitment with respect to the inventory and acquisition financing arrangements were set at $50 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $50 million.  The interest rate on the receivables component was reduced from Prime plus 1% with a 6% floor to Prime with no floor. The interest rate on advances under the inventory component and the acquisitions component of the consolidated debt are now Prime plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were Prime plus 3% and LIBOR plus 3.25%.  The funding period was extended from June 2008 to January 2010. The receivables component matures January 31, 2013, and the acquisition and inventory components each mature on January 31, 2012.

•
Conduit Loans – We executed a $66.4 million conduit term loan with Textron through our conduit financing subsidiary, SF-II in 2003.  We pledged customer notes receivable as security to Textron.  As additional collateral, we also provided Textron a pledge of all of our equity interest in SF-II and a $15.7 million demand note from us to SF-II under which payment may be required if SF-II defaults on its loan from Textron.  Textron's conduit loan to SF-II matures in 2014 and bears interest at a fixed annual rate of 7.035%.  During 2005, we executed a $26.3 million expansion of our conduit term loan agreement with SF-II.  This conduit term loan with SF-II matures in 2011 and bears interest at a fixed annual rate of 7.9%.

CapitalSource Facility.  During 2005, we executed a $50 million receivables loan agreement with CapitalSource, which matures in April 2008 and bears interest at a rate of Prime plus 0.75%. We also have a $30 million revolving inventory loan facility with CapitalSource, which revolves through April 2009, matures in April 2011, and bears interest at a rate of Prime plus 1.5%.

Wells Fargo Foothill Facility.  During 2005, we executed a $50 million receivables loan agreement with Wells Fargo Foothill, which was subsequently reduced to $35 million in 2006. This facility matures in December 2011 and bears interest at the Prime rate with a 6% floor. We also have a $15 million revolving inventory loan facility with Wells Fargo Foothill, which revolves through December 2008, matures in December 2010, and bears interest at a rate of Prime plus 2% with a 6% floor.

Silverleaf Finance III Facility.  During 2005, we executed a term securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Real Estate Securities Inc.  The Series 2005-A Notes were issued by SF-III in four classes ranging from Class A through Class D notes with a blended fixed rate of 5.4%.  The Class A Notes, Class B Notes, Class C Notes, and Class D Notes received ratings from Moody's Investor Services, Inc. of “Aaa,” “Aa2,” “A2,” and “Baa2,” respectively.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., (“SF-I”), our former qualified special purpose entity which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. Such timeshare receivables were sold to SF-III without recourse to us, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we will continue servicing these timeshare receivables and receive fees for our services.

Silverleaf Finance IV Facility. During 2006, we executed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, SF-IV.  SF-IV was formed for the purpose of issuing a $100 million variable funding note to UBS.  During 2006, the facility was amended to increase the availability from $100 million to $125 million, extend the funding period from March 2007 to December 2008, and reduce the interest rate on advances from LIBOR plus 1.5% to LIBOR plus 1.25%.  The facility was further amended in September 2007 to increase the availability from $125 million to $150 million and to extend the funding period from December 2008 to September 2009.  The maturity date of the amended facility was extended to September 2011. The VFN is secured by customer notes receivable sold to SF-IV.  Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. Pursuant to the terms of an agreement, we will continue servicing these customer notes receivable and receive fees for our services.

Silverleaf Finance V Facility. During 2006, we executed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, Silverleaf Finance V, L.P. (“SF-V”).  SF-V was formed for the purpose of issuing $128 million of its Series 2006-A Notes in a private offering and sale through UBS. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended fixed rate of 6.7%.  The Class A through Class G notes were rated “Aaa,” “Aa2,” “A2,” “Baa1,” “Baa2,” “Baa3,” and “Ba2,” respectively, by Moody’s Investors Service, Inc., and mature in July 2018.  The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf in three separate transactions from August 2006 to November 2006. The original amount of notes receivable purchased by SF-V to secure the Series 2006-A Notes was $155.1 million and the balance of eligible notes receivable pledged as collateral at December 31, 2007 was $80.4 million. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-V were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Pursuant to the terms of an agreement, we will continue servicing these customer notes receivable and receive fees for our services.

Liberty Bank.  In September 2007, we entered into a $37.5 million revolving loan agreement with Liberty Bank and other lenders. The loan is secured by customer notes receivable at an advance rate of up to 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged as security.  The revolving loan period will expire on September 28, 2009, and the principal balance of the loan facility will be due on September 28, 2012, or if the revolving period is extended, 36 months from the expiration of the revolving period.  The outstanding principal balance on the facility will bear interest at LIBOR plus 2.40%.  Proceeds from the loan will be used to fund normal business operations and for general working capital purposes.

Senior Subordinated Notes. At December 31, 2007, we have $2.1 million of 10½% senior subordinated notes due April 2008, and $24.7 million of 8% senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1. Our payment and performance under these senior subordinated notes has been guaranteed by all of our present and future domestic restricted subsidiaries.

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2006 and 2007 (in thousands):

	2006	2007	Revolving Term	Maturity	Interest Rate
$100 million Textron receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below).	$28,903	$63,119	1/31/10	1/31/13	Prime
$50 million CapitalSource receivable-based revolver	22,831	14,122	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	93	8,044	12/31/08	12/31/11	Prime
$150 million SF-IV receivable-based revolver	—	59,268	9/3/09	9/3/11	LIBOR + 1.25%
$37.5 million Liberty Bank receivable-based revolver	—	9,860	9/28/09	9/28/12	LIBOR + 2.40%
$66.4 million Textron receivable-based non-revolving conduit loan	25,090	13,489	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	14,210	7,765	—	9/22/11	7.90%
$128 million SF-V receivable-based non-revolver	113,138	68,761	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	10,000	—	(a)	(a)	LIBOR + 3.25%
$6 million Textron inventory loan agreement	5,000	—	(a)	(a)	Prime + 3.00%
$5 million Textron inventory loan agreement	1,115	—	(a)	(a)	Prime + 3.00%
Textron inventory / acquisition loan agreement (see receivable- based revolver above)	—	30,005	1/31/10	1/31/12	Prime + 1.00%
$30 million CapitalSource inventory loan agreement	18,876	20,091	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	5,985	12,982	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	7,590	6,970	—	various	various
Total notes payable	252,831	314,476
Capital lease obligations	1,719	1,722	—	various	various
Total notes payable and capital lease obligations	254,550	316,198

6.0% senior subordinated notes, due 2007	3,796	—	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	854	—	—	4/1/07	6.00%
Total senior subordinated notes	31,467	26,817

Total	$286,017	$343,015

(a)	The Textron debt was consolidated during the first quarter of 2007, as noted in the disclosure “Textron Facility” above.

At December 31, 2007, our senior credit facilities provided for loans of up to $507.5 million, of which $200.0 million was available for future advances.  At December 31, 2007, the LIBOR rate on our senior credit facilities was 4.60% (1 month) and the Prime rate on these facilities was 7.25%.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities discussed above provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  As of and for the years ended December 31, 2005, 2006, and 2007, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.  Financial covenants existing at December 31, 2007 are described below.

Tangible Net Worth Covenant.  Although our senior lenders’ requirements vary, the most restrictive “net worth” covenant is that we must maintain Tangible Net Worth at all times greater than the Tangible Net Worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate Consolidated Net Income after December 31, 2004.  “Tangible Net Worth” is (i) the consolidated net worth of the Company and our consolidated subsidiaries, plus (ii) to the extent not otherwise included in the such consolidated net worth, unsecured subordinated indebtedness of the Company and our consolidated subsidiaries, the terms and conditions of which are reasonably satisfactory to the required banks, minus (iii) the consolidated intangibles of the Company and our consolidated subsidiaries, including, without limitation, goodwill, trademarks, trade names, copyrights, patents, patent applications, licenses, and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles.  “Consolidated Net Income” is the consolidated net income of the Company and our subsidiaries after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses) determined in accordance with generally accepted accounting principles.

Marketing and Sales Expenses Covenant.  Our ratio of marketing expenses to Vacation Interval sales for the latest rolling 12 months then ended must not equal or exceed 55% as of the last day of any fiscal quarter. Two senior lenders have increased such ratio to 57% as of the last day of each fiscal quarter.  As of December 31, 2007 and 2006, the ratio was 52.3% and 51.7%, respectively.

Minimum Loan Delinquency Covenant.  Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter.  As of December 31, 2007 and 2006, the 30-day delinquency rate was 5.2% and 4.8%, respectively.

Debt Service Covenant.  Our ratio of (i) earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense must not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters.  As of December 31, 2007 and 2006, the ratio for the average of the latest rolling 12 months was 2.3 to 1 and 2.0 to 1, respectively.

Profitable Operations Covenant.  Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00.

Leverage Ratio Covenant.  Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans.  As of December 31, 2007 and 2006, the ratio was 1.7 to 1 and 1.6 to 1, respectively.

FICO Score Covenant.  Our weighted average FICO Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO score can be obtained must not be less than 640 for any fiscal calendar quarter.  For the fourth quarters of 2007 and 2006, our weighted average FICO score was 673 and 681, respectively.

Our credit facilities also contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The credit agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of our assets, a merger, consolidation, or reorganization of the Company, or other changes of control of the Company would constitute an event of default and permit senior lenders to accelerate the maturity of the facility.  At December 31, 2007, we are in compliance with these covenants.

ITEM 1A.	RISK FACTORS

If our assumptions and estimates in our business model are not accurate, our future results could be negatively impacted.

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

These assumptions and estimates are subject to significant business, economic, and competitive risks and uncertainties.  If our assumptions and estimates are wrong, our future financial position and results of operations may vary significantly from those projected in the business model.  Our independent auditors have not reviewed or expressed an opinion about our business model or our ability to achieve it.

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

We may be vulnerable to the change in the credit markets which could adversely impact our results of operations, liquidity, and financial position.

Because we use various mass marketing techniques, a certain percentage of our sales are to customers who may be considered to have marginal credit quality.  During 2007 and 2006, approximately 21.6% and 19.6%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating conditions in the sub-prime mortgage industry there can be no assurance that defaults have stabilized or that they will not worsen.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  Specifically, if default rates for our borrowers were to rise, it may require an increase in our estimated uncollectible revenue.

We may be impacted by general economic conditions.

Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets.  The state of the economy in general and deterioration of the residential real estate market could depress consumer spending for Vacation Intervals. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation.  Due to the economic slowdown and recent deterioration of the sub-prime mortgage markets, we could experience increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues.  Additionally, if the recent disruptions in the credit markets and the economy continue, there is no assurance that we will continue to have access to new credit and securitization facilities on favorable terms or at all.

We are at risk for defaults by our customers.

We offer financing to the buyers of Vacation Intervals at our resorts. Notes receivable from timeshare buyers constitute one of our principal assets. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to us for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a first mortgage on the Vacation Interval.  We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

For the years ended December 31, 2007 and 2006, we recorded 17.0% and 17.3% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which resulted in decreases in our sales revenue of $40.1 million and $32.5 million, respectively.  When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it.  The associated marketing, selling, and administrative costs from the original sale are not recovered; and we incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 60% of Vacation Interval sales occurred in 2007), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we would only recover the amount that the indebtedness owed to us exceeds the property’s fair market value rather than the full amount owed. Accordingly, we have generally not pursued this remedy.

At December 31, 2007, we had Vacation Interval customer notes receivable in the approximate principal amount of $358.7 million, and had an allowance for uncollectible notes of $69.1 million. Due to the recent deterioration of the sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our lenders.  At December 31, 2007 we either directly or through our fully consolidated finance subsidiaries owed $307.5 million of principal to our senior lenders.

Borrowing Base. We have receivable-based loan agreements with senior lenders to borrow up to $432.5 million.  We have pledged our customer promissory notes as security under these agreements. Our senior lenders typically lend us 75% to 80% of the principal amount of such customers' notes.  Collections from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loans receivable balances.  At December 31, 2007, we had a portfolio of approximately 41,481 Vacation Interval customer notes receivable in the approximate principal amount of $358.7 million.  Approximately $6.0 million in principal amount of our customer notes were 61 days or more past due and, therefore, ineligible as collateral. The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the cost of developing, marketing, and selling the interval.  Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2007, our portfolio of customer loans receivable had a weighted average fixed interest rate of 16.3%.  At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 7.6%.  We have historically derived net interest income from our operating activities because the interest rates we charge our customers exceed the interest rates we pay to our senior lenders. Because 71% of our existing indebtedness currently bear interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates charged by our senior lenders would erode the spread in interest rates that we have historically enjoyed and could cause the interest expense on our borrowings to exceed our interest income on our portfolio of customer notes receivable. Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our business, results of operations,  and financial position. To the extent interest rates decrease on loans available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from operating activities.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $21.3 million at December 31, 2007.  Such interest rate swaps expire between September 2011 and March 2014.  In addition, our VFN with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  At December 31, 2007, we had a balance under this line of credit of $59.3 million.  Such VFN will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $29.9 million at December 31, 2007, bear interest at a blended fixed rate of 5.4%.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period.  Our customer notes had a weighted average maturity of seven years at December 31, 2007.  Our senior credit facilities have scheduled maturity dates between April 2008 and July 2018.  Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be immediately due and payable.  Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in future periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the terms of our existing funding commitments beyond their scheduled maturity dates or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business.  We cannot be certain that we will be able to obtain required financing in the future.

Impact on Sales. Limitations on the availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals.

We may not be able to obtain additional financing.

Several unpredictable factors may cause our adjusted EBITDA to be insufficient to meet debt service requirements or satisfy financial covenants.  We incurred a net loss in 2003. Should we record net losses in future periods, our cash flow and our ability to obtain additional financing could be materially and adversely impacted.

Many factors that determine whether or not we generate sufficient EBITDA to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

•	the number of sales of Vacation Intervals;
•	the average purchase price per interval;

•	the number of customer defaults;
•	our cost of borrowing;
•	our sales and marketing costs and other operating expenses; and
•	the continued sales of notes receivable portfolios.

Our current and planned expenses and debt repayment levels are and will be to a large extent fixed in the short term, and consider historical expectations to project future revenues and cash flows. We may be unable to reduce spending in a timely manner to compensate for any past or future revenue or cash flow shortfall.  It is possible that our revenue, cash flow, or operating results may not meet the expectations of our business model, and may even result in our being unable to meet debt repayment schedules or financial covenants contained in our debt agreements.

Our leverage is significant and may impair our ability to obtain additional financing, reduce the amount of cash available for operations, and make us more vulnerable to financial downturns.

Our agreements with our various lenders may:

•	require a substantial portion of our cash flow to be used to pay interest expense and principal;
•	impair our ability to obtain on acceptable terms, if at all, additional financing that might be necessary for working capital, capital expenditures, or other purposes; and
•	limit our ability to further refinance or amend the terms of our existing debt obligations, if necessary or advisable.

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

We may not be able to securitize our assets in the capital markets.

We may not be able to securitize our Vacation Interval customer notes receivable because of, among other factors, the performance of the notes receivable and adverse conditions in the market for loan-backed notes in general.

Our business is highly regulated.

We are subject to substantial governmental regulation in the conduct of our business. See “Item 1. Business - Governmental Regulation, Environmental Matters, Utility Regulation, Other Regulation,” and “Item 3. Legal Proceedings.” If we are found to have violated any statute, rule, or regulation applicable to us, our assets, or our business, it could have a material adverse effect on our results of operations, liquidity, and financial position.

We are dependent on our key personnel.

The loss of the services of key members of our management or our inability to hire, retain, or integrate new or replacement management and employees as needed could have a material adverse effect on our results of operations, liquidity, and financial position in future periods.

We will incur costs at our resorts for additional development and construction activities.

We intend to continue to develop our Existing Resorts and to acquire or develop additional timeshare resorts.  However, continued development of our resorts places substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

•	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;
•	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and
•	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

We cannot be certain that we will have the liquidity and capital resources available to develop and expand our resorts as we presently intend.

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

Most of our resorts are located in rustic areas, which in the past have often required us to provide public utility water and sanitation services in order to proceed with development.  This development is subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development. Although we are not currently operating any such utilities, if future development requires that we do, we would be subject to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water.

In 2005, we sold our water distribution and waste water treatment utilities assets at eight of our resorts located in Texas, Illinois, and Missouri.  The purchasers of those assets entered into separate services agreements to provide uninterrupted water supply and waste water treatment services to the eight affected resorts and to maintain the utilities assets.  The purchasers also agreed to provide sufficient future capital additions at each resort as will be required to provide at least the same level of utility services to the resort as is currently provided.  Failure by the purchasers of these utility assets to supply service to the resorts or to adequately maintain and expand as needed the water distribution and waste water treatment utilities assets could impact our ability to provide the utilities necessary to operate or expand the resorts, either of which could have a material adverse effect on our business, results of operations and financial position.

We must incur costs to comply with laws governing accessibility of facilities to disabled persons.

We are subject to a number of state and federal laws, including the Fair Housing Act and ADA, which impose requirements related to disabled persons access and use of a variety of public accommodations and facilities.  Although ADA did not become effective until 1991, we believe our Existing Resorts are substantially in compliance and we will incur additional costs to fully comply if necessary. Additional federal, state, and local legislation may impose further restrictions or requirements on us with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known, however such costs are not expected to have a material effect on our results of operations, liquidity, and financial position.

We may be vulnerable to regional conditions.

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate.  Our current geographic concentration could make us more susceptible to adverse events or conditions that affect the particular areas in which we operate.  At December 31, 2007, 54% of our owners lived in Texas, 15% lived in Illinois, 7% lived in Massachusetts, and 3% lived in Missouri.  Our remaining customer base lives primarily in other states within the United States of America.

We may be liable for environmental claims.

Under various federal, state, and local laws, ordinances, and regulations, as well as common law, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow money using such real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling, or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health, or safety requirements may result in the need to cease or alter operations at a property. Further, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with the site. Phase I environmental reports (which typically involve inspection without soil sampling or ground water analysis) were prepared in 2001 or later by independent environmental consultants for all of the Existing Resorts.  The reports did not reveal, nor are we aware of, any environmental liability that would have a material adverse effect on our results of operations, liquidity, or financial position. We cannot be certain that the Phase I reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to us.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services.  As of December 31, 2007, all Existing Resorts are qualified for participation in the RCI exchange network.  We cannot be certain that the Existing Resorts or any future resorts will continue to qualify for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

Our sales would be affected by a secondary market for Vacation Intervals.

We believe the market for resale of Vacation Intervals is very limited and that resale prices are substantially below the original purchase price of a Vacation Interval. This may make ownership of Vacation Intervals less attractive to prospective buyers.  Owners of Vacation Intervals who wish to sell their Vacation Interval compete with our sales efforts.  Vacation Interval resale clearinghouses and brokers, including Internet-based clearinghouses, do not currently have a material impact on our sales.  However, if the secondary market for Vacation Intervals becomes more organized and liquid, whether through Internet-based clearinghouses and brokers or other means, the availability of resale intervals at lower prices could materially and adversely affect our prices and our ability to sell new Vacation Intervals.

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

While we believe that we maintain adequate levels of insurance for most casualties and losses, we do not insure certain types of losses (such as losses arising from floods in non-floodplain areas and acts of war) either because insurance is unavailable or unaffordable.  Should an uninsured loss or a loss in excess of insured limits occur, we could be required to repair damage at our expense or lose our capital invested in a damaged resort, as well as lose anticipated future revenues from such resort.  However, we would continue to be obligated on any mortgage indebtedness or other obligations related to the property.  Hence, our results of operations, liquidity, and financial position could be adversely affected by such losses.

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

The indenture pertaining to our 8% senior subordinated note permits us to incur certain additional indebtedness, including indebtedness secured by our customer notes receivable.  Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds. The indenture pertaining to our 8% senior subordinated note also permits us to borrow additional funds in order to finance development of our resorts.  Future construction loans may result in liens against the respective properties.

Common stock could be impacted by our indebtedness.

The level of our indebtedness could negatively impact holders of our common stock, because:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;
•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, or acquisitions may be limited;
•	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;
•	negative covenants in our loan agreements may limit our management’s ability to operate our business in the best interests of our shareholders;
•	some of our loans are at variable rates of interest, and a substantial increase in interest rates could adversely affect our ability to meet debt service obligations; and
•	increased interest expense will reduce earnings, if any.

We could lose the right to manage the Clubs.

Aside from Orlando Breeze, each Existing Resort has a Club that operates through a centralized organization called Silverleaf Club, to manage such resorts on a collective basis.  Orlando Breeze has its own Club, which is not part of Silverleaf Club.  The consolidation of operations under Silverleaf Club permits:

•	a centralized reservation system for these resorts;
•
substantial cost savings by purchasing goods and services for these resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis;

•	centralized management for the entire resort system;
•	centralized legal, accounting, and administrative services for the entire resort system; and
•	uniform implementation of various rules and regulations governing these resorts.

We currently have the right to unilaterally appoint the board of directors or governors of the Clubs until the respective control periods expire (typically triggered by the cessation of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law.  Thereafter, the bylaws of certain Clubs require that a majority of the members of the board of directors or governors of those Clubs be owners of Vacation Intervals of those resorts.  The loss of control of the board of directors or governors of the Clubs could result in our being unable to unilaterally cause the renewal of the Management Agreement with the Silverleaf Club when it expires in 2020. This could result in a loss of revenue and have other materially adverse effects on our business, financial position, or results of operations.

We could issue preferred stock that would have rights and preferences senior to common stock.

Our Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series and to establish the preferences and rights, including the right to vote and the right to convert into common stock.  Such preferences and rights would likely grant such preferred stock holders certain preferences in right of payment upon a dissolution of the Company and the liquidation of our assets that would not be available to common stock holders.  To the extent that our credit facilities would permit, the Board could also establish a dividend payable to the holders of the preferred stock holders that would not be available to common stock holders.

Our cash flow may not be adequate upon an acceleration of deferred taxes.

While we report sales of Vacation Intervals as income at the time of the sale after receiving a 10% to 15% down payment for financial reporting purposes, we report substantially all Vacation Interval sales on the installment method for federal income tax purposes. Under the installment method, we recognize income on the sale of Vacation Intervals as cash is received, either in the form of a down payment or as collections on customer loans are received.  Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future related to income previously reported in the financial statements) was $100.7 million at December 31, 2007, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $70.2 million at December 31, 2007), including net operating loss carryforwards, limitations on the use of which are discussed below.  These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable.  If we should sell our installment notes or be required to factor such notes or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period such taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

We will be subject to Alternative Minimum Taxes.

For purposes of computing the 20% alternative minimum tax (“AMT”) imposed under Section 55 of the Code on our alternative minimum taxable income (“AMTI”), the installment sales method is generally not allowed.  The Code requires an adjustment to our AMTI for a portion of our adjusted current earnings (“ACE”).  Our ACE must be computed without application of the installment sales method.  Accordingly, we anticipate that we will pay significant AMT in future years.  However, Section 53 of the Code provides for a credit (“minimum tax credit”) against our regular federal income tax liability for all or a portion of any AMT previously paid.

Due to losses incurred in 2000 and 2001, we received refunds of AMT totaling $8.3 million during 2001 and $1.6 million during 2002 as a result of the carryback of our 2000 and 2001 AMT losses to 1999, 1998, and 1997.  For 2007, we estimate our AMT liability was $5.5 million, which results in total AMT credit carryforwards of $13.6 million as of December 31, 2007.  Our credit carryforwards as of December 31, 2006 were $8.1 million, as adjusted.

Due to the exchange offer described under the next heading, an ownership change within the meaning of Section 382(g) of the Code occurred.  Under Section 383, the excess credits existing as of the date of an ownership change can be used to offset tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which is defined as the tax liability attributable to taxable income to the extent it does not exceed the Section 382 limitation for such post-change year (to the extent available after the application of various adjustments).  As a result of certain refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code as a result of our ownership change. If it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the exchange offer, or if additional “ownership changes” within the meaning of Section 382(g) of the Code occur in the future, we cannot be certain that such ownership changes will not result in a limitation on the use of any such minimum tax credit. See the discussion under the next heading regarding possible future ownership changes.

Our use of net operating loss carryforwards could be limited by an ownership change.

We had net operating loss (“NOL”) carryforwards of $155.5 million at December 31, 2007 for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period.

Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within Section 382(g) as of May 2, 2002 (the “change date”).  As a result, the future utilization of $22.7 million of our NOL as of December 31, 2007 is subject to limitation for regular federal income tax purposes.  There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax exempt rate.  However, that annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382 of the Code.  We believe that the built-in gain associated with the installment sale gains as of the change date increases the annual limitation and will allow the utilization of most of the $22.7 million portion of our NOL as needed.  Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the $22.7 million portion of our NOL.  Such limitation or denial could require us to pay substantial additional federal and state taxes and interest.

Moreover, we cannot be certain that future ownership changes will not limit or deny our future utilization of all of our NOL.  The more than 50 percentage point test for a change in ownership is based on a three-year lookback and will be determined for the three years commencing May 26, 2006 by including the 8,000,000 shares sold by two of our principal shareholders on that date, which resulted in an approximately 21.3 percentage point change in ownership based on the shares outstanding on that date.  Therefore, that change in ownership, when combined with other changes before and after that date, could result in another more than 50 percentage point change in ownership in the future.

If we cannot utilize our NOL, we will be required to pay substantial additional federal and state taxes and interest.  Such tax and interest liabilities may adversely affect our liquidity.

We could be liable for back payroll taxes if our independent contractors are reclassified as employees.

Although we treat all on-site sales personnel as employees for payroll tax purposes, we do have independent contractor agreements with certain sales and marketing persons or entities.  We have not treated these independent contractors as employees and do not withhold payroll taxes from the amounts paid to such persons or entities.  In the event the Internal Revenue Service or any state or local taxing authority were to successfully classify such persons or entities as employees, rather than as independent contractors, we could be liable for back payroll taxes.  This could have a material adverse effect on our results of operations, liquidity, and financial position.

We could be negatively impacted by national and state Do-Not-Call Lists.

We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers.  On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a future negative impact on our telemarketing activities.  The FCC has implemented, in conjunction with the Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls.  The FTC has reported that approximately 146 million telephone numbers had been registered on the National Do Not Call Registry as of September 30, 2007. This could sharply limit the number of contacts we will be able to make through our telemarketing activities.  We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. The large quantity of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods.  The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing expect some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation, which seeks to protect the privacy of consumers from various types of marketing solicitations.  Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. We will continue to assess the do-not-call rules' impact on both operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules. In addition to the National Do-Not-Call List, various states have implemented Do-Not-Call legislation that also may affect our business.

The substantially increased costs of our compliance with the requirements of the Sarbanes-Oxley Act, including the requirements of Section 404, may adversely affect our available cash, our management team’s attention to our core business, and the price of our stock.

As of December 31, 2007, we are required to fully comply with the internal control reporting provisions of §404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (“SEC”) to implement §404.  In anticipation of this, we have taken steps over the last several years to increase the effectiveness of our internal control over financial reporting.  These internal control enhancements have resulted in substantially increased costs to us.  Our management also regularly evaluates the effectiveness and design and operation of our disclosure controls and procedures and our internal control over financial reporting.  While we currently believe our disclosure controls and procedures and our internal controls over financial reporting which are in place are effective and properly documented, we may find it necessary to continue to incur substantially increased costs in future periods to further enhance our internal controls over financial reporting.  There can be no assurance that our continuing assessment of the effectiveness of our internal control over financial reporting will not result in increased costs of compliance which may adversely affect our available cash, our management team’s attention to our core business, and our stock price.

The market trading price of our common stock has been and is likely to continue to be volatile.

The market trading price of our common stock has been and is likely to continue to be subject to significant fluctuations.  For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $2.95 to a high of $6.89.  Because of our stock’s history of trading volatility, we believe that significant market fluctuations are likely to continue in future periods.

The trading market for our common stock may be limited.

Approximately 38% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares.  For example, the average daily trading volume for our shares for the two-month period ended February 29, 2008 was approximately 60,000 shares. There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of common stock by existing shareholders, including officers or directors, may adversely affect the market price of our common stock.

Approximately 62% of our common stock is held by affiliates, including our officers and directors.  Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of The NASDAQ Capital Market.

Effective February 28, 2007, we began trading on The NASDAQ Capital Market and ceased trading on AMEX. However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on NASDAQ.  Our failure to comply with NASDAQ listing standards could result in the delisting of our common stock by NASDAQ, thereby limiting the ability of our shareholders to sell our common stock.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2007, Robert E. Mead, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 24.7% of our outstanding common stock, and Grace Brothers, Ltd. (“Grace”), beneficially owned 16.2% of our common stock.  As a result, these individuals and entities are able to exert significant influence over the Company and its activities, including the nomination, election, and removal of our board of directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

Mr. Mead and Grace's interests may conflict with the interests of other holders of our common stock and they may take actions affecting us with which other shareholders may disagree.  For example, if Mr. Mead and Grace acted in concert, they may jointly decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock.

Available Information

We file reports with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space. We also maintain two leased telemarketing centers in the Dallas area. Our sales are conducted primarily through sales centers located at our various resorts and a leased off-site sales center in Irving, Texas, which opened in March 2006.  The square footage of our leased telemarketing centers and off-site sales center are approximately 21,000, 40,000, and 16,500, respectively.  We also lease small office facilities in San Antonio and Houston, Texas and Alpharetta, Georgia which we use in our marketing efforts in those locales.

Pinnacle Lodge. In 2006, we purchased Pinnacle Lodge, a 64-room hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.  We generated $1.1 million and $522,000 of revenues at the Pinnacle Lodge during the years 2007 and 2006, respectively.

Other Properties. We own a 500-acre tract of land in the Berkshire Mountains of Western Massachusetts that we are in the initial stages of developing.  During September 2007, we purchased an additional 394.3 acre tract which adjoins the 500 acres.  We have not yet finalized our future development plans for this site.

In November 2007, we purchased 15.3 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property.  The acquired land is located only two miles from the Pinnacle Lodge hotel.

At December 31, 2007, we owned a total of 13 timeshare resorts. Each of these resorts was encumbered by various liens and security agreements at December 31, 2007 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders. See “Note 8 – Debt” in the Notes to our Consolidated Financial Statements for a further description of these credit facilities.  Principal developmental activity which occurred at our Existing Resorts during 2007 and future plans are summarized below.

Continued Development of The Villages Resort. The Villages Resort, located approximately 100 miles east of Dallas, Texas, has 362 existing units. We intend to develop approximately 236 additional units (12,272 Vacation Intervals) at this resort in the future.  During 2007, we added 16 new units and a $10 million indoor water park at this resort.

Continued Development of Piney Shores Resort. Piney Shores Resort, located near Conroe, Texas, north of Houston, has 202 existing units. We intend to develop approximately 168 additional units (8,736 Vacation Intervals) at this resort. During 2007, we added 12 new units at this resort.

Continued Development of Timber Creek Resort. Timber Creek Resort, located in Desoto, Missouri, has 72 existing units. We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2007, we did not add any new units at this resort.

Continued Development of Fox River Resort. Fox River Resort, located 70 miles southwest of Chicago, in Sheridan, Illinois, has 240 existing units. We intend to develop approximately 276 additional units (14,352 Vacation Intervals) at this resort. During 2007, we added 12 new units at this resort.

Continued Development of Apple Mountain Resort. Apple Mountain Resort, located approximately 125 miles north of Atlanta, Georgia, has 84 existing units. We intend to develop approximately 180 additional units (9,360 Vacation Intervals) at this resort. During 2007, we added 12 new units at this resort.

Continued Development of Ozark Mountain Resort. Ozark Mountain Resort, located approximately 15 miles from Branson, Missouri, has 148 existing units. We intend to develop approximately 12 additional units (624 Vacation Intervals) at this resort. During 2007, we did not add any new units at this resort.

Continued Development of Holiday Hills Resort. Holiday Hills Resort, located two miles east of Branson, Missouri, in Taney County, has 458 existing units. We intend to develop approximately 444 additional units (23,088 Vacation Intervals) at this resort.  During 2007, we added 12 new units at this resort. During 2005, we purchased approximately 81 acres, and in 2007, we purchased approximately 37 additional acres of land, both adjacent to the existing resort.

Continued Development of Hill Country Resort. Hill Country Resort, located near Canyon Lake in the hill country of central Texas between Austin and San Antonio, has 342 existing units. We intend to develop approximately 156 additional units (8,112 Vacation Intervals) at this resort. During 2007, we added 40 new units at this resort.

Continued Development of Oak N' Spruce Resort. Oak N’ Spruce Resort, located 134 miles west of Boston, Massachusetts, has 320 existing units. We intend to develop approximately 30 additional units (1,560 Vacation Intervals) at this resort.  During 2007, we added 12 new units at this resort.

Continued Development of Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort, located in Galveston, Texas, has 132 existing units. We intend to develop approximately 276 additional units (14,352 Vacation Intervals) at this resort. During 2007, we added 12 new units at this resort.

Continued Development of Orlando Breeze Resort. Orlando Breeze Resort, located in Davenport, Florida, just outside Orlando, Florida, has 48 existing units.  We intend to develop approximately 24 additional units (1,248 Vacation Intervals) at this resort. During 2007, we did not add any new units at this resort. On January 4, 2006, we purchased an additional 31 acres contiguous to the Orlando Breeze Resort. We have not yet finalized plans for development of this property.

As of December 31, 2007, we had construction commitments of $19.2 million.

Future Growth Strategy

Our future growth strategy is to conservatively increase annual revenues through a combination of:

•	continuing to develop new or existing resorts;
•	maintaining marketing, sales, and development activities at those resorts in accordance with our current business model;
•	concentrating on marketing to existing members, including sales of upgraded Vacation Intervals, additional week sales, and existing owner referral programs;
•	adding other assets and amenities to attract our customers by enhancing vacation experiences;
•	opening new off-site sales centers in major metropolitan areas; and
•	emphasizing our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of products for first-time buyers.

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

Substantial Internal Growth Capacity. At December 31, 2007, we had an inventory of 27,300 Vacation Intervals and a master plan to construct new units which will result in up to 94,952 additional Vacation Intervals at our Existing Resorts.  Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

In-House Operations. We have in-house marketing, sales, financing, development, and property management capabilities.  While we utilize outside contractors to supplement internal resources, our internal capabilities provide greater control over all phases of our operations, help maintain operating standards, and reduce overall costs.

Lower Construction and Operating Costs. We have developed and generally employ standard architectural designs and operating procedures, which we believe significantly reduce construction and operating expenses. Standardization and integration also allow us to rapidly develop new inventory in response to demand. Weather permitting, new units at Existing Resorts can typically be constructed on an “as needed” basis within 180 to 270 days.

Centralized Property Management Supervision. We presently supervise the operation of all of our Existing Resorts (except for Orlando Breeze) on an integrated, centralized, and collective basis through our Management Agreement with Silverleaf Club with operating and maintenance costs paid from Silverleaf Owners' monthly dues.  While our Orlando Breeze resort in Florida has its own separate Club (Orlando Breeze Resort Club), we also provide centralized supervision of its operations under the terms of a written agreement to ensure the quality of services provided to Orlando Breeze timeshare owners.  We believe that consolidation of resort operations benefits Silverleaf Owners by providing a uniform level of service, accommodations, and amenities on a standardized, cost-effective basis. Integration also facilitates our internal exchange program and the Bonus Time program.

Experienced Management. Our senior management has extensive experience in the acquisition, development, marketing, sales, and operation of timeshare resorts. The senior officers have an average of eighteen years of experience in the timeshare industry.

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2007, unless otherwise indicated.

Existing Resorts

		Units at Resorts				Vacation Intervals At Resorts				Vacation Intervals_Sold
Resort/Location	Primary Market Served	Inventory At 12/31/07		Planned Expansion(b)		Inventory At 12/31/07	Planned Expansion		Date Sales Commenced	Through 12/31/07 (c)	In 2007 Only (a)	Percentage Through 12/31/07	Average Sales Price in 2007 (a)	Amenities/ Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130		—		1,657	—		1982	4,843	1,250	74.5%	$5,940	B,F,G,H,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	362		236		3,230	12,272	(g)	1980	15,186	4,556	82.5%	7,852	B,F,H,M,S,T
Flint, TX	Ft. Worth, TX
Lake O' The Woods	Dallas-	64		—		589	—		1987	2,611	358	81.6%	6,075	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	202		168	(g)	4,050	8,736	(g)	1988	6,262	694	60.7%	11,521	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis,	72		24	(g)	2,020	1,248	(g)	1997	1,724	64	46.0%	13,076	B,F,G,H,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	240		276	(g)	3,460	14,352	(g)	1997	9,020	963	72.3%	12,578	B,F,G,H,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	84		180	(g)	2,388	9,360	(g)	1999	1,980	350	45.3%	11,096	G,H,M,S,T
Clarkesville, GA

Destination Resorts	Locations
Ozark Mountain	Branson,	148		12	(g)	466	624	(g)	1982	7,006	886	93.8%	9,694	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	458		444	(g)	2,509	23,088	(g)	1984	21,171	1,982	89.4%	11,306	G,S,T(e)
Branson, MO	MO
Hill Country	Austin-San	342	(f)	156	(g)	2,759	8,112	(g)	1984	14,653	2,219	84.2%	10,148	M,S,T(e)
Canyon Lake, TX	Antonio, TX
Oak N' Spruce	Boston, MA-	320		30	(g)	2,324	1,560	(g)	1998	14,316	1,617	86.0%	10,941	F,M,S,T
South Lee, MA	New York, NY
Silverleaf's Seaside	Galveston,	132		276	(g)	1,544	14,352	(g)	2000	5,320	299	77.5%	12,974	S,T
Galveston, TX	TX
Orlando Breeze	Orlando,	48		24	(g)	304	1,248	(g)	2005	2,192	156	87.8%	16,699	S
Davenport, FL	FL
Total		2,602		1,826		27,300	94,952			106,284	15,394	79.6%	$9,607

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. An “upgraded Vacation Interval” sale refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval.  For the year ended December 31, 2007, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price — Net of Exchanged Interval
Holly Lake	29	$5,270
The Villages	996	7,261
Lake O' The Woods	15	6,821
Piney Shores	678	7,692
Hill Country	1,162	7,935
Timber Creek	17	7,267
Fox River	537	8,144
Ozark Mountain	482	8,660
Holiday Hills	2,225	8,981
Oak N’ Spruce	956	7,705
Apple Mountain	260	9,837
Silverleaf's Seaside	967	8,655
Orlando Breeze	1,664	11,042
	9,988

The average sales price for the 9,988 upgraded Vacation Intervals sold was $8,735 for the year ended December 31, 2007.

(b)
Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2007:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	236	—	236
Piney Shores	—	—	168	—	168
Timber Creek	—	—	24	—	24
Fox River	—	—	276	—	276
Apple Mountain	—	180	—	—	180
Ozark Mountain	—	—	—	12	12
Holiday Hills	—	—	420	24	444
Hill Country	—	—	156	—	156
Oak N' Spruce	—	—	10	20	30
Silverleaf's Seaside	—	—	264	12	276
Orlando Breeze	—	—	12	12	24
	—	180	1,566	80	1,826

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

Bonus Time Program. Silverleaf Club’s Bonus Time program offers Silverleaf Owners a benefit not typically enjoyed by other timeshare owners. In addition to the right to use a unit one week per year, the Bonus Time program allows all Silverleaf Owners, who are current on their dues and timeshare loan installment payments, to use vacant units for up to three nights at a time at any of our owned resorts. Sunday through Thursday night stays are currently without charge, while Friday through Saturday stays presently cost $49.95 per night payable to Silverleaf Club. The Bonus Time program is limited based on the availability of units. Availability is created when a Silverleaf Owner does not use his or her owned week. Silverleaf Owners who have utilized the resort less frequently are given priority to use the program and may only use an interval with an equal or lower rating than their owned Vacation Interval. We believe this program is important as many vacationers prefer shorter two to three day vacations. Owners of unused intervals that are utilized by the Bonus Time program are not compensated other than by their participation in the Bonus Time program.

Year-Round Use of Amenities. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as golf, horseback riding, or watercraft rentals, may require a usage fee.

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for the same interval (week) of equal or lower rating at any other of our Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval.  These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort.  Approximately 8,492 exchanges occurred in 2007. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange.  In addition, Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89.

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

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. At December 31, 2007, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory and management functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Our destination resort in Florida, Orlando Breeze, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club.  However, we supervise the management and operation of Orlando Breeze Resort Club under the terms of a written agreement.

On-Site Security. Each of the Existing Resorts is patrolled by security personnel who are either employees of the various management clubs or employees of independent security service companies that have contracted with the Clubs.

Description Of Timeshare Resorts Owned and Operated By Silverleaf

Getaway Resorts

Holly Lake Resort. Holly Lake is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. We own approximately 1,205 acres within Holly Lake, of which approximately 1,133 acres may not be developed due to deed restrictions. At December 31, 2007, approximately 26 acres were developed. We currently have no future development plans.

At December 31, 2007, 130 units were completed and no additional units are planned for development. Three different types of units are offered at the resort: (i) two bedroom, two bath, vinyl siding, fourplexes; (ii) one bedroom, one bath, one sleeping loft, log construction duplexes; and (iii) two bedroom, two bath, log construction fourplexes. Each unit has a living room with sleeper sofa and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, over-sized sliding glass doors, and rattan and pine furnishings.

Amenities at the resort include an 18-hole golf course with pro shop, 19th-hole private club, country store, indoor rodeo arena and stables, five tennis courts (four lighted), two lakes (one with sandy swimming beach, one with boat launch for water-skiing), three outdoor swimming pools with bathhouses and pavilion, hiking/nature trails, children's playground area, two miniature golf courses, five picnic areas, activity center with grill, big screen television, game room with arcade games and pool tables, horseback riding trails, and activity areas for basketball, horseshoes, volleyball, shuffleboard, and archery. Silverleaf Owners can also rent canoes, bicycles, and water-trikes. Homeowners in neighboring subdivisions are entitled to use the amenities at Holly Lake pursuant to easements or use agreements.

At December 31, 2007, the resort contained 6,500 Vacation Intervals, of which 1,657 intervals remained available for sale. We have no plans to build additional units. Vacation Intervals at the resort are currently priced from $6,500 to $15,800 for one-week stays. During 2007, 1,250 Vacation Intervals were sold.

The Villages and Lake O' The Woods Resorts. The Villages and Lake O' The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas. The Villages, located approximately five miles northwest of Lake O' The Woods, is an active sports resort popular for water-skiing and boating. Lake O' The Woods is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests less than two hours from the Dallas/Fort Worth metroplex. The Villages is a mixed-use development of single-family lots and timeshare units, while Lake O' The Woods has been developed solely as a timeshare resort. The two resorts contain approximately 619 acres, of which approximately 379 may not be developed due to deed restrictions. At December 31, 2007, approximately 155 acres were developed.

At December 31, 2007, 362 units were completed at The Villages and 64 units were completed at Lake O' The Woods. An additional 236 units are planned for development at The Villages and no additional units are planned for development at Lake O' The Woods. There are five different types of units at these resorts: (i) three bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (ii) two bedroom, two and one-half bath, wood siding exterior duplexes and fourplexes; (iii) two bedroom, two bath, brick and siding exterior fourplexes; (iv) two bedroom, two bath, wood and vinyl siding exterior fourplexes, sixplexes, twelveplexes, and sixteenplexes; and (v) one bedroom, one bath with two-bed loft sleeping area, log construction duplexes. Amenities within each unit include full kitchen, whirlpool tub, and color television. Certain units include interior ceiling fans, ceramic tile, and/or a fireplace. “Presidents Harbor” and “Presidents Beach Club” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant decor.

Both resorts are situated on Lake Palestine, a 27,000 acre public lake. Recreational facilities and improvements at The Villages include a full-service marina with convenience store, gas dock, boat launch, water-craft rentals, and covered and locked rental boat stalls; three swimming pools; two lighted tennis courts; miniature golf course; nature trails; campsites; horseback riding; soccer/softball field; children's playground; RV sites; a 9,445 square foot activity center with theater room with wide-screen television, reading room, grill, tanning beds, pool table, sauna, and small indoor gym; and competitive sports facilities which include horseshoe pits, archery range, and shuffleboard, volleyball, and basketball courts. Silverleaf Owners at The Villages can also rent or use motor boats, paddle boats, and pontoon boats.  Neighboring homeowners are also entitled to use these amenities pursuant to a use agreement.

In 2007, we completed construction of the indoor water park at The Villages.  This attraction is focused on indoor fun and entertainment for people of all ages.  The water park includes inner tube and body slides, a wave pool, a lazy river ride, and an interactive play system topped by a tipping water bucket.  In 2007 we commenced the construction of the Beach Club amenity.  The planned amenity will include a white sand beach with volleyball courts, multi-level pool and spa with kids spray ground and water play area, lighted tennis courts, basketball and sports courts, shuffleboard, horseshoe pits, covered pavilions and a gazebo.

Recreational facilities at Lake O' The Woods include swimming pool, bathhouse, lighted tennis court, a recreational beach area with picnic areas, a fishing pier, nature trails, soccer/softball field, children's playground, RV sites, an activity center with wide-screen television and pool table, horseshoe pits, archery range, miniature golf course, shuffleboard, volleyball, and basketball courts.

At December 31, 2007, The Villages contained 18,416 total Vacation Intervals, of which 3,230 remained available for sale. We plan to build 236 additional units at The Villages, which would yield an additional 12,272 Vacation Intervals available for sale. At December 31, 2007, Lake O' The Woods contained 3,200 total Vacation Intervals, of which 589 remained available for sale. We have no plans to build additional units at Lake O' The Woods. Vacation Intervals at The Villages and Lake O' The Woods are currently priced from $6,500 to $16,800 for one-week stays (and start at $3,900 for biennial intervals), while one-week “Presidents Harbor” and “Presidents Beach Club” intervals are priced from $11,500 to $28,500 depending on the value rating of the interval. During 2007, 4,556 and 358 Vacation Intervals were sold at The Villages and Lake O' The Woods, respectively.

Piney Shores Resort. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. The resort contains approximately 112 acres. At December 31, 2007, approximately 73 acres were developed.

At December 31, 2007, 202 units were completed and 168 units are planned for development at Piney Shores Resort.  All units are two bedroom, two bath units and will comfortably accommodate up to six people. Amenities include a living room with sleeper, full kitchen, whirlpool tub, color television, and interior ceiling fans. Certain “lodge-style” units feature stone fireplaces, white-washed pine wall coverings, “age-worn” paint finishes, and antique furnishings. “Presidents Cove” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

Piney Shores Resort lies on the shoreline of Lake Conroe, a 21,000 acre public lake. Recreational facilities and improvements available at the resort include two swimming pools and a spa, a bathhouse complete with outdoor shower and restrooms, lighted tennis court, miniature golf course, stables, horseback riding, children's playground, picnic areas, boat launch, beach area, 4,626-square foot activity center, 32-seat theatre room with big screen television, covered wagon rides, and facilities for horseshoes, archery, shuffleboard, and basketball.

At December 31, 2007, the resort contained 10,312 Vacation Intervals, of which 4,050 remained available for sale. We intend to build 168 additional units, which would yield an additional 8,736 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $7,500 to $16,800 for one-week stays (and start at $4,500 for biennial intervals), while one-week “Presidents Cove” intervals are priced at $11,500 to $28,500 depending on the value rating of the interval. During 2007, 694 Vacation Intervals were sold.

Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The resort contains approximately 329 acres. At December 31, 2007, approximately 179 acres were developed.

At December 31, 2007, 72 units were completed and an additional 24 units are planned for future development at Timber Creek Resort.  All units are two bedroom, two bath units. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported ceramic tile, French doors, and rattan or pine furniture.

The primary recreational amenity available at the resort is a 40-acre fishing lake. Other amenities include a clubhouse, a five-hole par-three executive golf course, swimming pool, two lighted tennis courts, themed miniature golf course, horseback riding, volleyball court, shuffleboard/multi-use sports court, fitness center, horseshoes, archery, a welcome center, playground, arcade, movie room, tanning bed, cedar sauna, sales and registration building, hook-ups for recreational vehicles, and boat docks.  We are obligated to maintain and provide campground facilities for members of the previous owner's campground system.

At December 31, 2007, the resort contained 3,744 Vacation Intervals and 2,020 Vacation Intervals remained available for sale. We plan to build 24 additional units, which would collectively yield 1,248 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals). During 2007, 64 Vacation Intervals were sold.

Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago, Illinois. The resort contains approximately 363 acres. At December 31, 2007, approximately 147 acres were developed.

At December 31, 2007, 240 units are completed and 276 units are planned for future development at Fox River Resort.  All units are two bedroom, two bath units. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture. “Presidents Lakeside” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

Amenities currently available at the resort include a five-hole par-three executive golf course, outdoor swimming pool, clubhouse, covered pool, miniature golf course, horseback riding, stable and corral, welcome center, sales and registration buildings, hook-ups for recreational vehicles, a tennis court, a basketball court / seasonal ice-skating rink, shuffleboard courts, sand volleyball courts, outdoor pavilion, and playgrounds. We also offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. We are obligated to maintain and provide campground facilities for members of the previous owner's campground system.

At December 31, 2007, the resort contained 12,480 Vacation Intervals and 3,460 Vacation Intervals remained available for sale. We plan to build 276 additional units, which would collectively yield 14,352 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Lakeside” intervals are priced at $11,500 to $28,500 depending on the value rating of the interval. During 2007, 963 Vacation Intervals were sold.

Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. At December 31, 2007, approximately 181 acres were developed.

At December 31, 2007, 84 units are completed and 180 units are planned for development at Apple Mountain Resort.  The “lodge-style” units were the first units developed.  All units are two bedrooms, two full baths. Amenities within each unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, imported ceramic tile, electronic door locks, and rattan or pine furniture. “Presidents Greens” units feature a larger more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

Amenities at the resort include a 9,445 square foot administration building and activity center featuring a theatre room with a wide-screen television, a member services building, pool tables, arcade games, and snack area. Other amenities at the resort include two tennis courts, horseback riding, swimming pool, shuffleboard, miniature golf course, and volleyball and basketball courts. This resort is located in the Blue Ridge Mountains and offers accessibility to many other outdoor recreational activities, including Class 5 white water rapids.

The primary recreational amenity available to the resort is an established 18-hole golf course situated on approximately 150 acres of open fairways and rolling hills. Elevation of the course varies from 1,530 to 1,600 feet.  The course is designed with approximately 104,000 square feet of bent grass greens. The course's tees total approximately 2 acres, fairways total approximately 24 acres, and primary roughs total approximately 29 acres, all covered with TIF 419 Bermuda. The balance of grass totals approximately 95 acres and is covered with Fescue. The course has 19 sand bunkers totaling 19,800 square feet and approximately seven miles of cart paths. Lining the course are apple orchards totaling approximately four acres, with white pines along twelve of the fairways. The course has a five-acre irrigation lake and a pond of approximately 900 square feet located on the fifteenth hole. The driving range covers approximately nine acres and has 20,000 square feet of tee area covered in TIF 419 Bermuda. The pro shop offers a full line of golfing accessories and equipment.  An on-site golf professional offers lessons and plans events for the club.

At December 31, 2007, the resort contained 4,368 Vacation Intervals, of which 2,388 remained available for sale. We plan to build 180 additional units, which would yield an additional 9,360 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $8,500 to $16,800 for one-week stays (and start at $5,100 for biennial intervals). The “Presidents Greens” units are priced from $11,500 to $28,500 for one week stays.  During 2007, 350 Vacation Intervals were sold.

Destination Resorts

Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort comprises 115 acres and is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. At December 31, 2007, approximately 106 acres were developed. There are 8 acres that may not be developed due to deed restrictions.

At December 31, 2007, 148 units are completed and 12 units are planned for development at Ozark Mountain Resort. There are two types of units at the resort: (i) two bedroom, two bath, one-story fourplexes and (ii) two bedroom, two bath, three-story sixplexes. Each standard unit includes two large bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and vaulted ceilings. Certain units contain interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan or pine furnishings, and a fireplace. “Presidents View” units feature a panoramic view of Table Rock Lake, a larger, more spacious floor plan with front and back verandas, washer and dryer, and a more elegant decor.

The primary recreational amenity available at the resort is Table Rock Lake, a 43,100-acre public lake. Other recreational facilities and improvements at the resort include a swimming beach with dock, an activities center with pool table, covered boat dock and launch ramp, olympic-sized swimming pool, lighted tennis court, nature trails, two picnic areas, playground, miniature golf course, and a competitive sports area accommodating volleyball, basketball, tetherball, horseshoes, shuffleboard, and archery. Guests can also rent or use canoes or paddle boats.  Owners of neighboring condominium units we developed in the past are also entitled to use these amenities pursuant to use agreements.

At December 31, 2007, the resort contained 7,472 Vacation Intervals, of which 466 remained available for sale. We plan to build 12 additional units, which would yield an additional 624 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $10,000 to $18,500 for one-week stays, while one-week “Presidents View” intervals are priced at $15,500 to $31,500 depending on the value rating of the interval. During 2007, 886 Vacation Intervals were sold.

Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. The resort is 224 miles from Kansas City and 267 miles from St. Louis. The resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. Holiday Hills Resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort contains approximately 521 acres, including a 91-acre golf course. At December 31, 2007, approximately 300 acres were developed.

At December 31, 2007, 458 units were completed and an additional 444 units are planned for future development. There are five types of timeshare units at this resort: (i) three bedroom, three bath, three-story twelveplexes, (ii) two bedroom, two bath, one-story fourplexes, (iii) one bedroom, one bath, with upstairs loft, log construction duplexes, (iv) two bedroom, two bath, two-story fourplexes, and (v) two bedroom, two bath, three-story sixplexes and twelveplexes. Each unit includes a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include a fireplace, ceiling fans, imported tile, oversized sliding glass doors, vaulted ceilings, and rattan or pine furniture. “Presidents Fairway,” “Chairmans Fairway,” and “Ambassador Fairway” units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant décor.

Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. Amenities at the resort include an 18-hole golf course, tennis court, picnic areas, campsites, basketball court, activity area which includes shuffleboard, horseshoes, and a children’s playground, a 5,356 square foot clubhouse that includes a pro shop, restaurant, and meeting space, a 2,800 square foot outdoor swimming pool, and three sports pools.  Lot and condominium unit owners are also entitled to use these amenities pursuant to use agreements we have with certain homeowners’ associations.

At December 31, 2007, the resort contained 23,680 Vacation Intervals, of which 2,509 remained available for sale. We plan to build 444 additional units, which would yield an additional 23,088 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $9,000 to $18,500 for one-week stays (and start at $5,400 for biennial intervals), while one-week “Presidents Fairway” intervals are priced at $15,500 to $31,500, one-week “Chairmans Fairway” intervals are priced from $18,000 to $38,000, and one-week “Ambassador Fairway” intervals are priced from $18,000 to $42,450, depending on the value rating of the interval. During 2007, 1,982 Vacation Intervals were sold.

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The resort contains approximately 114 acres. At December 31, 2007, approximately 40 acres were developed.

At December 31, 2007, 342 units were completed and 156 units are planned for development at Hill Country Resort. Some units are single story, while certain other units are two-story structures in which the bedrooms and baths are located on the second story. Each unit contains two bedrooms, two bathrooms, living room with sleeper sofa, and full kitchen. Other amenities within each unit include whirlpool tub, color television, and interior design details such as vaulted ceilings. Certain units include interior ceiling fans, imported ceramic tile, oversized sliding glass doors, rattan and pine furnishings, and a fireplace. 134 units feature our “lodge style.” 80 “Presidents Villas” units feature a larger, more spacious floor plan with back veranda, washer and dryer, and a more elegant decor.  16 “Ambassador Villas” feature a larger, more spacious three bedroom, three bath, floor plan with back veranda, washer and dryer, and a more elegant décor.

Amenities at the resort include a 7,943 square foot activity center with electronic games, pool table, and wide-screen television, miniature golf course, children's playground areas, barbecue and picnic area, enclosed swimming pool and heated spa, children's wading pool, tennis court, and activity areas for basketball, horseshoes, shuffleboard, and sand volleyball.  Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, Fiesta Texas, and the San Antonio Zoo.

At December 31, 2007, the resort contained 17,412 Vacation Intervals, of which 2,759 remained available for sale. We plan to build 156 additional units, which collectively would yield 8,112 additional Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $10,000 to $18,500 for one-week stays (and start at $6,000 for biennial intervals), while one-week “Presidents Villas” intervals are priced at $15,500 to $31,500, and one-week “Ambassador Villas” intervals are priced at $18,000 to $42,450, depending on the value rating of the interval. During 2007, 2,219 Vacation Intervals were sold.

Oak N' Spruce Resort. Oak N' Spruce Resort, located in the Berkshire mountains of western Massachusetts, is approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort contains approximately 244 acres. At December 31, 2007, approximately 37 acres were developed. There are 206 acres that we may not develop due to deed restrictions.

At December 31, 2007, the resort had 320 units completed and 30 units are planned for development. There are seven types of existing units at the resort: (i) one-bedroom flat, (ii) one-bedroom townhouse, (iii) two-bedroom flat, (iv) two-bedroom townhouse, (v) two-bedroom, flex-time, (vi) two-bedroom lodge style and “Presidents” style units, and (vii) three-bedroom “Presidents” style units. There is also a 21-room hotel at the resort that could be converted to timeshare use. Amenities within each new unit include a living room with sleeper sofa, full kitchen, whirlpool tub, and color television. Certain units include ceiling fans, ceramic tile, and rattan or pine furniture.

Amenities at the resort include two indoor heated swimming pools with hot tubs, an outdoor pool with sauna, one sports pool, health club, lounge, ski rentals, miniature golf, shuffleboard, basketball and tennis courts, horseshoe pits, hiking and ski trails, and an activity area for badminton. The resort is also near Beartown State Forest.

At December 31, 2007, the resort contained 16,640 Vacation Intervals, of which 2,324 remained available for sale. We plan to build 30 additional units, which would yield an additional 1,560 Vacation Intervals available for sale. Vacation Intervals at the resort are currently priced from $6,500 to $18,500 for one-week stays (and start at $3,900 for biennial intervals), while one-week “Presidents Oak” intervals are priced from $12,500 to $31,500 depending on the value rating of the interval. During 2007, 1,617 Vacation Intervals were sold.

Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. The resort contains approximately 87 acres. At December 31, 2007, approximately 53 acres were developed.

At December 31, 2007, the resort had 132 units and an additional 276 are planned for development. The two bedroom, two bath units are situated in three-story twelveplex buildings. Amenities within each unit include two large bedrooms, two bathrooms (one with a whirlpool tub), living room with sleeper sofa, full kitchen, color television, and electronic door locks. “Presidents Dunes” units feature a larger, more spacious floor plan with a back veranda, washer and dryer, and a more elegant décor.

With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. Other amenities include a tennis court, swimming pool, miniature golf, sand volleyball, playground, picnic pavilion, horseshoes, and shuffleboard.

At December 31, 2007, the resort contained 6,864 Vacation Intervals, of which 1,544 remained available for sale. We plan to build 276 additional units, which would yield an additional 14,352 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $9,500 to $19,500 for one-week stays (and start at $5,100 for biennial intervals), while one-week “Presidents Dunes” intervals are priced at $13,500 to $35,500 depending on the value rating of the interval. During 2007, 299 Vacation Intervals were sold.

Orlando Breeze Resort. Orlando Breeze Resort is located in Davenport, Florida, just outside Orlando, Florida, near the major tourist attractions of Walt Disney World, Sea World, and Universal Studios. At December 31, 2007, all acres were developed. In January 2006, we purchased approximately 31 acres of undeveloped land contiguous to our 4.8 acres in Davenport, Florida. Extensive pre-development work must be completed before we develop the property. Any development of the property is subject to state and local governmental approvals necessary for timeshare operations.

At December 31, 2007, the resort had 48 units and an additional 24 are planned for development. The units consist of two and three bedroom units, with eight two-bedroom units and eight three-bedroom units. Amenities within each refurbished unit include a living room with sleeper sofa, full kitchen, color television, ceiling fans, ceramic tile, Broyhill furniture, and aluminum patio furniture. Amenities at the resort include a heated outdoor swimming pool with whirlpool, fitness center, arcade, playground, sand volleyball, and basketball courts.

At December 31, 2007, the resort contained 2,496 Vacation Intervals of which 304 remained available for sale. We plan to build 24 additional units, which would yield an additional 1,248 Vacation Intervals for sale. Vacation Intervals at the resort are currently priced from $25,500 to $35,500 for one-week stays. During 2007, 156 Vacation Intervals were sold.

ITEM 3.	LEGAL PROCEEDINGS

We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is expected to have a material adverse effect on our business, results of operations, liquidity, or financial position.

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements.  Some of the matters may involve claims, which, if granted, could be materially adverse to our financial position.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

We were the plaintiff in a suit filed in the U.S. District Court for the District of Massachusetts.  The case was styled Silverleaf Resorts, Inc. v. Berkshire Wind Power, LLC, Civil Action No. 06-30152.  We initiated this lawsuit because the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500 acre tract of land we own in Berkshire County, Massachusetts.  Prior to commencement of this litigation, we were in the initial stages of developing this tract of land.  Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our future development plans for our property.  Accordingly, we sought to permanently enjoin the construction of the wind farm facility unless certain of its proposed turbines were set back further from our property line on the grounds that, among other things, as proposed it would have constituted a nuisance and would have unreasonably interfered with the reasonable use and enjoyment of our property. Alternatively, we requested damages for the prospective nuisance.  The defendant asserted that we should be responsible for certain costs, including the costs to take the depositions of the defendant's experts.  We asserted that the defendant should pay the costs of the depositions of our experts.  The court originally scheduled a trial for May 21, 2007 on the issue of our request for an injunction, but postponed the trial until November 13, 2007 to allow the parties time to resolve their differences.  Continuing settlement discussions between the parties were unsuccessful and in October 2007, we moved to dismiss this action without prejudice.  The defendant opposed our motion to dismiss unless the dismissal was with prejudice or, alternatively, that the defendant was allowed to recover certain statutory costs. On February 29, 2008, the court allowed our Motion to Dismiss without prejudice on our outstanding nuisance claim, ruling that the parties should bear their own cost, expenses, and attorney’s fees.  Final judgment dismissing the suit was also entered on February 29, 2008.

We are also a co-plaintiff with two other parties in a related matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, we and our co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC, for a portion of a road needed to access the wind farm facility that is the subject of the U.S. District Court Action.  We seek a court decree that the special permit granted Berkshire Wind expired from non-use and is therefore no longer valid. The case is now in fast track discovery, but no final trial date has been set.

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

Set forth below is a line graph comparing the total cumulative return of our common stock since December 31, 2002 to (a) the S&P 500 Index, a broad equity market index, and (b) the Russell MicroCap Index, an index that measures the performance of stocks in the micro-cap segment of market capitalization. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Only a few other publicly held companies engage in our principal line of business - the sale of vacation ownership intervals. Prominent among this limited group are Walt Disney Company, Hilton Hotels Corporation, and Marriott International, Inc., which are (i) diversified, with far less than 50% of their respective revenues attributable to vacation ownership interval sales, and (ii) substantially larger than we are in terms of revenue, assets and market capitalization. Therefore, we concluded that a sufficient body of reliable market data to use as a comparison peer group is not available.  In 2006 our common stock was added to the Russell MicroCap Index.  In the below graph we have elected to compare the performance of our common stock to the S&P 500 Index and the Russell MicroCap Index.

The graph assumes $100 was invested on December 31, 2002 in our common stock, the S&P 500, and the Russell MicroCap and assumes dividends are reinvested.  Silverleaf’s cumulative total return of $1,189 is due to the growth in the bid price of our common stock from $0.35 at December 31, 2002 to $4.16 at December 31, 2007.

	Measurement Period (Fiscal Year Covered)
	12/02	12/03	12/04	12/05	12/06	12/07
Silverleaf Resorts, Inc.	100.00	228.57	394.29	931.43	1277.14	1188.57
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Russell MicroCap	100.00	166.36	189.89	194.76	226.98	208.82

The following table sets forth the high and low closing prices of our common stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes.  The common stock prices from January 2006 to February 27, 2007 are the closing bid prices as quoted on the American Stock Exchange under the symbol “SVL.”   Effective February 28, 2007, we listed our common stock on The NASDAQ Capital Market (“NASDAQ”), under the symbol “SVLF.”  From that point forward the common stock prices shown are the closing bid prices as quoted on NASDAQ.

	High	Low
Year Ended December 31, 2006:
First Quarter	$3.89	$2.95
Second Quarter	5.00	3.10
Third Quarter	3.82	3.13
Fourth Quarter	4.47	3.82

Year Ended December 31, 2007:
First Quarter	$5.00	$4.25
Second Quarter	5.95	4.56
Third Quarter	6.89	4.60
Fourth Quarter	6.50	4.05

As of December 31, 2007, we believe that there were approximately 2,306 holders of our common stock, which is the only class of our equity securities outstanding.

Our stock option plans provide for the award of nonqualified stock options to directors, officers, and key employees, and the grant of incentive stock options to key salaried employees. Stock options provide for the right to purchase common stock at a specified price, which may be less than or equal to fair market value on the date of grant (but not less than par value). Stock options may be granted for any term and upon such conditions determined by our Board of Directors.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial position, capital requirements, level of indebtedness, contractual and other restrictions related to payment of dividends under our senior credit facilities, and other factors that our Board of Directors deem relevant.

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

Selected Consolidated Historical Financial and Operating Information

The Selected Consolidated Historical Financial and Operating Information shown below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K.  As discussed under the heading “Significant Accounting Policies Summary” in Note 2 to our Consolidated Financial Statements, in 2006 we changed our accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and changed our accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  As a result, certain amounts presented in the following tables for years preceding 2006 may not be comparable to 2006 and subsequent years.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share amounts)
Statement of Income Data:
Revenues:
Vacation Interval sales	$123,585	$138,046	$146,416	$187,481	$235,135
Estimated uncollectible revenue	—	—	—	(32,491)	(40,071)
Sampler sales	1,765	2,150	2,623	—	—
Net sales	125,350	140,196	149,039	154,990	195,064

Interest income	34,730	37,843	38,154	46,248	53,019
Management fee income	1,547	1,201	1,856	1,861	2,806
Gain on sale of notes receivable	3,205	1,915	6,457	—	—
Other income	2,834	2,522	6,402	3,785	4,141
Total revenues	167,666	183,677	201,908	206,884	255,030

Costs and operating expenses:
Cost of Vacation Interval sales	22,657	24,964	23,427	19,003	23,027
Sales and marketing	65,775	71,890	74,667	93,957	119,679
Provision for uncollectible notes	53,673	26,811	23,649	—	—
Operating, general and administrative	26,209	25,639	28,038	32,315	39,101
Depreciation	3,806	3,588	2,723	2,539	3,511
Interest expense and lender fees	16,550	17,627	17,253	21,662	24,610
Total costs and operating expenses	188,670	170,519	169,757	169,476	209,928

Other income:
Gain on early extinguishment of debt	6,376	—	—	—	—
Total other income	6,376	—	—	—	—

Income (loss) before provision for income taxes and discontinued operations	(14,628)	13,158	32,151	37,408	45,102
Provision for income taxes	86	23	9,725	14,402	17,398

Income (loss) from continuing operations	(14,714)	13,135	22,426	23,006	27,704

Discontinued operations:
Gain on sale of discontinued operations (net of taxes)	—	—	613	—	—
Income from discontinued operations (net of taxes)	794	624	128	—	—

Income from discontinued operations	794	624	741	—	—

Net income (loss)	$(13,920)	$13,759	$23,167	$23,006	$27,704

Net income (loss) per share — Basic (a)
Income (loss) from continuing operations	$(0.40)	$0.35	$0.61	$0.61	$0.73
Income from discontinued operations	0.02	0.02	0.02	—	—
Net income (loss)	$(0.38)	$0.37	$0.63	$0.61	$0.73

Net income (loss) per share — Diluted (a)
Income (loss) from continuing operations	$(0.40)	$0.33	$0.57	$0.59	$0.70
Income from discontinued operations	0.02	0.02	0.02	—	—
Net income (loss)	$(0.38)	$0.35	$0.59	$0.59	$0.70

Weighted average number of common shares issued and outstanding — Basic	36,826,906	36,852,133	36,986,926	37,579,462	37,811,387
Weighted average number of common shares issued and outstanding — Diluted	36,826,906	38,947,854	39,090,921	39,261,652	39,417,017

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,093	$10,935	$10,990	$11,450	$13,170
Notes receivable, net of allowance for uncollectible notes	193,379	196,466	177,572	229,717	289,907
Amounts due from affiliates	150	288	680	1,251	1,358
Inventories	101,399	109,303	117,597	147,759	179,188
Total assets	351,787	369,506	361,796	474,530	581,059
Amounts due to affiliates	656	929	544	246	—
Notes payable and capital lease obligations	215,337	218,310	177,269	254,550	316,198
Senior subordinated notes	36,591	34,883	33,175	31,467	26,817
Total liabilities	264,088	268,038	236,961	326,338	405,018
Shareholders' equity	87,699	101,468	124,835	148,192	176,041

Cash Flows Data:
Net cash provided by (used in) operating activities	$23,953	$9,404	$75,681	$(45,648)	$(39,895)

	As of and for the Year Ended December 31,
	2003	2004	2005	2006	2007
Other Operating Data:
Number of Existing Resorts at period end	12	12	13	13	13
Number of Vacation Intervals sold (excluding Upgrades)(b)	9,560	10,431	8,332	9,855	15,394
Number of in-house Vacation Intervals sold	4,833	4,816	6,576	8,777	9,988
Number of Vacation Intervals in inventory	24,255	22,857	27,396	28,801	27,300
Average price of Vacation Intervals sold (excluding Upgrades)(b)(c)	$9,510	$10,031	$11,124	$11,681	$9,607
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$6,759	$6,938	$8,171	$8,245	$8,735

__________

(a)	Net income (loss) per share is based on the weighted average number of common shares outstanding.

(b)
Vacation Intervals sold during the years ended December 31, 2003, 2004, 2005, 2006, and 2007, include 1,620 biennial intervals (counted as 810 annual Vacation Intervals), 2,556 biennial intervals (counted as 1,278 annual Vacation Intervals), 2,780 biennial intervals (counted as 1,390 annual Vacation Intervals), 5,117 biennial intervals (counted as 2,558 annual Vacation Intervals), and 3,588 biennial intervals (counted as 1,794 annual Vacation Intervals), respectively.

(c)	Includes annual and biennial Vacation Interval sales for one-bedroom, two-bedroom, and three-bedroom units.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Selected Financial Data,” our consolidated financial statements and notes thereto, and other financial data included elsewhere herein. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements.

Executive Summary

We are in the business of owning and operating thirteen timeshare resorts as of December 31, 2007. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals and from the interest earned from financed sales of such timeshare interests.  As of December 31, 2007, we have seven Getaway Resorts located within 1.5 to 2 hours of major metropolitan areas, which are the primary market for timeshare sales to new purchasers.  Our six Destination Resorts are located farther  from major metropolitan areas.  The principal purchasers of timeshare interests at the Destination Resorts are existing owners who are upgrading or buying additional interests.

The following economic or industry-wide factors are relevant to us:

•
We predominantly sell vacation and recreational products to customers who drive to our locations.  We believe that this type of usage is somewhat immune from issues that would affect the travel industry as a whole (i.e., the disruptions to the airline industry and destination resort industry after September 11, 2001).  However, major increases in gasoline prices or other issues that cause the U.S population to drive less could have a negative impact on us.

•
Telemarketing is a very important element in the generation of tours to potential new customers of timeshare interests.  We presently comply with state and national do-not-call regulations.  Changes to existing regulations could have a negative impact on our ability to generate the necessary tours to sell timeshare interests.

•
We finance the majority of our sales over seven to ten years.  An economic downturn could negatively affect the ability of our customers to pay their principal and interest, which might result in additional estimated uncollectible revenue.

•
Our fixed-to-floating debt ratio is 29% fixed and 71% floating. Although interest rates have recently been trending downward, an increase in interest rates on our variable rate facilities could have a negative impact on our profitability.

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to have the liquidity necessary to fund our day-to-day costs and expenses.  We presently have adequate credit facilities to fund our operations through January 2010.  A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

•	We believe there are three areas which are particularly important to our success as a business:

▪▪
Identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable level of estimated uncollectible revenue.

▪▪	Maintaining sales and marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and Vacation Interval sales.

▪▪	Maintaining adequate credit facilities to finance our operations and support the borrowings that are required for our liquidity and continued growth.

We earn revenue and income and finance our operations as follows:

•
Our primary source of revenue is Vacation Interval sales.  Vacation Interval sales are a combination of sales to new customers and upgrade and/or additional week sales to existing customers.  We have been focusing on increasing the percentage mix of sales to existing customers in recent years.  In addition, we have been focusing on identifying potential new customers who have more favorable credit characteristics and will ultimately be more likely to pay principal and interest on their timeshare notes when due.  To manage sales, we separately assess sales to potential new customers and sales to existing customers as different factors affect these types of sales. For example, for sales to potential new customers, we measure sales per tour in order to ascertain that our marketing programs are delivering the proper types of family tours to effectively and efficiently generate sales and we closely monitor rescission rates.  However, the number of tours to existing customers is not meaningful and their rescission rates on incremental sales are much lower.

One product that is sold to new customers is a sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday.  Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire.  Effective January 1, 2006, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. During the years ended December 31, 2006 and 2007, all sampler sales were recorded as a reduction to sales and marketing expense since direct and incremental costs of sampler sales exceeded incremental sampler revenues. The reduction to sales and marketing expense related to sampler sales in 2006 and 2007 was $2.9 million and $3.4 million, respectively.  Prior to SFAS No. 152, sampler sales were reported separately as revenue. We recognized $2.6 million in revenues from sampler sales for the year ended December 31, 2005.

The following table shows the elements management considers important to assessing our Vacation Interval sales (in thousands, except for tours and sales per tour):

	Year Ended December 31,
	2005	2006	2007

Tours to potential new purchasers	74,244	86,950	108,541
Sales per tour	$1,160	$1,217	$1,123
Gross sales to new customers	86,156	105,785	121,867
Rescissions of sales to new customers	(17,932)	(19,970)	(23,809)
Net sales to new customers	68,224	85,815	98,058

Gross sales to existing customers	87,083	109,524	150,026
Rescissions of sales to existing customers	(6,268)	(4,953)	(9,559)
Net sales to existing customers	80,815	104,571	140,467

Total sales	149,039	190,386	238,525
Less sampler sales	(2,623)	(2,905)	(3,390)
Total Vacation Interval sales	$146,416	$187,481	$235,135

Rescission rate for new customers	20.8%	18.9%	19.5%
Rescission rate for existing customers	7.2%	4.5%	6.4%
Rescission rate for all customers	14.0%	11.6%	12.3%

•
In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales and marketing expenses to Vacation Interval sales.  The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, offsite marketing, commissions, and sales and marketing overhead, as detailed in the following table (in thousands, except for tours and cost per tour):

	Year Ended December 31,
	2005	2006	2007

Tours to potential new purchasers	74,244	86,950	108,541
Cost per tour	$463	$424	$464
Cost of marketing to new purchasers	34,378	36,875	50,324
Cost of marketing to existing purchasers	8,000	11,649	15,424
Offsite marketing	—	6,041	6,118
Commissions	23,178	29,733	37,780
Sales and marketing overhead	9,111	12,564	13,423
Sampler sales offset	—	(2,905)	(3,390)
Total sales and marketing expense	$74,667	$93,957	$119,679

As a percentage of Vacation Interval sales:
Cost of marketing to new purchasers	23.5%	19.7%	21.4%
Cost of marketing to existing purchasers	5.5%	6.2%	6.5%
Offsite marketing	0.0%	3.2%	2.6%
Commissions	15.8%	15.9%	16.1%
Sales and marketing overhead	6.2%	6.7%	5.7%
Sampler sales offset	0.0%	(1.6)%	(1.4)%
Total sales and marketing expense	51.0%	50.1%	50.9%

•
Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable.  Interest income as a percentage of average annual notes receivable has increased each year from 2003 through 2007 as a result of periodically increasing the interest rate we charged our new customers.

•
We have three lesser revenue sources.  They are management fees, predominantly from Silverleaf Club, gains on sales of notes receivable to our off-balance-sheet special purpose entity, and other income.  Gains on sales of notes receivable were $6.5 million for the year ended December 31, 2005.  We did not have any gains on sales of notes receivable in the years 2006 or 2007.

•
We generate cash from the collection of down payments, principal and interest from timeshare notes receivable, from sales of notes receivable, and from management fees and other income.  We also generated cash during each of the last three years from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts.

•	Since the majority of our sales are financed, we have revolving credit facilities that are drawn upon monthly to fund our day-to-day costs, expenses, and capital expenditures.

We operate principally in only one business segment, the timeshare industry.  Further, we only operate in the United States.  As of December 31, 2007, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states. In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

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

Critical Accounting Policies

Adoption of SFAS No. 152 — We adopted Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”), effective January 1, 2006.  However, such adoption did not result in recognition of a cumulative effect of a change in accounting principle as the impact on our results of operations for periods prior to January 1, 2006 was not material.  SFAS No. 152 amends Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” to apply the financial accounting and reporting guidance for real estate time-sharing transactions provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS No. 152 further amends Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”), to stipulate that guidance provided for (a) incidental operations and (b) costs incurred to sell real estate projects under SFAS No. 67 be governed by SOP 04-2 as it relates to real estate time-sharing transactions. In general, SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations. Restatement or reclassification of previously reported financial statements is not permitted.  Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of December 31, 2007, $296,000 in unearned Vacation Interval sales related to deferral of sales recognition under the percentage-of-completion method.

Both of these revenue recognition methods employ the relative sales value method in determining related cost of sales and inventory applicable to each Vacation Interval sale recognized.  Under the relative sales value method, a cost of sales percentage is used to apply costs to related sales as follows:

•
Total revenues to be recognized over an entire project or phase, considering both revenues recognized to date plus estimated revenues to be recognized over future periods, less an estimate of uncollectibility, is determined.

•
Total costs of a project or phase, considering both costs already incurred plus estimated costs to complete the phase, if any, is determined.  Common costs, including amenities, are included in total estimated costs and allocated to inventory phases that such costs are expected to benefit.

•
The cost of sales ratio applied to each sale represents total estimated costs as a percentage of total estimated revenues, which is specific to each inventory phase.  Generally, each building type is considered a separate phase.

The estimate of total revenue for a particular phase also considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. At least quarterly we evaluate the estimated cost of sales percentage applied to each sale using updated information for total estimated phase revenue and total estimated phase costs.  The effects of changes in estimates are accounted for in the period in which such changes first become known on a retrospective basis, such that the balance sheet at the end of the period of change and the accounting in subsequent periods reflect the revised estimates as if such estimates had been the original estimates.

As mentioned, certain Vacation Interval sales transactions are deferred until the minimum down payment has been received.  We account for these transactions utilizing the deposit method.  Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved.  Any cash received is carried as a deposit until the sale can be recognized.  When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income. This income is not significant.

We also sell additional and upgraded Vacation Intervals to existing owners. Revenues are recognized on an additional Vacation Interval sale, which represents a new Vacation Interval sale treated as a separate transaction from the original Vacation Interval sale, when the buyer makes a down payment of at least 10%, excluding any equity from the original Vacation Interval purchased.  Revenues are recognized on an upgrade Vacation Interval sale, which is a modification and continuation of the original sale, by including the buyer’s equity from the original Vacation Interval towards the down payment of at least 10%.  Revenue recognized on upgrade Vacation Interval sales represents the difference between the upgrade sales price and traded-in sales price, while related cost of sales represents the incremental increase in the cost of the Vacation Interval purchased.

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

Services and other income are recognized on an accrual basis in the period such services are provided.

Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period the related revenues are recognized.

Allowance for Uncollectible Notes - Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes.  The allowance for uncollectible notes is adjusted based upon a periodic static-pool analysis of the notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes.  Other factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.

Credit losses represent three varieties as follows:

•	A full cancellation of the note, whereby the customer is relieved of the obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse on sales of customer notes receivable is governed by agreements between the purchasers of said notes and the Company.

In accordance with SFAS No. 152, effective January 1, 2006, the provision for uncollectible notes is characterized as estimated uncollectible revenue and reported as a reduction to Vacation Interval sales rather than as a separate expense item: provision for uncollectible notes.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.0% and 17.3% for the years ended December 31, 2007 and 2006, respectively. Our provision for uncollectible notes as a percentage of Vacation Interval sales was 16.2% for the year ended December 31, 2005.  Under the relative sales value method, an estimate of the value of inventory recoveries is considered in determining inventory costing and allocation to sales.  Prior to 2006, such recoveries were included as a reduction to the provision for uncollectible notes. Considering this change in treatment of inventory recoveries, our net provision for expected credit losses would have been lower for the years ended December 31, 2007 and 2006 compared to the year ended December 31, 2005. Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Inventories - Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit inventory costs are capitalized as inventory and are allocated to cost of Vacation Interval sales based upon their relative sales values.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.  Inventory costs are charged to cost of sales using the relative sales value method, which is described above.

In estimating the total cost to complete all amenities at each resort, we consider both costs incurred to date and expected costs to be incurred. At December 31, 2007, the estimated costs not yet incurred but expected to complete promised amenities was $2.8 million.  We allocate the estimated cost of promised and completed amenities to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project, including the estimated resale of the recovered Vacation Intervals reacquired on estimated future cancelled sales.

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) and (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value. Vacation Intervals that have been reacquired are relieved from inventory on a specific identification basis when resold.  Inventory acquired several years ago through our program to reacquire Vacation Intervals owned but not actively used by Silverleaf Owners has a significantly lower average cost basis than recently constructed inventory, which contributes significantly to historical operating margins. Newer inventory added through our construction and acquisition programs has a higher average cost basis.

Liquidity and Capital Resources

As of and for the years ended December 31, 2005, 2006, and 2007, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

The following table summarizes our credit agreements with our senior lenders and our off-balance-sheet special purpose finance subsidiary, SF-III, as of December 31, 2007 (in thousands):

	Maximum Amount Available	Balance
Receivable-Based Revolvers	$342,495	$154,413
Receivable-Based Non-Revolvers	90,015	90,015
Inventory Loans	75,005	63,078
Subtotal On Balance Sheet	507,515	307,506
Off-Balance-Sheet Receivable-Based Term Loan	29,920	29,920
Grand Total	$537,435	$337,426

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans mature between April 2008 and July 2018, and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. Our fixed-to-floating debt ratio at December 31, 2007 was 29% fixed-rate debt to 71% floating-rate debt.  The credit facilities that bear interest at variable rates are tied to the prime rate, LIBOR, or the corporate rate charged by certain banks. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable. In addition, we have $2.1 million of senior subordinated notes due April 2008, and $24.7 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

Sources of Cash. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, and hotel income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note. We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant amounts of cash in the development and marketing of Vacation Intervals, but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the year ended December 31, 2005, we had net cash provided by operating activities of $75.7 million, which was primarily the result of sales of notes receivable, partially offset by the increase in our maximum exposure to loss regarding our involvement with SF-III.

During the year ended December 31, 2007, cash used in operating activities was $39.9 million compared to $45.6 million during the same period of 2006. This $5.7 million difference in cash used in operating activities during 2007 versus 2006 primarily resulted from the timing of payments on accounts payable, accrued expenses, income taxes, and prepaid and other assets, partially offset by an increase in inventories due to higher cash outflows for construction projects in the current year.

Although it appears we have adequate liquidity to meet our needs through January 2010, we continue to identify additional financing arrangements. To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

Uses of Cash. Investing activities typically reflect a net use of cash due to capital additions and property acquisitions. However during 2005, net cash provided by investing activities of $18.5 million primarily relates to the sale of our water distribution and waste water treatment utilities assets at eight of our resorts, and the sale of undeveloped land located in Luzerne County, Pennsylvania.

During 2007, investing activities used $16.8 million of cash compared to $13.6 million during 2006. The $13.6 million net cash used during 2006 resulted primarily from the purchase of the following assets: Pinnacle Lodge (our 64-room hotel located near the Winter Park recreational area in Colorado), two offsite sales offices, and a corporate aircraft. We also began construction on the water park at The Villages in 2006.  These purchases were partially offset by net proceeds of $789,000 received from the sale of two parcels of land in Mississippi.  The $16.8 million net cash used during 2007 consisted of asset purchases totaling $17.0 million, partially offset by net proceeds of $242,000 received from the sale of a land parcel in Texas.  During 2007, we purchased unimproved real property in Massachusetts and Missouri. The Massachusetts land is a 394.3 acre tract which adjoins 500 acres that we own in Berkshire County, Massachusetts, and the Missouri land consists of 36.7 acres and is adjacent to our Holiday Hills resort in Taney County, Missouri.

Net cash used in financing activities for the year ended December 31, 2005 was $94.1 million, which primarily consists of $244.7 million of payments on borrowings against pledged notes receivable and the repurchase of previously sold notes, partially offset by $150.7 million of proceeds received from borrowings against pledged notes receivable.  We paid fair value for the outstanding balance of notes receivable under SF-I, two non-revolving loans with one of our senior lenders, three term notes with another senior lender, and the outstanding balance under both the receivable and inventory loans with a third senior lender.

During 2007, net cash provided by financing activities was $58.4 million compared to $59.7 million for 2006.  The net cash of $59.7 million provided by financing activities during 2006 was primarily the result of $320.3 million of proceeds received from borrowings against pledged notes receivable, partially offset by $250.6 million of payments on borrowings against pledged notes receivable and $10.2 million of increases in restricted cash reserved for payments of debt, all of which were primarily due to our transactions with SF-IV and SF-V.  The net cash of $58.4 million provided by financing activities during 2007 was primarily the result of $181.3 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, offset by $124.3 million of payments on borrowings against pledged notes receivable and other debt.

At December 31, 2007, our senior credit facilities provided for loans of up to $507.5 million, of which $307.5 million of principal related to advances under the credit facilities was outstanding. As of December 31, 2007, the weighted average cost of funds for all borrowings was 7.6%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2007, $6.0 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified special purpose entity which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III pursuant to a transfer agreement between us and SF-III.  The proceeds from the sale of the timeshare receivables to SF-III of $108.7 million were primarily used to fully pay off the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. In accordance with the agreement, we are responsible for servicing the timeshare receivables purchased by SF-III and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.1 million, $1.5 million, and $854,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

At December 31, 2007, SF-III held notes receivable totaling $37.2 million, with related borrowings of $29.9 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. We may, but are not obligated to, purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2007, we paid $1.2 million to repurchase Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $7.3 million at December 31, 2007, which represents our maximum exposure to loss regarding our obligation with SF-III.

Our special purpose entities provide us with additional credit availability under our facilities with our current senior lenders. As we require credit facilities to provide liquidity necessary to fund our costs and expenses, it is vitally important to our liquidity plan to have financing available to us in order to finance future sales, since we finance the majority of our timeshare sales over seven to ten years.

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

In addition, we are subject to current alternative minimum tax as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2006 and 2007, and anticipate that we will pay significant AMT in future periods.

Federal net operating losses of $155.5 million existing at December 31, 2007 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a restructuring in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred. As a result, our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax exempt rate.  We believe that $22.7 million of our net operating loss carryforwards as of December 31, 2007 were subject to the Section 382 limitations.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations for all periods presented.

On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for $13.1 million, which resulted in a gain of $879,000 once all conditions of the sale were met.  Certain of the purchasers entered into a services agreement to provide uninterrupted water supply and waste water treatment services to our eight timeshare resorts to which the sold utility assets relate.  The purchasers charge our timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located.  For any unregulated utility services, the purchasers charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality.  The proceeds of our sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

Our agreement with the purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During 2005, the purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending, with a deadline for obtaining such approvals extended to June 2008.  If the purchasers do not receive required approvals by such date or if the deadline is not extended, the Texas assets will be reconveyed to us, the sale will be rescinded, and we will be obligated to return to the purchasers $6.2 million of the purchase price attributable to such assets.

Results of Operations

The following table sets forth certain operating information for the Company for the years ended December 31, 2005, 2006, and 2007:

	2005	2006	2007

As a percentage of total revenues:
Vacation Interval sales	72.5%	90.6%	92.2%
Estimated uncollectible revenue	0.0%	(15.7)%	(15.7)%
Sampler sales	1.3%	0.0%	0.0%
Net sales	73.8%	74.9%	76.5%

Interest income	18.9%	22.4%	20.8%
Management fee income	0.9%	0.9%	1.1%
Gain on sale of notes receivable	3.2%	0.0%	0.0%
Other income	3.2%	1.8%	1.6%
Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	16.0%	10.1%	9.8%
Sales and marketing	51.0%	50.1%	50.9%
Provision for uncollectible notes	16.2%	0.0%	0.0%

As a percentage of total revenues:
Operating, general and administrative	13.9%	15.6%	15.3%
Depreciation	1.3%	1.2%	1.4%

As a percentage of interest income:
Interest expense and lender fees	45.2%	46.8%	46.4%

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues

Revenues for the year ended December 31, 2007 were $255.0 million, representing a $48.1 million, or 23.3% increase, compared to revenues of $206.9 million for the year ended December 31, 2006. As discussed below, the increase is primarily attributable to a $47.7 million increase in Vacation Interval sales during the year 2007.

The following table summarizes our Vacation Interval sales for the years ended December 31, 2007 and 2006 (dollars in thousands, except average price):

	2006			2007
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$82,909	6,557	$12,644	$94,668	9,121	$10,379
Upgrade Interval Sales to Existing Customers	72,366	8,777	8,245	87,243	9,988	8,735
Additional Interval Sales to Existing Customers	32,206	3,298	9,765	53,224	6,273	8,485
Total	$187,481			$235,135

Vacation Interval sales increased 25.4% in 2007 versus 2006 as a result of increased interval sales to both new and existing customers as a result of an overall growth in customer tours and continued high closing percentages on our sales to both new and existing customers.  The number of interval sales to new customers increased 39.1% offset by a decrease in average prices of 17.9% (due to promotional pricing we offered during the third and fourth quarters of 2007 on select products) resulting in a 14.2% increase in sales to new customers in 2007 versus 2006. The number of upgrade interval sales to existing customers increased 13.8% and average prices increased 5.9%, resulting in a 20.6% increase in upgrade interval sales to existing customers during the year ended December 31, 2007 compared to the year ended December 31, 2006. The number of additional interval sales to existing customers increased 90.2% and average prices decreased 13.1% (also due to promotional pricing on additional interval sales) resulting in a 65.3% net increase in additional interval sales to existing customers during 2007 versus 2006.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $40.1 million for the year ended December 31, 2007 versus $32.5 million for the year ended December 31, 2006. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.0% for the year 2007 compared to 17.3% for 2006. Our receivables charged off as a percentage of beginning of period gross notes receivable was 13.1% for 2007 compared to 12.4% for the same period of 2006.  We believe our notes receivable are adequately reserved, however, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.

Interest income increased $6.8 million, or 14.6%, to $53.0 million for the year ended December 31, 2007 from $46.2 million for 2006. The increase primarily resulted from a higher average notes receivable balance in 2007 versus the same period of 2006, and an increase in the average yield on our outstanding notes receivable to 16.3% at December 31, 2007 from 15.7% at December 31, 2006.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $945,000 to $2.8 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006, due primarily to increased profitability of the resorts’ management clubs during 2007 versus 2006.

Other income consists of marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $4.1 million for the year ended December 31, 2007 compared to $3.8 million for the year ended December 31, 2006.  The increase is primarily attributable to hotel income of $1.1 million during 2007 versus $522,000 during 2006, offset by gains on sales of land of $242,000 in 2007 compared to $499,000 in 2006.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and estimated future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of Vacation Interval sales decreased to 9.8% in 2007 compared to 10.1% in 2006.  During 2007, cost of sales decreased due to increases in our future relative sales value related to an increase in repossession and resale of timeshare intervals, an increase in expected future sales price on some of our higher-end products, and an increase in our master plan for new units added across our properties as we continue to execute on our long-term growth strategy of adding lodging units, amenities, and other assets to our existing properties. In addition, we experienced an increase in sales of lower cost-basis timeshare intervals during 2007 versus 2006.  These increases were partially offset by costs recognized during 2007 related to past construction projects that were terminated as we revamped our master plan during the year.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 50.9% for the year ended December 31, 2007 versus 50.1% for the comparable prior year period.  The $25.7 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales as well as increased costs related to new and existing promotional programs used to generate tours.  These promotional programs were a primary factor in providing us with a 24.8% growth in tours to potential new purchasers and a 25.4% increase in Vacation Interval sales during the year of 2007 versus 2006.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, allowing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $3.4 million and $2.9 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2007 and 2006, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 15.3% in 2007 from 15.6% in 2006. Overall, operating, general and administrative expenses increased by $6.8 million during 2007 as compared to 2006, primarily due to an increase in salaries of $2.7 million, a write-off of $1.0 million of predevelopment costs associated with a potential land acquisition that was terminated, an increase in bank fees of $900,000 (resulting from higher credit card processing fees related to increased sales volume), and a $474,000 increase in legal fees.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.4% in 2007 versus 1.2% in 2006. Overall, depreciation expense was $3.5 million for 2007 compared to $2.5 million for 2006, an increase of $972,000 due to capital expenditures of $17.1 million during the year ended December 31, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 46.4% for the year ended December 31, 2007, compared to 46.8% for the same period of 2006.  Overall, interest expense and lender fees increased $2.9 million for 2007 versus 2006 primarily due to a larger average debt balance outstanding during 2007, partially offset by a decrease in our weighted average cost of borrowings to 7.6% for the year ended December 31, 2007 as compared to 7.9% for the year ended December 31, 2006.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $45.1 million for the year ended December 31, 2007 compared to $37.4 million for the year ended December 31, 2006 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.6% for the year ended December 31, 2007 compared to 38.5% for 2006.  As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2007, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $27.7 million for the year ended December 31, 2007 compared to $23.0 million for the year ended December 31, 2006 as a result of the above-mentioned operating results.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues

Revenues for the year ended December 31, 2006 were $206.9 million, representing a $5.0 million, or 2.5% increase, compared to revenues of $201.9 million for the year ended December 31, 2005.  As discussed below, the increase is primarily attributable to a $41.1 million increase in Vacation Interval sales, net of gains on sales of notes receivable and other income in 2005.

In accordance with SFAS No. 152, total revenue for the year ended December 31, 2006 is decreased by estimated uncollectible revenue of $32.5 million, which represents estimated future gross cancellations of notes receivable. In addition, under SFAS No. 152, sampler sales are accounted for as incidental operations, which require that any such incidental revenues be recorded as a reduction of incremental costs or expenses. Accordingly, $2.9 million of sampler sales, which would have been reported as revenue prior to adoption of SFAS No. 152, were accounted for as a reduction to sales and marketing expense in the year ended December 31, 2006. Had these two changes mandated by SFAS No. 152 not been made, revenues would have increased by 20.0% to $242.3 million.

The following table summarizes our Vacation Interval sales for the years ended December 31, 2006 and 2005 (dollars in thousands, except average price):

	2005			2006
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$65,601	5,364	$12,230	$82,909	6,557	$12,644
Upgrade Interval Sales to Existing Customers	53,734	6,576	8,171	72,366	8,777	8,245
Additional Interval Sales to Existing Customers	27,081	2,968	9,124	32,206	3,298	9,765
Total	$146,416			$187,481

Vacation Interval sales increased 28.0% in 2006 versus 2005, due to increased interval sales to both new and existing customers as a result of increased demand from our existing customers for upgraded intervals, higher closing percentages, and lower rescission rates. The number of interval sales to new customers increased 22.2% and average prices increased 3.4%, resulting in a 26.4% increase in sales to new customers in 2006 versus 2005.  The number of upgrade interval sales to existing customers increased 33.5% and average prices increased 0.9%, resulting in a 34.7% increase in upgrade interval sales to existing customers during the year ended December 31, 2006 compared to the year ended December 31, 2005.  The number of additional interval sales to existing customers increased 11.1% and average prices increased 7.0% resulting in an 18.9% increase in additional interval sales to existing customers during 2006 versus 2005.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $32.5 million for the year ended December 31, 2006 versus $0 reported on this line for 2005.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% for the year ended December 31, 2006. In accordance with SFAS No. 152, effective January 1, 2006, the provision for uncollectible notes is characterized as estimated uncollectible revenue and reported as a reduction to Vacation Interval sales rather than as a separate expense item: provision for uncollectible notes.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 12.4% for 2006 compared to 12.1% for the same period of 2005.  We believe our notes receivable are adequately reserved, however, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.

We reported sampler sales revenues for the year 2005 totaling $2.6 million compared to $0 for 2006.  During the year ended December 31, 2006, all sampler sales of $2.9 million were recorded as a reduction to sales and marketing expense, since incremental costs of sampler sales exceeded incremental sampler sales, in accordance with SFAS No. 152.

Interest income increased $8.0 million, or 21.2%, to $46.2 million for the year ended December 31, 2006 from $38.2 million for 2005. The increase primarily resulted from (i) a higher average notes receivable balance in 2006 versus the same period of 2005, (ii) a $2.1 million increase in interest accretion related to the investment in our special purpose entity for the year ended December 31, 2006 versus the year ended December 31, 2005, and (iii) an increase in the average yield on our outstanding notes receivable to 15.7% at December 31, 2006 from 15.3% at December 31, 2005.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income remained constant at $1.9 million for both years ended December 31, 2006 and 2005.

There were no sales of notes receivable during the year of 2006.  We reported gains on sales of notes receivable of $6.5 million during 2005, resulting from the sale of $8.0 million and $132.8 million of notes receivable to SF-I and SF-III, respectively, and recognizing pre-tax gains of $669,000 and $5.8 million, respectively. In connection with the sale to SF-I, we received cash consideration of $6.0 million, which was used to pay down borrowings under our senior revolving loan facilities. In connection with the sale to SF-III, we received gross cash consideration of $108.7 million, which was primarily used to pay off in full the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders.

Other income consists of marina income, golf course and pro shop income, land sales, and other miscellaneous items. Other income was $3.8 million and $6.4 million for the years ended December 31, 2006 and 2005, respectively.  The decrease is primarily due to a $3.6 million gain on the sale of undeveloped land located in Pennsylvania during 2005, which is partially offset by a $499,000 gain on the sale of two parcels of land in Mississippi during 2006, and hotel income of $522,000 in 2006.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and estimated future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of Vacation Interval sales decreased to 10.1% in 2006 compared to 16.0% in 2005. This decrease is primarily due to the implementation of SFAS No. 152 effective January 1, 2006, which amends the relative sales value method of recording Vacation Interval cost of sales as noted above.  For comparability, had cost of sales not been reduced by the estimated future recoveries of inventory, as described above, cost of sales for 2006 would have been 14.5% of Vacation Interval Sales versus 16.0% in 2005. Higher average sales prices during 2006 compared to 2005 contributed to the reduction in cost of Vacation Interval sales.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 50.1% for the year ended December 31, 2006 versus 51.0% for the same period of 2005.  The $19.3 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales as well as increased costs related to new and existing promotional programs used to generate tours.  These promotional programs were a primary factor in providing us with a 28.0% increase in Vacation Interval sales during the year of 2006 versus 2005.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, allowing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $2.9 million of sampler revenues were recorded as a reduction to sales and marketing expense for the year ended December 31, 2006.  Prior to SFAS No. 152, sampler sales were reported separately as revenue.  We recognized $2.6 million in revenues from sampler sales for the year ended December 31, 2005.

Provision for Uncollectible Notes

In accordance with SFAS No. 152, effective January 1, 2006, the provision for uncollectible notes is characterized as estimated uncollectible revenue and reported as a reduction to Vacation Interval sales rather than as a separate expense item: provision for uncollectible notes.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 17.3% for 2006.  Our provision for uncollectible notes as a percentage of Vacation Interval sales was 16.2% during 2005.  As noted above, an estimate for the value of inventory recoveries was included as a reduction to the provision for uncollectible notes prior to 2006 but is now included as a component in the relative sales value method of our inventory costing and allocation accounting. Considering the estimate for inventory recoveries of approximately 4.3% of Vacation Interval sales, our net provision for expected credit losses was 13.0% during 2006, which compares favorably to 16.2% for 2005.

Operating, General and Administrative

Operating, general and administrative expense as a percentage of total revenues increased to 15.6% in 2006 from 13.9% in 2005.  Overall, operating, general and administrative expenses increased $4.3 million during 2006 as compared to 2005, primarily due to an increase in professional fees of $1.9 million, and a $1.5 million increase in salaries.  Excluding the impact of SFAS No. 152 on our revenues during 2006 as described above, operating, general and administrative expenses as a percentage of total revenues would have been 13.3% during 2006.

Depreciation

Depreciation expense as a percentage of total revenues was 1.2% in 2006 compared to 1.3% in 2005. Overall, depreciation expense decreased $184,000 for the year of 2006 versus the same period of 2005.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.8% for the year ended December 31, 2006, compared to 45.2% for the same period of 2005. Overall, interest expense and lender fees increased $4.4 million for 2006 versus 2005, primarily due to a larger average debt balance outstanding during 2006, partially offset by a decrease in our weighted average cost of borrowings to 7.9% for the year ended December 31, 2006 as compared to 8.1% for the year ended December 31, 2005.

Income before Provision for Income Taxes and Discontinued Operations

Income before provision for income taxes and discontinued operations increased to income of $37.4 million for the year ended December 31, 2006, as compared to $32.2 million for the year ended December 31, 2005, as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes and discontinued operations was 38.5% for 2006, as compared to 30.2% for 2005.  The higher effective income tax rate during 2006 was the result of utilizing enough of the NOL carryforward and other deferred tax assets during 2005, causing us to move into a net deferred tax liability position at year-end 2005 and for all of 2006.  As of January 1, 2007, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2007, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Income from Continuing Operations

Income from continuing operations increased to $23.0 million for the year ended December 31, 2006 compared to $22.4 million for the year ended December 31, 2005 as a result of the above-mentioned operating results.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes, was $741,000 during the year ended December 31, 2005.  We recognized a gain on sale of discontinued operations, net of income taxes, of $613,000 during 2005 related to the sale of our water distribution and waste water treatment utilities assets at eight of our timeshare resorts.  There were no activities from discontinued operations during the year ended December 31, 2006.

Net Income

Net income was $23.0 million for the year ended December 31, 2006, compared to $23.2 million for the year ended December 31, 2005, as a result of the above-mentioned operating results.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$42,362	$24,516	$60,527	$113,500	$51,404	$175,739
Capital leases	778	698	291	104	9	—
Operating leases	2,653	2,322	1,513	956	466	717
Construction commitments	19,151	—	—	—	—	—
Total	$64,944	$27,536	$62,331	$114,560	$51,879	$176,456

Long-term debt includes $126.8 million of future interest, using an approximate interest rate of 7.6%, which is our weighted average cost of borrowings at December 31, 2007.  Capital leases include $157,000 of future interest, using an approximate interest rate of 6.1%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2007. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance-sheet conduit financing subsidiary, which is excluded from long-term debt as the note represents only a potential, future cash outlay and is eliminated on a consolidated basis.

Inflation

Inflation and changing prices have not had a material impact on our revenues, operating income, and net income during any of the three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs may be affected as well as the rates we charge on our customer notes receivable.

Recent Accounting Pronouncements

SFAS No. 156 – In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. SFAS No. 156 was effective as of the beginning of fiscal years beginning after September 15, 2006, with early adoption permitted as of January 1, 2006.  The adoption of SFAS No. 156 on January 1, 2007, did not impact our consolidated financial position, results of operations, or cash flows.

FIN No. 48 – In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48, on January 1, 2007, did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively, and will be effective for periods beginning after November 15, 2007.  The FASB issued Staff Position No. 157-2 in February 2008, which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  Based on our preliminary assessment, we do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations, or cash flows.

SFAS No. 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  Based on our preliminary assessment, we do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations, or cash flows.

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which requires all business combinations, whether full, partial, or step acquisitions, to reflect all assets and liabilities of an acquired business at their fair values at the acquisition date.  In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized.  SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses.  SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently assessing the financial impact the adoption of SFAS No. 141R will have on our financial position, results of operations, and cash flows.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.  We are currently assessing the financial impact the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations, and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $507.5 million at December 31, 2007, have a fixed-to-floating debt ratio of 29% fixed-rate debt to 71% floating-rate debt. The impact of a one-point effective interest rate change on the $217.5 million balance of variable-rate financial instruments at December 31, 2007 would be approximately $1.3 million on our results of operations, after taxes, for the year ended December 31, 2007, or approximately $0.03 per diluted share.

At December 31, 2007, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at December 31, 2007 would result in a fair value decrease of approximately $11.6 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass marketing techniques, a certain percentage of our sales are to customers who may be considered to have marginal credit quality.  During 2007 and 2006, approximately 21.6% and 19.6%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating conditions in the sub-prime mortgage industry there can be no assurance that defaults have stabilized or that they will not worsen.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  Specifically, if default rates for our borrowers were to rise, it may require an increase in our estimated uncollectible revenue. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 71% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $21.3 million at December 31, 2007.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at December 31, 2007 was $59.3 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $29.9 million at December 31, 2007, bear interest at a blended fixed rate of 5.4%.

Availability of Funding Sources — We fund substantially all of our notes receivable, timeshare inventories, and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds we receive from collections on such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby having a material adverse effect on our results of operations, cash flows, and financial condition.

Geographic Concentration — Our notes receivable and Vacation Interval inventories are primarily originated in Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida. Risks inherent in such concentrations are:

•	regional and general economic stability, which affects property values and the financial stability of the borrowers, and
•	the continued popularity of our resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of our Board of Directors.

Our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited Silverleaf Resorts Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying  “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Silverleaf Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silverleaf Resorts, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Dallas, Texas
March 11, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 8, 2008.

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2007.

Name	Age	Position

Robert E. Mead	61	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield	47	President
David T. O'Connor	65	Executive Vice President — Sales
Joe W. Conner	50	Chief Operating Officer
Harry J. White, Jr.	53	Chief Financial Officer and Treasurer
Michael D. Jones	41	Chief Information Officer
Edward L. Lahart	43	Executive Vice President — Operations
Thomas J. Morris	42	Senior Vice President — Capital Markets
Sandra G. Cearley	46	Corporate Secretary
James B. Francis, Jr.	59	Director
J. Richard Budd, III	55	Director
Herbert B. Hirsch	71	Director
Rebecca Janet Whitmore	53	Director
____________________

Effective February 4, 2008, the Company’s board of directors elected Robert M. Sinnott as Chief Financial Officer. Mr. Sinnott succeeds Harry J. White, Jr., who has served as Chief Financial Officer since June 1998. Mr. White will remain with the Company as Chief Accounting Officer through May 8, 2008, the annual shareholder meeting date. After that date, Mr. White has announced his plans to retire as an officer and full-time employee of the Company; however, he will remain involved with the Company in a consulting capacity.

The following table sets forth certain information concerning other officers of the Company as of December 31, 2007.

Name	Age	Position

Robert G. Levy	59	Vice President — Resort Operations
Darla Cordova	43	Vice President — Sales Administration
Herman Jay Hankamer	68	Vice President — Resort Development
Barbara L. Lewis	43	Vice President — Financial Services
Michael P. Lowrey	49	Vice President — Call Center Operations
Phillip B. Davis	37	Vice President — Finance
____________________

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 8, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,513,807	$3.28	59
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,513,807	$3.28	59

There are 59 options remaining available of the 2,209,614 approved options under our 2003 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 8, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 8, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 8, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit Number	Description

3.1	—	Third Amended and Restated Articles of Incorporation of the Registrant dated December 17, 2003 (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed December 29, 2003).
3.2	—	Articles of Correction dated February 9, 2004 to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K for year ended December 31, 2003).
3.3	—	Third Amended and Restated Bylaws of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2007).
3.4	—	Amended and Restated Certificate of Incorporation of Silverleaf Finance II, Inc. dated December 23, 2003 (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K filed December 29, 2003).
4.1	—	Form of Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated May 16, 1997 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
4.2	—
Amended and Restated Indenture dated May 2, 2002, between the Registrant, Wells Fargo Bank Minnesota, National Association, as Trustee, and the Subsidiary Guarantors for the Registrant's 10½% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002).

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
Indenture dated June 7, 2004 by and among the Registrant, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Registrant’s 8% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

4.6	—
Certificate No. 001 dated June 7, 2004 of 8% Senior Subordinated Notes due 2010 in the amount of $24,761,000 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).

4.7	—
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

10.3	—	Management Agreement between Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-1, File No. 333-24273).
10.4	—
Form of Indemnification Agreement (between Registrant and all officers, directors, and proposed directors) (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.5	—
Resort Affiliation and Owners Association Agreement between Resort Condominiums International, Inc., Ascension Resorts, Ltd., and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.6	—
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

10.9	—
Second Amendment to Management Agreement, dated December 31, 1997, between Silverleaf Club and Registrant (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for year Ended December 31, 1997).

10.10	—
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
Management Agreement dated October 13, 1998, by and between the Registrant and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for quarter ended September 30, 1998).

10.13	—
Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

10.14	—
Ninth Amendment to Management Agreement dated September 27, 2002 between the Registrant and Silverleaf Club (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter dated September 30, 2002).

10.15	—
Developer Transfer Agreement dated as of December 19, 2003 between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 29, 2003).

10.16	—
Amendment No. 1 dated as of March 28, 2005 to Developer Transfer Agreement between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on March 31, 2005).

10.17	—
Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2003).

10.18	—
Amendment No. 1 dated as of March 28, 2005 to Loan and Security Agreement between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on March 31, 2005).

10.19	—
Defined Terms to Transfer Agreement and Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2003).

10.20	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).
10.21	—
Form of Services Agreements dated as of March 8, 2005 between the Registrant and the Purchasers of the water utilities and waste water facilities at the Registrant’s resorts in Texas, Missouri and Illinois (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K dated March 16, 2005).

10.22	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance, LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed May 5, 2005).

10.23	—
First Amendment to Receivables Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.7 to Form 10-Q for the period ended March 31, 2006).

10.24	—
Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.8 to Form 10-Q for the period ended March 31, 2006).

10.25	—
Indenture dated as of July 1, 2005 between Silverleaf Finance III, LLC, as Issuer, the Registrant, as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee, Backup Servicer, Custodian and Account Intermediary (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed July 28, 2005).

10.26	—
First Supplement to Indenture dated as of February 8, 2006 between the Registrant, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.27	—
Second Supplement to Indenture dated as of July 14, 2006 between the Registrant, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.28	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed July 28, 2005).
10.29	—	Transfer Agreement dated as of July 1, 2005 between the Registrant and Silverleaf Finance III, LLC (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed July 28, 2005).
10.30	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc., dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.31	—	First Amendment to Loan and Security Agreement-Inventory dated as of October 6 , 2006, between the Registrant and Wells Fargo Foothill, Inc.
10.32	—
Second Amendment to Loan and Security Agreement-Receivables dated as of March 1, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.62 of Registrant’s Form 10-K for year ended December 31, 2006).

10.33	—
Indenture dated as of March 2, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 8, 2006).

10.34	—
First Supplement to Indenture dated as of December 22, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2006).

10.35	—
Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.36	—
Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 between the Registrant, Silverleaf Finance IV, LLC and Wells Fargo Bank, National Association, as Backup Servicer, Trustee and Account Intermediary (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2006).

10.37	—
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc., and Wells Fargo Bank, National Association, as Trustee, Backup Servicer and Account Intermediary (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.38	—
Annex A—Amended and Restated Defined Terms to Indenture and Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2006).

10.39	—
Indenture dated as of August 1, 2006 between the Registrant, Silverleaf Finance V, L.P., Silverleaf Finance V, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 31, 2006).

10.40	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on August 31, 2006).
10.41	—	Transfer Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on August 31, 2006).
10.42	—	Loan Sale Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on August 31, 2006).
10.43	—
Consolidated, Amended and Restated Loan and Security Agreement dated as of February 21, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for year ended December 31, 2006).

10.44	—
Loan and Security Agreement dated September 28, 2007 between the Registrant and Liberty Bank as Agent for itself and other Lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 4, 2007).

10.45	—
Asset Purchase and Sale Agreement between the Registrant and The Fitzpatrick Family Limited Partnership (incorporated by reference to Registrant’s Exhibit 10.1 to Form 10-Q for the period ended March 31, 2006).

10.46	—
First Amendment to Asset Purchase and Sale Agreement between the Registrant and The Fitzpatrick Family Limited Partnership (incorporated by reference to Registrant’s Exhibit 10.2 to Form 10-Q for the period ended March 31, 2006).

10.47	—
Ratification of Asset Purchase and Sale Agreement between the Registrant and Fitzpatrick Land Registrant, LLC (incorporated by reference to Registrant’s Exhibit 10.3 to Form 10-Q for the period ended March 31, 2006).

10.48	—
Form of Securities Purchase Agreement, dated May 24, 2006, by and among the Registrant, the selling shareholders and the investors (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 26, 2006)

10.49	—
Amended, Extended and Restated Employment Agreement between the Registrant and Robert E. Mead (incorporated by reference to Annex A of the Proxy Statement on Schedule 14A filed with the SEC on April 6, 2006)

10.50	—	Employment Agreement dated March 8, 2007 between the Registrant and Sharon K. Brayfield (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 12, 2007).
10.51	—	Employment Agreement dated March 8, 2007 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 12, 2007).
10.52	—
Amendment No. 1 to Employment Agreement dated February 4, 2008 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 6, 2008).

10.53	—	Employment Agreement dated March 8, 2007 between the Registrant and Joe W. Conner (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on March 12, 2007).
10.54	—	Employment Agreement dated March 8, 2007 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 12, 2007).
10.55	—	Employment Agreement dated February 4, 2008 between the Registrant and Robert M. Sinnott (incorporated by references to Exhibit 10.1 to Registrant’s Form 8-K filed on February 6, 2008).
10.56	—
Contract of Sale dated October 30, 2006 by and between Virgil M. Casey, Ronald D. Casey, Charles Randolph Casey, and Roger Kevin Casey, Trustees Of The Casey Family Trust Dated June 3, 1992, Ronald D. Casey and Wife, P. Beverly Casey, Charles Randolph Casey, and Roger Kevin Casey and Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.57	—
Contract of Sale dated July 24, 2007 by and between J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.58	—
Contract of Sale dated July 24, 2007 by and between J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

*10.59	—	Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated October 31, 2007 between the Registrant and Textron Financial Corporation.
*10.60	—	Resort Affiliation and Owners Association Agreement dated October 18, 2007 between the Registrant, Orlando Breeze Resort Club and RCI, LLC.
*10.61	—	Amendment dated November 15, 2007 to Loan and Security Agreement between the Registrant and Liberty Bank.
*10.62	—	Tenth Amendment to Management Agreement dated September 6, 2007 between the Registrant and Silverleaf Club.
*10.63	—	Contract of Sale dated May 1, 2006 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.64	—	Amendment to Contract of Sale dated June 26, 2006 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.65	—	Second Amendment to Contract of Sale dated February 23, 2007 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.66	—	Third Amendment to Contract of Sale dated March 1, 2007 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.67	—	Fourth Amendment to Contract of Sale dated April 26, 2007 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.68	—	Fifth Amendment to Contract of Sale dated May 10, 2007 between the Registrant and Summit at Winter Park Land Co., LLC.
*10.69	—	Sixth Amendment to Contract of Sale dated September 6, 2007 between the Registrant and Summit at Winter Park Land Co., LLC.
*12.1	—	Computation of Ratio of Earnings to Fixed Charges.
14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K for year ended December 31, 2003).
*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.
*23.1	—	Consent of BDO Seidman, LLP.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	—	Certification of Chief Accounting Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	—	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K with the SEC during the quarter ended December 31, 2007:

Current report on Form 8-K filed with the SEC on October 4, 2007 relating to the announcement of a new revolving credit facility with Liberty Bank.

Current report on Form 8-K filed with the SEC on October 24, 2007 announcing the filing of a universal shelf registration statement.

Current report on Form 8-K filed with the SEC on October 25, 2007 relating to press release announcing the scheduled release of financial results for the three and nine month periods ended September 30, 2007.

Current report on Form 8-K filed with the SEC on October 31, 2007 relating to press release announcing financial results for the three and nine months ended September 30, 2007.

Current report on Form 8-K filed with the SEC on November 6, 2007 relating to the purchase of 15.3 acres of undeveloped land located in Grand County, Colorado.

Current report on Form 8-K filed with the SEC on November 14, 2007 relating to the board of director’s adoption of the Third Amended and Restated Bylaws of the Company.

Current report on Form 8-K filed with the SEC on December 19, 2007 relating to the announcement of the opening of the new Beach Club at The Villages Resort in Flint, Texas.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 11, 2008.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name:	Robert E. Mead
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD	Chairman of the Board and Chief Executive Officer	March 11, 2008
Robert E. Mead	(Principal Executive Officer)

/s/ ROBERT M. SINNOTT	Chief Financial Officer	March 11, 2008
Robert M. Sinnott	(Principal Financial Officer)

/s/ HARRY J. WHITE, JR.	Chief Accounting Officer	March 11, 2008
Harry J. White, Jr.

/s/ J. RICHARD BUDD, III	Director	March 11, 2008
J. Richard Budd, III

/s/ JAMES B. FRANCIS, JR.	Director	March 11, 2008
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH	Director	March 11, 2008
Herbert B. Hirsch

/s/ REBECCA JANET WHITMORE	Director	March 11, 2008
Rebecca Janet Whitmore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silverleaf Resorts Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Dallas, Texas
March 11, 2008

SILVERLEAF RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
ASSETS	2006	2007

Cash and cash equivalents	$11,450	$13,170
Restricted cash	15,771	12,816
Notes receivable, net of allowance for uncollectible notes of $68,118 and $69,128, respectively	229,717	289,907
Accrued interest receivable	2,936	3,744
Investment in special purpose entity	13,008	7,315
Amounts due from affiliates	1,251	1,358
Inventories	147,759	179,188
Land, equipment, buildings, and leasehold improvements, net	28,040	41,565
Land held for sale	205	509
Prepaid and other assets	24,393	31,487

TOTAL ASSETS	$474,530	$581,059

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$14,192	$21,071
Accrued interest payable	1,792	2,470
Amounts due to affiliates	246	—
Unearned Vacation Interval sales	—	296
Unearned samplers	6,245	6,921
Income taxes payable	163	782
Deferred income taxes	17,683	30,463
Notes payable and capital lease obligations	254,550	316,198
Senior subordinated notes	31,467	26,817

Total Liabilities	326,338	405,018

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,808,154 and 37,818,154 shares issued and outstanding at December 31, 2006 and 2007, respectively	378	378
Additional paid-in capital	112,555	112,700
Retained earnings	35,259	62,963

Total Shareholders' Equity	148,192	176,041

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$474,530	$581,059

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2006	2007

Revenues:
Vacation Interval sales	$146,416	$187,481	$235,135
Estimated uncollectible revenue	—	(32,491)	(40,071)
Sampler sales	2,623	—	—
Net sales	149,039	154,990	195,064

Interest income	38,154	46,248	53,019
Management fee income	1,856	1,861	2,806
Gain on sale of notes receivable	6,457	—	—
Other income	6,402	3,785	4,141
Total revenues	201,908	206,884	255,030

Costs and Operating Expenses:
Cost of Vacation Interval sales	23,427	19,003	23,027
Sales and marketing	74,667	93,957	119,679
Provision for uncollectible notes	23,649	—	—
Operating, general and administrative	28,038	32,315	39,101
Depreciation	2,723	2,539	3,511
Interest expense and lender fees	17,253	21,662	24,610
Total costs and operating expenses	169,757	169,476	209,928

Income before provision for income taxes and discontinued operations	32,151	37,408	45,102
Provision for income taxes	9,725	14,402	17,398
Income from continuing operations	22,426	23,006	27,704

Discontinued Operations
Gain on sales of discontinued operations (net of taxes)	613	—	—
Income from discontinued operations (net of taxes)	128	—	—
Income from discontinued operations	741	—	—

Net Income	$23,167	$23,006	$27,704

Basic income per share:
Income from continuing operations	$0.61	$0.61	$0.73
Income from discontinued operations	$0.02	$—	$—
Net income	$0.63	$0.61	$0.73

Diluted income per share:
Income from continuing operations	$0.57	$0.59	$0.70
Income from discontinued operations	$0.02	$—	$—
Net income	$0.59	$0.59	$0.70

Weighted average basic common shares issued and outstanding	36,986,926	37,579,462	37,811,387

Weighted average diluted common shares issued and outstanding	39,090,921	39,261,652	39,417,017

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of	$0.01	Additional	Retained
	Shares	Par	Paid-in	Earnings	Treasury Stock
	Issued	Value	Capital	(Deficit)	Shares	Cost	Total

January 1, 2005	37,249,006	$372	$116,614	$(10,914)	388,768	$(4,604)	$101,468

Exercise of stock options	245,298	3	(4,407)	—	(388,768)	4,604	200
Net income	—	—	—	23,167	—	—	23,167

December 31, 2005	37,494,304	375	112,207	12,253	—	—	124,835

Stock-based compensation	—	—	252	—	—	—	252
Exercise of stock options	313,850	3	96	—	—	—	99
Net income	—	—	—	23,006	—	—	23,006

December 31, 2006	37,808,154	378	112,555	35,259	—	—	148,192

Stock-based compensation	—	—	142	—	—	—	142
Exercise of stock options	10,000	—	3	—	—	—	3
Net income	—	—	—	27,704	—	—	27,704

December 31, 2007	37,818,154	$378	$112,700	$62,963	—	$—	$176,041

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2006	2007

OPERATING ACTIVITIES:
Net income	$23,167	$23,006	$27,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(741)	—	—
Estimated uncollectible revenue / provision for uncollectible notes	23,649	32,491	40,071
Deferred income taxes	8,485	9,198	12,780
Depreciation	2,723	2,539	3,511
Gain on sale of notes receivable	(6,457)	—	—
Gain on sale of land held for sale	(3,635)	(499)	(242)
Proceeds from sale of notes receivable, net	104,193	—	—
Stock-based compensation	—	252	142
Cash effect from changes in operating assets and liabilities:
Restricted cash	(1,153)	(663)	1,547
Notes receivable	(51,579)	(96,422)	(100,261)
Accrued interest receivable	(36)	(693)	(808)
Investment in special purpose entity (“SPE”)	(17,629)	9,794	5,693
Amounts due from affiliates	(914)	(869)	(353)
Inventories	(8,824)	(18,376)	(31,429)
Prepaid and other assets	936	(10,310)	(7,398)
Accounts payable and accrued expenses	1,500	4,636	6,879
Accrued interest payable	52	438	678
Unearned Vacation Interval sales	—	—	296
Unearned samplers	676	935	676
Income taxes payable	1,268	(1,105)	619
Net cash provided by (used in) operating activities	75,681	(45,648)	(39,895)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(761)	(14,347)	(17,050)
Proceeds from sale of discontinued operations	13,101	—	—
Proceeds from sale of land held for sale	6,131	789	242
Net cash provided by (used in) investing activities	18,471	(13,558)	(16,808)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt and capital leases	150,666	320,341	181,311
Payments of debt and capital leases	(244,651)	(250,559)	(124,299)
Restricted cash reserved for payments of debt	(312)	(10,215)	1,408
Proceeds from exercise of stock options	200	99	3
Net cash (used in) provided by financing activities	(94,097)	59,666	58,423

Net change in cash and cash equivalents	55	460	1,720

CASH AND CASH EQUIVALENTS:
Beginning of period	10,935	10,990	11,450

End of period	$10,990	$11,450	$13,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$15,532	$19,192	$21,627
Income taxes paid	1,200	7,500	7,755

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings and leasehold improvements acquired under capital leases	62	1,691	552
Land, equipment, buildings, and leasehold improvements acquired through seller financing	—	4,100	1,100
Notes receivable, net of allowance for uncollectible notes, acquired from SPE	62,884	—	—
Notes payable acquired from SPE	50,386	—	—
Other assets, liabilities, and equity acquired from SPE	12,498	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2006, and 2007

1.	NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the “Company,” “Silverleaf,” “we,” or “our”), is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements. We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the “Existing Resorts”) and our one hotel property, Pinnacle Lodge, as of December 31, 2007, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club (other than Orlando Breeze) operates through a centralized organization Silverleaf Club to manage the Existing Resorts on a collective basis. Orlando Breeze has its own club, (“Orlando Breeze Resort Club”), which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the twelve Existing Resorts that it oversees. All costs of operating these Existing Resorts, including management fees to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities and revenue-producing assets at these Existing Resorts. Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided. We evaluate the Clubs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.”  As we are not the primary beneficiaries, consolidation is not necessary.

In addition to Vacation Interval sales revenues, we generate revenue from interest income derived from operating activities, management fees received from Silverleaf Club, selling notes receivable to special purpose entities, and other sources. All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements as of and for the years ended December 31, 2005, 2006, and 2007 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Bull’s Eye Marketing, Inc., Silverleaf Berkshires, Inc., People Really Win Sweepstakes, Inc., SLR Research, Inc., Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), and Silverleaf Finance V, L.P. (“SF-V”). SF-II, SF-IV, and SF-V are all described in more detail under the heading “Debt” in Note 8.  Bull’s Eye Marketing, Inc., which had nominal operations, was dissolved in 2005.

2.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America and in accordance with the rules and regulations of the SEC.

Use of Estimates — The preparation of these consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, valuation of our investment in Silverleaf Finance III, LLC (“SF-III”), our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance I, Inc. (“SF-I”), our wholly-owned qualified special purpose entity dissolved during the third quarter of 2005, and SF-III. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.

Adoption of SFAS No. 152 — We adopted Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”), effective January 1, 2006.  However, such adoption did not result in recognition of a cumulative effect of a change in accounting principle as the impact on our results of operations for periods prior to January 1, 2006 was not material.  SFAS No. 152 amends Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” to apply the financial accounting and reporting guidance for real estate time-sharing transactions provided in American Institute of Certified Public Accountants Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS No. 152 further amends Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”), to stipulate that guidance provided for (a) incidental operations and (b) costs incurred to sell real estate projects under SFAS No. 67 be governed by SOP 04-2 as it relates to real estate time-sharing transactions. In general, SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations. Restatement or reclassification of previously reported financial statements is not permitted.  Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those prepared for periods ending on or prior to December 31, 2005.

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for mortgage notes receivable, which are secured by a deed of trust on the Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of December 31, 2007, $296,000 in unearned Vacation Interval sales related to deferral of sales recognition under the percentage-of-completion method.

Both of these revenue recognition methods employ the relative sales value method in determining related cost of sales and inventory applicable to each Vacation Interval sale recognized.  Under the relative sales value method, a cost of sales percentage is used to apply costs to related sales as follows:

•
Total revenues to be recognized over an entire project or phase, considering both revenues recognized to date plus estimated revenues to be recognized over future periods, less an estimate of uncollectibility, is determined.

•
Total costs of a project or phase, considering both costs already incurred plus estimated costs to complete the phase, if any, is determined.  Common costs, including amenities, are included in total estimated costs and allocated to inventory phases that such costs are expected to benefit.

•
The cost of sales ratio applied to each sale represents total estimated costs as a percentage of total estimated revenues, which is specific to each inventory phase.  Generally, each building type is considered a separate phase.

The estimate of total revenue for a particular phase also considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units. At least quarterly we evaluate the estimated cost of sales percentage applied to each sale using updated information for total estimated phase revenue and total estimated phase costs.  The effects of changes in estimates are accounted for in the period in which such changes first become known on a retrospective basis, such that the balance sheet at the end of the period of change and the accounting in subsequent periods reflect the revised estimates as if such estimates had been the original estimates.

As mentioned, certain Vacation Interval sales transactions are deferred until the minimum down payment has been received.  We account for these transactions utilizing the deposit method.  Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved.  Any cash received is carried as a deposit until the sale can be recognized.  When these types of sales are cancelled without a refund, deposits forfeited are recognized as income and the interest portion is recognized as interest income. This income is not significant.

We also sell additional and upgraded Vacation Intervals to existing owners. Revenues are recognized on an additional Vacation Interval sale, which represents a new Vacation Interval sale treated as a separate transaction from the original Vacation Interval sale, when the buyer makes a down payment of at least 10%, excluding any equity from the original Vacation Interval purchased.  Revenues are recognized on an upgrade Vacation Interval sale, which is a modification and continuation of the original sale, by including the buyer’s equity from the original Vacation Interval towards the down payment of at least 10%.  Revenue recognized on upgrade Vacation Interval sales represents the difference between the upgrade sales price and traded-in sales price, while related cost of sales represents the incremental increase in the cost of the Vacation Interval purchased.

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

Services and other income are recognized on an accrual basis in the period such services are provided.

Sales and marketing costs are charged to expense in the period incurred. Commissions, however, are recognized in the same period the related revenues are recognized.

Cash and Cash Equivalents — Cash and cash equivalents consist of all highly liquid investments with an original maturity at the date of purchase of three months or less. Cash and cash equivalents include cash, certificates of deposit, and money market funds.

Restricted Cash — Restricted cash consists of certificates of deposit that serve as collateral for construction bonds and cash reserved for payments of debt.

Allowance for Uncollectible Notes - Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes.  The allowance for uncollectible notes is adjusted based upon a periodic static-pool analysis of the notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes.  Other factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.

Credit losses represent three varieties as follows:

•	A full cancellation of the note, whereby the customer is relieved of the obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to the recourse obligations discussed herein. Recourse on sales of customer notes receivable is governed by agreements between the purchasers of said notes and the Company.

In accordance with SFAS No. 152, effective January 1, 2006, the provision for uncollectible notes is characterized as estimated uncollectible revenue and reported as a reduction to Vacation Interval sales rather than as a separate expense item: provision for uncollectible notes.

Investment in Special Purpose Entities — In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified special purpose entity which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. The proceeds from the sale of the timeshare receivables to SF-III were used to fully pay off the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we are responsible for servicing these timeshare receivables and receive fees for our services. As such fees approximate both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. SFAS No. 140 was amended in March 2006 by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and is to be applied prospectively to new transactions occurring after the effective date.  The adoption of SFAS No. 156 as of January 1, 2007 did not affect the manner in which we account for our investment in our special purpose entity. The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9%; expected credit losses – 16.0%; discount rate – 12.0% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our obligation with our special purpose entity.

At December 31, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate (including accounts paid in full as a result of upgrades):
Impact on fair value of a 10% adverse change	$207
Impact on fair value of a 20% adverse change	$417

Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$221
Impact on fair value of a 20% adverse change	$439

Discount Rate:
Impact on fair value of a 10% adverse change	$81
Impact on fair value of a 20% adverse change	$160

Inventories - Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. Timeshare unit inventory costs are capitalized as inventory and are allocated to cost of Vacation Interval sales based upon their relative sales values.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.  Inventory costs are charged to cost of sales using the relative sales value method, which is described above.

In estimating the total cost to complete all amenities at each resort, we consider both costs incurred to date and expected costs to be incurred. At December 31, 2007, the estimated costs not yet incurred but expected to complete promised amenities was $2.8 million.  We allocate the estimated cost of promised and completed amenities to cost of Vacation Interval sales based on Vacation Intervals sold in a given period as a percentage of total Vacation Intervals expected to sell over the life of a particular resort project, including the estimated resale of the recovered Vacation Intervals reacquired on estimated future cancelled sales.

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) and (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value.

Land, Equipment, Buildings, and Leasehold Improvements — Land, equipment (including equipment under capital lease), buildings, and leasehold improvements are stated at cost. When assets are disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.  Significant betterments and renewals, which extend the useful life of a particular asset, are capitalized. Depreciation is calculated for all fixed assets, other than land, using the straight-line method over the estimated useful life of the assets, which range from 3 to 20 years.

Valuation of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the years ended December 31, 2005, 2006, and 2007.

Prepaid and Other Assets — Prepaid and other assets consists primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, deferred commissions, novelty inventories, deposits, collected cash in senior lender lock boxes which has not yet been applied to related loan balances by our senior lenders, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the lives of the related debt.

Income Taxes — Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements. A provision is made or benefit recognized for deferred income taxes relating to such temporary differences.  To the extent a deferred tax asset does not meet the criteria of “more likely than not” for realization, a valuation allowance is recorded. Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes. Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We have a tax sharing agreement with SF-III.

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

Derivative Financial Instruments — Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and hedging activities.  All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in the fair value are recognized in earnings.

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our interest rate swaps in earnings for the current period.  The amounts recognized for such interest rate swaps for the periods ending December 31, 2005, 2006, and 2007 were immaterial.

Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of common shares and potentially dilutive shares outstanding during the period. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of the stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of the stock options.

Outstanding stock options totaling approximately 2.3 million, 2.0 million, and 2.0 million were dilutive securities that were included in the computation of diluted earnings per share at December 31, 2005, 2006, and 2007, respectively. Outstanding stock options totaling 867,000, 827,000, and 492,000 were not dilutive at December 31, 2005, 2006, and 2007, respectively, because the exercise price for such options exceeded the market price for our common shares.

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. Accordingly, we recognized stock-based compensation of $252,000 and $142,000 for the years ended December 31, 2006 and 2007, respectively.  At December 31, 2007, unamortized compensation expense related to stock options granted prior to 2006 was $88,000, which will be fully recognized by August 31, 2008.

See Note 10 under the heading “Equity” for a table that illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our outstanding stock option grants as of the year ended December 31, 2005, prior to the adoption of SFAS No. 123R.  In addition, see Note 10 for all other information related to our stock option transactions.

Other Recent Accounting Pronouncements —

SFAS No. 156 – In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”. The statement allows for the adoption of the fair value method of accounting for servicing assets, as opposed to the lower of amortized cost or market value, including mortgage servicing rights, which represent an entity’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. SFAS No. 156 was effective as of the beginning of fiscal years beginning after September 15, 2006, with early adoption permitted as of January 1, 2006.  The adoption of SFAS No. 156 on January 1, 2007, did not impact our consolidated financial position, results of operations, or cash flows.

FIN No. 48 – In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 on January 1, 2007, did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively, and will be effective for periods beginning after November 15, 2007.  The FASB issued Staff Position No. 157-2 in February 2008, which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Based on our preliminary assessment, we do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

SFAS No. 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well.  Based on our preliminary assessment, we do not believe the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations, or cash flows.

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which requires all business combinations, whether full, partial, or step acquisitions, to reflect all assets and liabilities of an acquired business at their fair values at the acquisition date.  In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized.  SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses.  SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently assessing the financial impact the adoption of SFAS No. 141R will have on our financial position, results of operations, and cash flows.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” and Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.  We are currently assessing the financial impact the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations, and cash flows.

3.	CONCENTRATIONS OF RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $507.5 million at December 31, 2007, have a fixed-to-floating debt ratio of 29% fixed-rate debt to 71% floating-rate debt. The impact of a one-point effective interest rate change on the $217.5 million balance of variable-rate financial instruments at December 31, 2007 would be approximately $1.3 million on our results of operations, after taxes, for the year ended December 31, 2007, or approximately $0.03 per diluted share.

At December 31, 2007, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at December 31, 2007 would result in a fair value decrease of approximately $11.6 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a first mortgage on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 71% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $21.3 million at December 31, 2007.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note (“VFN”) with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at December 31, 2007 was $59.3 million.  Such VFN will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $29.9 million at December 31, 2007, bear interest at a blended fixed rate of 5.4%.

Availability of Funding Sources — We fund substantially all of our notes receivable, timeshare inventories, and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings. Borrowings are in turn repaid with the proceeds we receive from collections on such notes receivable. To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, thereby having a material adverse effect on our results of operations, cash flows, and financial condition.

In the first quarter of 2007, we consolidated our debt with Textron Financial Corporation (“Textron”) into one revolving loan. As a result of this amendment, the funding period on the consolidated debt was extended from June 2008 to January 2010, with revised maturity dates of January 31, 2013 for the receivables component and January 31, 2012 on both the acquisition and inventory components. In addition, the interest rates previously charged have been reduced.

Geographic Concentration — Our notes receivable and Vacation Interval inventories are primarily originated in Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida. Risks inherent in such concentrations are:

•	regional and general economic stability, which affects property values and the financial stability of the borrowers, and
•	the continued popularity of our resort destinations, which affects the marketability of our products and the collection of notes receivable.

4.	NOTES RECEIVABLE

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The average yield on outstanding notes receivable at December 31, 2007 and 2006 was approximately 16.3% and 15.7%, respectively, with individual rates ranging from 0% to 17.9%.  Notes receivable with interest rates of 0% originated primarily between 1997 and 2003, and have an outstanding balance at December 31, 2007 of $102,000. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.1 million and $3.4 million at December 31, 2006 and 2007, respectively, and are non-interest bearing.

Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.  We ceased accruing interest on delinquent notes of $38.9 million and $46.8 million as of December 31, 2006 and 2007, respectively, as collection of interest on such notes was deemed improbable.

Notes receivable are scheduled to mature as follows at December 31, 2007 (in thousands):

2008	$40,818
2009	40,492
2010	44,268
2011	47,996
2012	51,224
Thereafter	134,237
359,035
Less allowance for uncollectible notes	(69,128)
Notes receivable, net	$289,907

There were no notes sold with recourse during the years ended December 31, 2005, 2006, and 2007.

During 2005, we sold $8.0 million of notes receivable to SF-I and recognized a pre-tax gain of $669,000. In conjunction with this sale, we received cash consideration of $6.0 million, which was primarily used to pay down borrowings under our revolving loan facilities. SF-I funded all of these purchases through advances under a credit agreement arranged for this purpose.

During 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement, which were issued in four classes  ranging from Class A through Class D notes with a blended fixed rate of 5.4%.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I and recognized a pre-tax gain of $5.8 million.  This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. The proceeds from the sale of the timeshare receivables to SF-III were used to fully pay off the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities.  Simultaneous with the sale of the timeshare receivables to SF-III, SF-I was dissolved, and notes receivable net of allowance for uncollectible notes of $62.9 million and notes payable of $50.4 million were assumed from SF-I, along with other assets, liabilities, and equity of $12.5 million.  The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we are responsible for servicing these timeshare receivables and receive fees for our services. As such fees approximate both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

At December 31, 2007, SF-III held notes receivable totaling $37.2 million, with related borrowings of $29.9 million. For servicing the timeshare receivables, we receive a fee equal to 1.75% of eligible receivables held by SF-III. Such fees were $1.1 million, $1.5 million and $854,000 for the years ended December 31, 2005, 2006, and 2007, respectively. We also serviced notes receivable sold to SF-I for a fee of 1% of eligible receivables held by SF-I. We received fees of $355,000 for the year ended December 31, 2005 for servicing those receivables.

Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of the notes receivable sold to SF-III, we are obligated by the terms of the conduit facility to foreclose upon the Vacation Interval securing a defaulted note receivable. We may, but are not obligated to, purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the years ended December 31, 2005, 2006, and 2007, we paid $386,000, $2.1 million, and $1.2 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals. We had a similar arrangement in place with SF-I in regard to repurchasing the Vacation Intervals securing defaulted contracts. For the year ended December 31, 2005, we paid $988,000 at public auction to repurchase defaulted Vacation Intervals from SF-I.

In the event cash flows from the notes receivable held by the special purpose entities are sufficient to pay all debt service obligations, fees, and expenses, we may receive distributions from the special purpose entities. For the year ended December 31, 2005, we received $4.3 million in cash distributions from SF-I. We received distributions of $1.6 million, $16.6 million, and $8.6 million from SF-III during the years 2005, 2006, and 2007, respectively.

We consider accounts over 60 days past due to be delinquent. As of December 31, 2007, $6.0 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $25.2 million of notes receivable, of which $22.5 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

The activity in gross notes receivable is as follows for the years ended December 31, 2005, 2006, and 2007 (in thousands):

	2005	2006	2007

Balance, beginning of period	$248,972	$230,051	$297,835
Sales	142,984	164,208	181,048
Collections	(64,640)	(67,786)	(80,787)
Receivables charged off, gross	(30,108)	(28,638)	(39,061)
Receivables received via dissolution of SF-I	73,687	—	—
Sold notes receivable	(140,844)	—	—
Balance, end of period	$230,051	$297,835	$359,035

Prior to the adoption of SFAS No. 152, we provided for estimated Vacation Interval defaults at the time the Vacation Interval revenue was recorded by a charge to the provision for uncollectible notes and an increase to the allowance for uncollectible notes. The provision was calculated as the estimated future losses for newly originated Vacation Intervals offset by estimated future recoveries of inventory. Beginning January 1, 2006 with the adoption of SFAS No. 152, we now record estimated uncollectible revenue as a reduction to Vacation Interval sales. The estimated uncollectible revenue represents gross losses for newly originated Vacation Interval sales.  It does not include an offset for estimated inventory recoveries, which is now a component of the relative sales value method in determining cost of sales.

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2005, 2006, and 2007 (in thousands):

	2005	2006	2007

Balance, beginning of period	$52,506	$52,479	$68,118
Reclassification of estimated inventory recoveries on future charge offs	—	11,786	—
Estimated uncollectible revenue	—	32,491	40,071
Provision for uncollectible notes	23,649	—	—
Receivables charged off, gross	(30,108)	(28,638)	(39,061)
Receivables charged off, inventory recoveries	9,390	—	—
Receivables charged off, sales provision	2,629	—	—
Allowance received via dissolution of SF-I	10,803	—	—
Allowance related to notes sold	(16,390)	—	—
Balance, end of period	$52,479	$68,118	$69,128

The allowance for uncollectible notes was 22.9% and 19.3% of gross notes receivable as of December 31, 2006 and 2007, respectively. We will continue our current collection programs and seek new programs to reduce note defaults and improve the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

5.	INVENTORIES

Inventories consist of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Timeshare units	$82,892	$96,869
Amenities	48,001	52,390
Land	16,132	28,504
Other	734	1,425
Total	$147,759	$179,188

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years. Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6.	LAND, EQUIPMENT, BUILDINGS, AND LEASEHOLD IMPROVEMENTS

Land, equipment, buildings, and leasehold improvements consist of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Land	$2,734	$2,734
Vehicles and equipment	9,457	9,911
Office equipment and furniture	34,091	36,375
Buildings and leasehold improvements	19,454	33,640
	65,736	82,660
Less accumulated depreciation	(37,696)	(41,095)
Land, equipment, buildings, and leasehold improvements, net	$28,040	$41,565

Depreciation expense for the years ended December 31, 2005, 2006, and 2007 was $2.7 million, $2.5 million, and $3.5 million, respectively, which includes amortization of equipment acquired under capital leases.

7.	INCOME TAXES

Income tax expense from continuing operations consists of the following components for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Current income tax expense – Federal	$—	$5,025	$3,836
Current income tax expense – State	201	179	782
Total current income tax expense	201	5,204	4,618

Deferred income tax expense – Federal	8,658	7,811	11,391
Deferred income tax expense – State	866	1,387	1,389
Total deferred income tax expense	9,524	9,198	12,780

Total income tax expense	$9,725	$14,402	$17,398

A reconciliation of income tax expense on reported pre-tax income from continuing operations at statutory rates to actual income tax expense for the years ended December 31, 2005, 2006, and 2007 is as follows (in thousands):

	2005		2006		2007
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense at statutory rates	$11,253	35.0%	$13,093	35.0%	$15,786	35.0%
State income taxes, net of Federal income tax benefit	1,125	3.5%	1,309	3.5%	1,579	3.5%
Reconciliation to prior year tax return	—	0.0%	(527)	(1.5)%	—	0.0%
Permanent differences	(3,094)	(9.7)%	96	0.3%	77	0.2%
Other	441	1.4%	431	1.2%	(44)	(0.1)%
Total income tax expense	$9,725	30.2%	$14,402	38.5%	$17,398	38.6%

Deferred income tax assets and liabilities as of December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007
Deferred tax liabilities:
Depreciation	$—	$850
Installment sales income	88,689	99,827
Total deferred tax liabilities	88,689	100,677

Deferred tax assets:
Net operating loss carryforward – pre exchange offer	13,939	8,635
Net operating loss carryforward – post exchange offer	48,578	47,682
AMT tax credit	8,489	13,627
Other	—	270
Total deferred tax assets	71,006	70,214

Net deferred tax liability	$17,683	$30,463

We report substantially all Vacation Interval sales, which we finance, on the installment method for federal income tax purposes. Under the installment method, we do not recognize income on sales of Vacation Intervals until collections, such as down payments and installment payments, are received.   Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2007.

We have been subject to Alternative Minimum Tax (“AMT”) as a result of the deferred income that results from the installment sales treatment of Vacation Interval sales for regular tax purposes. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces any future tax liability from regular federal income tax. This deferred tax asset has an unlimited carryover period.  The AMT credit can be utilized to the extent regular tax exceeds AMT tax liability for a given year.  We estimate our AMT liability for 2007 is $5.5 million, with the result that we will have total minimum tax credit carryforwards of $13.6 million as of December 31, 2007. We also anticipate that we will pay significant AMT in future years.

We applied for and received refunds of AMT of $8.3 million and $1.6 million during 2001 and 2002, respectively, as the result of the carryback of our 2000 AMT loss to 1999, 1998, and 1997.  Due to AMT losses, including carryforwards, we did not have any AMT liability in 2001 and 2002. Therefore, our current minimum tax credits are not limited by the ownership change discussed below.

Our federal net operating losses (“NOL”) expire between 2020 and 2021. Realization of deferred tax assets arising from the NOL is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.  It is more likely than not, the NOL and AMT carryforwards will be realized.

Due to a restructuring in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred. As a result, our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax-exempt rate.  We believe that $22.7 million of our net operating loss carryforwards as of December 31, 2007 are subject to the Section 382 limitations.

The following table summarizes approximate net operating loss carryforwards and related expiration dates at December 31, 2007 (in thousands):

Expiration Dates
2020	$128,017
2021	27,455
$155,472

8.	DEBT

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2006 and 2007 (in thousands):

	2006	2007	Revolving Term	Maturity	Interest Rate
$100 million Textron receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below).	$28,903	$63,119	1/31/10	1/31/13	Prime
$50 million CapitalSource receivable-based revolver	22,831	14,122	4/29/08	4/29/08	Prime + 0.75%
$35 million Wells Fargo Foothill receivable-based revolver	93	8,044	12/31/08	12/31/11	Prime
$150 million SF-IV receivable-based revolver	—	59,268	9/3/09	9/3/11	LIBOR + 1.25%
$37.5 million Liberty Bank receivable-based revolver	—	9,860	9/28/09	9/28/12	LIBOR + 2.40%
$66.4 million Textron receivable-based non-revolving conduit loan	25,090	13,489	—	3/22/14	7.035%
$26.3 million Textron receivable-based non-revolving conduit loan	14,210	7,765	—	9/22/11	7.90%
$128 million SF-V receivable-based non-revolver	113,138	68,761	—	7/16/18	6.70%
$10 million Textron inventory loan agreement	10,000	—	(a)	(a)	LIBOR + 3.25%
$6 million Textron inventory loan agreement	5,000	—	(a)	(a)	Prime + 3.00%
$5 million Textron inventory loan agreement	1,115	—	(a)	(a)	Prime + 3.00%
Textron inventory / acquisition loan agreement (see receivable- based revolver above)	—	30,005	1/31/10	1/31/12	Prime + 1.00%
$30 million CapitalSource inventory loan agreement	18,876	20,091	4/29/09	4/29/11	Prime + 1.50%
$15 million Wells Fargo Foothill inventory loan agreement	5,985	12,982	12/31/08	12/31/10	Prime + 2.00%
Various notes, due from January 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	7,590	6,970	—	various	various
Total notes payable	252,831	314,476
Capital lease obligations	1,719	1,722	—	various	various
Total notes payable and capital lease obligations	254,550	316,198

6.0% senior subordinated notes, due 2007	3,796	—	—	4/1/07	6.00%
10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08	10.50%
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10	8.00%
Interest on the 6.0% senior subordinated notes, due 2007	854	—	—	4/1/07	6.00%
Total senior subordinated notes	31,467	26,817

Total	$286,017	$343,015

(a)	During the first quarter of 2007, the Textron receivable-based revolver and inventory debt were consolidated.

At December 31, 2007, our senior credit facilities provided for loans of up to $507.5 million, of which $200.0 million was available for future advances.  At December 31, 2007, the LIBOR rate on our senior credit facilities was 4.60% (1 month) and the Prime rate on these facilities was 7.25%.

During 2006, we executed a $100 million revolving senior credit facility through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, SF-IV.  SF-IV was formed for the purpose of issuing a $100 million variable funding note to UBS Real Estate Securities Inc. (“UBS”).  During 2006, the facility was amended to increase the availability from $100 million to $125 million, extend the funding period from March 2007 to December 2008, and reduce the interest rate on advances from LIBOR plus 1.5% to LIBOR plus 1.25%.  The facility was further amended in September 2007 to increase the availability from $125 million to $150 million and to extend the funding period from December 2008 to September 2009.  The maturity date of the amended facility was extended to September 2011. The VFN is secured by customer notes receivable sold to SF-IV.  Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. Pursuant to the terms of an agreement, we will continue servicing these customer notes receivable and receive fees for our services.

During 2006, we executed a $128 million term securitization transaction through a newly-formed, wholly-owned and consolidated special purpose finance subsidiary, SF-V.  SF-V was formed for the purpose of issuing $128 million of its Series 2006-A Notes in a private offering and sale through UBS. The Series 2006-A Notes were issued in seven classes ranging from Class A through Class G notes with a blended fixed rate of 6.7%.  The Class A through Class G notes were rated “Aaa,” “Aa2,” “A2,” “Baa1,” “Baa2,” “Baa3,” and “Ba2,” respectively, by Moody’s Investors Service, Inc., and mature in July 2018.  The Series 2006-A Notes are secured by customer notes receivable sold to SF-V by SF-IV and Silverleaf in three separate transactions from August 2006 to November 2006.  The original amount of notes receivable purchased by SF-V to secure the Series 2006-A Notes was $155.1 million and the balance of eligible notes receivable pledged as collateral at December 31, 2007 was $80.4 million. The proceeds from the sale of the customer notes receivable to SF-V were primarily used to pay down consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-V were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Pursuant to the terms of an agreement, we will continue servicing these customer notes receivable and receive fees for our services.

In February 2007, we executed an amended loan agreement with Textron to consolidate our receivables and inventory financing arrangements into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment of Textron is $100 million, which can be borrowed under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisitions financing arrangements.  The maximum commitment with respect to the inventory and acquisition financing arrangements was set at $40 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $40 million.  In October 2007, we further amended the agreement to increase our inventory financing arrangement from $40 million to $50 million.  Under the amended agreement, the maximum commitment with respect to the inventory and acquisition financing arrangements were set at $50 million and $20 million, respectively, with the maximum aggregate commitment on the inventory and acquisition components combined being $50 million.  The interest rate on the receivables component was reduced from Prime plus 1% with a 6% floor to Prime with no floor. The interest rate on advances under the inventory component and the acquisitions component of the consolidated debt are now Prime plus 1%. The interest rates charged under our prior inventory loan agreements with Textron were Prime plus 3% and LIBOR plus 3.25%.  The funding period was extended from June 2008 to January 2010. The receivables component matures January 31, 2013, and the acquisition and inventory components each mature on January 31, 2012.

In September 2007, we entered into a $37.5 million revolving loan agreement with Liberty Bank and other lenders. The loan is secured by customer notes receivable at an advance rate of up to 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged as security.  The revolving loan period will expire on September 28, 2009, and the principal balance of the loan facility will be due on September 28, 2012, or if the revolving period is extended, 36 months from the expiration of the revolving period.  The outstanding principal balance on the facility will bear interest at LIBOR plus 2.40%.  Proceeds from the loan will be used to fund normal business operations and for general working capital purposes.

Notes payable secured by customer notes receivable require that collections from customers be remitted to our senior lenders upon receipt. In addition, we are required to calculate the appropriate “Borrowing Base” for each note payable monthly.  Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed.  In preparing the monthly Borrowing Base reports for our senior lenders, we have classified certain customer notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. Such potentially ineligible notes included in the Borrowing Base relate to a) cancelled notes from customers who have upgraded to a higher value product and b) notes that have been subject to payment concessions.

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, we consider the customer account to be current. Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2006 and 2007, a total of $24.8 million and $22.5 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted.  In addition, as of December 31, 2006 and 2007, $2.5 million and $2.1 million, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2007 (in thousands):

2008	$18,996
2009	1,659
2010	38,452
2011	95,810
2012	40,160
Thereafter	147,938
Total	$343,015

Total interest expense and lender fees for the years ended December 31, 2005, 2006, and 2007 was $17.3 million, $21.7 million, and $24.6 million, respectively. Interest of $1.1 million, $869,000 million, and $2.1 million was capitalized to inventory during the years ended December 31, 2005, 2006, and 2007, respectively.

As of December 31, 2007, eligible customer notes receivable with a face amount of $307.7 million and interval inventory of $55.2 million were pledged as collateral.

Financial Covenants Under Senior Credit Facilities.

The Company’s senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  As of and for the years ended December 31, 2005, 2006, and 2007, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

Certain of our debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company, would constitute an event of default and permit our senior lenders to accelerate the maturity thereof.

Such credit facilities also contain operating covenants as of December 31, 2007, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, maintain sales and marketing expenses as a percentage of Vacation Interval sales below 55% for the latest rolling 12 months (two senior lenders have increased such ratio to 57% as of the last day of each fiscal quarter), maintain notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, the latest quarter, and average of the last four quarters, maintain positive net income for each year end, and for any two consecutive fiscal quarters, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO score can be obtained; (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Existing Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.  At December 31, 2007, we are in compliance with these covenants.

9.	COMMITMENTS AND CONTINGENCIES

Litigation - We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters. Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class. In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is expected to have a material adverse effect on our business, results of operations, or financial position.

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements.  Some of the matters may involve claims, which, if granted, could be materially adverse to our financial position.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

We were the plaintiff in a suit filed in the U.S. District Court for the District of Massachusetts.  The case was styled Silverleaf Resorts, Inc. v. Berkshire Wind Power, LLC, Civil Action No. 06-30152.  We initiated this lawsuit because the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500 acre tract of land we own in Berkshire County, Massachusetts.  Prior to commencement of this litigation, we were in the initial stages of developing this tract of land. Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our future development plans for our property.  Accordingly, we sought to permanently enjoin the construction of the wind farm facility unless certain of its proposed turbines were set back further from our property line on the grounds that, among other things, as proposed it would have constituted a nuisance and would have unreasonably interfered with the reasonable use and enjoyment of our property. Alternatively, we requested damages for the prospective nuisance.  The defendant asserted that we should be responsible for certain costs, including the costs to take the depositions of the defendant's experts.  We asserted that the defendant should pay the costs of the depositions of our experts.  The court originally scheduled a trial for May 21, 2007 on the issue of our request for an injunction, but postponed the trial until November 13, 2007 to allow the parties time to resolve their differences.  Continuing settlement discussions between the parties were unsuccessful and in October 2007, we moved to dismiss this action without prejudice.  The defendant opposed our motion to dismiss unless the dismissal was with prejudice or, alternatively, that the defendant was allowed to recover certain statutory costs.  On February 29, 2008, the court allowed our Motion to Dismiss without prejudice on our outstanding nuisance claim, ruling that the parties should bear their own cost, expenses, and attorney’s fees.  Final judgment dismissing the suit was also entered on February 29, 2008.

We are also a co-plaintiff with two other parties in a related matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, we and our co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC, for a portion of a road needed to access the wind farm facility that is the subject of the U.S. District Court Action.  We seek a court decree that the special permit granted Berkshire Wind expired from non-use and is therefore no longer valid. The case is now in fast track discovery, but no final trial date has been set.

Leases and Other Contractual Commitments - We have entered into noncancelable operating leases covering office and storage facilities and equipment, which will expire at various dates through 2015. The total rental expense charged to operations during the years ended December 31, 2005, 2006, and 2007 was $2.2 million, $2.7 million, and $3.6 million, respectively. We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled contractual commitments as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$42,362	$24,516	$60,527	$113,500	$51,404	$175,739
Capital leases	778	698	291	104	9	—
Operating leases	2,653	2,322	1,513	956	466	717
Construction commitments	19,151	—	—	—	—	—
Total	$64,944	$27,536	$62,331	$114,560	$51,879	$176,456

Long-term debt includes $126.8 million of future interest, using an approximate interest rate of 7.6%, which is our weighted average cost of borrowings at December 31, 2007.  Capital leases include $157,000 of future interest, using an approximate interest rate of 6.1%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2007. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance-sheet conduit financing subsidiary, which is excluded from long-term debt as the note represents only a potential, future cash outlay and is eliminated on a consolidated basis.

Equipment acquired under capital leases consists of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Amount of equipment under capital leases	$2,006	$2,362
Less accumulated depreciation	(237)	(470)
	$1,769	$1,892

At December 31, 2007, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $359.0 million with an allowance for uncollectible notes of $69.1 million.

Employment Agreements - Periodically, we enter into employment agreements with certain executive officers, which provide for minimum annual base salaries and other fringe benefits as determined by our Board of Directors. Certain of these agreements provide for bonuses based on our operating results. The agreements have varying terms of up to three years and typically can be terminated by either party upon 30 days notice, subject to severance provisions. Certain employment agreements provide that such person will not directly or indirectly compete with the Company in any county in which it conducts its business or markets its products for a period of two years following the termination of the agreement. These agreements also provide that such persons will not influence any employee or independent contractor to terminate its relationship with us or disclose any of our confidential information.

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

At December 31, 2007, we have options outstanding under two stock-based compensation plans. Outstanding options have a graded vesting schedule, with equal installments of shares vesting through three years from the original grant date. These options are exercisable at prices ranging from $0.29 to $25.50 per share and expire 10 years from the date of grant.

Stock option transactions during 2005, 2006, and 2007 are summarized as follows:

	2005		2006		2007
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options outstanding, beginning of year	3,651,647	$3.60	3,137,657	$4.20	2,823,807	$4.63
Granted	267,000	$1.62	—	$—	—	$—
Exercised	(634,066)	$0.32	(313,850)	$0.32	(10,000)	$0.32
Expired	—	$—	—	$—	(299,000)	$16.04
Forfeited	(146,924)	$1.33	—	$—	(1,000)	$23.47
Options outstanding, end of year	3,137,657	$4.20	2,823,807	$4.63	2,513,807	$3.28

Exercisable, end of year	2,356,105	$5.34	2,645,807	$4.83	2,424,807	$3.34

For stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$16.00 - $25.50	343,500	$17.28	0.3	343,500	$17.28
$7.31 - $7.31	148,500	7.31	2.0	148,500	7.31
$3.59 - $3.69	75,000	3.64	2.8	75,000	3.64
$1.62 - $1.62	267,000	1.62	7.8	178,000	1.62
$0.29 - $0.32	1,679,807	0.31	5.4	1,679,807	0.31
Total	2,513,807			2,424,807

The aggregate intrinsic value of our outstanding and exercisable stock options at December 31, 2007 is $7.2 million and $7.0 million, respectively, with weighted average remaining lives of 5.6 years and 5.5 years, respectively.  The intrinsic value of stock options exercised during each of the three years ended December 31, 2005, 2006, and 2007 was $1.1 million, $1.1 million and $54,000, respectively.

We adopted SFAS No. 123R using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. The fair value of the stock options granted is estimated using the following weighted average assumptions: expected volatility ranging from 143.2% to 264.4% for all grants, risk-free interest rates which vary for each grant and range from 4.1% to 12.2%, expected life of 7 years for all grants, estimated forfeiture rate of zero for all grants, and no distribution yield for all grants.

Compensation cost will be recognized for any stock option grants issued, modified, repurchased, or canceled after December 31, 2005. We recognized $252,000 and $142,000 of stock-based compensation expense for the years ended December 31, 2006 and 2007, respectively.  At December 31, 2007, unamortized compensation expense related to stock options granted prior to 2006 was $88,000, which will be fully recognized by August 31, 2008.

The following table illustrates the effect on net income and net income per share had we applied the fair-value recognition provisions of SFAS No. 123 to our outstanding stock option grants as of December 31, 2005, prior to the adoption of SFAS No. 123R (in thousands, except per share amounts):

Net income — as reported	$23,167
Deduct: Stock-based compensation expense computed under the fair value method, net of tax	(278)
Net income — pro forma	$22,889

Net income per share, basic
As reported	$0.63
Pro forma	$0.62
Net income per share, diluted
As reported	$0.59
Pro forma	$0.59

The fair value of the stock options granted during 2005 was $1.59. There were no stock options granted during 2006 or 2007.

11.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the water and utility property assets and liabilities were designated as held for sale effective December 31, 2004. In accordance with the provisions of SFAS No. 144, the results of operations of these properties are included in income from discontinued operations.

On March 11, 2005, we sold the water distribution and waste water treatment utilities assets at eight of our timeshare resorts for $13.1 million, which resulted in a gain of $879,000 once all conditions of the sale were met.  Certain of the purchasers entered into a services agreement to provide uninterrupted water supply and waste water treatment services to our eight timeshare resorts to which the sold utility assets relate.  The purchasers charge our timeshare resorts the tariffed rate for those utility services that are regulated by the states in which the resorts are located.  For any unregulated utility services, the purchasers charge a rate set in accordance with the ratemaking procedures of the Texas Commission on Environmental Quality.  The proceeds of our sale of these utility assets were used to reduce senior debt in accordance with our loan agreements with our senior lenders.

Our agreement with the purchasers contains provisions relating to the required post-closing receipt of customary governmental approvals from utility regulators in Missouri and Texas. During 2005, the purchasers received governmental approval from the utility regulators in Missouri. Approval from the utility regulators in Texas is still pending, with a deadline for obtaining such approvals extended to June 2008.  If the purchasers do not receive required approvals by such date or if the deadline for obtaining such approvals is not extended, the Texas assets will be reconveyed to us, the sale will be rescinded, and we will be obligated to return to the purchasers $6.2 million of the purchase price attributable to such assets.

12.	RELATED PARTY TRANSACTIONS

At December 31, 2007, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. Each timeshare owners’ association (except for the Club at Orlando Breeze) has entered into a management agreement with Silverleaf Club, which authorizes the Clubs to manage the Existing Resorts. Silverleaf Club has in turn entered into a management agreement with the Company, whereby we supervise the management and operations of the Existing Resorts. Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club.  However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement as well.  Our management agreements with Silverleaf Club and Orlando Breeze Resort Club provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club.  However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation.  During the third quarter of 2007, the Silverleaf Club management agreement’s term was extended through March 2020 and continues year-to-year thereafter unless cancelled by either party.  The Orlando Breeze Resort Club management agreement’s amended term expires January 2011 and continues in successive 3-year terms thereafter, unless cancelled by either party.  During the years ended December 31, 2005, 2006, and 2007, we recorded management fee income of $1.9 million, $1.9 million, and $2.7 million, respectively, related to Silverleaf Club.  During the year ended December 31, 2007, we recorded management fee income of $135,000 related to Orlando Breeze Resort Club. Prior to 2007, we did not receive payment of management fees from Orlando Breeze Resort Club.

The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs. During the years ended December 31, 2005, 2006, and 2007, we incurred $266,000, $312,000, and $406,000, respectively, of expenses under these agreements. Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs.  During the years ended December 31, 2005, 2006, and 2007, we charged the Clubs $3.3 million, $3.3 million, and $3.6 million, respectively, under these agreements.

The following schedule represents amounts due from and to affiliates at December 31, 2006 and 2007 (in thousands):

	2006	2007

Timeshare owners associations and other, net	$880	$604
Amount due from Silverleaf Club	371	402
Amount due from special purpose entities	—	352
Total amounts due from affiliates	$1,251	$1,358

Amount due to special purpose entities	$246	$—
Total amounts due to affiliates	$246	$—

In December 2007, we sold approximately 5.7 acres of land located in Wood County, Texas, to Mr. Robert E. Mead, our Chief Executive Officer, for $244,000.  Our basis in this tract of land was zero, thus we recorded a gain of $242,000, which represents the sales price, net of closing costs. The aggregate market value of our ownership interests and other rights in this tract of land was determined to be $244,000 at May 7, 2007 based upon an appraisal from an independent appraisal firm.  This transaction was approved by the Board of Directors, with Mr. Mead abstaining.

During 2005, we retained the services of TradeMark Consulting, Co. (“TradeMark”), a consulting company owned and operated by Thomas J. Morris, who became one of our executive officers in August 2005. Mr. Morris entered into an employment agreement with us which provided that the Independent Contractor Consulting Agreement (“Consulting Agreement”) we had with Trademark would not be affected by the employment agreement and that Mr. Morris’ operation of such company would not be a violation of the noncompetition provisions of his employment agreement. The Consulting Agreement provided for certain bonuses to be paid upon Silverleaf’s completion of specified financing transactions. Pursuant to the Consulting Agreement, as amended, with TradeMark, we paid TradeMark $375,324 in fees and other contractual payments related to services rendered before Mr. Morris commenced employment with the Company.  We paid Mr. Morris’ company a bonus of $100,000 in 2006 as a result of the completion of a financing transaction on March 2, 2006.  The Consulting Agreement terminated on March 15, 2006.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short-term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates charged on similar current notes receivable. The carrying value of notes payable and capital lease obligations approximates their fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings.

Our senior subordinated notes of $31.5 million and $26.8 million as of December 31, 2006 and 2007, respectively, had estimated fair values of approximately $19.7 million and $16.8 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

14.	SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, and SF-V, have guaranteed our senior subordinated notes of $26.8 million at December 31, 2007. Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at December 31, 2006 and 2007, and no operations for the years ended December 31, 2005, 2006, and 2007.

15.	401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. Employee contributions vest immediately. We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis. We incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2005, 2006, and 2007.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2006 and 2007 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2007	$58,826	$63,853	$67,535	$64,816
2006	$45,672	$53,033	$56,100	$52,078
Total costs and operating expenses
2007	$48,151	$51,289	$53,719	$56,769
2006	$35,566	$42,041	$46,264	$45,603
Net income
2007	$6,565	$7,727	$8,497	$4,915
2006	$6,215	$6,760	$6,049	$3,982
Net income per common share: basic
2007	$0.17	$0.20	$0.22	$0.13
2006	$0.17	$0.18	$0.16	$0.11
Net income per common share: diluted
2007	$0.17	$0.20	$0.22	$0.12
2006	$0.16	$0.17	$0.15	$0.10