Form 10-Q
period 2008-03-31
SILVERLEAF RESORTS INC
filed 2008-05-08
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of May 7, 2008, 38,068,154 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

SILVERLEAF RESORTS, INC.

Index

PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Vacation Interval sales	$65,081	$53,365
Estimated uncollectible revenue	(14,318)	(8,541)
Net sales	50,763	44,824

Interest income	14,507	12,547
Management fee income	780	615
Other income	976	840
Total revenues	67,026	58,826

Costs and Operating Expenses:
Cost of Vacation Interval sales	4,874	5,770
Sales and marketing	33,537	27,449
Operating, general and administrative	9,292	8,423
Depreciation	1,114	858
Interest expense and lender fees	6,102	5,651
Total costs and operating expenses	54,919	48,151

Income before provision for income taxes	12,107	10,675
Provision for income taxes	(4,661)	(4,110)
Net income	$7,446	$6,565

Basic net income per share	$0.20	$0.17

Diluted net income per share	$0.19	$0.17

Weighted average basic common shares issued and outstanding	37,926,835	37,808,154
Weighted average diluted common shares issued and outstanding	39,377,595	39,362,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)

Cash and cash equivalents	$10,471	$13,170
Restricted cash	12,935	12,816
Notes receivable, net of allowance for uncollectible notes of $70,401 and $69,128, respectively	304,320	289,907
Accrued interest receivable	3,741	3,744
Investment in special purpose entity	6,693	7,315
Amounts due from affiliates	1,971	1,358
Inventories	183,091	179,188
Land, equipment, buildings, and leasehold improvements, net	45,897	41,565
Land held for sale	509	509
Prepaid and other assets	29,309	31,487

TOTAL ASSETS	$598,937	$581,059

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$18,170	$21,071
Accrued interest payable	2,755	2,470
Unearned Vacation Interval sales	205	296
Unearned samplers	6,997	6,921
Income taxes payable	855	782
Deferred income taxes	33,501	30,463
Notes payable and capital lease obligations	326,047	316,198
Senior subordinated notes	26,817	26,817

Total Liabilities	415,347	405,018

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,048,154 and 37,818,154 shares issued and outstanding at March 31,2008 and December 31, 2007, respectively	380	378
Additional paid-in capital	112,801	112,700
Retained earnings	70,409	62,963

Total Shareholders' Equity	183,590	176,041

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$598,937	$581,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2008	37,818,154	$378	$112,700	$62,963	$176,041

Stock-based compensation	-	-	35	-	35
Exercise of stock options	230,000	2	66	-	68
Net income	-	-	-	7,446	7,446

March 31, 2008	38,048,154	$380	$112,801	$70,409	$183,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$7,446	$6,565
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	14,318	8,541
Deferred income taxes	3,038	2,811
Depreciation	1,114	858
Stock-based compensation	35	36
Cash effect from changes in operating assets and liabilities:
Restricted cash	(18)	(4)
Notes receivable	(28,731)	(21,082)
Accrued interest receivable	3	(60)
Investment in special purpose entity	622	1,202
Amounts due from/to affiliates	(613)	(378)
Inventories	(3,903)	(638)
Prepaid and other assets	2,178	(2,735)
Accounts payable and accrued expenses	(2,121)	(4,118)
Accrued interest payable	285	261
Unearned Vacation Interval sales	(91)	75
Unearned samplers	76	6
Income taxes payable	73	1,409
Net cash used in operating activities	(6,289)	(7,251)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(6,212)	(3,815)
Net cash used in investing activities	(6,212)	(3,815)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	51,888	49,036
Payments of debt and capital leases	(42,053)	(26,821)
Restricted cash reserved for payments of debt	(101)	286
Proceeds from exercise of stock options	68	-
Net cash provided by financing activities	9,802	22,501

Net change in cash and cash equivalents	(2,699)	11,435

CASH AND CASH EQUIVALENTS:
Beginning of period	13,170	11,450

End of period	$10,471	$22,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$5,009	$4,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”), as well as all the financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 – Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, these financial statements do not include certain information and disclosures required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included.

Use of Estimates — The preparation of these condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, valuation of our investment in Silverleaf Finance III, LLC (“SF-III”), our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding SF-III. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

SFAS No. 152 — We follow industry specific guidance established by Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”).  In general, SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  We had $205,000 in deferred Vacation Interval sales at March 31, 2008 related to the percentage-of-completion method.

Both of these revenue recognition methods employ the relative sales value method in determining related costs of sales and inventory applicable to each Vacation Interval sale recognized. Under the relative sales value method, a cost of sales percentage is used to apply costs to related sales as follows:

•
Total revenues to be recognized over an entire project or phase, considering both revenues recognized to date plus estimated revenues to be recognized over future periods (considering an estimate of uncollectibility and subsequent resale of recovered Vacation Intervals), are determined.

Index

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

The estimate of total revenue for a particular phase also considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected sales programs to sell slow moving inventory units.  At least quarterly, we evaluate the estimated cost of sales percentage applied to each sale using updated information for total estimated phase revenue and total estimated phase costs. The effects of changes in estimates are accounted for in the period in which such changes first become known on a retrospective basis, such that the balance sheet at the end of the period of change and the accounting in subsequent periods reflect the revised estimates as if such estimates had been the original estimates.

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

Index

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

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., (“SF-I”), our former qualified special purpose entity which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. The proceeds from the sale of the timeshare receivables to SF-III were used to fully pay off the credit facility of SF-I and to pay down amounts we owed under our senior credit facilities. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we are responsible for servicing these timeshare receivables and receive fees for our services. As such fees approximate both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for our investment in our special purpose entity.  On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which also amended SFAS No. 140.  The adoption of SFAS No. 157 did not impact the method in which we calculate the fair value of the investment in our special purpose entity.  However, we have expanded our disclosures about the fair value measurement.  See Note 6 – “Fair Value Measurement.”  The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.4%; expected credit losses – 16.8%; discount rate – 0% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.  We periodically review the carrying value of our investment in special purpose entity for impairment to ensure that the carrying value does not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At March 31, 2008, the estimated costs not yet incurred but expected to complete promised amenities was $1.3 million.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

Index

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) or (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value.

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

Valuation of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first quarters of 2008 and 2007.

Prepaid and Other Assets — Prepaid and other assets consist primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, deferred commissions, novelty inventories, deposits, collected cash in senior lender lock boxes which has not yet been applied to related loan balances, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the lives of the related debt.

Income Taxes — Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the condensed consolidated financial statements. A provision or benefit is recognized for deferred income taxes relating to such temporary differences.  To the extent a deferred tax asset does not meet the criteria of "more likely than not" for realization, a valuation allowance is recorded. Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We have a tax sharing agreement with SF-III.

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

Index

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our interest rate swaps in earnings.  The amounts recognized for such interest rate swaps for the periods ending March 31, 2008 and 2007 were not significant.

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

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes.  Accordingly, we recognized stock-based compensation of $35,000 and $36,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, unamortized compensation expense related to stock options granted prior to 2006 was $53,000, which will be fully recognized by August 31, 2008.

The following table summarizes our outstanding stock options for the three months ended March 31, 2008 and 2007:

	2008	2007
Options outstanding, January 1	2,513,807	2,823,807
Granted	—	—
Exercised	(230,000)	—
Expired	(40,000)	—
Forfeited	—	—
Options outstanding, March 31	2,243,807	2,823,807

Exercisable, March 31	2,154,807	2,645,807

For the three months ended March 31, 2008, the weighted average exercise price of the 230,000 stock options exercised was $0.30 per share, and the intrinsic value was $555,000.  There were no stock options exercised during the first three months of 2007.

Other Recent Accounting Pronouncements —

SFAS No. 157 – We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008.  SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS No. 157 does not expand or require any new fair value measures.  However, the application of this statement may change current practice.  In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009.  Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our special purpose entity and our derivative contracts.  The adoption of SFAS No. 157 did not impact our financial position, results of operations, or cash flows. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.  Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing.

Index

SFAS No. 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  We adopted the provisions of SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business combinations including the following: i) the measurement of acquirer shares issued in consideration for a business combination, ii) the recognition of contingent consideration, iii) the accounting for preacquisition gain and loss contingencies, iv) the recognition of capitalized in-process research and development, v) the accounting for acquisition-related restructuring cost accruals, vi) the treatment of acquisition related transaction costs, and vii) the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently assessing the financial impact the adoption of SFAS No. 141R will have on our consolidated financial position, results of operations, and cash flows.

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

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all entities that prepare consolidated financial statements and to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments as defined in SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is encouraged.  We are currently assessing the financial impact the adoption of SFAS No. 161 will have on our consolidated financial position, results of operations, and cash flows.

Index

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three months ended March 31, 2008 and 2007:

	2008	2007
Weighted average shares outstanding - basic	37,926,835	37,808,154
Issuance of shares from stock options exercisable	1,839,389	2,031,807
Repurchase of shares from stock options proceeds	(388,629)	(477,476)
Weighted average shares outstanding - diluted	39,377,595	39,362,485

Outstanding stock options totaling 1.7 million and 2.0 million were dilutive securities that were included in the computation of diluted earnings per share at March 31, 2008 and 2007, respectively. Outstanding stock options totaling 527,000 and 792,000 were not dilutive at March 31, 2008 and 2007, respectively, because the exercise price for such options exceeded the market price for our common shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The average yield on outstanding notes receivable at March 31, 2008 and 2007 was 16.4% and 15.9%, respectively, with individual rates ranging from 0% to 17.9%.  Notes receivable with an interest rate of 0%, originated primarily between 1997 and 2003, have an outstanding balance at March 31, 2008 of $89,000.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $3.4 million and $2.9 million at March 31, 2008 and 2007, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of March 31, 2008, $4.2 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $26.0 million of notes receivable, of which $22.9 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Notes receivable are scheduled to mature as follows at March 31, 2008 (in thousands):

For the 12-Month Period Ending March 31,
2009	$41,780
2010	42,048
2011	46,376
2012	50,783
2013	53,910
Thereafter	139,824
374,721
Less allowance for uncollectible notes	(70,401)
Notes receivable, net	$304,320

The activity in gross notes receivable is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Balance, beginning of period	$359,035	$297,835
Sales	50,456	40,125
Collections	(21,725)	(19,043)
Receivables charged off	(13,045)	(8,308)
Balance, end of period	$374,721	$310,609

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Balance, beginning of period	$69,128	$68,118
Estimated uncollectible revenue	14,318	8,541
Receivables charged off	(13,045)	(8,308)
Balance, end of period	$70,401	$68,351

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,	Revolving
	2008	2007	Term	Maturity
$100 million receivable-based revolver ($100 million maximum combined receivable, inventory and acquisition commitments, see inventory / acquisition component below)	$68,568	$63,119	1/31/10	1/31/13
$50 million receivable-based revolver	12,477	14,122	4/29/08	4/29/08
$35 million receivable-based revolver	6,803	8,044	12/31/08	12/31/11
$150 million receivable-based revolver	64,878	59,268	9/3/09	9/3/11
$37.5 million receivable-based revolver	22,258	9,860	9/28/09	9/28/12
$66.4 million receivable-based non-revolving conduit loan	11,396	13,489	—	3/22/14
$26.3 million receivable-based non-revolving conduit loan	6,622	7,765	—	9/22/11
$128.1 million receivable-based non-revolver	61,225	68,761	—	7/16/18
Inventory / acquisition loan agreement (see receivable-based revolver above)	27,224	30,005	1/31/10	1/31/12
$30 million inventory loan agreement	23,761	20,091	4/29/09	4/29/11
$15 million inventory loan agreement	12,702	12,982	12/31/08	12/31/10
Various notes, due from January 2009 through August 2016, collateralized by various assets	6,579	6,970	—	various
Total notes payable	324,493	314,476
Capital lease obligations	1,554	1,722	—	various
Total notes payable and capital lease obligations	326,047	316,198

10½% senior subordinated notes, due 2008	2,146	2,146	—	4/1/08
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10
Total senior subordinated notes	26,817	26,817

Total	$352,864	$343,015

At March 31, 2008, our senior credit facilities provided for loans of up to $496.7 million, of which $178.8 million was available for future advances.  Our weighted average cost of borrowings for the quarter ended March 31, 2008 was 6.4% compared to 7.8% for the quarter ended March 31, 2007.

Note 6 – Fair Value Measurement

As discussed in Note 2, we adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value.  Our adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relate to the investment in our special purpose entity and a derivative contract.

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.  The fair value hierarchy consists of the following three levels:

Level 1 -	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 -
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Index

The following table represents our assets measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in special purpose entity	$6,693	$—	$—	$6,693
Interest rate cap derivative	40	—	40	—
Total	$6,733	$—	$40	$6,693

The following table is a rollforward of the investment in our special purpose entity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Beginning balance – December 31, 2007	$7,315
Net investment returns	(622)
Ending balance – March 31, 2008	$6,693

Note 7 – Subsidiary Guarantees

All subsidiaries of the Company, except Silverleaf Finance II, Inc. (“SF-II”), SF-III, Silverleaf Finance IV, LLC (“SF-IV”), and Silverleaf Finance V, L.P. (“SF-V”), have guaranteed our senior subordinated notes of $26.8 million at March 31, 2008. Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at March 31, 2008 and December 31, 2007, and no operations for the three months ended March 31, 2008 and 2007.

Note 8 – Commitments and Contingencies

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

Various legal actions and claims may be instituted or asserted in the future against us and our subsidiaries, including those arising out of our sales and marketing activities and contractual arrangements.  Some of these matters may involve claims, which, if granted, could be materially adverse to our financial position.

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

Note 9 – Subsequent Events

On April 1, 2008, we entered into an amendment with one of our senior lenders to decrease the availability of an existing receivables-based, revolving line of credit from $50 million to $20 million and extend the revolving term and maturity date from April 29, 2008 to June 30, 2008.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This report contains forward-looking statements within the meaning of applicable federal securities laws.  Silverleaf Resorts, Inc. (the “Company” or “we” or “our” or “us”) cautions investors that any forward-looking statements presented herein, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time. Throughout this report, words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and other similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 12, 2008. These risks and uncertainties continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time. It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.

Executive Overview

As of March 31, 2008, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 107,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Index

Results of Operations

The following table sets forth certain operating information for the Company for the three months ended March 31, 2008 and 2007:

	2008	2007

As a percentage of total revenues:
Vacation Interval sales	97.1%	90.7%
Estimated uncollectible revenue	(21.4)%	(14.5)%
Net sales	75.7%	76.2%

Interest income	21.6%	21.3%
Management fee income	1.2%	1.1%
Other income	1.5%	1.4%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	7.5%	10.8%
Sales and marketing	51.5%	51.4%

As a percentage of total revenues:
Operating, general and administrative	13.9%	14.3%
Depreciation	1.7%	1.5%

As a percentage of interest income:
Interest expense and lender fees	42.1%	45.0%

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues

Revenues for the quarter ended March 31, 2008 were $67.0 million, representing an $8.2 million, or 13.9%, increase compared to revenues of $58.8 million for the quarter ended March 31, 2007.  As discussed below, the increase is primarily attributable to an $11.7 million increase in Vacation Interval sales during the first quarter of 2008.

The following table summarizes our Vacation Interval sales for the three months ended March 31, 2008 and 2007 (dollars in thousands, except average price):

	2008			2007
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$27,035	2,502	$10,805	$23,267	1,917	$12,137
Upgrade Interval Sales to Existing Customers	21,473	2,314	9,280	19,402	2,262	8,577
Additional Interval Sales to Existing Customers	16,573	1,966	8,430	10,696	1,098	9,741
Total	$65,081			$53,365

Vacation Interval sales increased 22.0% during the first quarter of 2008 versus the same period of 2007 due to increased interval sales to both new and existing customers as a result of an overall growth in customer tours and continued high closing percentages on our sales to both new and existing customers. The number of interval sales to new customers increased 30.5% offset by a decrease in average prices of 11.0% (due to promotional pricing we offered during the first quarter of 2008 on select products), which resulted in a 16.2% net increase in sales to new customers in the first quarter of 2008 versus the same period of 2007. The number of upgrade interval sales to existing customers increased 2.3% and average prices increased 8.2%, resulting in a 10.7% increase in upgrade interval sales to existing customers during the first quarter of 2008 compared to the same period of 2007. The number of additional interval sales to existing customers increased 79.1% and average prices decreased 13.5% (due to promotional pricing on additional interval sales) resulting in a 54.9% net increase in additional interval sales to existing customers during the first quarter of 2008 versus the same period of 2007.  In addition, Vacation Interval sales to existing owners comprised 58.5% and 56.4% of total Vacation Interval sales in the first quarters of 2008 and 2007, respectively, which continues a favorable sales mix trend toward sales with relatively lower related sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $14.3 million for the first quarter of 2008 versus $8.5 million for the same period of 2007.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 22.0% during the quarter ended March 31, 2008 and 16.0% during the same period of 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 3.6% for the first quarter of 2008 compared to 2.8% for the same period of 2007.  Since the second quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 17.5% for the third quarter of 2007, 18.5% for the fourth quarter of 2007, and 22.0% for the first quarter of 2008.  By doing so, we have maintained the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  We will review the allowance each quarter and make such additional adjustments as necessary.

Index

Interest income increased $2.0 million, or 15.6%, to $14.5 million for the first quarter of 2008 from $12.5 million for the first quarter of 2007. The increase primarily resulted from a higher average notes receivable balance during the first quarter of 2008 versus the same period of 2007, and an increase in the average yield on our outstanding notes receivable to 16.4% at March 31, 2008 from 15.9% at March 31, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $165,000 to $780,000 for the first three months of 2008 versus $615,000 for the same period of 2007, due primarily to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $976,000 for the first quarter of 2008 compared to $840,000 for the first quarter of 2007.  The increase is primarily attributable to income from our water park at The Villages Resort which opened in January 2008 and an increase in hotel income during the first quarter of 2008 versus the comparable prior year period.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and estimated future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of Vacation Interval sales decreased to 7.5% of Vacation Interval sales for the first quarter of 2008 compared to 10.8% in the 2007 comparable period.  Although our estimated inventory cost did not decrease during the first quarter of 2008, cost of sales decreased due to expected increases in our future relative sales value related to an increase in repossession and resale of timeshare intervals and an increase in expected future sales price on some of our higher-end products.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales remained fairly constant at 51.5% for the first quarter of 2008 versus 51.4% for the comparable prior year period.  The $6.1 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales as well as increased costs related to new and existing promotional programs used to generate tours.  These promotional programs were a primary factor in providing us with a 20.7% growth in tours to potential new purchasers and a 22.0% increase in Vacation Interval sales during the first quarter of 2008 versus the first quarter of 2007.  Although the sales mix has shifted slightly towards higher margin sales to existing customers in the first quarter of 2008 compared to the first quarter of 2007, a decrease in average sales price to new customers offset this improvement.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, allowing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $988,000 and $866,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended March 31, 2008 and 2007, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 13.9% for the first quarter of 2008 versus 14.3% for the same period of 2007.  Overall, operating, general and administrative expenses increased by $869,000 for the first quarter of 2008 compared to the same period of 2007, primarily due to an increase in professional fees of $205,000, an increase in salaries of $133,000, an increase in utilities of $112,000, and an increase in bank fees of $108,000 (resulting from higher credit card processing fees related to increased sales volume).

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.7% for the quarter ended March 31, 2008 versus 1.5% for the same quarter of 2007. Overall, depreciation expense was $1.1 million for the first quarter of 2008 compared to $858,000 for the same period of 2007, an increase of $256,000 due to capital expenditures of $19.4 million since March 31, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 42.1% for the first quarter of 2008 compared to 45.0% for the same period of 2007.  Overall, interest expense and lender fees increased $451,000 for the first quarter of 2008 versus the same period of 2007 primarily due to a larger average debt balance outstanding during the first quarter of 2008, which was $347.0 million in the first quarter of 2008 compared to $290.6 million for the prior year comparative period, partially offset by a decrease in our weighted average cost of borrowings to 6.4% for the quarter ended March 31, 2008 compared to 7.8% for the quarter ended March 31, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $12.1 million for the quarter ended March 31, 2008 compared to $10.7 million for the quarter ended March 31, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended March 31, 2008 and 2007. As of January 1, 2008, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2007 and March 31, 2008, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $7.4 million for the quarter ended March 31, 2008 compared to $6.6 million for the quarter ended March 31, 2007 as a result of the above-mentioned operating results.

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

During the three months ended March 31, 2008, cash used in operating activities was $6.3 million compared to $7.3 million during the same period of 2007.  This $1.0 million decrease in cash used in operating activities during the first three months of 2008 versus the comparable 2007 period primarily resulted from the timing of operational payments.

Index

Although it appears we have adequate liquidity to meet our needs through 2009, we continue to identify additional financing arrangements.  To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

Uses of Cash. During the first three months of 2008, investing activities used $6.2 million of cash compared to $3.8 million during the first three months of 2007.  The total cash used in both of these periods included purchases of equipment, leasehold improvements, and construction of the water park at The Villages Resort, as well as other general capital expenditures.

During the first quarter of 2008, net cash provided by financing activities was $9.8 million compared to $22.5 million for the comparable 2007 period.  The net cash of $9.8 million provided by financing activities during the first three months of 2008 was primarily the result of $51.9 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $42.1 million of payments on borrowings against pledged notes receivable and our inventory loans.  The net cash of $22.5 million provided by financing activities during the first quarter of 2007 was primarily the result of $49.0 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $26.8 million of payments on borrowings against pledged notes receivable.

At March 31, 2008, our senior credit facilities provided for loans of up to $496.7 million, of which $317.9 million of principal related to advances under the credit facilities was outstanding.  As of March 31, 2008, the weighted average cost of funds for all borrowings was 6.4%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of March 31, 2008, $4.2 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified special purpose entity which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III pursuant to a transfer agreement between us and SF-III.  The proceeds from the sale of the timeshare receivables to SF-III of $108.7 million were primarily used to fully pay off the credit facility of SF-I and to pay down amounts we owed under credit facilities with our senior lenders. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. In accordance with the agreement, we are responsible for servicing the timeshare receivables purchased by SF-III and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $150,000 and $261,000 for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, SF-III held notes receivable totaling $32.8 million, with related borrowings of $26.0 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. We may, but are not obligated to, purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the three months ended March 31, 2008, we paid $201,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $6.7 million at March 31, 2008, which represents our maximum exposure to loss regarding our obligation with SF-III.

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

Income Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method.  Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable.  The deferral of income tax liability conserves cash resources on a current basis.  Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received.  If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The condensed consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable.  We do not currently have a valuation reserve for deferred taxes.

Index

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2007 and for the three months ended March 31, 2008, and anticipate that we will pay significant AMT in future periods.

Federal net operating losses (“NOLs”) of $155.5 million existing at December 31, 2007 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a restructuring that occurred in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred.  As a result, our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax exempt rate.  We believe that $22.7 million of our net operating loss carryforwards as of December 31, 2007 were subject to the Section 382 limitations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $496.7 million at March 31, 2008, have a fixed-to-floating debt ratio of 25% fixed-rate debt to 75% floating-rate debt.  The impact of a one-point effective interest rate change on the $238.7 million balance of variable-rate financial instruments at March 31, 2008 would be approximately $367,000 on our results of operations, after taxes, for the three months ended March 31, 2008, or approximately $0.01 per diluted share.

At March 31, 2008, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at March 31, 2008 would result in a fair value decrease of approximately $12.3 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  During the first quarters of 2008 and 2007, approximately 22.7% and 21.2%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not worsen.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 22.0% during the first quarter of 2008 from 18.5% in the previous quarter.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections procedures and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

Index

If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid note balance, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, we have generally not pursued this remedy.

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 75% of our indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $18.0 million at March 31, 2008.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at March 31, 2008 was $64.9 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $26.0 million at March 31, 2008, bear interest at a blended fixed rate of 5.4%.

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

Item 4.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a co-plaintiff with two other parties in a related matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, we and our co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC, for a portion of a road needed to access the wind farm facility that was the subject of the U.S. District Court Action.  We seek a court decree that the special permit granted Berkshire Wind expired from non-use and is therefore no longer valid. The case is now in fast track discovery, but no final trial date has been set.

Item 1A.  Risk Factors

No changes.

Index

Item 6.     Exhibits

(a)	Exhibits filed herewith:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of CAO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3	Certification of CAO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2008	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: May 7, 2008	By:	/s/ ROBERT M. SINNOTT
Robert M. Sinnott
Chief Financial Officer

Dated: May 7, 2008	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Accounting Officer

Index

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CAO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of CAO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002