Form 10-Q
period 2008-06-30
SILVERLEAF RESORTS INC
filed 2008-08-07
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes  ☐  No  ☒

As of August 7, 2008, 38,078,154 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

SILVERLEAF RESORTS, INC.

INDEX

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Vacation Interval sales	$67,959	$58,577	$133,040	$111,942
Estimated uncollectible revenue	(16,242)	(9,372)	(30,560)	(17,913)
Net sales	51,717	49,205	102,480	94,029

Interest income	15,310	12,940	29,817	25,487
Management fee income	780	615	1,560	1,230
Other income	1,261	1,093	2,237	1,933
Total revenues	69,068	63,853	136,094	122,679

Costs and Operating Expenses:
Cost of Vacation Interval sales	7,756	5,683	12,630	11,453
Sales and marketing	33,940	29,142	67,477	56,591
Operating, general and administrative	10,224	9,480	19,516	17,903
Depreciation	1,210	858	2,324	1,716
Interest expense and lender fees	6,367	6,126	12,469	11,777
Total costs and operating expenses	59,497	51,289	114,416	99,440

Income before provision for income taxes	9,571	12,564	21,678	23,239
Provision for income taxes	(3,685)	(4,837)	(8,346)	(8,947)

Net income	$5,886	$7,727	$13,332	$14,292

Basic net income per share	$0.15	$0.20	$0.35	$0.38

Diluted net income per share	$0.15	$0.20	$0.34	$0.36

Weighted average basic common shares outstanding	38,065,077	37,808,154	37,995,956	37,808,154

Weighted average diluted common shares outstanding	39,289,637	39,396,758	39,346,094	39,384,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)

Cash and cash equivalents	$14,669	$13,170
Restricted cash	19,693	12,816
Notes receivable, net of allowance for uncollectible notes of $77,099 and $69,128, respectively	314,232	289,907
Accrued interest receivable	3,952	3,744
Investment in special purpose entity	5,975	7,315
Amounts due from affiliates	3,042	1,358
Inventories	183,548	179,188
Land, equipment, buildings, and leasehold improvements, net	51,396	41,565
Land held for sale	509	509
Prepaid and other assets	34,178	31,487

TOTAL ASSETS	$631,194	$581,059

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$15,563	$21,071
Accrued interest payable	2,467	2,470
Unearned Vacation Interval sales	-	296
Unearned samplers	7,059	6,921
Income taxes payable	2,456	782
Deferred income taxes	34,749	30,463
Notes payable and capital lease obligations	354,711	316,198
Senior subordinated notes	24,671	26,817

Total Liabilities	441,676	405,018

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,068,154 and 37,818,154 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	381	378
Additional paid-in capital	112,842	112,700
Retained earnings	76,295	62,963

Total Shareholders' Equity	189,518	176,041

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$631,194	$581,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2008	37,818,154	$378	$112,700	$62,963	$176,041

Stock-based compensation	-	-	70	-	70
Exercise of stock options	250,000	3	72	-	75
Net income	-	-	-	13,332	13,332

June 30, 2008	38,068,154	$381	$112,842	$76,295	$189,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$13,332	$14,292
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	30,560	17,913
Deferred income taxes	4,286	5,826
Depreciation	2,324	1,716
Stock-based compensation	70	71
Cash effect from changes in operating assets and liabilities:
Restricted cash	(1,350)	(5)
Notes receivable	(54,565)	(46,436)
Accrued interest receivable	(208)	(282)
Investment in special purpose entity	1,340	2,911
Amounts due from/to affiliates	(1,684)	(1,328)
Inventories	(4,360)	(8,074)
Prepaid and other assets	(2,691)	(4,392)
Accounts payable and accrued expenses	(4,728)	(1,529)
Accrued interest payable	(3)	484
Unearned Vacation Interval sales	(296)	1,057
Unearned samplers	138	906
Income taxes payable	1,674	222
Net cash used in operating activities	(16,161)	(16,648)

INVESTING ACTIVITIES:
Additions to land, equipment, buildings, and leasehold improvements	(12,921)	(6,399)
Net cash used in investing activities	(12,921)	(6,399)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	224,208	81,337
Payments of debt and capital leases	(188,175)	(62,737)
Restricted cash reserved for payments of debt	(5,527)	674
Proceeds from exercise of stock options	75	-
Net cash provided by financing activities	30,581	19,274

Net change in cash and cash equivalents	1,499	(3,773)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,170	11,450

End of period	$14,669	$7,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$10,570	$10,639
Income taxes paid	$1,246	$2,900
Income tax refund	$1,646	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$1,072	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”), as well as all the financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Use of Estimates — The preparation of these condensed consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, valuation of our investment in Silverleaf Finance III, LLC (“SF-III”), our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

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

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  There were no sales deferred at June 30, 2008 related to the percentage-of-completion method.

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

Index

•
Total costs of a project or phase, considering both costs already incurred plus estimated costs to complete the phase, if any, are determined. Common costs, including amenities, are included in total estimated costs and allocated to inventory phases that such costs are expected to benefit.

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

Restricted Cash — Restricted cash consists of certificates of deposit, collateral for construction bonds, and cash reserved for payments of debt.

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

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to certain recourse obligations. Recourse on sales of customer notes receivable is governed by agreements between the purchasers of said notes and the Company.

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

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for our investment in our special purpose entity.  On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which also amended SFAS No. 140.  The adoption of SFAS No. 157 did not impact the method in which we calculate the fair value of the investment in our special purpose entity, however, did require expanded disclosures about the fair value measurement.  See Note 6 – “Fair Value Measurements.”  The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.3%; expected credit losses – 16.2%; discount rate – 0% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.  We periodically review the carrying value of our investment in special purpose entity for impairment to ensure that the carrying value does not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At June 30, 2008, the estimated costs not yet incurred but expected to complete promised amenities was $956,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) or (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value.

Index

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

Valuation of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first six months of 2008 and 2007.

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

Index

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our interest rate swaps in earnings.  The amounts recognized for such interest rate swaps for the six months ended June 30, 2008 and 2007 were not significant.

Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period.  Earnings per share assuming dilution is computed by dividing net income by the weighted average number of common shares and potentially dilutive shares outstanding during the period.  The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of stock options.

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method. Under this transition method, for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes.  Accordingly, we recognized stock-based compensation of $70,000 and $71,000 for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, unamortized compensation expense related to stock options granted prior to 2006 was $18,000, which will be fully recognized by August 31, 2008.

The following table summarizes our outstanding stock options for the six months ended June 30, 2008 and 2007:

	2008	2007
Options outstanding, January 1	2,513,807	2,823,807
Granted	—	—
Exercised	(250,000)	—
Expired	(233,500)	(297,000)
Forfeited	—	(1,000)
Options outstanding, June 30	2,030,307	2,525,807

Exercisable, June 30	1,941,307	2,347,807

For the six months ended June 30, 2008, the weighted average exercise price of the 250,000 stock options exercised was $0.30 per share and the intrinsic value was $592,000.  There were no stock options exercised during the first six months of 2007.

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

Index

SFAS No. 159 – We adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  The adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations, or cash flows.

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

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”).  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69.  We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations, or cash flows.

Index

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	38,065,077	37,808,154	37,995,956	37,808,154
Issuance of shares from stock options exercisable	1,699,884	2,031,807	1,769,637	2,031,807
Repurchase of shares from stock options proceeds	(475,324)	(443,203)	(419,499)	(455,623)
Weighted average shares outstanding - diluted	39,289,637	39,396,758	39,346,094	39,384,338

Outstanding stock options totaling 1.7 million and 2.0 million were dilutive securities that were included in the computation of diluted earnings per share at June 30, 2008 and 2007, respectively. Outstanding stock options totaling 334,000 and 494,000 were not dilutive at June 30, 2008 and 2007, respectively, because the exercise price for such options exceeded the market price for our common shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The average yield on outstanding notes receivable at June 30, 2008 and 2007 was 16.4% and 16.0%, respectively, with individual rates ranging from 0% to 17.9%.  As of June 30, 2008, $1.1 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $3.2 million and $3.6 million at June 30, 2008 and 2007, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of June 30, 2008, $5.5 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $26.6 million of notes receivable, of which $23.3 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Notes receivable are scheduled to mature as follows at June 30, 2008 (in thousands):

For the 12-Month Period Ending June 30,
2009	$43,779
2010	43,129
2011	48,657
2012	53,597
2013	56,033
Thereafter	146,136
391,331
Less allowance for uncollectible notes	(77,099)
Notes receivable, net	$314,232

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$374,721	$310,609	$359,035	$297,835
Sales	49,237	45,643	99,693	85,768
Collections	(23,083)	(20,289)	(44,808)	(39,332)
Receivables charged off	(9,544)	(7,140)	(22,589)	(15,448)
Balance, end of period	$391,331	$328,823	$391,331	$328,823

Index

The activity in the allowance for uncollectible notes is as follows for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$70,401	$68,351	$69,128	$68,118
Estimated uncollectible revenue	16,242	9,372	30,560	17,913
Receivables charged off	(9,544)	(7,140)	(22,589)	(15,448)
Balance, end of period	$77,099	$70,583	$77,099	$70,583

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007	Revolving Term	Maturity
$100 million receivable-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$22,014	$63,119	1/31/10	1/31/13
$20 million receivable-based revolver	4,732	14,122	6/29/10	6/29/10
$35 million receivable-based revolver	1,643	8,044	12/31/08	12/31/11
$150 million receivable-based revolver	44,407	59,268	9/3/09	9/3/11
$37.5 million receivable-based revolver	34,886	9,860	9/28/09	9/28/12
$66.4 million receivable-based non-revolving conduit loan	9,695	13,489	—	3/22/14
$26.3 million receivable-based non-revolving conduit loan	5,631	7,765	—	9/22/11
$128.1 million receivable-based non-revolver	54,628	68,761	—	7/16/18
$115.4 million receivable-based non-revolver, including a total remaining discount of approximately $7.7 million	104,032	—	—	3/15/20
Inventory / acquisition loan agreement (see $100 million receivable-based revolver above)	26,704	30,005	1/31/10	1/31/12
$50 million inventory loan agreement	27,584	20,091	4/29/10	4/29/12
$15 million inventory loan agreement	10,176	12,982	12/31/08	12/31/10
Various notes, due from January 2009 through August 2016, collateralized by various assets	6,185	6,970	—	various
Total notes payable	352,317	314,476
Capital lease obligations	2,394	1,722	—	various
Total notes payable and capital lease obligations	354,711	316,198

10½% senior subordinated notes, due 2008	—	2,146	—	4/1/08
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10
Total senior subordinated notes	24,671	26,817

Total	$379,382	$343,015

At June 30, 2008, our senior credit facilities provided for loans of up to $541.2 million, of which $195.0 million was available for future advances.  Our weighted average cost of borrowings for the six months ended June 30, 2008 was 6.3% compared to 7.7% for the six months ended June 30, 2007.

For the three and six months ended June 30, 2008, interest expense and lender fees related to debt collateralized by assets supporting interest income are $5.7 million and $11.1 million, respectively.  For the three and six months ended June 30, 2007, interest expense and lender fees related to debt collateralized by assets supporting interest income are $5.4 million and $10.8 million, respectively.

Effective April 1, 2008, we amended our $50.0 million receivable-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 29, 2008 to June 30, 2008.  Effective June 10, 2008, this receivable-based facility was further amended to extend the revolving term and maturity date from June 2008 to June 2010, with the option to extend for a one-year term.  The interest rate on advances under the receivables facility remained the same at the Prime rate plus 0.75%, with the addition of a Prime rate floor of 5.5%.  Effective June 10, 2008, we also amended our inventory facility with this same senior lender to increase availability from $30 million to $50 million and extend the revolving period April 2009 to April 2010 and the maturity date from April 2011 to April 2012, with the option to extend both for additional one-year terms.  The interest rate on advances under the inventory facility remained the same at the Prime rate plus 1.5%, with the addition of a Prime rate floor of 5.5%.  Regarding the inventory facility, the financial covenant for the maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .55 to 1 to .60 to 1.  In addition, in the event that this ratio is no longer required to be tested under our $100 million consolidated receivables, inventory, and acquisition revolving line of credit with another of our senior lenders, this covenant would no longer be required by the senior lender of our amended $50 million inventory facility.

Index

Effective June 6, 2008, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, Silverleaf Finance VI, LLC (“SF-VI”).  SF-VI was formed for the purpose of issuing approximately $115.4 million of its Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) in a private offering and sale through certain financial institutions.  The Series 2008-A Notes were issued in seven classes with a blended coupon rate of 7.263% and at discounts totaling approximately $8.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 10.7%.  The Series 2008-A Notes have a final maturity date of March 2020.  As discussed below, credit facilities with certain of our other senior lenders have been amended to modify the availability under the loan agreements as a result of such lenders’ participation in the securitization.

The Series 2008-A Notes are secured by customer notes receivable sold to SF-VI by Silverleaf Finance IV, LLC (“SF-IV”) and Silverleaf.  The customer notes receivable sold to SF-VI were previously sold to SF-IV or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders.  The cash proceeds from the sale of the customer notes receivable to SF-VI were primarily used to repay approximately $93.8 million in consolidated indebtedness to senior lenders.  All customer notes receivable purchased by SF-VI were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes.  Silverleaf, however, is obligated to pay up to an aggregate of $1 million to SF-VI in the event there are insufficient funds available on scheduled payment dates to make required debt payments.  Pursuant to the terms of an agreement, we will continue to service these customer notes receivable and receive fees for our services.

Effective June 6, 2008, we amended our $35 million revolving receivable-based facility and $15 million revolving inventory facility.  Regarding the receivable-based facility, the commitment for financing of our receivables is the lesser of (a) $35 million or (b) the amount by which $75 million exceeds the sum of the aggregate amount of the outstanding Series 2008-A Notes purchased by the senior lender plus the amount outstanding under the inventory facility. Regarding the inventory facility, the commitment for financing of our inventory is the lesser of (a) $15 million or (b) the amount by which $75 million exceeds the sum of the aggregate amount of the outstanding Series 2008-A Notes purchased by the senior lender plus the amount outstanding under the receivable-based facility.

Effective June 6, 2008, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The availability under the acquisition loan component of the $100 million line of credit was reduced from $20 million to $10 million.  The total availability under the facility was reduced by the aggregate of the outstanding principal balance of the Series 2008-A Notes owned by the senior lender and an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities for $66.4 million and $26.3 million, respectively, provided by the senior lender to Silverleaf Finance II, Inc. (“SF-II”).  The interest rate under the acquisition line was increased from Prime rate plus 1% to Prime rate plus 3%, but never less than 8%.  The interest rate on the receivables line remained Prime rate, with the addition of a 6% floor.  The interest rate on the inventory line remained Prime rate plus 1%, with the addition of a 6% floor.  In addition, certain financial covenants were also modified.  The maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1.  The interest coverage ratio of at least 1.25 to 1 was modified to calculate the ratio based upon a trailing twelve month period as opposed to a calculation based upon the calendar quarter as previously required.

Note 6 – Fair Value Measurements

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

Index

Level 2 -
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in special purpose entity	$5,975	$—	$—	$5,975
Interest rate cap derivative	66	—	66	—
Total	$6,041	$—	$66	$5,975

The following table is a rollforward of the investment in our special purpose entity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2008 (in thousands):

	Three Months	Six Months

Balance, beginning of period	$6,693	$7,315
Net investment returns	(718)	(1,340)
Balance, end of period	$5,975	$5,975

Note 7 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, Silverleaf Finance V, L.P., and SF-VI, have guaranteed our senior subordinated notes of $24.7 million at June 30, 2008. Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at June 30, 2008 and December 31, 2007, and no operations for the six months ended June 30, 2008 and 2007.

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

Index

Note 9 – Subsequent Events

Effective July 2, 2008, we amended our $37.5 million receivable-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013, or if the revolving period is further extended, 36 months from the expiration of the revolving period.  The financial covenant for the maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1 and is based on a cumulative ratio for the immediately preceding four consecutive fiscal quarters.  The interest rate on advances under the receivables facility remained unchanged at the LIBOR plus 2.40%, with the addition of a LIBOR floor of 2.85%.

On July 29, 2008, our shareholders approved our 2008 Stock Option Plan, which reserves for issuance up to two million shares of our common stock as either incentive or nonqualified stock options to our directors, officers, and key employees.

On July 29, 2008, our Board of Directors authorized us to purchase up to two million shares of our common stock from time to time in the open market or in negotiated transactions.  This stock repurchase program expires July 2010.

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

Executive Overview

As of June 30, 2008, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 109,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Index

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
As a percentage of total revenues:
Vacation Interval sales	98.4%	91.7%	97.8%	91.2%
Estimated uncollectible revenue	-23.5%	-14.7%	-22.5%	-14.6%
Net sales	74.9%	77.0%	75.3%	76.6%

Interest income	22.2%	20.3%	21.9%	20.8%
Management fee income	1.1%	1.0%	1.1%	1.0%
Other income	1.8%	1.7%	1.7%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	11.4%	9.7%	9.5%	10.2%
Sales and marketing	49.9%	49.7%	50.7%	50.6%

As a percentage of total revenues:
Operating, general and administrative	14.8%	14.8%	14.3%	14.6%
Depreciation	1.8%	1.3%	1.7%	1.4%

As a percentage of interest income:
Interest expense and lender fees	41.6%	47.3%	41.8%	46.2%

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues

Revenues for the quarter ended June 30, 2008 were $69.1 million, representing a $5.2 million, or 8.2%, increase compared to revenues of $63.9 million for the quarter ended June 30, 2007.  As discussed below, the increase is primarily attributable to a $9.4 million increase in Vacation Interval sales during the second quarter of 2008.

The following table summarizes our Vacation Interval sales for the three months ended June 30, 2008 and 2007 (dollars in thousands, except average price):

	2008			2007
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$26,551	2,350	$11,298	$22,918	1,841	$12,449
Upgrade Interval Sales to Existing Customers	22,104	2,278	9,703	23,174	2,639	8,781
Additional Interval Sales to Existing Customers	19,304	1,894	10,192	12,485	1,267	9,854
Total	$67,959			$58,577

Vacation Interval sales increased 16.0% during the second quarter of 2008 versus the same period of 2007 due to increased interval sales to both new and existing customers as a result of continued high closing percentages and an increase in average sales prices for upgrades and second-week sales to existing customers. The number of interval sales to new customers increased 27.6% offset by a decrease in average prices of 9.2% (due to promotional pricing we offered during the second quarter of 2008 on select products), which resulted in a 15.9% net increase in sales to new customers in the second quarter of 2008 versus the same period of 2007. The number of upgrade interval sales to existing customers decreased 13.7% and average prices increased 10.5%, resulting in a 4.6% decrease in upgrade interval sales to existing customers during the second quarter of 2008 compared to the same period of 2007. The number of additional interval sales to existing customers increased 49.5% and average prices increased 3.4% resulting in a 54.6% net increase in additional interval sales to existing customers during the second quarter of 2008 versus the same period of 2007. In addition, Vacation Interval sales to existing owners comprised 60.9% of total Vacation Interval sales in the second quarters of 2008 and 2007, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers, which have relatively lower related sales and marketing costs.

Index

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $16.2 million for the second quarter of 2008 versus $9.4 million for the same period of 2007.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 23.9% during the quarter ended June 30, 2008 and 16.0% during the same period of 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 2.5% for the second quarter of 2008 compared to 2.3% for the same period of 2007.  Since the second quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 17.5% for the third quarter of 2007, 18.5% for the fourth quarter of 2007, 22.0% for the first quarter of 2008, and 23.9% for the second quarter of 2008.  By doing so, we have maintained the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  We will review the allowance each quarter and make such additional adjustments as necessary.

Interest income increased $2.4 million, or 18.3%, to $15.3 million for the second quarter of 2008 from $12.9 million for the second quarter of 2007. The increase primarily resulted from a higher average notes receivable balance during the second quarter of 2008 versus the same period of 2007 and an increase in the average yield on our outstanding notes receivable to 16.4% at June 30, 2008 from 16.0% at June 30, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $165,000 to $780,000 for the second quarter of 2008 versus $615,000 for the same period of 2007, due primarily to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $1.3 million for the second quarter of 2008 compared to $1.1 million for the second quarter of 2007.  The increase is primarily attributable to income from our water park at The Villages Resort which opened in January 2008.

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

Cost of Vacation Interval sales increased to 11.4% of Vacation Interval sales for the second quarter of 2008 compared to 9.7% in the 2007 comparable period.  This increase resulted from sales of higher cost basis inventory during the second quarter of 2008.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 49.9% for the second quarter of 2008 versus 49.7% for the comparable prior year period.  The $4.8 million increase in sales and marketing expense is primarily attributable to a 16.0% increase in Vacation Interval sales during the second quarter of 2008 versus the second quarter of 2007.  The sales mix remained the same in the second quarter of 2008 compared to the second quarter of 2007 at 60.9% of  sales to existing customers versus 39.1% of sales to new customers.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, allowing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $725,000 and $758,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended June 30, 2008 and 2007, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained flat at 14.8% for the second quarter of 2008 versus the same period of 2007.  Overall, operating, general and administrative expenses increased by $744,000 for the second quarter of 2008 compared to the same period of 2007, primarily due to an increase in salaries of $611,000.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.8% for the quarter ended June 30, 2008 versus 1.3% for the same quarter of 2007. Overall, depreciation expense was $1.2 million for the second quarter of 2008 compared to $858,000 for the same period of 2007, an increase of $352,000 due to capital expenditures of $23.6 million since June 30, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 41.6% for the second quarter of 2008 compared to 47.3% for the same period of 2007.  Overall, interest expense and lender fees increased $241,000 for the second quarter of 2008 versus the same period of 2007 primarily due to a larger average debt balance outstanding during the second quarter of 2008, which was $366.1 million compared to $306.4 million for the prior year comparative period, partially offset by a decrease in our weighted average cost of borrowings to 6.2% for the quarter ended June 30, 2008 compared to 7.7% for the quarter ended June 30, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $9.6 million for the quarter ended June 30, 2008 compared to $12.6 million for the quarter ended June 30, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended June 30, 2008 and 2007.

Net Income

Net income was $5.9 million for the quarter ended June 30, 2008 compared to $7.7 million for the quarter ended June 30, 2007 as a result of the above-mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenues

Revenues for the six months ended June 30, 2008 were $136.1 million, representing a $13.4 million, or 10.9%, increase compared to revenues of $122.7 million for the six months ended June 30, 2007.  As discussed below, the increase is primarily attributable to a $21.1 million increase in Vacation Interval sales offset by a $12.6 million increase in estimated uncollectible revenue during the first six months of 2008.

The following table summarizes our Vacation Interval sales for the six months ended June 30, 2008 and 2007 (dollars in thousands, except average price):

	2008			2007
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$53,586	4,852	$11,044	$46,185	3,758	$12,290
Upgrade Interval Sales to Existing Customers	43,577	4,592	9,490	42,576	4,901	8,687
Additional Interval Sales to Existing Customers	35,877	3,860	9,295	23,181	2,365	9,802
Total	$133,040			$111,942

Index

Vacation Interval sales increased 18.8% during the first six months of 2008 versus the same period of 2007 due to increased interval sales to both new and existing customers as a result of an overall growth in customer tours and continued high closing percentages. The number of interval sales to new customers increased 29.1% offset by a decrease in average prices of 10.1% (due to promotional pricing we offered during the first half of 2008 on select products), which resulted in a 16.0% net increase in sales to new customers in the first half of 2008 versus the same period of 2007. The number of upgrade interval sales to existing customers decreased 6.3% but average prices increased 9.2%, resulting in a 2.4% increase in upgrade interval sales to existing customers during the first six months of 2008 compared to the same period of 2007. The number of additional interval sales to existing customers increased 63.2% and average prices decreased 5.2% (due to promotional pricing on additional interval sales) resulting in a 54.8% net increase in additional interval sales to existing customers during the first six months of 2008 versus the same period of 2007.  In addition, Vacation Interval sales to existing owners comprised 59.7% and 58.7% of total Vacation Interval sales in the first six months of 2008 and 2007, respectively, which continues our favorable sales mix trend toward sales with relatively lower related sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $30.6 million for the first half of 2008 versus $17.9 million for the same period of 2007. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 23.0% during the first six months of 2008 and 16.0% during the same period of 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 6.3% for the six months ended June 30, 2008 compared to 5.2% for the same period of 2007.  Since the second quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 17.5% for the third quarter of 2007, 18.5% for the fourth quarter of 2007, 22.0% for the first quarter of 2008, and 23.9% for the second quarter of 2008.  By doing so, we have maintained the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  We will review the allowance each quarter and make such additional adjustments as necessary.

Interest income increased $4.3 million, or 17.0%, to $29.8 million during the first half of 2008 from $25.5 million during the same period of 2007. The increase primarily resulted from a higher average notes receivable balance during the first half of 2008 versus the same period of 2007 and an increase in the average yield on our outstanding notes receivable to 16.4% at June 30, 2008 from 16.0% at June 30, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $330,000 to $1.6 million for the first six months of 2008 versus $1.2 million for the same period of 2007, due primarily to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $2.2 million for the first six months of 2008 compared to $1.9 million for the same period in 2007.  The increase is primarily attributable to income from our water park at The Villages Resort which opened in January 2008.

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

Cost of Vacation Interval sales decreased to 9.5% of Vacation Interval sales for the first half of 2008 compared to 10.2% in the 2007 comparable period.  This decrease resulted from expected increases in our future relative sales value related to an increase in expected future sales prices on some of our higher-end products, partially offset by sales of higher cost basis inventory during the first six months of 2008.

Index

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales remained fairly constant at 50.7% for the six-month period ended June 30, 2008 as compared to 50.6% for the same period of 2007.  The $10.9 million increase in sales and marketing expense is primarily attributable to our increased volume of Vacation Interval sales.  The sales mix remained fairly constant for the first six months of 2008 compared to the first six months of 2007 at 59.7% of sales to existing customers in 2008 versus 58.7% of sales to existing customers in 2007.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, allowing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $1.7 million and $1.6 million of sampler revenues were recorded as a reduction to sales and marketing expense for the six months ended June 30, 2008 and 2007, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.3% for the first half of 2008 versus 14.6% for the same period of 2007.  Overall, operating, general and administrative expenses increased by $1.6 million for the first six months of 2008 compared to the same period of 2007, primarily due to an increase in salaries of $743,000, an increase in bank fees of $263,000 (resulting from higher credit card processing fees related to increased sales volume), and an increase in utilities of $192,000 (primarily due to the opening of the water park at The Villages Resort in January of 2008).

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.7% for the six months ended June 30, 2008 versus 1.4% for the same period of 2007. Overall, depreciation expense was $2.3 million for the first half of 2008 compared to $1.7 million for the same period of 2007, an increase of $608,000 due to capital expenditures of $23.6 million since June 30, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 41.8% for the first six months of 2008 compared to 46.2% for the same period of 2007.  Overall, interest expense and lender fees increased $692,000 for the first half of 2008 versus the same period of 2007 primarily due to a larger average debt balance outstanding during the first six months of 2008, which was $361.2 million compared to $295.3 million for the prior year comparative period, partially offset by a decrease in our weighted average cost of borrowings to 6.3% for the six months ended June 30, 2008 compared to 7.7% for the six months ended June 30, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $21.7 million for the six months ended June 30, 2008 compared to $23.2 million for the six months ended June 30, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the six months ended June 30, 2008 and 2007.

Net Income

Net income was $13.3 million for the six months ended June 30, 2008 compared to $14.3 million for the six months ended June 30, 2007 as a result of the above-mentioned operating results.

Index

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

During the six months ended June 30, 2008, cash used in operating activities was $16.2 million compared to $16.6 million during the same period of 2007.  This $488,000 decrease in cash used in operating activities during the first half of 2008 versus the comparable 2007 period primarily resulted from the timing of operational payments.

Considering forecasted sales and expansion plans, our senior credit facilities provide adequate liquidity to meet our needs through at least 2009.  To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

Uses of Cash. During the first six months of 2008, investing activities used $12.9 million of cash compared to $6.4 million during the first six months of 2007.  The total cash used in both of these periods included purchases of equipment, leasehold improvements, and construction of the water park at The Villages Resort, as well as other general capital expenditures.

During the first half of 2008, net cash provided by financing activities was $30.6 million compared to $19.3 million for the comparable 2007 period.  The net cash of $30.6 million provided by financing activities during the first six months of 2008 was primarily the result of $224.2 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $188.2 million of payments on borrowings against pledged notes receivable and our inventory loans.  The securitization transaction we closed in June 2008 through our newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $224.2 million of proceeds received from borrowings and $93.8 million of the $188.2 million of payments on borrowings for the six months ended June 30, 2008.  The net cash of $19.3 million provided by financing activities during the first six months of 2007 was primarily the result of $81.3 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $62.7 million of payments on borrowings against pledged notes receivable.

At June 30, 2008, our senior credit facilities provided for loans of up to $541.2 million, of which $346.1 million of principal related to advances under the credit facilities was outstanding.  As of June 30, 2008, the weighted average cost of funds for all borrowings was 7.4%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of June 30, 2008, $5.5 million of notes were more than 60 days past due.

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified special purpose entity which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. In accordance with the agreement, we will continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $279,000 and $486,000 for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, SF-III held notes receivable totaling $29.1 million, with related borrowings of $22.7 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. We may, but are not obligated to, purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the six months ended June 30, 2008, we paid $358,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $6.0 million at June 30, 2008, which represents our maximum exposure to loss regarding our obligation with SF-III.

Index

Our special purpose entities provide us with additional credit availability under our facilities with our current senior lenders.  As we require credit facilities to provide liquidity necessary to fund our costs and expenses, it is vitally important to our liquidity plan to have financing available to us in order to finance future sales since we finance the majority of our timeshare sales over seven to ten years.

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2007 and for the six months ended June 30, 2008, and anticipate that we will pay significant AMT in future periods.

Federal net operating losses (“NOLs”) of $155.5 million existing at December 31, 2007 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a restructuring that occurred in 2002, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred.  As a result, our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax exempt rate.  We believe that $22.7 million of our net operating loss carryforwards as of December 31, 2007 were subject to the Section 382 limitations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $541.2 million at June 30, 2008, have a fixed-to-floating debt ratio of 50% fixed-rate debt to 50% floating-rate debt.  The impact of a one-point effective interest rate change on the $172.1 million balance of variable-rate financial instruments at June 30, 2008 would be approximately $529,000 on our results of operations, after taxes, for the six months ended June 30, 2008, or approximately $0.01 per diluted share.

At June 30, 2008, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at June 30, 2008 would result in a fair value decrease of approximately $12.7 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

Index

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  During the second quarters of 2008 and 2007, approximately 15.5% and 20.7%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 23.0% during the first six months of 2008 from 18.5% during the fourth quarter of 2007.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 50% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $15.3 million at June 30, 2008.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at June 30, 2008 was $44.4 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $22.7 million at June 30, 2008, bear interest at a blended fixed rate of 5.4%.

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

Index

Item 4.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We are a co-plaintiff with two other parties in a related matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, the Company and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC (“Berkshire”), for a portion of a road needed to access the wind farm facility that was the subject of the U.S. District Court Action.  We seek a court decree that the special permit granted to Berkshire expired from non-use and is therefore no longer valid. On July 11, 2008, the Court granted the Company permission to file an amended Complaint. The Amended Complaint, which was served and filed on July 16, 2008, included an additional claim that Berkshire should not be permitted to use the access road because the road was not built as permitted.  In May 2008, the Massachusetts Municipal Wholesale Electric Company (“MMWEC”) purchased all of Berkshire’s assets, which MMWEC then assigned to Berkshire Wind Power Cooperative Corporation (“BWPCC”).  BWPCC will be substituted as defendant in place of Berkshire.  The case is now in fast track discovery, but no final trial date has been set.

Item 1A.  Risk Factors

No changes.

Index

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Shareholders held on May 8, 2008, the shareholders of the Company elected directors, and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.

The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd, III.	33,509,433	327,477
James B. Francis, Jr.	33,375,779	461,131
Herbert B. Hirsch	33,509,433	327,477
Robert E. Mead	33,507,333	329,577
Rebecca Janet Whitmore	33,503,283	333,627

With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm, the vote was as follows:

For	Against	Abstain
33,704,809	94,810	37,291

Item 6.  Exhibits

(a)	Exhibits filed herewith:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: August 7, 2008	By:	/s/ ROBERT M. SINNOTT
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