Form 10-Q
period 2008-09-30
SILVERLEAF RESORTS INC
filed 2008-11-06
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐    No ☒

As of November 6, 2008, 38,031,943 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

INDEX

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Vacation Interval sales	$66,849	$63,293	$199,889	$175,235
Estimated uncollectible revenue	(16,645)	(11,076)	(47,205)	(28,989)
Net sales	50,204	52,217	152,684	146,246

Interest income	15,710	13,465	45,527	38,952
Management fee income	780	615	2,340	1,845
Other income	1,687	1,238	3,924	3,171
Total revenues	68,381	67,535	204,475	190,214

Costs and Operating Expenses:
Cost of Vacation Interval sales	8,024	5,215	20,654	16,668
Sales and marketing	35,938	31,203	103,415	87,794
Operating, general and administrative	10,235	10,099	29,751	28,002
Depreciation	1,284	873	3,608	2,589
Interest expense and lender fees:
Related to receivables-based credit facilities	6,404	4,982	15,882	14,227
Related to other indebtedness	1,740	1,347	4,731	3,879
Total costs and operating expenses	63,625	53,719	178,041	153,159

Income before provision for income taxes	4,756	13,816	26,434	37,055
Provision for income taxes	(1,831)	(5,319)	(10,177)	(14,266)

Net income	$2,925	$8,497	$16,257	$22,789

Basic net income per share	$0.08	$0.22	$0.43	$0.60

Diluted net income per share	$0.07	$0.22	$0.41	$0.58

Weighted average basic common shares outstanding	38,065,780	37,810,980	38,019,401	37,809,106

Weighted average diluted common shares outstanding	39,199,503	39,432,691	39,220,272	39,407,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)

Cash and cash equivalents	$7,666	$13,170
Restricted cash	23,114	12,816
Notes receivable, net of allowance for uncollectible notes of $78,819 and $69,128, respectively	317,231	289,907
Accrued interest receivable	4,185	3,744
Investment in special purpose entity	5,390	7,315
Amounts due from affiliates	4,083	1,358
Inventories	186,373	179,188
Land, equipment, buildings, and leasehold improvements, net	53,562	41,565
Land held for sale	509	509
Prepaid and other assets	36,536	31,487

TOTAL ASSETS	$638,649	$581,059

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$13,434	$21,071
Accrued interest payable	2,760	2,470
Unearned Vacation Interval sales	-	296
Unearned samplers	6,677	6,921
Income taxes payable	1,066	782
Deferred income taxes	35,171	30,463
Notes payable and capital lease obligations	362,449	316,198
Senior subordinated notes	24,671	26,817

Total Liabilities	446,228	405,018

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,088,154 shares issued and 38,031,943 shares outstanding at September 30, 2008, and 37,818,154 shares issued and outstanding at December 31, 2007	381	378
Additional paid-in capital	112,928	112,700
Retained earnings	79,220	62,963
Treasury stock, at cost, 56,211 shares at September 30, 2008 and none at December 31, 2007	(108)	-

Total Shareholders' Equity	192,421	176,041

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$638,649	$581,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock				Treasury Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Cost	Total

January 1, 2008	37,818,154	$378	$112,700	$62,963	-	$-	$176,041

Stock-based compensation	-	-	150	-	-	-	150
Exercise of stock options	270,000	3	78	-	-	-	81
Treasury stock		-	-	-	56,211	(108)	(108)
Net income	-	-	-	16,257	-	-	16,257

September 30, 2008	38,088,154	$381	$112,928	$79,220	56,211	$(108)	$192,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$16,257	$22,789
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	47,205	28,989
Deferred income taxes	4,708	8,066
Depreciation	3,608	2,589
Debt discount amortization	1,229	-
Stock-based compensation	150	106
Cash effect from changes in operating assets and liabilities:
Restricted cash	(3,065)	(15)
Notes receivable	(74,529)	(73,705)
Accrued interest receivable	(441)	(588)
Investment in special purpose entity	1,925	4,481
Amounts due from/to affiliates	(2,725)	(3,970)
Inventories	(7,185)	(20,471)
Prepaid and other assets	(5,049)	(3,276)
Accounts payable and accrued expenses	(6,857)	5,929
Accrued interest payable	290	1,156
Unearned Vacation Interval sales	(296)	352
Unearned samplers	(244)	1,148
Income taxes payable	284	323
Net cash used in operating activities	(24,735)	(26,097)

INVESTING ACTIVITIES:
Additions to land, equipment, buildings, and leasehold improvements	(16,371)	(10,492)
Net cash used in investing activities	(16,371)	(10,492)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	284,843	128,422
Payments of debt and capital leases	(241,981)	(93,271)
Restricted cash reserved for payments of debt	(7,233)	1,181
Proceeds from exercise of stock options	81	3
Purchase of treasury stock	(108)	-
Net cash provided by financing activities	35,602	36,335

Net change in cash and cash equivalents	(5,504)	(254)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,170	11,450

End of period	$7,666	$11,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$16,337	$15,517
Income taxes paid	$4,248	$6,116
Income tax refund	$1,646	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$1,072	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”), as well as all the financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  There were no sales deferred at September 30, 2008 related to the percentage-of-completion method.

Index

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

Restricted Cash — Restricted cash consists of certificates of deposit, collateral for construction bonds, surety bonds, and cash reserved for payments of debt.

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

We account for and evaluate the investment in our special purpose entity in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for our investment in our special purpose entity.  On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which also amended SFAS No. 140.  The adoption of SFAS No. 157 did not impact the method in which we calculate the fair value of the investment in our special purpose entity, however, did require expanded disclosures about the fair value measurement.  See Note 6 – “Fair Value Measurements.”  The gain or loss on the sale of notes receivable is determined based on the proceeds received, the fair value assigned to the investment in our special purpose entity, and the recorded value of notes receivable sold. The fair value of the investment in our special purpose entity is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows related to SF-III: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.5%; expected credit losses – 16.0%; discount rate – 0% to 21.5%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our special purpose entity on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our special purpose entity represents our maximum exposure to loss regarding our involvement with our special purpose entity.  We periodically review the carrying value of our investment in special purpose entity for impairment to ensure that the carrying value does not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, an estimate for the value of future recoveries, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At September 30, 2008, the estimated costs not yet incurred but expected to complete promised amenities was $830,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first nine months of 2008 and 2007.

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

Index

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our interest rate swaps in earnings.  The amounts recognized for such interest rate swaps for the nine months ended September 30, 2008 and 2007 were not significant.

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

On July 29, 2008, our shareholders approved our 2008 Stock Option Plan, which reserved for issuance up to two million shares of our common stock as either incentive or nonqualified stock options to our directors, officers, and key employees.   In August 2008, we granted 1,925,000 stock options under this plan of which 300,000 were nonqualified stock options granted to our directors and 1,625,000 were incentive stock options granted to certain officers and key employees.  These stock options have a fair value of $1.19.  In September 2008, we granted the remaining 75,000 stock options that were reserved for issuance to certain officers and key employees as incentive stock options.  These stock options have a fair value of $1.18.  The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 33.5% to 57.9%, a risk-free interest rate of 3.5%, expected life of 7 years, and no distribution yield.  The options granted to our officers and key employees will vest in equal increments over a five-year period.  The options granted to our directors will vest in equal increments over a four-year period.

For the nine months ended September 30, 2008 and 2007, we recognized stock-based compensation of $150,000 and $106,000, respectively.  Stock-based compensation expense for the nine months ended September 30, 2008 consists of $88,000 for stock options granted prior to 2006 and $62,000 for stock options granted during the third quarter of 2008.  There were no stock options granted during the nine months ended September 30, 2007.  As of September 30, 2008, stock-based compensation expense related to stock options granted prior to 2006 was fully recognized and the unamortized compensation expense related to our stock options granted in the third quarter of 2008 was $2.3 million.

Index

The following table summarizes our outstanding stock options for the nine months ended September 30, 2008 and 2007:

	2008	2007
Options outstanding, January 1	2,513,807	2,823,807
Granted	2,000,000	—
Exercised	(270,000)	(10,000)
Expired	(338,500)	(297,000)
Forfeited	—	(1,000)
Options outstanding, September 30	3,905,307	2,515,807

Exercisable, September 30	1,905,307	2,426,807

The weighted average exercise price of the 270,000 shares exercised during the first nine months of 2008 and the 10,000 shares exercised during the first nine months of 2007 was $0.30 and $0.32 per share, respectively, and the intrinsic value was $628,000 and $54,000, respectively.

Stock Repurchase Program — On July 29, 2008, the Company authorized the repurchase of up to two million shares of its common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program will expire in July 2010.  Through September 30, 2008, we acquired 56,211 shares of treasury stock for $108,000.

Other Recent Accounting Pronouncements —

SFAS No. 157 – We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008.  SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS No. 157 does not expand or require any new fair value measures.  However, the application of this statement may change current practice.  In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009.  Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our special purpose entity and our derivative contracts.  The adoption of SFAS No. 157 did not impact our financial position, results of operations, or cash flows. Additional disclosures in accordance with SFAS No. 157 have been included in Note 6.  We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

SFAS No. 159 – We adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), on January 1, 2008.  SFAS No. 159 allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  The adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations, or cash flows as we did not elect to measure additional items at fair value under SFAS No. 159.

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

FSP No. 157-3 – On October 10, 2008, the FASB Staff issued a FASB Staff Position (“FSP”) related to SFAS No. 157, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active.”  The provisions of FSP 157-3 are effective on issuance, or October 10, 2008.  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP 157-3 did not impact our consolidated financial position, results of operations, or cash flows.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	38,065,780	37,810,980	38,019,401	37,809,106
Issuance of shares from stock options exercisable	1,703,058	2,028,981	2,085,001	2,030,855
Repurchase of shares from stock options proceeds	(569,335)	(407,270)	(884,130)	(432,912)
Weighted average shares outstanding - diluted	39,199,503	39,432,691	39,220,272	39,407,049

Outstanding stock options totaling 1.7 million and 2.0 million were dilutive securities that were included in the computation of diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively. Outstanding stock options totaling 2.2 million and 494,000 were not dilutive at September 30, 2008 and 2007, respectively, because the exercise price for such options exceeded the average market price for our common shares for the three-month periods ended September 30, 2008 and 2007, respectively.

Index

Outstanding stock options totaling 3.7 million and 2.0 million were dilutive securities that were included in the computation of diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively. Outstanding stock options totaling 229,000 and 494,000 were not dilutive at September 30, 2008 and 2007, respectively, because the exercise price for such options exceeded the average market price for our common shares for the nine-month periods ended September 30, 2008 and 2007, respectively.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable at September 30, 2008 and 2007 was 16.6% and 16.3%, respectively, with individual rates ranging from 0% to 17.9%.  As of September 30, 2008, $1.2 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $2.6 million and $3.8 million at September 30, 2008 and 2007, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of September 30, 2008, $7.2 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $25.5 million of notes receivable, of which $22.5 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date if two consecutive payments are made.

Notes receivable are scheduled to mature as follows at September 30, 2008 (in thousands):

For the 12-Month Period Ending September 30,
2009	$44,155
2010	43,709
2011	49,603
2012	54,519
2013	56,620
Thereafter	147,444
396,050
Less allowance for uncollectible notes	(78,819)
Notes receivable, net	$317,231

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$391,331	$328,823	$359,035	$297,835
Sales	43,434	48,357	143,127	134,126
Collections	(23,790)	(21,088)	(68,598)	(60,421)
Receivables charged off	(14,925)	(10,331)	(37,514)	(25,779)
Balance, end of period	$396,050	$345,761	$396,050	$345,761

The activity in the allowance for uncollectible notes is as follows for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$77,099	$70,583	$69,128	$68,118
Estimated uncollectible revenue	16,645	11,076	47,205	28,989
Receivables charged off	(14,925)	(10,331)	(37,514)	(25,779)
Balance, end of period	$78,819	$71,328	$78,819	$71,328

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007	Revolving Term	Maturity
$100 million receivable-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$27,791	$63,119	1/31/10	1/31/13
$20 million receivable-based revolver	19,374	14,122	6/29/10	6/29/10
$50 million receivable-based revolver	3,391	8,044	8/31/11	8/31/14
$150 million receivable-based revolver	42,604	59,268	9/3/09	9/3/11
$72.5 million receivable-based revolver	44,435	9,860	7/2/10	7/2/13
$66.4 million receivable-based non-revolving conduit loan	8,028	13,489	—	3/22/14
$26.3 million receivable-based non-revolving conduit loan	4,831	7,765	—	9/22/11
$128.1 million receivable-based non-revolver	48,960	68,761	—	7/16/18
$115.4 million receivable-based non-revolver, including a total remaining discount of approximately $6.8 million	94,864	—	—	3/15/20
Inventory / acquisition loan agreement (see $100 million receivable-based revolver above)	25,856	30,005	1/31/10	1/31/12
$50 million inventory loan agreement	34,656	20,091	4/29/10	4/29/12
$15 million inventory loan agreement	—	12,982	—	—
Various notes, due from January 2009 through August 2016, collateralized by various assets	5,513	6,970	—	various
Total notes payable	360,303	314,476
Capital lease obligations	2,146	1,722	—	various
Total notes payable and capital lease obligations	362,449	316,198

10½% senior subordinated notes, due 2008	—	2,146	—	4/1/08
8.0% senior subordinated notes, due 2010	24,671	24,671	—	4/1/10
Total senior subordinated notes	24,671	26,817

Total	$387,120	$343,015

At September 30, 2008, our senior credit facilities provided for loans of up to $561.2 million, of which $206.4 million was available for future advances.  Our weighted average cost of borrowings for the nine months ended September 30, 2008 was 6.7% compared to 7.7% for the nine months ended September 30, 2007.

Effective April 1, 2008, we amended our $50.0 million receivable-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 29, 2008 to June 30, 2008.  Effective June 10, 2008, this receivable-based facility was further amended to extend the revolving term and maturity date from June 2008 to June 2010, with the option to extend for a one-year term.  The interest rate on advances under the receivables facility remained the same at the Prime rate plus 0.75%, with the addition of a Prime rate floor of 5.5%.  The Prime rate was 5.0% at September 30, 2008.  Effective June 10, 2008, we also amended our inventory facility with this same senior lender to increase availability from $30 million to $50 million and extend the revolving period from April 2009 to April 2010 and the maturity date from April 2011 to April 2012, with the option to extend both for additional one-year terms.  The interest rate on advances under the inventory facility remained the same at the Prime rate plus 1.5%, with the addition of a Prime rate floor of 5.5%.  Regarding the inventory facility, the financial covenant for the maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .55 to 1 to .60 to 1.  In addition, in the event that this ratio is no longer required to be tested under our $100 million consolidated receivables, inventory, and acquisition revolving line of credit with another of our senior lenders, this covenant would no longer be required by the senior lender of our amended $50 million inventory facility.

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

Index

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

Effective June 6, 2008, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The availability under the acquisition loan component of the $100 million line of credit was reduced from $20 million to $10 million.  The total availability under the facility was reduced by the aggregate of the outstanding principal balance of the Series 2008-A Notes owned by the senior lender, which was $35.2 million at September 30, 2008, and an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities for $66.4 million and $26.3 million provided by the senior lender to Silverleaf Finance II, Inc. (“SF-II”), which was $1.4 million at September 30, 2008.  The interest rate under the acquisition line was increased from Prime rate plus 1% to Prime rate plus 3%, but never less than 8%.  The interest rate on the receivables line remained Prime rate, with the addition of a 6% floor.  The interest rate on the inventory line remained Prime rate plus 1%, with the addition of a 6% floor.  In addition, certain financial covenants were also modified.  The maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1.  The interest coverage ratio of at least 1.25 to 1 was modified to calculate the ratio based upon a trailing twelve month period as opposed to a calculation based upon the calendar quarter as previously required.

Effective July 2, 2008, we amended our $37.5 million receivable-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013, or if the revolving period is further extended, 36 months from the expiration of the revolving period.  The financial covenant for the maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1.  The interest rate on advances under the receivables facility remained unchanged at the LIBOR plus 2.40%, with the addition of a LIBOR floor of 2.85%.  The LIBOR rate was 3.93% at September 30, 2008.

Effective September 18, 2008, we amended our $35 million revolving receivables credit facility to increase availability to $50 million, extend the revolving period from December 2008 to August 2011, and extend the maturity date from December 2011 to August 2014.  The commitment for financing of our receivables is the lesser of a) $50 million or b) the amount by which $75 million exceeds the aggregate amount outstanding under the Series 2008-A Notes purchased by the senior lender, which was $26.4 million at September 30, 2008.  In a previous amendment, effective June 6, 2008, the senior lender’s commitment was the lesser of a) $35 million or b) the amount by which $75 million exceeded the aggregate amount outstanding under the Series 2008-A Notes purchased by the senior lender plus the amount outstanding under the $15 million inventory credit facility with the senior lender.  The increase in borrowing capacity of our receivables credit facility from $35 million to $50 million was facilitated based on the termination of our $15 million revolving inventory credit facility, also effective September 18, 2008.  The terminated facility was originally scheduled to revolve through December 31, 2008 and mature on December 31, 2010.  On September 3, 2008, we paid the $7.8 million balance due on the terminated inventory credit facility from a draw against our existing $50 million inventory credit facility with another of our senior lenders.  The interest rate on our amended receivables line remained Prime rate with a 6% floor.  In addition, certain financial covenants were modified under the terms of the amendment to the revolving receivables line.  The maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .62 to 1.  The tangible net worth minimum was increased from $108 million to $150 million.

Index

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

The following table represents our assets measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in special purpose entity	$5,390	$—	$—	$5,390
Interest rate cap derivative	35	—	35	—
Total	$5,425	$—	$35	$5,390

The following table is a rollforward of the investment in our special purpose entity measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended September 30, 2008 (in thousands):

	Three Months	Nine Months

Balance, beginning of period	$5,975	$7,315
Net investment returns	(585)	(1,925)
Balance, end of period	$5,390	$5,390

Note 7 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, Silverleaf Finance V, L.P. (“SF-V”), and SF-VI, have guaranteed our senior subordinated notes of $24.7 million at September 30, 2008. Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at September 30, 2008 and December 31, 2007, and no operations for the nine months ended September 30, 2008 and 2007.

Note 8 – Commitments and Contingencies

Litigation – We are currently subject to litigation arising in the normal course of our business. From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters.  Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class.  In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is expected to have a material adverse effect on our business, results of operations, or financial position.

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

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units.  We expect the resort to be fully operational by the end of November.  Piney Shores Resort was closed from September 13 to September 25.  Silverleaf maintains insurance that covers both physical damage and business-interruption losses.  Although we are still assessing the damage, as of September 30, 2008, we have accrued $67,000 related to this incident, which represents our insurance deductibles as recoveries in excess of the deductibles are considered probable.

Note 9 – Subsequent Events

On September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort.  Although the resort remained closed through September 30, 2008, it was reopened on October 17, at which time we began taking reservations and gradually opening units.  Seaside Resort is expected to be fully operational by the end of November.  Silverleaf maintains insurance that covers both physical damage and business-interruption losses.  The Company is still assessing the property damage and business-interruption losses related to this hurricane.

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

Index

Executive Overview

As of September 30, 2008, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 110,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
As a percentage of total revenues:
Vacation Interval sales	97.7%	93.7%	97.8%	92.1%
Estimated uncollectible revenue	-24.3%	-16.4%	-23.1%	-15.2%
Net sales	73.4%	77.3%	74.7%	76.9%

Interest income	23.0%	19.9%	22.3%	20.5%
Management fee income	1.1%	1.0%	1.1%	1.0%
Other income	2.5%	1.8%	1.9%	1.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	12.0%	8.2%	10.3%	9.5%
Sales and marketing	53.8%	49.3%	51.7%	50.1%

As a percentage of total revenues:
Operating, general and administrative	15.0%	15.0%	14.5%	14.7%
Depreciation	1.9%	1.3%	1.8%	1.4%

As a percentage of interest income:
Interest expense and lender fees	51.8%	47.0%	45.3%	46.5%

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenues

Revenues for the quarter ended September 30, 2008 were $68.4 million, representing an $846,000, or 1.3%, increase compared to revenues of $67.5 million for the quarter ended September 30, 2007.  As discussed below, the increase is primarily attributable to a $3.6 million increase in Vacation Interval sales and a $2.2 million increase in interest income offset by a $5.6 million increase in estimated uncollectible revenue during the third quarter of 2008.

The following table summarizes our Vacation Interval sales for the three months ended September 30, 2008 and 2007 (dollars in thousands, except average price):

	2008			2007
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$27,021	2,590	$10,433	$25,090	2,697	$9,303
Upgrade Interval Sales to Existing Customers	25,798	2,708	9,527	22,222	2,553	8,704
Additional Interval Sales to Existing Customers	14,030	1,358	10,332	15,981	2,187	7,307
Total	$66,849			$63,293

Vacation Interval sales increased 5.6% during the third quarter of 2008 versus the same period of 2007.  The increase is primarily attributable to a favorable sales mix of higher-end products as well as increased tours.  The number of interval sales to new customers decreased 4.0% offset by an increase in average prices of 12.1%, which resulted in a 7.7% net increase in sales to new customers in the third quarter of 2008 versus the same period of 2007. The number of upgrade interval sales to existing customers increased 6.1% and average prices increased 9.5%, resulting in a 16.1% increase in upgrade interval sales to existing customers during the third quarter of 2008 compared to the same period of 2007.  The number of additional interval sales to existing customers decreased 37.9% but average prices increased 41.4% resulting in a 12.2% net decrease in additional interval sales to existing customers during the third quarter of 2008 versus the same period of 2007.  Vacation Interval sales to existing owners comprised 59.6% and 60.4% of total Vacation Interval sales in the third quarters of 2008 and 2007, respectively, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Index

In addition, on September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort and, to a lesser extent, our Piney Shores Resort just north of Houston, Texas.  Seaside Resort remained closed through September 30, 2008 but is expected to be fully operational by the end of November.  Piney Shores Resort reopened September 25.  The Company is still assessing business-interruption losses related to this hurricane.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $16.6 million for the third quarter of 2008 versus $11.1 million for the same period of 2007.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.9% during the quarter ended September 30, 2008 and 17.5% during the same period of 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 3.8% for the third quarter of 2008 compared to 3.1% for the same period of 2007.  Since the third quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 18.5% for the fourth quarter of 2007, 22.0% for the first quarter of 2008, 23.9% for the second quarter of 2008, and 24.9% for the third quarter of 2008.  By doing so, we have maintained the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $2.2 million, or 16.7%, to $15.7 million for the third quarter of 2008 from $13.5 million for the third quarter of 2007. The increase primarily resulted from a higher average notes receivable balance during the third quarter of 2008 versus the same period of 2007 and an increase in the weighted average yield on our outstanding notes receivable to 16.6% at September 30, 2008 from 16.3% at September 30, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $165,000 to $780,000 for the third quarter of 2008 versus $615,000 for the same period of 2007 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $1.7 million for the third quarter of 2008 compared to $1.2 million for the third quarter of 2007.  The increase is primarily attributable to income from our water park at The Villages Resort which opened in January 2008.

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

Cost of Vacation Interval sales increased to 12.0% of Vacation Interval sales for the third quarter of 2008 compared to 8.2% in the 2007 comparable period.  This increase resulted from sales of higher cost-basis inventory during the third quarter of 2008 compared to 2007 as well as revisions made to our future relative sales value in the third quarter of 2007 which had the effect of decreasing cost of sales for the period.

Index

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 53.8% for the third quarter of 2008 versus 49.3% for the comparable prior year period.  The $4.7 million increase in sales and marketing expense is attributable to the increased volume of Vacation Interval sales during the third quarter of 2008 versus the third quarter of 2007 as well as marketing efforts to improve the credit quality of our customers.  The sales mix remained fairly constant for the third quarter of 2008 compared to the third quarter of 2007 at 59.6% of sales to existing customers in 2008 versus 60.4% of sales to existing customers in 2007.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $901,000 and $821,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended September 30, 2008 and 2007, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues remained constant at 15.0% for the third quarters of 2008 and 2007.  Overall, operating, general and administrative expenses increased by $136,000 for the third quarter of 2008 compared to the same period of 2007, which is consistent with company growth.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.9% for the quarter ended September 30, 2008 versus 1.3% for the same quarter of 2007. Overall, depreciation expense increased by $411,000 for the third quarter of 2008 compared to the same period of 2007 due to capital expenditures of $22.9 million since September 30, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 51.8% for the third quarter of 2008 compared to 47.0% for the same period of 2007.  Overall, interest expense and lender fees increased $1.8 million for the third quarter of 2008 versus the same period of 2007 primarily due to a larger average debt balance outstanding during the third quarter of 2008, which was $383.3 million compared to $312.9 million for the prior year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization closed in the second quarter of 2008.  These increases were partially offset by a decrease in our weighted average cost of borrowings to 7.4% for the quarter ended September 30, 2008 compared to 7.7% for the quarter ended September 30, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $4.8 million for the quarter ended September 30, 2008 compared to $13.8 million for the quarter ended September 30, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the quarters ended September 30, 2008 and 2007.

Net Income

Net income was $2.9 million for the quarter ended September 30, 2008 compared to $8.5 million for the quarter ended September 30, 2007 as a result of the above-mentioned operating results.

Index

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues for the nine months ended September 30, 2008 were $204.5 million, representing a $14.3 million, or 7.5%, increase compared to revenues of $190.2 million for the nine months ended September 30, 2007.  As discussed below, the increase is primarily attributable to a $24.7 million increase in Vacation Interval sales and a $6.6 million increase in interest income offset by an $18.2 million increase in estimated uncollectible revenue during the first nine months of 2008.

The following table summarizes our Vacation Interval sales for the nine months ended September 30, 2008 and 2007 (dollars in thousands, except average price):

	2008			2007
	Average Sales	Average Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$80,606	7,442	$10,831	$71,275	6,455	$11,042
Upgrade Interval Sales to Existing Customers	69,375	7,300	9,503	64,798	7,454	8,693
Additional Interval Sales to Existing Customers	49,908	5,218	9,565	39,162	4,552	8,603
Total	$199,889			$175,235

Vacation Interval sales increased 14.1% during the first nine months of 2008 versus the same period of 2007 primarily due to a 7.4% increase in tours.  The number of interval sales to new customers increased 15.3% offset by a decrease in average prices of 1.9%, which resulted in a 13.1% net increase in sales to new customers in the first nine months of 2008 versus the same period of 2007. The number of upgrade interval sales to existing customers decreased 2.1% but average prices increased 9.3%, resulting in a 7.1% net increase in upgrade interval sales to existing customers during the first nine months of 2008 compared to the same period of 2007. The number of additional interval sales to existing customers increased 14.6% and average prices increased 11.2%, resulting in a 27.4% increase in additional interval sales to existing customers during the first nine months of 2008 versus the same period of 2007.  Vacation Interval sales to existing customers comprised 59.7% and 59.3% of total Vacation Interval sales in the first nine months of 2008 and 2007, respectively, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

In addition, on September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort and, to a lesser extent, our Piney Shores Resort just north of Houston, Texas.  Seaside Resort remained closed through September 30, 2008 but is expected to be fully operational by the end of November.  Piney Shores Resort reopened September 25.  The Company is still assessing business-interruption losses related to this hurricane.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $47.2 million for the first nine months of 2008 versus $29.0 million for the same period of 2007. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 23.6% during the first nine months of 2008 and 16.5% during the same period of 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 10.4% for the nine months ended September 30, 2008 compared to 8.7% for the same period of 2007.  Since the third quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 18.5% for the fourth quarter of 2007, 22.0% for the first quarter of 2008, 23.9% for the second quarter of 2008, and 24.9% for the third quarter of 2008.  By doing so, we have maintained the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $6.6 million, or 16.9%, to $45.5 million during the first nine months of 2008 from $39.0 million during the same period of 2007. The increase primarily resulted from a higher average notes receivable balance during the first nine months of 2008 versus the same period of 2007 and an increase in the weighted average yield on our outstanding notes receivable to 16.6% at September 30, 2008 from 16.3% at September 30, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $495,000 to $2.3 million for the first nine months of 2008 versus $1.8 million for the same period of 2007 primarily due to increased profitability of the resorts’ management clubs.

Index

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $3.9 million for the first nine months of 2008 compared to $3.2 million for the same period in 2007.  The increase is primarily attributable to income from our water park at The Villages Resort which opened in January 2008.

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

Cost of Vacation Interval sales increased to 10.3% of Vacation Interval sales for the first nine months of 2008 compared to 9.5% in the 2007 comparable period.  This increase primarily resulted from sales of higher cost-basis inventory during the first nine months of 2008.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 51.7% for the nine-month period ended September 30, 2008 versus 50.1% for the same period of 2007.  The $15.6 million increase in sales and marketing expense is attributable to the increased volume of Vacation Interval sales as well as marketing efforts to improve the credit quality of our customers.  The sales mix remained fairly constant for the first nine months of 2008 compared to the first nine months of 2007 at 59.7% of sales to existing customers in 2008 versus 59.3% of sales to existing customers in 2007.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $2.6 million and $2.4 million of sampler revenues were recorded as a reduction to sales and marketing expense for the nine months ended September 30, 2008 and 2007, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 14.5% for the first nine months of 2008 versus 14.7% for the same period of 2007.  Overall, operating, general and administrative expenses increased by $1.7 million for the first nine months of 2008 compared to the same period of 2007, primarily due to an increase in salaries of $741,000 and an increase in bank fees of $517,000 (resulting from higher credit card processing fees related to increased sales volume).

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.8% for the nine months ended September 30, 2008 versus 1.4% for the first nine months of 2007.  Overall, depreciation expense increased by $1.0 million for the first nine months of 2008 compared to the same period of 2007 due to capital expenditures of $22.9 million since September 30, 2007.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 45.3% for the first nine months of 2008 compared to 46.5% for the same period of 2007.  Overall, interest expense and lender fees increased $2.5 million for the first nine months of 2008 versus the same period of 2007 primarily due to a larger average debt balance outstanding during the first nine months of 2008, which was $365.1 million compared to $303.6 million for the prior year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization closed in the second quarter of 2008.  These increases were partially offset by a decrease in our weighted average cost of borrowings to 6.7% for the nine months ended September 30, 2008 compared to 7.7% for the nine months ended September 30, 2007.

Index

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $26.4 million for the nine months ended September 30, 2008 compared to $37.1 million for the nine months ended September 30, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.5% for the nine months ended September 30, 2008 and 2007.

Net Income

Net income was $16.3 million for the nine months ended September 30, 2008 compared to $22.8 million for the nine months ended September 30, 2007 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

Net Cash Used in Operating Activities. We generate cash primarily from the cash received on the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, and hotel income.  We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note. We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings.  Because we use significant amounts of cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the nine months ended September 30, 2008, cash used in operating activities was $24.7 million compared to $26.1 million during the same period of 2007.  This $1.4 million decrease in cash used in operating activities during the first nine months of 2008 versus the comparable 2007 period primarily resulted from the timing of operational payments.

Net Cash Used in Investing Activities. During the first nine months of 2008, investing activities used $16.4 million of cash compared to $10.5 million during the first nine months of 2007.  The total cash used in both of these periods included purchases of equipment, leasehold improvements, and construction of the water park at The Villages Resort, as well as other general capital expenditures.

Net Cash Provided by Financing Activities. During the first nine months of 2008, net cash provided by financing activities was $35.6 million compared to $36.3 million for the comparable 2007 period.  The net cash of $35.6 million provided by financing activities during the first nine months of 2008 was primarily the result of $284.9 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $242.0 million of payments on borrowings against pledged notes receivable and our inventory loans.  The securitization transaction we closed in June 2008 through our newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $284.9 million of proceeds received from borrowings and $93.8 million of the $242.0 million of payments on borrowings for the nine months ended September 30, 2008.  The net cash of $36.3 million provided by financing activities during the first nine months of 2007 was primarily the result of $128.4 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $93.3 million of payments on borrowings against pledged notes receivable and our inventory loans.

At September 30, 2008, our senior credit facilities provided for loans of up to $561.2 million, of which $354.8 million of principal related to advances under the credit facilities was outstanding.  As of September 30, 2008, the weighted average cost of funds for all borrowings was 7.4%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of September 30, 2008, $7.2 million of notes, net of accounts charged off, were more than 60 days past due.

Considering forecasted sales, customer defaults, and expansion plans, our senior credit facilities provide adequate liquidity to meet our needs into 2010.  To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.

Index

Certain debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement through UBS Securities LLC.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified special purpose entity which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. In accordance with the agreement, we will continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $393,000 and $682,000 for the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, SF-III held notes receivable totaling $25.6 million, with related borrowings of $19.8 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. Although we are not obligated, we may purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the nine months ended September 30, 2008, we paid $520,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $5.4 million at September 30, 2008, which represents our maximum exposure to loss regarding our obligation with SF-III.

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. Nevertheless, we had significant AMT in 2007 and for the nine months ended September 30, 2008, and anticipate that we will pay significant AMT in future periods.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $561.2 million at September 30, 2008, have a fixed-to-floating debt ratio of 44% fixed-rate debt to 56% floating-rate debt.  The impact of a one-point effective interest rate change on the $198.1 million balance of variable-rate financial instruments at September 30, 2008 would be approximately $914,000 on our results of operations, after taxes, for the nine months ended September 30, 2008, or approximately $0.02 per diluted share.

At September 30, 2008, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at September 30, 2008 would result in a fair value decrease of approximately $12.8 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  During the third quarters of 2008 and 2007, approximately 9.7% and 21.4%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 23.6% during the first nine months of 2008 from 18.5% during the fourth quarter of 2007.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. Because 56% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates have recently been trending downward, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $12.9 million at September 30, 2008.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at September 30, 2008 was $42.6 million.  Such variable funding note will mature in September 2011.

Index

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $19.8 million at September 30, 2008, bear interest at a blended fixed rate of 5.4%.

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

Item 4.  Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Index

We are a co-plaintiff with two other parties in a matter brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155.  In this action, we and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power, LLC (“Berkshire”), for a portion of a road needed to access Berkshire’s wind farm facility that is adjacent to our property.  We seek a court decree that the special permit granted to Berkshire expired from non-use and is therefore no longer valid. On July 11, 2008, the Court granted us permission to file an amended Complaint. The Amended Complaint, which was filed and served on July 16, 2008, included an additional claim that Berkshire should not be permitted to use the access road because the road was not built as permitted.  In May 2008, the Massachusetts Municipal Wholesale Electric Company (“MMWEC”) purchased all of Berkshire’s assets, which MMWEC then assigned to Berkshire Wind Power Cooperative Corporation (“BWPCC”).  On August 5, 2008, BWPCC was substituted as defendant in place of Berkshire.  On September 12, 2008, the Court dismissed without prejudice the portion of our claim requesting that MMWEC not be permitted to use the access road because the road was not built as permitted and ruled that we needed to first seek enforcement of the zoning by-laws at the local level. On October 10, 2008, we served the Lanesborough Building Inspector with an Enforcement Request, requesting that BWPCC not be allowed to use that portion of the access road that was not authorized by the special permit. The Building Inspector has not yet responded to our request. If the Building Inspector denies the request, we will then appeal to the Lanesborough Zoning Board of Appeals. If the Board of Appeals also denies the request, we will then appeal to the Land Court and seek to consolidate our claim that the road was not built as permitted with the existing case regarding our claim that the special permit had expired. Meanwhile, the case is now in fast track discovery in the Land Court, but no final trial date has been set.

Item 1A.  Risk Factors

No changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

September 1, 2008 through September 30, 2008	56,211	$1.87	56,211	1,943,789
_________________________
(1) We announced a repurchase plan (the “Plan”) on July 29, 2008, which was effective on July 29, 2008.  Under the Plan, we may repurchase up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  The Plan will terminate on July 29, 2010 or upon the purchase of an aggregate of 2,000,000 shares of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders held on July 29, 2008, the shareholders of the Company approved the 2008 Stock Option Plan which reserves for issuance up to two million shares of the Company’s common stock as either incentive or nonqualified stock options to directors, officers, and key employees of the Company.  The results of the vote were as follows:

For	Against	Abstain
21,520,425	3,765,300	469,239

Index

Item 6.  Exhibits

(a)	Exhibits filed herewith:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: November 6, 2008	By:	/s/ ROBERT M. SINNOTT
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