Form 10-K
period 2008-12-31
SILVERLEAF RESORTS INC
filed 2009-03-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
_______________

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 30, 2008 as reported on The NASDAQ Capital Market, was $29,847,506.  For this purpose, “affiliates” include members of the Board of Directors and executive management of the registrant and all persons known to be the beneficial owners of more than 5% of the registrant’s outstanding common stock.

As of March 10, 2009, 38,146,943 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2009 annual meeting of shareholders.  If such proxy statement is not so filed on or before 120 days after the end of the registrant’s fiscal year, such information will be included in an amendment to this Form 10-K to be filed no later than the end of such 120-day period.

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

Overview

Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) was incorporated in Texas in 1989. Our principal business is the development, marketing, and operation of “getaway” and “destination” timeshare resorts. As of December 31, 2008, we own a) seven “getaway resorts” in Texas, Missouri, Illinois, and Georgia (the “Getaway Resorts”) and b) six “destination resorts” in Texas, Missouri, Massachusetts, and Florida (the “Destination Resorts”). In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent “short-stay” getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Getaway Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $10,328 for 2008 and $9,607 for 2007.

Owners of Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program; and (iv) use of the Pinnacle Lodge hotel located near the Winter Park recreational area in Colorado.  These benefits are subject to availability and other limitations. Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by RCI, LLC (“RCI”). As of December 31, 2008, all of our Existing Resorts are under contract with the RCI exchange network.

Certain Significant 2008 Events

•
In January 2008, we opened our first indoor water park at The Villages Resort in Flint, Texas. The opening of the indoor water park marks a significant milestone for us, as we continue to enhance our resorts and increase our appeal to both new customers and existing owners.

•
In June 2008, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, Silverleaf Finance VI, LLC (“SF-VI”). SF-VI was formed for the purpose of issuing approximately $115.4 million of its Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) in a private offering and sale through certain financial institutions. The Series 2008-A Notes were issued in seven classes with a blended coupon rate of 7.263% and at discounts totaling approximately $8.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 11.3% at December 31, 2008. The Series 2008-A Notes have a maturity date of March 2020 and are secured by customer notes receivable sold to SF-VI. The cash proceeds from the sale of the customer notes receivable to SF-VI were primarily used to repay approximately $93.8 million in consolidated indebtedness to senior lenders or to Silverleaf Finance IV, LLC (“SF-IV”).

•	During 2008 we amended our senior credit facility agreements as follows:

▪▪
We amended our $50 million receivables-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 2008 to June 2010. We also amended our inventory facility with this same senior lender to increase availability from $30 million to $50 million and extend the revolving period from April 2009 to April 2010 and the maturity date from April 2011 to April 2012.

▪▪
We amended our $37.5 million receivables-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013.

▪▪
We amended our $35 million revolving receivables credit facility to increase availability to $50 million, extend the revolving period from December 2008 to August 2011, and extend the maturity date from December 2011 to August 2014. The increase in borrowing capacity of the receivables credit facility was facilitated based on the termination of our $15 million revolving inventory credit facility with this same senior lender.

•
On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas. As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units. The resort was fully operational by December 12. Piney Shores Resort was closed from September 13 to September 25. We maintain insurance that covers both physical damage and business-interruption losses. We accrued $291,000 related to this incident, which represents our insurance deductibles and expenditures deemed uncollectible. In addition, in November 2008, we received $1.3 million in business-interruption proceeds, which was recorded in other income.

Certain Significant Events Subsequent to 2008

•
In February 2009, we received $1.5 million in business-interruption proceeds related to Hurricane Ike. These proceeds will be reflected in other income in the first quarter of 2009 as collection was not assured at December 31, 2008.

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

We perform substantial marketing and sales functions internally.  We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications. We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors.  We sell Vacation Intervals predominately through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas, and our member services office located in Chicago. This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry. We also market and sell Vacation Intervals at our off-site sales center, which is located in the Dallas/Fort Worth metroplex.

At the conclusion of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 80% of eligible customer receivables. At December 31, 2008 and 2007, we had a portfolio of approximately 44,912 and 41,481 customer promissory notes, respectively, totaling $397.8 million and $358.7 million, respectively, with a weighted average yield of 16.7% and 16.5% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 6.8% per annum at December 31, 2008. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2008 and 2007, $7.6 million and $6.0 million, or 1.9% and 1.7%, respectively, of our loans to Silverleaf Owners were 61 to 90 days past due. We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. Consequently, as of December 31, 2008 and 2007, we had no timeshare loans receivable over 90 days past due. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes.

Each timeshare resort has a timeshare owners' association (a “Club”). At December 31, 2008, each Club (other than the club at our Orlando Breeze resort) operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts (with the exception of Orlando Breeze) to operate and manage their resort. In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of the resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

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

Sales representatives receive commissions ranging from 4.0% to 14.0% of the sales price of a Vacation Interval depending on established guidelines. In addition, sales managers receive commissions of 1.25% to 4.5% and sales directors receive commissions of 1.0% to 3.5%. Commissions received by sales managers and sales directors are subject to chargebacks in the event the purchaser fails to make the first required payment.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other lower priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if the interval is purchased by a certain date. As mentioned, we also market upgraded Vacation Intervals as well as additional weeks to existing Silverleaf Owners through both on-site and off-site marketing programs. In recent years, we have been focusing on shifting our sales mix to more heavily represent sales to existing customers. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 59.8% and 59.7% of our gross revenues from Vacation Interval sales for the years ended December 31, 2008 and 2007, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an array of affordable products for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

In March 2006, we opened our first showroom-style, off-site sales office. The showroom, located in the Dallas/Fort Worth metroplex in Irving, Texas, operates under the name “Silverleaf Vacation Store.” It offers potential customers an interactive “virtual” experience of our resorts, including a model unit and photo gallery. This showroom generated $10.6 million and $10.7 million in annual sales to new members for the years ended December 31, 2008 and December 31, 2007, respectively. The showroom has provided us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts without leaving their own community. We expect that new owners who purchase at this showroom will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort.  We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists sales representatives in acquainting prospects with each particular resort's benefits. Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales. At December 31, 2008, we had a sales force of 723 employees.

Seasonality

Our sales of Vacation Intervals have generally been lower in the months of November and December. Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate. Our operating results could be negatively impacted by these factors.

Customer Financing

We offer financing to buyers of Vacation Intervals at our resorts. Buyers who elect to finance their purchases through us typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances. The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. In 2005, we began obtaining a pre-screen credit score on touring families. If the credit score does not meet certain minimum credit criteria, a 15% down payment is generally required instead of our standard 10% down payment. There are a number of risks associated with financing customers’ purchases of Vacation Intervals.  For an explanation of these risks, please see the section of this annual report entitled “Risk Factors.”

For the year ended December 31, 2008, we accrued estimated uncollectible revenue, reflected as an offset to Vacation Interval sales, at 24.6% of the Vacation Interval sales. The allowance for uncollectible notes was 19.3% of gross notes receivable as of both December 31, 2008 and December 31, 2007. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.

If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid note balance, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, under Texas law, if we pursue a post-foreclosure deficiency claim against a customer, the customer may file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we may not recover a personal judgment against the customer for the full amount of the deficiency, but may recover only to the extent that the indebtedness owed to the Company exceeds the fair market value of the property. Accordingly, we have generally not pursued this remedy because we have not found it to be cost effective.

At December 31, 2008, we had notes receivable in the approximate principal amount of $397.0 million with an allowance for uncollectible notes of $76.7 million.

Additionally, at December 31, 2008, our off-balance-sheet finance subsidiary, Silverleaf Finance III, LLC (“SF-III”), held notes receivable totaling $22.5 million with related borrowings of $17.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted notes receivable.  Although we are not obligated, we may purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2008, we paid $639,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals. The carrying value of our investment in SF-III was $4.9 million at December 31, 2008, which represents our maximum exposure to loss regarding our investment in SF-III.

We recognize interest income as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We intend to borrow either directly or through our fully consolidated special purpose finance subsidiaries additional funds under our existing revolving credit facilities with our lenders to finance our operations. At December 31, 2008, we and our fully consolidated subsidiaries had borrowings under our credit facilities in the approximate principal amount of $362.5 million, of which $299.6 million of such facilities are receivables based and currently permit borrowings of 75% to 80% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loan balances. At December 31, 2008, we had a portfolio of approximately 44,912 Vacation Interval customer promissory notes in the approximate principal amount of $397.8 million, of which $7.6 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2008, our portfolio of customer notes receivable had a weighted average yield of 16.7%. At such date, our borrowings had a weighted average cost of 6.8% with a fixed-to-floating debt ratio of 38% fixed to 62% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders. As 62% of our existing senior indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates declined throughout 2008, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $17.1 million at December 31, 2008, bear interest at a blended fixed rate of 5.4%.

Limitations on availability of financing would inhibit sales of Vacation Intervals due to (i) the lack of funds to finance the initial negative cash flow that results from sales that we finance, and (ii) reduced demand if we are unable to provide financing to purchasers of Vacation Intervals. We ordinarily receive only 10% to 15% of the purchase price as a cash down payment on the sale of a Vacation Interval that we finance, but we incur the full costs of developing, marketing, and selling the Vacation Interval. Maximum borrowings available under our current credit agreements may not be sufficient to cover these costs, thereby straining capital resources, liquidity, and capacity to grow. In addition, to the extent interest rates decrease on alternative financing sources available to our customers, we face an increased risk that customers will pre-pay their loans and reduce our income from operating activities.

We typically provide financing to customers over a seven-year to ten-year period. Our customer notes receivable had a weighted average maturity of seven years at December 31, 2008. Our credit facilities have scheduled maturities between June 2010 and March 2020. Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. Considering forecasted sales, customer defaults, and expansion plans, our senior credit facilities provide adequate liquidity to meet our needs into 2010.  We are continuing to identify additional financing arrangements beyond such date.

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

Clubs / Silverleaf Club

Silverleaf Club directors are elected by the majority of the boards of directors of the individual Clubs. We have the right to supervise the management of our resorts under the terms of the Management Agreement. Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club. If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 1,419 in 2008 and 1,558 in 2007. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.  One of our resorts issues a certificate of beneficial interest to Silverleaf Owners who purchase there.  The obligation to pay monthly dues at this resort is secured by the certificate of beneficial interest.  If a Silverleaf Owner at this resort fails to pay his monthly dues, his Club may terminate the certificate of beneficial interest, rather than foreclose.

The Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. The consolidation of resort operations through Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. Aside from the marina and water park at The Villages and the golf courses at our Holiday Hills and Apple Mountain resorts, all furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resort’s Club or Silverleaf Club, rather than by us.

Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club. However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

At December 31, 2008, Silverleaf Club had 874 full-time employees and Orlando Breeze Resort Club had 11 full-time employees. Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club and Orlando Breeze Resort Club collect dues from Silverleaf Owners, plus certain other amounts assessed against Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts. Silverleaf Club and Orlando Breeze Resort Club dues were approximately $64.96 per month ($32.48 for biennial owners) during 2008, except for certain members of Oak N’ Spruce Resort who prepay dues at an annual rate of $546. Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to applicable management agreements. Our management agreements with Silverleaf Club and Orlando Breeze Resort Club authorize us to supervise the management and operations of the Existing Resorts and provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. Due to anticipated refurbishment of units at the Existing Resorts, together with the operational and maintenance expenses associated with our current expansion and development plans, our 2008 management fees were subject to the annual net income limitations. Accordingly, for the year ended December 31, 2008, management fees recognized were $3.1 million. For financial reporting purposes, management fees from Silverleaf Club and Orlando Breeze Resort Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) net income. The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless cancelled by either party. The Orlando Breeze Resort Club management agreement expires January 2011 and continues in successive 3-year terms thereafter unless cancelled by either party. As a result of the past performance of the Silverleaf Club and Orlando Breeze Resort Club, it is uncertain whether Silverleaf Club and Orlando Breeze Resort Club will consistently generate positive net income. Therefore, future income to the Company under the management agreements with Silverleaf Club and Orlando Breeze Resort Club could be limited. At December 31, 2008, there were approximately 109,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 2,000 Vacation Interval owners who pay dues to Orlando Breeze Resort Club. If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club management agreement.

Other Operations

Operation of Amenities and Other Assets. We own, operate, and receive the revenues from the marina and the water park at The Villages, the golf course and pro shop at Holiday Hills, and the golf course and pro shop at Apple Mountain. Although we own the golf course at Holly Lake, a homeowners’ association in the development operates the golf course. In general, Silverleaf Club receives revenues from the various Clubs’ amenities that require a usage fee, such as watercraft rentals, horseback rides, and restaurants.

Samplers. Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, are deferred until the customer uses the stay or allows the contract to expire. Sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, during the years ended December 31, 2007 and 2008, all sampler sales were recorded as a reduction to sales and marketing expense, in the amounts of $3.4 million and $3.7 million, respectively.

Mini-Vacations. We began a new marketing program in 2008 which offers prospective customers a free night at a hotel near one of our resorts in exchange for them taking a tour of one of our resorts.

Other Properties. During 2006, we sold 9 acres of an 11-acre tract of land we owned in Mississippi for $789,000 and recognized a gain of $499,000 on the sale. However, we remain entitled to 85% of any profits generated with regards to the remaining portion of the land while an affiliate of a director of the Company owns a 10% net profits interest and non-affiliates own the remaining 5% net profits interest.

We also own a 500-acre tract of land in the Berkshire Mountains of Western Massachusetts that we are in the initial stages of developing. During September 2007, we purchased an additional 394.3 acre tract which adjoins the 500 acres. We have not yet finalized our future development plans for this site.

In November 2007, we purchased 15.3 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property. The acquired land is located approximately two miles from our Pinnacle Lodge hotel.

Policies with Respect to Certain Activities

Our Board of Directors sets policies with regard to all aspects of our business operations without a vote of security holders. In some instances the power to set certain policies may be delegated by the Board of Directors to a committee comprised of its members or to the officers of the Company. As set forth herein under the headings “Customer Financing” and “Description of Our Indebtedness and Senior Credit Facilities,” we finance all of our operations through borrowings and make loans to our customers to finance the purchase of our Vacation Intervals.

We do not:

•	invest in the securities of unaffiliated issuers for the purpose of exercising control;
•	underwrite securities of other issuers;
•	engage in the purchase and sale (or turnover) of investments sponsored by other issuers; or
•	offer securities in exchange for property.

Nor do we propose to engage in any of the above activities. From time to time we have repurchased or otherwise reacquired our own common stock and other securities. On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. During 2008, we acquired 56,211 outstanding shares of common stock under this program, which we reclassified as treasury stock. This stock repurchase program expires in July 2010. We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities. However, our Board of Directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

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

Participation in Vacation Interval Exchange Networks

Internal Exchanges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any of our other Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval. These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort. Approximately 10,668 exchanges occurred in 2008. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange.

External Exchange Network. We believe participation in a Vacation Interval exchange network operated by RCI makes our Vacation Intervals more attractive. At December 31, 2008, all Existing Resorts are affiliated with RCI, and approximately 40% of Silverleaf Owners participate in RCI's exchange network. RCI membership allows participating Silverleaf Owners to exchange their occupancy right in a unit for an occupancy right in a unit of the same or lower color rating in another participating resort based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by a) listing the Vacation Interval as available with the exchange organization and b) requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating. For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval. An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval. At December 31, 2008, RCI’s designation of our units as red, white, and blue Vacation Intervals is approximately 68%, 20%, and 12%, respectively. If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability. RCI’s annual membership fees, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of $164 for both domestic and foreign exchanges. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Risk Factors” for a description of risks associated with the exchange programs.

Competition

All of our operations are contained within and are in support of a single industry segment – the vacation ownership industry – and we currently operate in only six geographic areas of the United States. These geographic areas are Texas, Missouri, Massachusetts, Illinois, Georgia, and Florida. We encounter significant competition from other timeshare resorts in the markets that we serve. The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators. However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott International, Inc. (“Marriott”), Walt Disney Company (“Disney”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), and Four Seasons Hotels, Inc. (“Four Seasons”) have entered the industry. Other companies in the timeshare industry, including Wyndham Worldwide Corporation (“Wyndham”), Starwood Hotels & Resorts Worldwide Inc. (“Starwood”), Bluegreen Corporation (“Bluegreen”), and Diamond Resorts International (“Diamond”), most of which are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

Wyndham, Bluegreen, and Diamond own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills and Ozark Mountain resorts, and to a lesser extent with our Timber Creek Resort. Additionally, these and a number of other timeshare resorts operate in most states in which we own Existing Resorts which generates further competition.

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

The American Resort Development Association (“ARDA”) recently published a study entitled “State of the Vacation Timeshare Industry: United States Study 2008” (the “ARDA Study”), which reported timeshare sales volume in the United States of $10.6 billion for 2007, compared to $5.5 billion in 2002 and $3.2 billion in 1998, equating to a 10-year compound annual growth rate of approximately 13 percent. The study estimated that 4.7 million households owned one or more U.S. timeshare intervals or equivalent points at January 1, 2008, representing a 6.8% increase over the prior year. However, there can be no assurance that the existing levels of growth in timeshare demand will continue or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

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

Numerous businesses, individuals, and other entities compete with us in seeking properties for acquisition and development of new resorts. Some of these competitors are substantially larger than us and have greater financial and other resources. Such competition may result in a higher cost for properties we wish to acquire and thus prevent us from acquiring suitable properties for the development of new resorts.

Governmental Regulation

General. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which our Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Civil Rights Acts of 1964 and 1968, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, and the Americans with Disabilities Act (“ADA”). Additionally, as a publicly owned company, we are subject to all federal and state securities laws, including the Sarbanes-Oxley Act of 2002.

Certain states in which we operate have adopted specific laws and regulations regarding the marketing and sale of Vacation Intervals. The laws of most states require us to file a detailed offering statement and supporting documents with a designated state authority, which describe the Company, the project, and our promotion and sale of Vacation Intervals. The offering statement must be approved by the appropriate state agency before we may solicit residents of such state. The laws of certain states require us to deliver an offering statement (or disclosure statement), together with certain additional information concerning the terms of the purchase, to prospective purchasers of Vacation Intervals who are residents of such states, even if the resort is not located in such state. Laws governing Missouri generally only require certain disclosures in marketing and sales documents for prospective purchasers. There are also laws in each state where we sell Vacation Intervals that grant the purchaser the right to cancel a contract of purchase at any time within three to fifteen calendar days following the sale.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal Do-Not-Call Implementation Act, enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. The Do-Not-Call Improvement Act of 2007, which became law in February 2008, ensures that telephone numbers placed on the National Do Not Call Registry will remain on it permanently. Violations could result in penalties up to $11,000 per violation. The FTC reported that approximately 172 million telephone numbers had been registered on the National Do Not Call List Registry as of October 1, 2008. Since the introduction of state and federal Do-Not-Call legislation, we have become more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

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

Historically, the timeshare industry has been and continues to be afflicted with negative publicity and prosecutorial attention due to, among other things, marketing practices which were widely viewed as deceptive or fraudulent. Included among the many timeshare companies which have been the subject of federal, state, and local enforcement actions and investigations in the past were certain of the partnerships and corporations that were merged into the Company prior to 1996 (the “Merged Companies,” or individually “Merged Company”). Some of the settlements, injunctions, and decrees resulting from litigation and enforcement actions (the “Orders”) to which certain of the Merged Companies consented in the 1980s purport to bind all successors and assigns, and accordingly may also be enforceable against the Company. In addition, at that time the Company was directly a party to one such Order issued in Missouri. No past or present officers, directors, or employees of the Company or any Merged Company were named as subjects or respondents in any of these Orders. However, each Order purports to bind generically unnamed “officers, directors, and employees” of certain Merged Companies. Therefore, certain of these Orders may be interpreted to be enforceable against the present officers, directors, and employees of the Company even though they were not individually named as subjects of the enforcement actions which resulted in these Orders. These Orders require, among other things, that all parties bound by the Orders, including the Company, refrain from engaging in deceptive sales practices in connection with the offer and sale of Vacation Intervals. The requirements of the Orders are substantially what applicable state and federal laws and regulations mandate, but the consequence of violating the Orders may be that sanctions (including possible financial penalties and suspension or loss of licensure) may be imposed more summarily and may be harsher than would be the case if the Orders did not bind the Company. In addition, the existence of the Orders may be viewed negatively by prospective regulators in jurisdictions where the Company does not now do business, with attendant risks of increased costs and reduced opportunities.

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

We have established compliance and supervisory methods in training sales and marketing personnel which adhere to legal requirements.  With regard to direct mailings, a designated compliance employee reviews all mailings to determine if they comply with applicable state legal requirements. With regard to telemarketing, our marketing management personnel prepare a script for telemarketers based upon applicable state legal requirements. All telemarketers receive training that includes, among other things, directions to adhere strictly to the approved script. Telemarketers are also monitored by their supervisors to ensure that they do not deviate from the approved script. Additionally, sales personnel receive training as to such applicable legal requirements. We have a salaried employee at each sales office who reviews the sales documents prior to closing a sale to review compliance with legal requirements. Periodically, we are notified by regulatory agencies to revise our disclosures to consumers and to remedy other alleged inadequacies regarding the sales and marketing process. In such cases, we revise our direct mailings, telemarketing scripts, or sales disclosure documents, as appropriate, to comply with such requests. We have managers to monitor compliance with all state and federal Do-Not-Call regulations.

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

Certain federal, state, and local laws, regulations, and ordinances govern the removal, encapsulation, or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. In 2001, we conducted a limited asbestos survey at each of our resorts existing at that time, which did not reveal material potential losses associated with ACMs.

In addition, studies have linked radon, a naturally occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to radon in indoor air, the EPA and the Surgeon General recommend testing residences for the presence of radon in indoor air. The EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the “Recommended Action Level”). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of our properties may adversely affect our ability to sell Vacation Intervals at such properties and the market value of such property. We have not tested our properties for radon.

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

We conducted Phase I environmental assessments at each of our resorts during 2001 or later to identify potential environmental concerns. These Phase I assessments were carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above-ground and underground storage tanks presently or formerly at the sites, and the preparation and issuance of written reports. Our Phase I assessments of the properties did not reveal any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations taken as a whole; nor are we aware of any such material environmental liability. Nevertheless, it is possible that our Phase I assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (i) future laws, ordinances, or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us. We do not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on our results of operations, liquidity, or financial position.

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

Employees

At December 31, 2008, we had 2,125 full and part-time employees and the Clubs collectively had 885 full and part-time employees.  Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

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

On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas. As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units. The resort was fully operational by December 12. Piney Shores Resort was closed from September 13 to September 25. We maintain insurance that covers both physical damage and business-interruption losses. We accrued $291,000 related to this incident, which represents our insurance deductibles and expenditures deemed uncollectible.  In addition, in November 2008, we received $1.3 million in business-interruption proceeds, which was recorded in other income.

We self-insure for employee medical claims reduced by certain stop-loss provisions. We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF OUR INDEBTEDNESS AND SENIOR CREDIT FACILITIES AT DECEMBER 31, 2008

We use our credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs. The loans are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain Existing Resorts. The credit facilities secured by customer notes receivable allow advances ranging from 75% to 80% of the unpaid balance of certain eligible customer notes receivable.

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2007 and 2008 (in thousands):

			Revolving		Interest	Interest
	2007	2008	Term	Maturity	Rate	Rate Floor
$100 million receivables-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below).	$63,119	$31,284	1/31/10	1/31/13	Prime	6.00%
$20 million receivables-based revolver	14,122	9,746	6/29/10	6/29/10	Prime + 0.75%	6.25%
$50 million receivables-based revolver	8,044	5,789	8/31/11	8/31/14	Prime	6.00%
$150 million receivables-based revolver, with an interest rate cap of 7.5%	59,268	70,183	9/3/09	9/3/11	LIBOR + 1.25%	—
$72.5 million receivables-based revolver	9,860	43,504	7/2/10	7/2/13	LIBOR + 2.40%	5.25%
$66.4 million receivables-based non-revolving conduit loan	13,489	6,549	—	3/22/14	7.035%	—
$26.3 million receivables-based non-revolving conduit loan	7,765	4,140	—	9/22/11	7.90%	—
$128.1 million receivables-based non-revolver	68,761	43,526	—	7/16/18	6.70%	—
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $5.8 million	—	84,885	—	3/15/20	7.263%	—
Inventory / acquisition loan agreement (see $100 million receivables-based revolver above)	30,005	28,407	1/31/10	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory loan agreement	20,091	34,464	4/29/10	4/29/12	Prime + 1.50%	7.00%
$15 million inventory loan agreement	12,982	—	—	—	Prime + 2.00%	—
Various notes, due from February 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	6,970	4,684	—	various	various	—
Total notes payable	314,476	367,161
Capital lease obligations	1,722	1,910	—	various	various	—
Total notes payable and capital lease obligations	316,198	369,071

10½% senior subordinated notes, due 2008	2,146	—	—	4/1/08	10.50%	—
8.0% senior subordinated notes, due 2010	24,671	23,121	—	4/1/10	8.00%	—
Total senior subordinated notes	26,817	23,121

Total	$343,015	$392,192

At December 31, 2008, the LIBOR rate on our senior credit facilities was 0.44% (1 month) and the Prime rate on these facilities was 3.25%. Our weighted average cost of borrowings for the year ended December 31, 2008 was 6.8% compared to 7.6% for the year ended December 31, 2007.

At December 31, 2008, our senior credit facilities provided for loans of up to $549.0 million, of which $186.6 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified special purpose entity (“SPE”), SF-III, as of December 31, 2008 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$331,534	$160,506
Receivables-Based Non-Revolvers	139,100	139,100
Inventory Loans	78,407	62,871
Subtotal Senior Credit Facilities	549,041	362,477
Senior Subordinated Debt	23,121	23,121
Other Debt	6,594	6,594
Subtotal On-Balance-Sheet	578,756	392,192
Off-Balance-Sheet Receivables-Based Term Loan	17,135	17,135
Grand Total	$595,891	$409,327

During 2008, we added to and amended our senior credit facility agreements as follows:

•
Silverleaf Finance VI, LLC. In June 2008, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI. SF-VI was formed for the purpose of issuing approximately $115.4 million of its Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) in a private offering and sale through certain financial institutions. The Series 2008-A Notes were issued in seven classes with a blended coupon rate of 7.263% and at discounts totaling approximately $8.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 11.3% at December 31, 2008. The Series 2008-A Notes have a maturity date of March 2020. The Series 2008-A Notes are secured by customer notes receivable sold to SF-VI by SF-IV and Silverleaf. The customer notes receivable sold to SF-VI were previously sold to SF-IV or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VI were primarily used to repay approximately $93.8 million in consolidated indebtedness to senior lenders or to SF-IV.

•
In April 2008, we amended our $50 million receivables-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 2008 to June 2008. In June 2008, this receivables-based facility was further amended to extend the revolving term and maturity date from June 2008 to June 2010. We also amended our inventory facility with this same senior lender in June 2008 to increase availability from $30 million to $50 million and extend the revolving period from April 2009 to April 2010 and the maturity date from April 2011 to April 2012.

•
In July 2008, we amended our $37.5 million receivables-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013.

•
In September 2008, we amended our $35 million revolving receivables credit facility to increase availability to $50 million, extend the revolving period from December 2008 to August 2011, and extend the maturity date from December 2011 to August 2014. The increase in borrowing capacity of the receivables credit facility from $35 million to $50 million was facilitated based on the termination of our $15 million revolving inventory credit facility with this same senior lender, also effective in September 2008.

In addition, during the fourth quarter of 2008, we retired $1.6 million of 8.0% senior subordinated notes, due April 2010, for $1.3 million, which resulted in a gain of approximately $250,000.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities discussed above provide certain financial covenants that we must satisfy. Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities. As of and for the years ended December 31, 2006, 2007, and 2008, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders. Financial covenants existing at December 31, 2008 are described below.

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

Marketing and Sales Expenses Covenant.  Our ratio of marketing expenses to Vacation Interval sales for the latest rolling 12 months then ended must not equal or exceed 60% as of the last day of any fiscal quarter. One senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio. As of December 31, 2008 and 2007, the ratio was 52.7% and 50.9%, respectively.

Maximum Loan Delinquency Covenant.  Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter, measured on a rolling 12 month basis based on the last day of said most recent quarter and the trailing three quarters. As of December 31, 2008 and 2007, the 30-day delinquency rate was 6.1% and 5.2%, respectively.

Debt Service Covenant.  Our ratio of (i) earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense must not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters. As of December 31, 2008 and 2007, the ratio for the latest rolling 12 months was 1.5 to 1 and 2.3 to 1, respectively.

Profitable Operations Covenant.  Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00.

Leverage Ratio Covenant.  Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans.  As of December 31, 2008 and 2007, the ratio was 1.8 to 1 and 1.7 to 1, respectively.

FICO® Score Covenant.  Our weighted average FICO® Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO® score can be obtained must not be less than 640 for any fiscal calendar quarter. For the fourth quarters of 2008 and 2007, our weighted average FICO® score was 697 and 673, respectively.

Our credit facilities also contain covenants including requirements that we (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The credit agreements also contain restrictive covenants which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of our assets, a merger, consolidation, or reorganization of the Company, or other changes of control of the Company would constitute an event of default and permit senior lenders to accelerate the maturity of the facility. At December 31, 2008, we are in compliance with these covenants.

ITEM 1A.	RISK FACTORS

If our assumptions and estimates in our business model are not accurate, our future results could be negatively impacted.

The financial covenants in our credit facilities are based upon a business model prepared by our management. We used a number of assumptions and estimates in preparing the business model, including:

•	We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;
•	We assumed that our level of sales and operating profits and costs can be maintained and will grow in future periods;
•	We assumed the availability of credit facilities necessary to sustain our operations and anticipated growth; and
•	We assumed that we can raise the prices on our products and services to offset costs of production as market conditions allow.

These assumptions and estimates are subject to significant business, economic, and competitive risks and uncertainties. If our assumptions and estimates are wrong, our future results of operations and financial position may vary significantly from those projected in the business model. Our independent auditors have not reviewed or expressed an opinion about our business model or our ability to achieve it.

Changes in the timeshare industry could affect our operations.

We operate principally within the timeshare industry. Our results of operations and financial position could be negatively affected by any of the following events:

•	An oversupply of timeshare units;
•	A reduction in demand for timeshare units;
•	Changes in travel and vacation patterns;
•	A decrease in popularity of our resorts with our consumers;
•	Governmental regulations or taxation of the timeshare industry; and
•	Negative publicity about the timeshare industry.

We may be vulnerable to the current conditions in the credit markets which could adversely impact our results of operations, liquidity, and financial position.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year.  As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the credit markets.  Unemployment has also increased significantly.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. During 2008 and 2007, approximately 14.7% and 21.6%, respectively, of our sales were made to customers with FICO® scores below 600. In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further. These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Specifically, if default rates for our borrowers were to rise, it may require an increase in our estimated uncollectible revenue, and it could result in a default of the maximum loan delinquency covenant discussed above.

We may be impacted by general economic conditions.

Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. The state of the economy in general and deterioration of the residential real estate market could depress consumer spending for Vacation Intervals. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. Due to the economic slowdown and recent deterioration of the sub-prime mortgage markets, we could experience increased delinquencies in the payment of Vacation Interval promissory notes and monthly Club dues.  A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in an increase in our provision for estimated uncollectible revenue in 2009.  Due to these factors, there is no assurance that we will continue to have access to new credit and securitization facilities or that they will be available on favorable terms.

We may have more funds on deposit at banks than is covered by FDIC insurance limits.

At December 31, 2008, we had substantial sums of cash on deposit with various banks.   If a bank becomes insolvent and is taken over by the Federal Deposit Insurance Corporation, we may lose cash in excess of the current insurable limits for our accounts.  A loss of a significant portion of our cash would have a material impact on our ability to operate.

We are at risk for defaults by our customers.

We offer financing to the buyers of Vacation Intervals at our resorts. Notes receivable from timeshare buyers constitute one of our principal assets. These buyers make down payments of at least 10% of the purchase price and deliver promissory notes to us for the balances. The promissory notes generally bear interest at a fixed rate, are payable over a seven-year to ten-year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

For the years ended December 31, 2008 and 2007, we recorded 24.6% and 17.0% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which resulted in decreases in our sales revenue of $63.1 million and $40.1 million, respectively.  When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it. The associated marketing, selling, and administrative costs from the original sale are not recovered; and we incur such costs again when we resell the Vacation Interval. Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 55% of Vacation Interval sales occurred in 2008), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we would only recover the amount that the indebtedness owed to us exceeds the property’s fair market value rather than the full amount owed. Accordingly, we have generally not pursued this remedy.

At December 31, 2008, we had Vacation Interval customer notes receivable in the approximate principal amount of $397.8 million, and had an allowance for uncollectible notes of $76.7 million. Due to the current economic conditions and recent deterioration of the sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our lenders. At December 31, 2008, we either directly or through our fully consolidated finance subsidiaries owed $362.5 million of principal to our senior lenders.

Borrowing Base. We have receivables-based loan agreements with senior lenders to borrow up to $470.6 million. We have pledged our customer promissory notes as security under these agreements. Our senior lenders typically lend us 75% to 80% of the principal amount of such customers' notes. Collections from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loans receivable balances. At December 31, 2008, we had a portfolio of approximately 44,912 Vacation Interval customer notes receivable in the approximate principal amount of $397.8 million.  Approximately $7.6 million in principal amount of our customer notes were 61 days or more past due and, therefore, ineligible as collateral.  The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the cost of developing, marketing, and selling the interval. Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2008, our portfolio of customer loans receivable had a weighted average fixed interest rate of 16.7%. At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 6.8%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 62% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates declined throughout 2008, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position. To the extent interest rates decrease on alternative financing sources available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from operating activities.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $17.1 million at December 31, 2008, bear interest at a blended fixed rate of 5.4%.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had a weighted average maturity of seven years at December 31, 2008. Our senior credit facilities have scheduled maturity dates between June 2010 and March 2020. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in future periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the terms of our existing funding commitments beyond their scheduled maturity dates or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

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

Many factors that determine whether or not we generate sufficient EBITDA to meet current or future debt service requirements and satisfy financial covenants are inherently difficult to predict. These factors include:

•	the number of sales of Vacation Intervals;
•	the average purchase price per interval;
•	the number of customer defaults;
•	our cost of borrowing; and
•	our sales and marketing costs and other operating expenses.

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

One of our senior lenders, Textron Financial Corporation, and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future.  While we have received no notice from any of our lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders.

Continued or increased volatility in the credit markets will likely impair our ability to securitize our assets.

We periodically sell interests in our timeshare loans to our special purpose entities. Adverse conditions in the credit markets for loan-backed notes in general and the performance of the notes receivable will likely continue to impair the timing and volume of the timeshare loans that we sell.  Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays in note sales could cause us to reduce spending in order to maintain our leverage and return targets.

The financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the financial system may have a sustained negative impact on our business and our financial condition, and we may face difficult challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  Further, the economic situation could have a negative impact on our lenders or customers causing them to fail to meet their obligations to us.

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

Most of our resorts are located in rustic areas, which in the past have often required us to provide public utility water and sanitation services in order to proceed with development. This development is subject to permission and regulation by governmental agencies, the denial or conditioning of which could limit or preclude development.  We currently own and operate the water utilities and water treatment at one of our resorts.  We are subject to risk of liability in connection with both the quality of fresh water provided and the treatment and discharge of waste-water at this resort.

Failure by utilities providers to supply service to the resorts or to adequately maintain and expand as needed the water distribution and waste-water treatment utilities assets could impact our ability to provide the utilities necessary to operate or expand the resorts, either of which could have a material adverse effect on our business, results of operations and financial position.

We must incur costs to comply with laws governing accessibility of facilities to disabled persons.

We are subject to a number of state and federal laws, including the Fair Housing Act and ADA, which impose requirements related to disabled persons access and use of a variety of public accommodations and facilities. Although ADA did not become effective until 1991, we believe our Existing Resorts are substantially in compliance and we will incur additional costs to fully comply if necessary. Additional federal, state, and local legislation may impose further restrictions or requirements on us with respect to access by disabled persons. The ultimate cost of compliance with such legislation is not currently known, however such costs are not expected to have a material effect on our results of operations, liquidity, and financial position

We may be vulnerable to regional conditions.

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Our current geographic concentration could make us more susceptible to adverse events or conditions that affect the particular areas in which we operate. At December 31, 2008, 54% of our owners lived in Texas, 15% lived in Illinois, 7% lived in Massachusetts, and 3% lived in Missouri. Our remaining customer base lives primarily in other states within the United States of America.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI, provide broad-based Vacation Interval exchange services. As of December 31, 2008, all Existing Resorts are qualified for participation in the RCI exchange network. We cannot be certain that the Existing Resorts or any future resorts will continue to qualify for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

We have no control over RCI, and any changes in their operation could have a material impact on our Vacation Interval Owners’ ability to exchange their week for one in the RCI network.

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

The indenture pertaining to our 8% senior subordinated notes permits us to incur certain additional indebtedness, including indebtedness secured by our customer notes receivable. Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds. The indenture pertaining to our 8% senior subordinated notes also permits us to borrow additional funds in order to finance development of our resorts. Future construction loans may result in liens against the respective properties.

Common stock could be impacted by our indebtedness.

The level of our indebtedness could negatively impact holders of our common stock, because:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness;
•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, or acquisitions may be limited;
•	our level of indebtedness could limit our flexibility in reacting to changes in the industry and economic conditions generally;
•	negative covenants in our loan agreements may limit our management’s ability to operate our business in the best interests of our shareholders;
•	some of our loans are at variable rates of interest, and a substantial increase in interest rates above applicable floor rates, could adversely affect our ability to meet debt service obligations; and
•	increased interest expense will reduce earnings, if any.

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

We currently have the right to unilaterally appoint the Board of Directors or Governors of the Clubs until the respective control periods expire (typically triggered by the cessation of sales of the planned development), unless otherwise provided by the bylaws of the association or under applicable law. Thereafter, the bylaws of certain Clubs require that a majority of the members of the Board of Directors or Governors of those Clubs be owners of Vacation Intervals of those resorts. The loss of control of the Board of Directors or Governors of the Clubs could result in our being unable to unilaterally cause the renewal of the Management Agreement with the Silverleaf Club when it expires in 2020. This could result in a loss of revenue and have other materially adverse effects on our business, results of operations, or financial position.

We could issue preferred stock that would have rights and preferences senior to common stock.

Our Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series and to establish the preferences and rights, including the right to vote and the right to convert into common stock. Such preferences and rights would likely grant such preferred stockholders certain preferences in right of payment upon a dissolution of the Company and the liquidation of our assets that would not be available to common stockholders.  To the extent that our credit facilities would permit, the Board could also establish a dividend payable to the holders of the preferred stock that would not be available to common stockholders.

Our cash flow may not be adequate upon an acceleration of deferred taxes.

While we report sales of Vacation Intervals as income at the time of the sale after receiving a 10% to 15% down payment for financial reporting purposes, we report substantially all of the Vacation Interval sales we finance under the installment method for regular federal income tax purposes. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. Our liability for deferred taxes (i.e., taxes owed to taxing authorities in the future related to income previously reported in the financial statements) was $106.9 million at December 31, 2008, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $71.8 million at December 31, 2008), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable. If we should sell our installment notes or be required to factor such notes or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period such taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

We are subject to Alternative Minimum Taxes.

For purposes of computing the 20% alternative minimum tax (“AMT”) imposed under Section 55 of the Code on our alternative minimum taxable income (“AMTI”), the installment sales method is generally not allowed. The Code requires an adjustment to our AMTI for a portion of our adjusted current earnings (“ACE”). Our ACE must be computed without application of the installment sales method. Accordingly, we anticipate that we will pay AMT in future years. However, Section 53 of the Code provides for a credit (“minimum tax credit”) against our regular federal income tax liability for all or a portion of any AMT previously paid.

For 2008, we estimate our AMT liability was $6.6 million, which results in total AMT credit carryforwards of $20.2 million as of December 31, 2008. Our credit carryforwards as of December 31, 2007 were $13.6 million, as adjusted.

Due to the exchange offer described under the next heading, an ownership change within the meaning of Section 382(g) of the Code occurred. Under Section 383, the excess credits existing as of the date of an ownership change can be used to offset tax liability for post-change years only to the extent of the Section 383 Credit Limitation, which is defined as the tax liability attributable to taxable income to the extent it does not exceed the Section 382 limitation for such post-change year (to the extent available after the application of various adjustments). As a result of certain refunds of previously paid AMT, there is no minimum tax credit that is subject to Section 383 of the Code as a result of our ownership change. If it is subsequently determined that we have an AMT liability for prior years, and thus a minimum tax credit as of the time of the exchange offer, or if additional “ownership changes” within the meaning of Section 382(g) of the Code occur in the future, the ownership changes may result in a limitation on the use of our minimum tax credit. See the discussion under the next heading regarding possible future ownership changes.

Our use of net operating loss carryforwards could be limited by an ownership change.

We had net operating loss (“NOL”) carryforwards of $140.6 million at December 31, 2008 for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period.

Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within Section 382(g) as of May 2, 2002 (the “change date”). As a result, the future utilization of $15.0 million of our NOL as of December 31, 2008 is subject to limitation for regular federal income tax purposes. There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax exempt rate.  However, that annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382 of the Code. We believe that the built-in gain associated with the installment sale gains as of the change date increases the annual limitation and will allow the utilization of most of the $15.0 million portion of our NOL as needed.  Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the $15.0 million portion of our NOL. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest.

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

We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers. On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a future negative impact on our telemarketing activities. The FCC has implemented, in conjunction with the Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls. The FTC has reported that approximately 172 million telephone numbers had been registered on the National Do Not Call Registry as of October 1, 2008. This will continue to limit the number of contacts we will be able to make through our telemarketing activities. We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship. Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations. The large quantity of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods such as direct mail. The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers. All companies involved in telemarketing have experienced some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation, which seeks to protect the privacy of consumers from various types of marketing solicitations. Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation. We will continue to assess the do-not-call rules' impact on both operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules. In addition to the National Do-Not-Call List, various states have implemented Do-Not-Call legislation that also may affect our business.

The substantially increased costs of our compliance with the requirements of the Sarbanes-Oxley Act, including the requirements of Section 404, may adversely affect our available cash, our management team’s attention to our core business, and the price of our stock.

As of December 31, 2008, we are required to comply with the internal control reporting provisions of §404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (“SEC”) to implement §404. However, we are not required to obtain an attestation report of our independent registered public accounting firm for this annual report due to the transition of our filing status from accelerated to non-accelerated, effective with this Form 10-K.  In response to this, we have taken steps over the last several years to increase the effectiveness of our internal control over financial reporting. These internal control enhancements have resulted in substantially increased costs to us. Our management also regularly evaluates the effectiveness and design and operation of our disclosure controls and procedures and our internal control over financial reporting. While we currently believe our disclosure controls and procedures and our internal controls over financial reporting are effective and properly documented, we may find it necessary to continue to incur substantially increased costs in future periods to further enhance our internal controls over financial reporting. There can be no assurance that our continuing assessment of the effectiveness of our internal control over financial reporting will not result in increased costs of compliance which may adversely affect our available cash, our management team’s attention to our core business, and our stock price.

The market trading price and trading volume of our common stock has been and is likely to continue to be volatile.

The market trading price of our common stock has recently been, and may continue to be, volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $0.53 to a high of $6.89. Because of our stock’s history of trading volatility and current economic conditions, we believe that significant market fluctuations are likely to continue in future periods. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;
•	publication of research reports about us or the real estate industry;
•	adverse market reaction to any additional debt we incur;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this report; and
•	general market and economic conditions.

The trading market for our common stock may be limited.

Approximately 38.4% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares. For example, the average daily trading volume for our shares for the two-month period ended February 28, 2009 was approximately 35,000 shares. There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of common stock by existing shareholders, including officers or directors, may adversely affect the market price of our common stock.

Approximately 61.6% of our common stock is held by affiliates, including our officers and directors. Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of The NASDAQ Capital Market.

Effective February 28, 2007, we began trading on The NASDAQ Capital Market and ceased trading on AMEX. However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on NASDAQ. Our failure to comply with NASDAQ listing standards could result in the delisting of our common stock by NASDAQ, thereby limiting the ability of our shareholders to sell our common stock. During October 2008, due to market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through January 16, 2009. Effective January 16, 2009, the SEC extended the temporary suspension of the NASDAQ rules requiring a minimum $1 closing bid price and a minimum market value of publicly held shares through April 20, 2009. Also in January 2009, the SEC approved a NASDAQ proposal that extended the compliance period for companies that fail to meet the continued listing requirement for market value of listed securities from 30 to 90 days.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2008, Robert E. Mead, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 24.5% of our outstanding common stock, and Bradford Whitmore and a partnership controlled by him, Grace Brothers, Ltd., beneficially owned 19.3% of our common stock.  As a result, these stockholders are able to exert significant influence over the Company and its activities, including the nomination, election, and removal of our Board of Directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

Mr. Mead and Mr. Whitmore’s interests may conflict with the interests of other holders of our common stock and they may take actions affecting us with which other shareholders may disagree. For example, if Mr. Mead and Mr. Whitmore acted in concert, they may jointly decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock.

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

Corporate Offices. Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space. We also maintain two leased telemarketing centers in the Dallas area. Our sales are conducted primarily through sales centers located at our various resorts, a leased off-site sales center in Irving, Texas, and a leased member services office in Lombard, Chicago. The square footage of our leased telemarketing centers and off-site sales centers are approximately 21,000, 40,000, 16,500, and 16,000, respectively. We also lease small office facilities in San Antonio and Houston, Texas, which we use in our marketing efforts in those locales.

Pinnacle Lodge. In 2006, we purchased Pinnacle Lodge, a 64-room hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area. We generated $1.3 million and $1.1 million of revenues at the Pinnacle Lodge during the years 2008 and 2007, respectively.

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

Resorts.  At December 31, 2008, we owned a total of 13 timeshare resorts. Each of these resorts was encumbered by various liens and security agreements at December 31, 2008 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders. See “Note 8 – Debt” in the Notes to our Consolidated Financial Statements for a further description of these credit facilities. A description of our Existing Resorts, principal developmental activity which occurred during 2008, and future plans are summarized below.

Getaway Resorts

Holly Lake Resort. Holly Lake Resort is a family-oriented golf resort located in the Piney Woods of east Texas, approximately 105 miles east of Dallas, Texas. The timeshare portion of Holly Lake is part of a 4,300 acre mixed-use development of single-family lots and timeshare units with other third-party developers. The resort has 130 existing units. No additional units are planned for development at this resort.

The Villages and Lake O’ The Woods Resorts. The Villages and Lake O’ The Woods are sister resorts located on the shores of Lake Palestine, approximately 100 miles east of Dallas, Texas.

The Villages Resort is an active sports resort popular for water-skiing and boating. In the first quarter of 2008, we opened our indoor water park and Beach Club amenity, which are popular attractions at the resort. The Villages Resort is a mixed-use development of single-family lots and timeshare units. The resort has 378 existing units. We plan to develop approximately 220 additional units at this resort in the future, which would yield an additional 11,440 Vacation Intervals available for sale. During 2008, we added 16 new units at this resort.

Lake O' The Woods Resort is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests. The resort is also popular for its fishing pier, nature trails, and recreational beach area. Lake O’ The Woods Resort has 64 existing units. No additional units are planned for development at this resort.

Piney Shores Resort. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. The resort has 250 existing units. We plan to develop approximately 188 additional units at this resort in the future, which would yield an additional 9,776 Vacation Intervals available for sale. During 2008, we added 48 new units at this resort. During 2008, we purchased approximately 10 additional acres of land contiguous to the Piney Shores Resort.

Timber Creek Resort. Timber Creek Resort, in Desoto, Missouri, is located approximately 50 miles south of St. Louis, Missouri. The primary recreational amenity available at the resort is a 40-acre fishing lake. In addition, the resort has a five-hole par-three executive golf course. The resort has 72 existing units and 24 additional units are planned for future development, which would yield an additional 1,248 Vacation Intervals available for sale.

Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago. The gentle rolling hills and seven-acre stocked lake provide an ideal environment for outdoor activities such as canoeing, fishing, and swimming. We also offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing. The resort has 240 existing units. We plan to develop approximately 276 additional units at this resort in the future, which would yield an additional 14,352 Vacation Intervals available for sale.

Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia. The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course. The resort has 84 existing units and approximately 180 additional units are planned for future development, which would yield an additional 9,360 Vacation Intervals available for sale.

Destination Resorts

Ozark Mountain Resort. Ozark Mountain Resort is a family-oriented resort located on the shores of Table Rock Lake, which features bass fishing. The resort is located approximately 15 miles from Branson, Missouri, a family music and entertainment center, 233 miles from Kansas City, and 276 miles from St. Louis. Ozark Mountain Resort is a mixed-use development of timeshare and condominium units. Ozark Mountain Resort has 160 existing units. No additional units are planned for development at this resort. During 2008, we added 12 new units at this resort.

Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri. Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort. The resort is 224 miles from Kansas City and 267 miles from St. Louis. Holiday Hills Resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson. The resort is a mixed-use development of single-family lots, condominiums, and timeshare units. The resort has 482 existing units. We have future plans to develop approximately 516 additional units at this resort, which would yield an additional 26,832 Vacation Intervals available for sale. During 2008, we added 24 new units at this resort.

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, Fiesta Texas, and the San Antonio Zoo. The resort has 342 existing units. We have future plans to develop approximately 188 additional units at this resort, which would yield an additional 9,776 Vacation Intervals available for sale. During 2008, we purchased approximately 8 additional acres of land that is adjacent to the existing resort.

Oak N' Spruce Resort. Oak N’ Spruce Resort, located in the Berkshire mountains of western Massachusetts, is approximately 134 miles west of Boston, Massachusetts, and 114 miles north of New York City. Oak N' Spruce Resort is a mixed-use development which includes a hotel and timeshare units. The resort is an active sports resort popular for hiking in the Appalachian Trail, boating, fishing, snowmobiling, and cross-country skiing. The resort has 340 existing units. We have future plans to develop approximately 10 additional units at this resort, which would yield an additional 520 Vacation Intervals available for sale. During 2008, we added 20 new units at this resort.

Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. The resort has 144 existing units. We have future plans to develop approximately 264 additional units at this resort, which would yield an additional 13,728 Vacation Intervals available for sale. During 2008, we added 12 new units at this resort.

Orlando Breeze Resort. Orlando Breeze Resort is located in Davenport, Florida, just outside Orlando, Florida, near the major tourist attractions of Walt Disney World, Sea World, and Universal Studios. The resort has 60 existing units. We plan to develop approximately 12 additional units at this resort, which would yield an additional 624 Vacation Intervals available for sale. During 2008, we added 12 new units at this resort. We also own an additional 31 acres contiguous to the Orlando Breeze Resort. We have not yet finalized plans for development of this property.

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2008, unless otherwise indicated.

Existing Resorts

		Units at Resorts				Vacation Intervals At Resorts				Vacation Intervals Sold
Resort/Location	Primary Market Served	Inventory At 12/31/08		Planned Expansion(b)		Inventory At 12/31/08	Planned Expansion		Date Sales Commenced	Through 12/31/08 (c)	In 2008 Only (a)	Percentage Through 12/31/08	Average Sales Price in 2008 (a)	Amenities/ Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130		—		389	—		1982	6,111	2,213	94.0%	$7,475	B,F,G,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	378		220	(g)	3,633	11,440	(g)	1980	15,615	2,793	81.1%	9,648	B,F,H,M,S,T,W
Flint, TX	Ft. Worth, TX
Lake O' The Woods Flint, TX	Dallas- Ft. Worth, TX	64		—		349	—		1987	2,851	463	89.1%	7,255	F,M,S,T	(e)
Piney Shores	Houston, TX	250		188	(g)	5,451	9,776	(g)	1988	7,357	1,793	57.4%	10,550	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis,	72		24	(g)	1,800	1,248	(g)	1997	1,944	461	51.9%	8,139	B,F,G,H,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	240		276	(g)	2,772	14,352	(g)	1997	9,708	1,141	77.8%	11,023	B,F,G,H,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	84		180	(g)	1,746	9,360	(g)	1999	2,622	712	60.0%	10,166	G,H,M,S,T
Clarkesville, GA

Destination Resorts	Locations
Ozark Mountain Kimberling City, MO	Branson, MO	160		—		1,166	—		1982	6,930	705	85.6%	10,486	B,F,M,S,T
Holiday Hills Branson, MO	Branson, MO	482		516	(g)	2,865	26,832	(g)	1984	22,063	1,773	88.5%	12,356	G,S,T	(e)
Hill Country Canyon Lake, TX	Austin-San Antonio, TX	342	(f)	188	(g)	1,969	9,776	(g)	1984	15,443	1,703	88.7%	12,046	M,S,T	(e)
Oak N' Spruce South Lee, MA	Boston, MA- New York, NY	340		10	(g)	2,900	520	(g)	1998	14,780	1,454	83.6%	10,804	F,M,S,T
Silverleaf's Seaside Galveston, TX	Galveston, TX	144		264	(g)	1,339	13,728	(g)	2000	6,149	581	82.1%	13,765	M,S,T
Orlando Breeze Davenport, FL	Orlando, FL	60		12	(g)	794	624	(g)	2005	2,326	21	74.6%	21,673	S
Total		2,746		1,878		27,173	97,656			113,899	15,813	80.7%	$10,328

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. An “upgraded Vacation Interval” sale refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2008, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price — Net of Exchanged Interval
Holly Lake	155	$5,549
The Villages	917	8,430
Lake O' The Woods	29	6,586
Piney Shores	590	8,719
Hill Country	1,688	10,065
Timber Creek	23	8,589
Fox River	815	9,155
Ozark Mountain	278	8,851
Holiday Hills	2,372	9,998
Oak N’ Spruce	937	8,696
Apple Mountain	299	9,145
Silverleaf's Seaside	1,248	8,954
Orlando Breeze	563	10,981
	9,914

The average sales price for the 9,914 upgraded Vacation Intervals sold was $9,380 for the year ended December 31, 2008.

(b)
Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations. The following chart reflects the status of certain planned units at December 31, 2008:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	204	16	220
Piney Shores	—	—	172	16	188
Timber Creek	—	—	24	—	24
Fox River	—	—	264	12	276
Apple Mountain	—	—	168	12	180
Holiday Hills	—	—	500	16	516
Hill Country	—	—	156	32	188
Oak N' Spruce	—	—	10	—	10
Silverleaf's Seaside	—	—	264	—	264
Orlando Breeze	—	—	12	—	12
	—	—	1,774	104	1,878

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

(d)
Principal amenities available to Silverleaf Owners at each resort are indicated by the following symbols: B — boating; F — fishing; G — golf; H — horseback riding; M — miniature golf; S — swimming pool; T — tennis; and W — indoor water park.

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

Year-Round Use of Amenities. Even when not using the lodging facilities, Silverleaf Owners have unlimited year-round day usage of the amenities located at the Existing Resorts, such as boating, fishing, miniature golf, tennis, swimming, or hiking, for little or no additional cost. Certain amenities, however, such as our indoor water park, golf, horseback riding, or watercraft rentals, may require a usage fee.

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any other of our Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval. These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort. Approximately 10,668 exchanges occurred in 2008. Silverleaf Owners pay an exchange fee of $75 to Silverleaf Club for each such internal exchange. In addition, Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89.

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

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners. At December 31, 2008, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis. We have contracted with Silverleaf Club to perform the supervisory and management functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Our destination resort in Florida, Orlando Breeze, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club. However, we supervise the management and operation of Orlando Breeze Resort Club under the terms of a written agreement.

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

Substantial Internal Growth Capacity. At December 31, 2008, we had an inventory of 27,173 Vacation Intervals and a master plan to construct new units which will result in up to 97,656 additional Vacation Intervals at our Existing Resorts. Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

We are a co-plaintiff with two other parties in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation (“Berkshire”), for a portion of a road that Berkshire needs to access property located where Berkshire plans to construct a wind farm.  We initiated this lawsuit because the predecessor in interest of the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property.  We seek a court decree that the special permit expired from non-use and is therefore no longer valid, or alternatively, that the road was not built as permitted.  We will seek to consolidate these matters.  We are in fast track discovery in the Land Court, but no final trial date has been set.

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

Set forth below is a line graph comparing the total cumulative return of our common stock since December 31, 2003 to (a) the S&P 500 Index, a broad equity market index, and (b) the Russell MicroCap Index, an index that measures the performance of stocks in the micro-cap segment of market capitalization. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Only a few other publicly held companies engage in our principal line of business - the sale of vacation ownership intervals. Prominent among this limited group are Walt Disney Company, Hilton Hotels Corporation, and Marriott International, Inc., which are (i) diversified, with far less than 50% of their respective revenues attributable to vacation ownership interval sales, and (ii) substantially larger than we are in terms of revenue, assets, and market capitalization. Therefore, we concluded that a sufficient body of reliable market data to use as a comparison peer group is not available. In 2006 our common stock was added to the Russell MicroCap Index. In the below graph, we have elected to compare the performance of our common stock to the S&P 500 Index and the Russell MicroCap Index.

The graph assumes $100 was invested on December 31, 2003 in our common stock, the S&P 500, and the Russell MicroCap and assumes dividends are reinvested. Silverleaf’s cumulative total return of $90 is due to the decline in the bid price of our common stock from $0.77 at December 31, 2003 to $0.72 at December 31, 2008.

*100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31. Copyright © 2009 S&P, a division of the McGraw-Hill Companies Inc. All rights reserved. Copyright © 2009 Dow Jones & Co. All rights reserved.

	Measurement Period (Fiscal Year Covered)
	12/03	12/04	12/05	12/06	12/07	12/08
Silverleaf Resorts, Inc.	100.00	172.50	407.50	558.75	520.00	90.00
S & P 500	100.00	110.88	116.33	134.70	142.10	89.53
Russell MicroCap	100.00	114.14	117.07	136.44	125.52	75.59

The following table sets forth the high and low closing prices of our common stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. The common stock prices from January 1, 2007 to February 27, 2007 are the closing bid prices as quoted on the American Stock Exchange under the symbol “SVL.” Effective February 28, 2007, we listed our common stock on The NASDAQ Capital Market (“NASDAQ”), under the symbol “SVLF.” From that point forward the common stock prices shown are the closing bid prices as quoted on NASDAQ.

	High	Low
Year Ended December 31, 2007:
First Quarter	$5.00	$4.25
Second Quarter	5.95	4.56
Third Quarter	6.89	4.60
Fourth Quarter	6.50	4.05

Year Ended December 31, 2008:
First Quarter	$4.08	$2.05
Second Quarter	3.03	2.02
Third Quarter	2.28	1.24
Fourth Quarter	1.36	0.53

As of December 31, 2008, we believe that there were approximately 2,200 holders of our common stock, which is the only class of our equity securities outstanding.  During October 2008, due to market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through January 16, 2009. Effective January 16, 2009, the SEC extended the temporary suspension of the NASDAQ rules requiring a minimum $1 closing bid price and a minimum market value of publicly held shares through April 20, 2009. Also in January 2009, the SEC approved a NASDAQ proposal that extended the compliance period for companies that fail to meet the continued listing requirement for market value of listed securities from 30 to 90 days.

Our stock option plans provide for awarding nonqualified stock options to directors, officers, and key employees and incentive stock options to key salaried employees. Stock options provide for the right to purchase common stock at a specified price, which may be less than or equal to fair market value on the date of grant (but not less than par value). Stock options may be granted for any term and upon such conditions determined by our Board of Directors.

On July 29, 2008, our shareholders approved our 2008 Stock Option Plan, which reserved for issuance up to two million shares of our common stock as either incentive or nonqualified stock options to our directors, officers, and key employees. In August 2008, we granted 1,925,000 stock options under this plan of which 300,000 were nonqualified stock options granted to our directors and 1,625,000 were incentive stock options granted to certain officers and key employees. In September 2008, we granted the remaining 75,000 stock options that were reserved for issuance as incentive stock options. The options granted to our officers and key employees will vest in equal increments over a five-year period. The options granted to our directors will vest in equal increments over a four-year period.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business.  In addition, certain of our debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow.  Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial position, capital requirements, level of indebtedness, contractual and other restrictions related to payment of dividends under our senior credit facilities, and other factors that our Board of Directors deem relevant.

Shares Authorized for Issuance under Equity Compensation Plans

Information regarding shares authorized under our equity compensation plans is discussed under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. This stock repurchase program expires in July 2010 or upon the purchase of an aggregate of 2,000,000 shares of our common stock. In the third quarter of 2008, we acquired 56,211 outstanding shares of common stock, which we reclassified as treasury stock, for $108,000.  However, in the fourth quarter of 2008, 115,000 stock options were exercised and 56,211 shares of treasury stock were reissued in these transactions. We did not repurchase any treasury shares during the fourth quarter of 2008. As of December 31, 2008, 1,943,789 shares may yet be repurchased under this program.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Historical Financial and Operating Information

The Selected Consolidated Historical Financial and Operating Information shown below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K. In 2006, we changed our accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” and changed our accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As a result, certain amounts presented in the following tables for years preceding 2006 may not be comparable to 2006 and subsequent years.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except share and per share amounts)
Statement of Income Data:
Revenues:
Vacation Interval sales	$138,046	$146,416	$187,481	$235,135	$256,300
Estimated uncollectible revenue	—	—	(32,491)	(40,071)	(63,051)
Sampler sales	2,150	2,623	—	—	—
Net sales	140,196	149,039	154,990	195,064	193,249

Interest income	37,843	38,154	46,248	53,019	61,077
Management fee income	1,201	1,856	1,861	2,806	3,121
Gain on sale of notes receivable	1,915	6,457	—	—	—
Other income	2,522	6,402	3,785	4,141	6,515
Total revenues	183,677	201,908	206,884	255,030	263,962

Costs and operating expenses:
Cost of Vacation Interval sales	24,964	23,427	19,003	23,027	24,903
Sales and marketing	71,890	74,667	93,957	119,679	135,059
Provision for uncollectible notes	26,811	23,649	—	—	—
Operating, general and administrative	25,639	28,038	32,315	39,101	41,154
Depreciation	3,588	2,723	2,539	3,511	4,929
Interest expense and lender fees:
Related to receivables-based credit facilities	15,525	13,524	17,550	19,285	22,213
Related to other indebtedness	2,102	3,729	4,112	5,325	6,341

Total costs and operating expenses	170,519	169,757	169,476	209,928	234,599

Income before provision for income taxes and discontinued operations	13,158	32,151	37,408	45,102	29,363
Provision for income taxes	23	9,725	14,402	17,398	11,437

Income from continuing operations	13,135	22,426	23,006	27,704	17,926

Discontinued operations:
Gain on sale of discontinued operations (net of taxes)	—	613	—	—	—
Income from discontinued operations (net of taxes)	624	128	—	—	—
Income from discontinued operations	624	741	—	—	—

Net income	$13,759	$23,167	$23,006	$27,704	$17,926

Net income per share — Basic:
Income from continuing operations	$0.35	$0.61	$0.61	$0.73	$0.47
Income from discontinued operations	0.02	0.02	—	—	—
Net income	$0.37	$0.63	$0.61	$0.73	$0.47

Net income per share — Diluted:
Income from continuing operations	$0.33	$0.57	$0.59	$0.70	$0.46
Income from discontinued operations	0.02	0.02	—	—	—
Net income	$0.35	$0.59	$0.59	$0.70	$0.46

Weighted average number of common shares issued and outstanding:
Basic	36,852,133	36,986,926	37,579,462	37,811,387	38,037,635
Diluted	38,947,854	39,090,921	39,261,652	39,417,017	38,897,619

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,935	$10,990	$11,450	$13,170	$11,431
Notes receivable, net of allowance for uncollectible notes	196,466	177,572	229,717	289,907	320,306
Amounts due from affiliates	288	680	1,251	1,358	1,738
Inventories	109,303	117,597	147,759	179,188	190,318
Total assets	369,506	361,796	474,530	581,059	644,822
Amounts due to affiliates	929	544	246	—	—
Notes payable and capital lease obligations	218,310	177,269	254,550	316,198	369,071
Senior subordinated notes	34,883	33,175	31,467	26,817	23,121
Total liabilities	268,038	236,961	326,338	405,018	450,576
Shareholders' equity	101,468	124,835	148,192	176,041	194,246

Cash Flows Data:
Net cash provided by (used in) operating activities	$9,404	$75,681	$(45,648)	$(39,895)	$(21,341)

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008
Other Operating Data:
Number of Existing Resorts at period end	12	13	13	13	13
Number of Vacation Intervals sold (excluding Upgrades)(a)	10,431	8,332	9,855	15,394	15,813
Number of in-house Vacation Intervals sold	4,816	6,576	8,777	9,988	9,914
Number of Vacation Intervals in inventory	22,857	27,396	28,801	27,300	27,173
Average price of Vacation Intervals sold (excluding Upgrades)(a)(b)	$10,031	$11,124	$11,681	$9,607	$10,328
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$6,938	$8,171	$8,245	$8,735	$9,380

__________

(a)
Vacation Intervals sold during the years ended December 31, 2004, 2005, 2006, 2007, and 2008, include 2,556 biennial intervals (counted as 1,278 annual Vacation Intervals), 2,780 biennial intervals (counted as 1,390 annual Vacation Intervals), 5,117 biennial intervals (counted as 2,558 annual Vacation Intervals), 3,588 biennial intervals (counted as 1,794 annual Vacation Intervals), and 4,536 biennial intervals (counted as 2,268 annual Vacation Intervals), respectively.

(b)	Includes annual and biennial Vacation Interval sales for one-bedroom, two-bedroom, and three-bedroom units.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We are in the business of owning and operating thirteen timeshare resorts as of December 31, 2008. Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals and from the interest earned from financed sales of such timeshare interests. As of December 31, 2008, we own a) seven Getaway Resorts located within 1.5 to 2 hours of major metropolitan areas, which are the primary market for timeshare sales to new purchasers, and b) six Destination Resorts located farther from major metropolitan areas. The principal purchasers of timeshare interests at the Destination Resorts are existing owners who are upgrading or buying additional interests.

The Company anticipates a continuation of the challenging economic environment which it experienced in 2008. Our biggest challenges include the current economic weaknesses, constrained consumer spending, collection of customer receivables, our ability to access the capital markets, and our ability to manage inventory levels.  Although we do not anticipate a significant decline in our Vacation Interval sales in 2009, our success in collecting payments due on customers’ loans in this challenging environment will continue to pressure our bottom-line. However, we believe that conservative business decisions and aggressive cash flow management in 2009, along with other measures in the coming year, will allow us to maintain adequate liquidity into 2010, including the payment of our $23.1 million 8.0%senior subordinated notes, due April 1, 2010. These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, and the prudent management of our liquidity through controlled and measured growth.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010, including payment of the aforementioned 8.0% senior subordinated notes.

The following economic or industry-wide factors are relevant to us:

•
We predominantly sell vacation and recreational products to customers who drive to our locations. We believe that this type of usage is somewhat immune from issues that would affect the travel industry as a whole (i.e., the disruptions to the airline industry and destination resort industry after September 11, 2001 and the current state of the economy). However, major increases in gasoline prices or other issues that cause the U.S population to drive less could have a negative impact on us.

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

•
We finance the majority of our sales over seven to ten years. A sustained economic downturn could negatively affect the ability of our customers to pay the principal and interest due on their loans, which would result in additional estimated uncollectible revenue.

•
Our fixed-to-floating debt ratio is 38% fixed and 62% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  Although interest rates declined throughout 2008, an increase in interest rates above applicable floor rates on our variable-rate facilities could have a negative impact on our profitability.

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to provide the liquidity necessary to fund our day-to-day costs and expenses. We presently have adequate credit facilities to fund our operations into 2010. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

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

One product that is sold to new customers is a sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday. Revenues related to sampler contracts, which entitle the prospective owner to sample a resort during certain periods, have been and will continue to be deferred until the customer uses the stay or allows the contract to expire. Sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, during the years ended December 31, 2006, 2007, and 2008, all sampler sales were recorded as a reduction to sales and marketing expense in the amounts of $2.9 million, $3.4 million, and $3.7 million, respectively.

The following table shows the elements management considers important to assessing our Vacation Interval sales (in thousands, except for tours and sales per tour):

	Year Ended December 31,
	2006	2007	2008

Tours to potential new purchasers	86,950	108,541	116,713
Sales per tour	$1,217	$1,123	$1,094
Gross sales to new customers	105,785	121,867	127,735
Rescissions of sales to new customers	(19,970)	(23,809)	(20,981)
Net sales to new customers	85,815	98,058	106,754

Gross sales to existing customers	109,524	150,026	165,920
Rescissions of sales to existing customers	(4,953)	(9,559)	(12,631)
Net sales to existing customers	104,571	140,467	153,289

Total sales	190,386	238,525	260,043
Less sampler sales	(2,905)	(3,390)	(3,743)
Total Vacation Interval sales	$187,481	$235,135	$256,300

Rescission rate for new customers	18.9%	19.5%	16.4%
Rescission rate for existing customers	4.5%	6.4%	7.6%
Rescission rate for all customers	11.6%	12.3%	11.4%

•
In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales and marketing expenses to Vacation Interval sales. The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, offsite marketing, commissions, and sales and marketing overhead as detailed in the following table (in thousands, except for tours and cost per tour):

	Year Ended December 31,
	2006	2007	2008

Tours to potential new purchasers	86,950	108,541	116,713
Cost per tour	$424	$464	$516
Cost of marketing to new purchasers	36,875	50,324	60,230
Cost of marketing to existing purchasers	11,649	15,424	17,286
Offsite marketing	6,041	6,118	6,839
Commissions	29,733	37,780	39,972
Sales and marketing overhead	12,564	13,423	14,475
Sampler sales offset	(2,905)	(3,390)	(3,743)
Total sales and marketing expense	$93,957	$119,679	$135,059

As a percentage of Vacation Interval sales:
Cost of marketing to new purchasers	19.7%	21.4%	23.5%
Cost of marketing to existing purchasers	6.2%	6.5%	6.7%
Offsite marketing	3.2%	2.6%	2.7%
Commissions	15.9%	16.1%	15.6%
Sales and marketing overhead	6.7%	5.7%	5.7%
Sampler sales offset	(1.6)%	(1.4)%	(1.5)%
Total sales and marketing expense	50.1%	50.9%	52.7%

•
Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable. Interest income as a percentage of average annual notes receivable has increased each year from 2004 through 2008 as a result of periodically increasing the interest rate we charged our new customers.

•	We have two lesser revenue sources, management fees, predominantly from Silverleaf Club, and other income.

•
We generate cash from the collection of down payments, from the collection of principal and interest from timeshare notes receivable, from sales of notes receivable, and from management fees and other income. We also generated cash during 2006 and 2007 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts.

•	Since the majority of our sales are financed, we have revolving credit facilities that are drawn upon monthly to fund our day-to-day costs, expenses, and capital expenditures.

We operate principally in only one business segment, the timeshare industry. Further, we only operate in the United States. As of December 31, 2008, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states. In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado, which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

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

Critical Accounting Policies

Timeshare Accounting Practices — We follow industry specific guidance established by Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). In general, SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. There were no sales deferred at December 31, 2008 related to the percentage-of-completion method.

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

As mentioned, certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as other income and the interest portion is recognized as interest income. This income is not significant.

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

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to certain recourse obligations. Recourse on sales of customer notes receivable is governed by agreements between the purchasers of said notes and the Company, though we typically do not have an obligation to repurchase defaulted notes held by our financing subsidiaries.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.6%, 17.0% and 17.3% for the years ended December 31, 2008, 2007 and 2006, respectively. Under the relative sales value method, an estimate of the value of inventory recoveries is considered in determining inventory costing and allocation to sales. Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. We will continue our current collection programs and seek new programs to reduce note defaults. We will also maintain our focus on tour lead procurement in an effort to improve the credit quality of our customers. During 2008 and 2007, approximately 14.7% and 21.6%, respectively, of our sales were made to customers with FICO® scores below 600. However, there can be no assurance that these efforts will be successful.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At December 31, 2008, the estimated costs not yet incurred but expected to complete promised amenities was $625,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) or (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval. Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value.

Liquidity and Capital Resources

As of and for the years ended December 31, 2006, 2007, and 2008, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

At December 31, 2008, our senior credit facilities provided for loans of up to $549.0 million, of which $186.6 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified SPE, SF-III, as of December 31, 2008 (in thousands):

	MaximumAmount Available	Balance
Receivables-Based Revolvers	$331,534	$160,506
Receivables-Based Non-Revolvers	139,100	139,100
Inventory Loans	78,407	62,871
Subtotal Senior Credit Facilities	549,041	362,477
Senior Subordinated Debt	23,121	23,121
Other Debt	6,594	6,594
Subtotal On-Balance-Sheet	578,756	392,192
Off-Balance-Sheet Receivables-Based Term Loan	17,135	17,135
Grand Total	$595,891	$409,327

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

The loans mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of the Existing Resorts. Our fixed-to-floating debt ratio at December 31, 2008 was 38% fixed to 62% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At December 31, 2008, the LIBOR rate on our senior credit facilities was 0.44% (1 month) and the Prime rate on these facilities was 3.25%. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable. In addition, we have $23.1 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.

We are aware that our outstanding debt securities are currently trading at substantial discounts to face amount.  During the fourth quarter of 2008, we retired $1.6 million of our 8.0% senior subordinated notes, due April 2010, for $1.3 million, which resulted in a gain of approximately $250,000.  In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time in future periods seek to retire or purchase our outstanding senior subordinated notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.  The amounts involved may be material.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual commitments as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$79,307	$85,045	$111,568	$77,111	$85,637	$8,614
Capital leases	1,010	597	345	104	18	—
Operating leases	2,337	1,504	968	519	306	475
Construction commitments	16,349	—	—	—	—	—
Total	$99,003	$87,146	$112,881	$77,734	$85,961	$9,089

Principal maturities on our term securitizations (SF-II, SF-V, and SF-VI) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt. Long-term debt includes $57.0 million of future interest, using an approximate interest rate of 6.8%, which is our weighted average cost of borrowings at December 31, 2008. Capital leases include $164,000 of future interest, using an approximate interest rate of 6.2%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2008. Construction commitments of $16.3 million relate to the continued development of our resorts and will be funded via availability under our credit facilities. As of December 31, 2008, we had availability under our credit facilities of $186.6 million.  We also have a $15.7 million demand note with SF-II, our wholly owned on-balance-sheet conduit financing subsidiary, which is excluded from long-term debt as the note represents only a potential, future cash outlay and is eliminated on a consolidated basis.

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

During the year ended December 31, 2008, cash used in operating activities was $21.3 million compared to $39.9 million and $45.6 million during the same periods of 2007 and 2006, respectively. This $18.6 million decrease in cash used in operating activities during 2008 versus 2007 primarily resulted from the reduction in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities. This reduction in capital expenditures is consistent with our moderate growth initiative in effect for 2008.

Net Cash Used in Investing Activities. During 2008, investing activities used $19.5 million of cash compared to $16.8 million during 2007 and $13.6 million during 2006. The $13.6 million net cash used during 2006 resulted primarily from the purchase of the following assets: Pinnacle Lodge (our 64-room hotel located near the Winter Park recreational area in Colorado), two offsite sales offices, and a corporate aircraft. We also began construction on the water park at The Villages Resort in 2006. These purchases were partially offset by net proceeds of $789,000 received from the sale of two parcels of land in Mississippi. The $16.8 million net cash used during 2007 consisted of capital expenditures totaling $17.0 million, partially offset by net proceeds of $242,000 received from the sale of a land parcel in Texas. The $17.0 million capital expenditures resulted primarily from construction of the water park at The Villages Resort and purchases of unimproved real property in Massachusetts and Missouri. The Massachusetts land is a 394.3 acre tract which adjoins 500 acres that we own in Berkshire County, Massachusetts, and the Missouri land consists of 36.7 acres and is adjacent to our Holiday Hills resort in Taney County, Missouri. The $19.5 million cash used for investing activities in 2008 resulted primarily from the construction or expansion of member services buildings at six of our existing resorts, completion of construction on the water park at The Villages Resort which opened in January 2008, and purchases of two parcels of land in Texas. We purchased approximately 10 acres adjacent to our Piney Shores Resort located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas, and 8 acres adjacent to our Hill Country Resort, near Canyon Lake in the hill country of central Texas between Austin and San Antonio.

Net Cash Provided by Financing Activities. During 2008, net cash provided by financing activities was $39.1 million compared to $58.4 million and $59.7 million for 2007 and 2006, respectively. The net cash of $59.7 million provided by financing activities during 2006 was primarily the result of $320.3 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $250.6 million of payments on borrowings against pledged notes receivable and our inventory loans, and $10.2 million of increases in restricted cash reserved for payments of debt, all of which were primarily due to our transactions with SF-IV and Silverleaf Finance V, L.P. (“SF-V”). The net cash of $58.4 million provided by financing activities during 2007 was primarily the result of $181.3 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, offset by $124.3 million of payments on borrowings against pledged notes receivable and our inventory loans. The net cash of $39.1 million provided by financing activities during 2008 was primarily the result of $339.4 million of proceeds received from borrowings against pledged notes receivable and our inventory loans, partially offset by $292.4 million of payments on borrowings against pledged notes receivable and our inventory loans, and $7.9 million of increases in restricted cash reserved for payments of debt. The securitization transaction we closed in June 2008 through our newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $339.4 million of proceeds received from borrowings and $93.8 million of the $292.4 million of payments on borrowings for the year ended December 31, 2008.

At December 31, 2008, our senior credit facilities provided for loans of up to $549.0 million, of which $362.5 million of principal related to advances under the credit facilities was outstanding. As of December 31, 2008, the weighted average cost of funds for all borrowings was 6.8%. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2008, $7.6 million of notes, net of accounts charged off, were more than 60 days past due.

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

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement. In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., our former qualified SPE which was dissolved in 2005.

In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), our bases for classifying SF-III as a qualified SPE are i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, ii) there are limits on permitted activities that the SPE has the power to carry out, and iii) financial assets transferred to the SPE are passive in nature.

The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale. In accordance with the agreement, we continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.5 million, $854,000, and $491,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

At December 31, 2008, SF-III held notes receivable totaling $22.5 million with related borrowings of $17.1 million. Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. Although we are not obligated, we may purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the year ended December 31, 2008, we paid $639,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals. The carrying value of our investment in SF-III was $4.9 million at December 31, 2008, which represents our maximum exposure to loss regarding our investment in SF-III.

Our special purpose entities provide us with additional credit availability under our facilities with our current senior lenders. As we require credit facilities to provide liquidity necessary to fund our costs and expenses, it is vitally important to our liquidity plan to have financing available to us in order to continue to finance the majority of our timeshare sales over seven to ten years.

Income Taxes. For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received.  If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable.  As we expect to fully realize our deferred tax assets, we do not currently have a valuation reserve for deferred taxes.

As of January 1, 2008, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2008, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

In addition, we are subject to current AMT as a result of the deferred income that results from the installment sales treatment. Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. However, we have paid AMT in subsequent years, and anticipate that we will pay AMT in future periods.

Federal NOLs of $140.6 million existing at December 31, 2008 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a 2002 corporate restructuring, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate. We believe that $15.0 million of our net operating loss carryforwards as of December 31, 2008 were subject to the Section 382 limitations.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the years ended December 31, 2006, 2007, and 2008:

	2006	2007	2008

As a percentage of total revenues:
Vacation Interval sales	90.6%	92.2%	97.1%
Estimated uncollectible revenue	(15.7)%	(15.7)%	(23.9)%
Net sales	74.9%	76.5%	73.2%

Interest income	22.4%	20.8%	23.1%
Management fee income	0.9%	1.1%	1.2%
Other income	1.8%	1.6%	2.5%
Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.1%	9.8%	9.7%
Sales and marketing	50.1%	50.9%	52.7%

As a percentage of total revenues:
Operating, general and administrative	15.6%	15.3%	15.6%
Depreciation	1.2%	1.4%	1.9%

As a percentage of interest income:
Interest expense and lender fees	46.8%	46.4%	46.8%

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues

Revenues for the year ended December 31, 2008 were $264.0 million, representing a $9.0 million, or 3.5%, increase compared to revenues of $255.0 million for the year ended December 31, 2007. As discussed below, the increase is primarily attributable to a $21.2 million increase in Vacation Interval sales and an $8.1 million increase in interest income offset by a $23.0 million increase in estimated uncollectible revenue during the year ended December 31, 2008.

The following table summarizes our Vacation Interval sales for the years ended December 31, 2008 and 2007 (dollars in thousands, except average price):

	2007			2008
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$94,668	9,121	$10,379	$103,011	9,580	$10,753
Upgrade Interval Sales to Existing Customers	87,243	9,988	8,735	92,989	9,914	9,380
Additional Interval Sales to Existing Customers	53,224	6,273	8,485	60,300	6,233	9,674
Total	$235,135			$256,300

Vacation Interval sales increased 9.0% in 2008 versus 2007 primarily due to a 6.0% increase in tours. The number of interval sales to new customers increased 5.0% and average prices increased 3.6%, which resulted in an 8.8% increase in sales to new customers in 2008 versus 2007. The number of upgrade interval sales to existing customers decreased 0.7% but average prices increased 7.4%, resulting in a 6.6% net increase in upgrade interval sales to existing customers during the year ended December 31, 2008 compared to the year ended December 31, 2007. The number of additional interval sales to existing customers decreased 0.6% but average prices increased 14.0%, resulting in a 13.3% net increase in additional interval sales to existing customers during 2008 versus 2007. Vacation Interval sales to existing customers comprised 59.8% and 59.7% of total Vacation Interval sales in the years ended December 31, 2008 and 2007, respectively, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

On September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort and, to a lesser extent, our Piney Shores Resort just north of Houston, Texas. Seaside Resort was fully operational by December 12. Piney Shores Resort reopened September 25. We are still assessing the full extent of business-interruption losses related to this hurricane.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $63.1 million for the year ended December 31, 2008 versus $40.1 million for the year ended December 31, 2007. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.6% for the year 2008 compared to 17.0% for 2007. Our receivables charged off as a percentage of beginning of period gross notes receivable was 15.5% for 2008 compared to 13.1% for the same period of 2007. Since the fourth quarter of 2007, we have increased the provision for estimated uncollectible revenue each successive quarter as follows: 22.0% for the first quarter of 2008, 23.9% for the second quarter of 2008, 24.9% for the third quarter of 2008, and 28.1% for the fourth quarter of 2008. Due to the increased defaults during 2008, our provision for estimated uncollectible revenue has increased to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  However, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $8.1million, or 15.2%, to $61.1 million for the year ended December 31, 2008 from $53.0 million for 2007. The increase primarily resulted from a higher average notes receivable balance in 2008 versus the same period of 2007, and an increase in the weighted average yield on our outstanding notes receivable to 16.7% at December 31, 2008 from 16.5% at December 31, 2007.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income increased $315,000 to $3.1 million for the year ended December 31, 2008 compared to $2.8 million for the year ended December 31, 2007 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income was $6.5 million for the year ended December 31, 2008 compared to $4.1 million for the year ended December 31, 2007. The increase is primarily attributable to $1.3 million of insurance proceeds we received in November 2008 for business-interruption losses incurred as a result of Hurricane Ike and $1.1 million of income from our water park at The Villages Resort which opened in January 2008.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and estimated future revenues. Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit. The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units. Cost of Vacation Interval sales remained relatively flat at 9.7% of Vacation Interval sales during 2008 compared to 9.8% during 2007.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 52.7% for the year ended December 31, 2008 versus 50.9% for the comparable prior year period. The $15.4 million increase in sales and marketing expense is attributable to the increased volume of Vacation Interval sales and the higher cost of various marketing efforts to improve the credit quality of our customers. The sales mix remained fairly constant for the year ended December 31, 2008 compared to the same period of 2007 at 59.8% of sales to existing customers in 2008 versus 59.7% of sales to existing customers in 2007.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $3.7 million and $3.4 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2008 and 2007, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 15.6% in 2008 from 15.3% in 2007. Overall, operating, general and administrative expenses increased by $2.1 million during 2008 as compared to 2007, primarily due to expenses of $1.4 million for our water park at The Villages Resort which opened in January 2008 and an increase in bank fees of $821,000 (resulting from higher credit card processing fees related to increased sales volume), partially offset by a decrease of $473,000 in group insurance. In addition, we accrued $291,000 related to Hurricane Ike in 2008, which represents our insurance deductibles and expenditures deemed uncollectible.  We also wrote off predevelopment costs associated with potential land acquisitions of $1.1 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Depreciation

Depreciation expense as a percentage of total revenues increased to 1.9% in 2008 versus 1.4% in 2007. Overall, depreciation expense increased by $1.4 million during 2008 as compared to 2007 due to capital expenditures of $19.5 million during the year ended December 31, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.8% for the year ended December 31, 2008, compared to 46.4% for the same period of 2007. Overall, interest expense and lender fees increased $3.9 million for 2008 versus 2007 primarily due to a larger average debt balance outstanding during 2008, which was $367.6 million compared to $314.5 million for the prior year period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in the second quarter of 2008. These increases were partially offset by a decrease in our weighted average cost of borrowings to 6.8% for the year ended December 31, 2008 as compared to 7.6% for the year ended December 31, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $29.4 million for the year ended December 31, 2008 compared to $45.1 million for the year ended December 31, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.9% for the year ended December 31, 2008 compared to 38.6% for 2007. As of January 1, 2008, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2008, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $17.9 million for the year ended December 31, 2008 compared to $27.7 million for the year ended December 31, 2007 as a result of the above-mentioned operating results.

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

Interest income increased $6.8 million, or 14.6%, to $53.0 million for the year ended December 31, 2007 from $46.2 million for 2006. The increase primarily resulted from a higher average notes receivable balance in 2007 versus the same period of 2006, and an increase in the weighted average yield on our outstanding notes receivable to 16.5% at December 31, 2007 from 16.0% at December 31, 2006.

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

Recent Accounting Pronouncements

SFAS No. 157 – We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, which deferred its effective date for one year relative to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our SPE and our derivative contracts as shown in Note 13. This adoption did not impact our consolidated financial position, results of operations, or cash flows. The remaining aspects of SFAS No. 157, which will be adopted effective January 1, 2009, apply to our non-financial long-lived assets (land, equipment, buildings, and leasehold improvements) which are measured at fair value based on a periodic impairment assessment. Adoption of the remaining aspects of SFAS No. 157 will result in additional disclosures, however, will not impact our consolidated financial position, results of operations, or cash flows.

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

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business combinations including the following: i) the measurement of acquirer shares issued in consideration for a business combination, ii) the recognition of contingent consideration, iii) the accounting for preacquisition gain and loss contingencies, iv) the recognition of capitalized in-process research and development, v) the accounting for acquisition-related restructuring cost accruals, vi) the treatment of acquisition related transaction costs, and vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS No. 141(R) as of January 1, 2009 is not expected to impact our consolidated financial position, results of operations, or cash flows as we do not have any planned acquisitions that fall under the definition of a business combination.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” A noncontrolling interest is defined in SFAS No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009 will not impact our consolidated financial position, results of operations, or cash flows as we do not own minority interests in any entities.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. The adoption of SFAS No. 161 as of January 1, 2009 will not impact our consolidated financial position, results of operations, or cash flows. Disclosures regarding our derivative instruments and hedging activities are included in Note 2 and in disclosures related to interest rate risk and market risk.

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). However, the FASB believes the GAAP hierarchy should be directed to entities rather than auditors because the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not impact our consolidated financial position, results of operations, or cash flows.

FSP No. 157-3 – In October 2008, the FASB Staff issued an  FSP related to SFAS No. 157, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active.” The provisions of FSP 157-3 are effective upon issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not impact our consolidated financial position, results of operations, or cash flows.

FSP No. FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB Staff issued an FSP related to SFAS No. 140 and FIN No. 46(R), FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The provisions of FSP FAS 140-4 and FIN 46(R)-8 are effective for fiscal periods (quarterly and annually) ending after December 15, 2008. The purpose of this FSP is to require enhanced disclosures by public entities (enterprises) about transfers of financial assets (securitizations) and interests in variable interest entities (consolidations of certain special-purpose investment entities) as part of the FASB’s projects to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN No. 46(R), “Consolidation of Variable Interest Entities” (“VIEs”). The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact our consolidated financial position, results of operations, or cash flows. Disclosures in accordance with FSP FAS 140-4 and FIN 46(R)-8 have been included herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $549.0 million at December 31, 2008, have a fixed-to-floating debt ratio of 38% fixed to 62% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The impact of a one-point effective interest rate change on the $223.4 million balance of variable-rate financial instruments at December 31, 2008 would be approximately $432,000 on our results of operations, after taxes, for the year ended December 31, 2008, or approximately $0.01 per diluted share.

At December 31, 2008, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace. A hypothetical one-point interest rate increase in the marketplace at December 31, 2008 would result in a fair value decrease of approximately $12.8 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy in general, and recent deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. During 2008 and 2007, approximately 14.7% and 21.6%, respectively, of our sales were made to customers with FICO® scores below 600. In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further. These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 24.6% for the year ended December 31, 2008 from 17.0% for the comparable period of 2007. However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 62% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates declined throughout 2008, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $2.6 million at December 31, 2008. Such interest rate swaps expire between September 2011 and March 2014. Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at December 31, 2008 was $70.2 million. Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $17.1 million at December 31, 2008, bear interest at a blended fixed rate of 5.4%.

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

Management's Report on Internal Control over Financial Reporting

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 307 of Regulation S-K.

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

Based upon our evaluation of the effectiveness and design of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  The results of management's assessment were reviewed with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 2009.

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2008.

Name	Age	Position

Robert E. Mead	62	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield	48	President
David T. O'Connor	66	Senior Executive Vice President — Sales
Joe W. Conner	51	Chief Operating Officer
Robert M. Sinnott	43	Chief Financial Officer
Harry J. White, Jr.	54	Vice President - Treasurer
Michael D. Jones	42	Chief Information Officer
Edward L. Lahart	44	Executive Vice President — Operations
Thomas J. Morris	43	Executive Vice President — Capital Markets & Strategic Planning
Sandra G. Cearley	47	Corporate Secretary
James B. Francis, Jr.	60	Director
J. Richard Budd	56	Director
Herbert B. Hirsch	72	Director
Rebecca Janet Whitmore	54	Director
____________________

Effective February 4, 2008, the Company’s Board of Directors elected Robert M. Sinnott as Chief Financial Officer. Mr. Sinnott succeeded Harry J. White, Jr., who served as Chief Financial Officer since June 1998. Mr. White then served as Chief Accounting Officer from February 2008 to May 2008, at which time our Board of Directors elected him as Vice President - Treasurer.

The following table sets forth certain information concerning other officers of the Company as of December 31, 2008.

Name	Age	Position

Robert G. Levy	60	Vice President — Resort Operations
Darla K. Cordova	44	Vice President — Sales Administration
Herman Jay Hankamer	69	Vice President — Resort Development
Barbara L. Lewis	44	Vice President — Financial Services
Michael P. Lowrey	50	Vice President — Call Center Operations
Phillip B. Davis	38	Vice President — Finance
Ginger M. Ford	41	Vice President — Owner Marketing
Allen G. Jowers	37	Vice President — Sales
Jeremy T. Brayfield	29	Vice President — Sales
____________________

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,790,307	$1.60	59

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,790,307	$1.60	59

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

Issuer Purchases of Equity Securities

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. This stock repurchase program expires in July 2010 or upon the purchase of an aggregate of 2,000,000 shares of our common stock. In the third quarter of 2008, we acquired 56,211 outstanding shares of common stock, which we reclassified as treasury stock, for $108,000. However, in the fourth quarter of 2008, 115,000 stock options were exercised and 56,211 shares of treasury stock were reissued in these transactions. We did not repurchase any treasury shares during the fourth quarter of 2008. As of December 31, 2008, 1,943,789 shares may yet be repurchased under this program.

Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 7, 2009.

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

4.3	—	Certificate No. 001 dated June 7, 2004 of 8% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2004).
4.4	—
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

10.8	—
Eighth Amendment to Management Agreement, dated March 9, 1999, between the Registrant and the Silverleaf Club (incorporated by reference to Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1999).

10.9	—
Ninth Amendment to Management Agreement dated September 27, 2002 between the Registrant and Silverleaf Club (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarter dated September 30, 2002).

10.10	—
Tenth Amendment to Management Agreement dated September 6, 2007 between the Registrant and Silverleaf Club (incorporated by reference to Exhibit 10.62 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.11	—
Resort Affiliation and Owners Association Agreement between the Registrant, RCI, LLC, and Hill Country Resort Condoshare Club, dated July 29, 1995 (similar agreements for all other Existing Owned Resorts) (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-1, File No. 333-24273).

10.12	—
Resort Affiliation and Owners Association Agreement dated October 18, 2007 between the Registrant, Orlando Breeze Resort Club and RCI, LLC (incorporated by reference to Exhibit 10.56 to Registrant’s Form 10-K for the year ended December 31, 2007).

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

10.15	—
Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.16	—
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

10.19	—
Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2003).

10.20	—
Amendment No. 1 dated as of March 28, 2005 to Loan and Security Agreement between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on March 31, 2005).

10.21	—
Defined Terms to Transfer Agreement and Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2003).

10.22	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).
10.23	—	2008 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 31, 2008).
10.24	—
Form of Services Agreements dated as of March 8, 2005 between the Registrant and the Purchasers of the water utilities and waste water facilities at the Registrant’s resorts in Texas, Missouri and Illinois (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on March 16, 2005).

10.25	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on May 5, 2005).

10.26	—
First Amendment to Receivables Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.7 to Form 10-Q for the period ended March 31, 2006).

10.27	—
Third Amendment to Receivables Loan and Security Agreement dated as of April 1, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 7, 2008).

10.28	—
Fourth Amendment to Receivables Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 11, 2008).

10.29	—
Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.8 to Form 10-Q for the period ended March 31, 2006).

10.30	—
First Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 11, 2008).

10.31	—
Indenture dated as of July 1, 2005 between Silverleaf Finance III, LLC, the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on July 28, 2005).

10.32	—
First Supplement to Indenture dated as of February 8, 2006 between the Registrant, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.33	—
Second Supplement to Indenture dated as of July 14, 2006 between the Registrant, Silverleaf Finance III, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2006).

10.34	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on July 28, 2005).
10.35	—	Transfer Agreement dated as of July 1, 2005 between the Registrant and Silverleaf Finance III, LLC (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed on July 28, 2005).
10.36	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc. dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.37	—
First Amendment to Loan and Security Agreement-Receivables dated as of October 6, 2006, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on October 6, 2006).

10.38	—
Letter Modification Agreement to Loan and Security Agreement-Receivables dated as of March 1, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.62 to Registrant’s Form 10-K for year ended December 31, 2006).

10.39	—
Second Amendment to Loan and Security Agreement-Receivables dated June 4, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on June 10, 2008).

10.40	—
Third Amendment to Loan and Security Agreement – Receivables dated as of September 18, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 23, 2008).

10.41	—
Indenture dated as of March 2, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 8, 2006).

10.42	—
First Supplement to Indenture dated as of December 22, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2006).

10.43	—
Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.44	—
Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 between the Registrant, Silverleaf Finance IV, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2006).

10.45	—
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.46	—
Annex A—Amended and Restated Defined Terms to Indenture and Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2006).

10.47	—
Indenture dated as of August 1, 2006 between the Registrant, Silverleaf Finance V, L.P., Silverleaf Finance V, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 31, 2006).

10.48	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on August 31, 2006).
10.49	—	Transfer Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on August 31, 2006).
10.50	—	Loan Sale Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on August 31, 2006).
10.51	—
Consolidated, Amended and Restated Loan and Security Agreement dated as of February 21, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for year ended December 31, 2006).

10.52	—
Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated October 31, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.59 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.53	—
Second Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of May 20, 2008 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on June 10, 2008).

10.54	—	Loan and Security Agreement dated September 28, 2007 between the Registrant and Liberty Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 4, 2007).
10.55	—
Letter Agreement dated November 15, 2007 to Loan and Security Agreement between the Registrant and Liberty Bank (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.56	—	First Amendment to Loan and Security Agreement dated as of July 2, 2008 between the Registrant and Liberty Bank (incorporated by reference to Registrant’s Form 8-K filed on July 8, 2008).
10.57	—
Indenture dated as of June 1, 2008 between the Registrant, Silverleaf Finance VI, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 10, 2008).

10.58	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 10, 2008).
10.59	—	Transfer Agreement dated as of June 1, 2008 between the Registrant and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 10, 2008).
10.60	—
Loan Sale Agreement dated as of June 1, 2008 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 10, 2008).

10.61	—	Employment Agreement dated March 8, 2007 between the Registrant and Sharon K. Brayfield (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 12, 2007).
10.62	—	Employment Agreement dated March 8, 2007 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 12, 2007).
10.63	—
Amendment No. 1 to Employment Agreement dated February 4, 2008 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 6, 2008).

10.64	—	Employment Agreement dated March 8, 2007 between the Registrant and Joe W. Conner (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on March 12, 2007).
10.65	—	Employment Agreement dated March 8, 2007 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 12, 2007).
10.66	—	Employment Agreement dated February 4, 2008 between the Registrant and Robert M. Sinnott (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 6, 2008).
10.67	—	Employment Agreement dated March 4, 2008 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 1, 2008).
10.68	—
Contract of Sale dated July 24, 2007 by and between J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.69	—
Contract of Sale dated July 24, 2007 among J. W. Kelly’s Enterprises, Inc., James W. Kelly and Dorothy H. Kelly and James J. Oestreich, as assigned pursuant to the Assignment Of Contract Rights dated August 1, 2007 between James J. Oestreich and Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.70	—
Contract of Sale dated May 1, 2006 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.63 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.71	—
Amendment to Contract of Sale dated June 26, 2006 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.64 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.72	—
Second Amendment to Contract of Sale dated February 23, 2007 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.65 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.73	—
Third Amendment to Contract of Sale dated March 1, 2007 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.66 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.74	—
Fourth Amendment to Contract of Sale dated April 26, 2007 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.67 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.75	—
Fifth Amendment to Contract of Sale dated May 10, 2007 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.76	—
Sixth Amendment to Contract of Sale dated September 6, 2007 between the Registrant and Summit at Winter Park Land Co., LLC (incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2007).

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

(c)	Financial Statement Schedules

None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 10, 2009.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name:	Robert E. Mead
Title:	Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2009
Robert E. Mead

/s/ ROBERT M. SINNOTT	Chief Financial Officer	March 10, 2009
Robert M. Sinnott

/s/ J. RICHARD BUDD	Director	March 10, 2009
J. Richard Budd

/s/ JAMES B. FRANCIS, JR.	Director	March 10, 2009
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH	Director	March 10, 2009
Herbert B. Hirsch

/s/ REBECCA JANET WHITMORE	Director	March 10, 2009
Rebecca Janet Whitmore

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
March 10, 2009

SILVERLEAF RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
ASSETS	2007	2008

Cash and cash equivalents	$13,170	$11,431
Restricted cash	12,816	22,623
Notes receivable, net of allowance for uncollectible notes of $69,128 and $76,696, respectively	289,907	320,306
Accrued interest receivable	3,744	4,154
Investment in special purpose entity	7,315	4,908
Amounts due from affiliates	1,358	1,738
Inventories	179,188	190,318
Land, equipment, buildings, and leasehold improvements, net	41,565	55,393
Land held for sale	509	509
Prepaid and other assets	31,487	33,442

TOTAL ASSETS	$581,059	$644,822

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$21,071	$12,701
Accrued interest payable	2,470	2,380
Unearned Vacation Interval sales	296	—
Unearned samplers	6,921	6,247
Income taxes payable	782	1,942
Deferred income taxes	30,463	35,114
Notes payable and capital lease obligations	316,198	369,071
Senior subordinated notes	26,817	23,121

Total Liabilities	405,018	450,576

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,818,154 and 38,146,943 shares issued and outstanding at December 31, 2007 and 2008, respectively	378	381
Additional paid-in capital	112,700	112,976
Retained earnings	62,963	80,889

Total Shareholders' Equity	176,041	194,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$581,059	$644,822

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2007	2008

Revenues:
Vacation Interval sales	$187,481	$235,135	$256,300
Estimated uncollectible revenue	(32,491)	(40,071)	(63,051)
Net sales	154,990	195,064	193,249

Interest income	46,248	53,019	61,077
Management fee income	1,861	2,806	3,121
Other income	3,785	4,141	6,515
Total revenues	206,884	255,030	263,962

Costs and Operating Expenses:
Cost of Vacation Interval sales	19,003	23,027	24,903
Sales and marketing	93,957	119,679	135,059
Operating, general and administrative	32,315	39,101	41,154
Depreciation	2,539	3,511	4,929
Interest expense and lender fees:
Related to receivables-based credit facilities	17,550	19,285	22,213
Related to other indebtedness	4,112	5,325	6,341
Total costs and operating expenses	169,476	209,928	234,599

Income before provision for income taxes	37,408	45,102	29,363
Provision for income taxes	14,402	17,398	11,437

Net Income	$23,006	$27,704	$17,926

Basic net income per share	$0.61	$0.73	$0.47

Diluted net income per share	$0.59	$0.70	$0.46

Weighted average basic common shares outstanding	37,579,462	37,811,387	38,037,635

Weighted average diluted common shares outstanding	39,261,652	39,417,017	38,897,619

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of	$ 0.01	Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total

January 1, 2006	37,494,304	$375	$112,207	$12,253	—	$—	$124,835

Stock-based compensation	—	—	252	—	—	—	252
Exercise of stock options	313,850	3	96	—	—	—	99
Net income	—	—	—	23,006	—	—	23,006

December 31, 2006	37,808,154	378	112,555	35,259	—	—	148,192

Stock-based compensation	—	—	142	—	—	—	142
Exercise of stock options	10,000	—	3	—	—	—	3
Net income	—	—	—	27,704	—	—	27,704

December 31, 2007	37,818,154	378	112,700	62,963	—	—	176,041

Stock-based compensation	—	—	272	—	—	—	272
Purchases of treasury shares	—	—	—	—	56,211	(108)	(108)
Exercise of stock options	328,789	3	4	—	(56,211)	108	115
Net income	—	—	—	17,926	—	—	17,926

December 31, 2008	38,146,943	$381	$112,976	$80,889	—	$—	$194,246

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2007	2008

OPERATING ACTIVITIES:
Net income	$23,006	$27,704	$17,926
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	32,491	40,071	63,051
Deferred income taxes	9,198	12,780	4,651
Depreciation	2,539	3,511	4,929
Debt discount amortization	—	—	2,180
Gain on sale of land held for sale	(499)	(242)	—
Stock-based compensation	252	142	272
Cash effect from changes in operating assets and liabilities:
Restricted cash	(663)	1,547	(1,942)
Notes receivable	(96,422)	(100,261)	(93,450)
Accrued interest receivable	(693)	(808)	(410)
Investment in special purpose entity	9,794	5,693	2,407
Amounts due from affiliates	(869)	(353)	(380)
Inventories	(18,376)	(31,429)	(11,130)
Prepaid and other assets	(10,310)	(7,398)	(1,955)
Accounts payable and accrued expenses	4,636	6,879	(7,590)
Accrued interest payable	438	678	(90)
Unearned Vacation Interval sales	—	296	(296)
Unearned samplers	935	676	(674)
Income taxes payable	(1,105)	619	1,160
Net cash used in operating activities	(45,648)	(39,895)	(21,341)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(14,347)	(17,050)	(19,523)
Proceeds from sale of land held for sale	789	242	—
Net cash used in investing activities	(13,558)	(16,808)	(19,523)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	320,341	181,311	339,430
Payments of debt and capital leases	(250,559)	(124,299)	(292,447)
Restricted cash reserved for payments of debt	(10,215)	1,408	(7,865)
Proceeds from exercise of stock options	99	3	115
Purchases of treasury shares	—	—	(108)
Net cash provided by financing activities	59,666	58,423	39,125

Net change in cash and cash equivalents	460	1,720	(1,739)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,990	11,450	13,170

End of period	$11,450	$13,170	$11,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$19,192	$21,627	$22,485
Income taxes paid	$7,500	$7,755	$4,793
Income tax refund	$—	$—	$1,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$1,691	$552	$1,072
Land, equipment, buildings, and leasehold improvements acquired through seller financing	$4,100	$1,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2007, and 2008

1.	NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the “Company,” “Silverleaf,” “we,” or “our”), is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements. We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the “Existing Resorts”) and our one hotel property, Pinnacle Lodge, as of December 31, 2008, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club (other than Orlando Breeze) operates through a centralized organization, Silverleaf Club, to manage the Existing Resorts on a collective basis. Orlando Breeze has its own club, (“Orlando Breeze Resort Club”), which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the twelve Existing Resorts that it oversees. All costs of operating these Existing Resorts, including management fees paid to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities and revenue-producing assets at these Existing Resorts. Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided. We evaluate the Clubs in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” As the Clubs are not-for-profit entities, consolidation is not necessary.

In addition to Vacation Interval sales revenues, we generate revenue from interest income derived from operating activities, management fees received from Silverleaf Club, and other sources. All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements as of and for the years ended December 31, 2006, 2007, and 2008 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Berkshires, Inc., People Really Win Sweepstakes, Inc., SLR Research, Inc., Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and Silverleaf Finance VI, LLC (“SF-VI”). SF-II, SF-IV, SF-V, and SF-VI are all described in more detail in Note 8.

2.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Timeshare Accounting Practices — We follow industry specific guidance established by Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). In general, SFAS No. 152 provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — A substantial portion of Vacation Interval sales are consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. There were no sales deferred at December 31, 2008 related to the percentage-of-completion method.

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

As mentioned, certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are cancelled without a refund, deposits forfeited are recognized as other income and the interest portion is recognized as interest income. This income is not significant.

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

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to certain recourse obligations. Recourse on sales of customer notes receivable is governed by agreements between the purchasers of said notes and the Company, though we typically do not have an obligation to repurchase defaulted notes held by our financing subsidiaries.

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity (“SPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement. In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc., our former qualified SPE which was dissolved in 2005. This transaction qualified as a sale for accounting purposes. The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III. The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we continue servicing these timeshare receivables and receive fees for our services. As such fees approximate both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our SPE in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable. Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for our investment in our SPE. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which also amended SFAS No. 140. The adoption of SFAS No. 157 did not impact the method in which we calculate the fair value of the investment in our SPE, however, did require expanded disclosures about the fair value measurement. See Note 13.  In December 2008, we adopted the provisions of FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The adoption of FSP FAS 140-4 and FIN 46(R)-8 requires expanded disclosures, which are included herein.

In accordance with SFAS No. 140, our bases for classifying SF-III as a qualified special purpose entity are i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, ii) there are limits on permitted activities that the SPE has the power to carry out, and iii) financial assets transferred to the SPE are passive in nature.

The fair value of the investment in our SPE is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold. We utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.7%; expected credit losses – 15.9%; discount rate – 0% to 44.9%; base interest rate – 5.37%; and loan servicing fees – 1.75%. Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs. Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our SPE on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest. The carrying value of the investment in our SPE represents our maximum exposure to loss regarding our involvement with our SPE. We periodically review the carrying value of our investment in SPE for impairment to ensure that the carrying value does not exceed market value.

At December 31, 2008, the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes to key assumptions are as follows (in thousands):

Customer Prepayment Rate (including accounts paid in full as a result of upgrades):
Impact on fair value of a 10% adverse change	$15
Impact on fair value of a 20% adverse change	$30

Expected Credit Losses Rate:
Impact on fair value of a 10% adverse change	$113
Impact on fair value of a 20% adverse change	$225

Discount Rate:
Impact on fair value of a 10% adverse change	$114
Impact on fair value of a 20% adverse change	$225

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At December 31, 2008, the estimated costs not yet incurred but expected to complete promised amenities was $625,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We did not recognize any impairments for our long-lived assets in the years ended December 31, 2006, 2007, and 2008.

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

During the years ended December 31, 2008, 2007, and 2006, we wrote off predevelopment costs associated with potential land acquisitions of $1.1 million, $1.0 million, and $0, respectively.  Such costs were recorded in prepaid and other assets and were written off to operating, general and administrative expense.

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

As of January 1, 2008, we had no unrecognized tax benefits, and as a result, no benefits that would affect the effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2008, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike. We recognize changes in fair value of our derivatives in earnings. The amounts recognized for such derivatives for the years ended December 31, 2006, 2007, and 2008 were not significant.

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

Outstanding stock options totaling approximately 2.0 million, 2.0 million, and 3.6 million were dilutive securities that were included in the computation of diluted earnings per share at December 31, 2006, 2007, and 2008, respectively. Outstanding stock options totaling 827,000, 492,000, and 229,000 were not dilutive at December 31, 2006, 2007, and 2008, respectively, because the exercise price for such options exceeded the market price for our common shares.

Stock-Based Compensation — We adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of January 1, 2006, using the modified prospective method for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date.  Under this transition method, compensation cost is recognized for the unvested portion of stock option grants outstanding at December 31, 2005 over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. We recognize stock-based compensation for all stock options granted after the adoption of SFAS No. 123R over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.  As of December 31, 2008, stock-based compensation expense related to stock options granted prior to 2006 was fully recognized and the unamortized compensation expense related to stock options granted after the adoption of SFAS No. 123R was $2.2 million.

Other Recent Accounting Pronouncements —

SFAS No. 157 – We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the FASB issued FSP No. 157-2, which deferred its effective date for one year relative to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our SPE and our derivative contracts as shown in Note 13. This adoption did not impact our consolidated financial position, results of operations, or cash flows. The remaining aspects of SFAS No. 157, which will be adopted effective January 1, 2009, apply to our non-financial long-lived assets (land, equipment, buildings, and leasehold improvements) which are measured at fair value based on a periodic impairment assessment. Adoption of the remaining aspects of SFAS No. 157 will result in additional disclosures, however, will not impact our consolidated financial position, results of operations, or cash flows.

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

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business combinations including the following: i) the measurement of acquirer shares issued in consideration for a business combination, ii) the recognition of contingent consideration, iii) the accounting for preacquisition gain and loss contingencies, iv) the recognition of capitalized in-process research and development, v) the accounting for acquisition-related restructuring cost accruals, vi) the treatment of acquisition related transaction costs, and vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS No. 141(R) as of January 1, 2009 is not expected to impact our consolidated financial position, results of operations, or cash flows as we do not have any planned acquisitions that fall under the definition of a business combination.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” A noncontrolling interest is defined in SFAS No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009 will not impact our consolidated financial position, results of operations, or cash flows as we do not own minority interests in any entities.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. The adoption of SFAS No. 161 as of January 1, 2009 will not impact our consolidated financial position, results of operations, or cash flows. Disclosures regarding our derivative instruments and hedging activities are included in Note 2 and in disclosures related to interest rate risk and market risk.

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). However, the FASB believes the GAAP hierarchy should be directed to entities rather than auditors because the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not impact our consolidated financial position, results of operations, or cash flows.

FSP No. 157-3 – In October 2008, the FASB Staff issued an  FSP related to SFAS No. 157, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active.” The provisions of FSP 157-3 are effective upon issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not impact our consolidated financial position, results of operations, or cash flows.

FSP No. FAS 140-4 and FIN 46(R)-8 – In December 2008, the FASB Staff issued an FSP related to SFAS No. 140 and FIN No. 46(R), FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The provisions of FSP FAS 140-4 and FIN 46(R)-8 are effective for fiscal periods (quarterly and annually) ending after December 15, 2008. The purpose of this FSP is to require enhanced disclosures by public entities (enterprises) about transfers of financial assets (securitizations) and interests in variable interest entities (consolidations of certain special-purpose investment entities) as part of the FASB’s projects to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN No. 46(R), “Consolidation of Variable Interest Entities” (“VIEs”). The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not impact our consolidated financial position, results of operations, or cash flows. Disclosures in accordance with FSP FAS 140-4 and FIN 46(R)-8 have been included herein.

3.	CONCENTRATIONS OF RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $549.0 million at December 31, 2008, have a fixed-to-floating debt ratio of 38% fixed to 62% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The impact of a one-point effective interest rate change on the $223.4 million balance of variable-rate financial instruments at December 31, 2008 would be approximately $432,000 on our results of operations, after taxes, for the year ended December 31, 2008, or approximately $0.01 per diluted share.

At December 31, 2008, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace. A hypothetical one-point interest rate increase in the marketplace at December 31, 2008 would result in a fair value decrease of approximately $12.8 million on our notes receivable portfolio.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 62% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates declined throughout 2008, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $2.6 million at December 31, 2008. Such interest rate swaps expire between September 2011 and March 2014. Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. The balance outstanding under this line of credit at December 31, 2008 was $70.2 million. Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $17.1 million at December 31, 2008, bear interest at a blended fixed rate of 5.4%.

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

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The weighted average yield on outstanding notes receivable at December 31, 2008 and 2007 was 16.7% and 16.5%, respectively, with individual rates ranging from 0% to 17.9%. As of December 31, 2008, $1.2 million of timeshare notes receivable have interest rates below 10%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $2.5 million and $3.4 million at December 31, 2008 and 2007, respectively, and are non-interest bearing.

Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable. We ceased accruing interest on delinquent notes of $53.2 million and $46.8 million as of December 31, 2008 and 2007, respectively, as collection of interest on such notes was deemed improbable.

Notes receivable are scheduled to mature as follows at December 31, 2008 (in thousands):

2009	$44,108
2010	44,190
2011	50,498
2012	55,354
2013	56,190
Thereafter	146,662
397,002
Less allowance for uncollectible notes	(76,696)
Notes receivable, net	$320,306

There were no notes sold with recourse during the years ended December 31, 2006, 2007, and 2008.

At December 31, 2008, SF-III, our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, discussed under the heading “Investment in Special Purpose Entity” in Note 2, held notes receivable totaling $22.5 million with related borrowings of $17.1 million. For servicing the timeshare receivables, we receive a fee equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $1.5 million, $854,000, and $491,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables. Although we are not obligated, we may purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the years ended December 31, 2006, 2007, and 2008, we paid $2.1 million, $1.2 million, and $639,000, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.

In the event cash flows from the notes receivable held by SF-III are sufficient to pay all debt service obligations, fees, and expenses, we receive distributions from SF-III. Such distributions were $16.6 million, $8.6 million, and $3.6 million during the years 2006, 2007, and 2008, respectively.

We consider accounts over 60 days past due to be delinquent. As of December 31, 2008, $7.6 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $28.4 million of notes receivable, of which $25.7 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

The activity in gross notes receivable is as follows for the years ended December 31, 2006, 2007, and 2008 (in thousands):

	2006	2007	2008

Balance, beginning of period	$230,051	$297,835	$359,035
Sales	164,208	181,048	183,371
Collections	(67,786)	(80,787)	(89,921)
Receivables charged off, gross	(28,638)	(39,061)	(55,483)
Balance, end of period	$297,835	$359,035	$397,002

We provide for estimated Vacation Interval defaults at the time the Vacation Interval revenue is recorded as a reduction to Vacation Interval sales. The estimated uncollectible revenue represents gross losses for newly originated Vacation Interval sales. Estimated inventory recoveries are a component of the relative sales value method in determining cost of sales.

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2006, 2007, and 2008 (in thousands):

	2006	2007	2008

Balance, beginning of period	$52,479	$68,118	$69,128
Reclassification of estimated inventory recoveries on future charge offs related to the adoption of SFAS No. 152	11,786	—	—
Estimated uncollectible revenue	32,491	40,071	63,051
Receivables charged off, gross	(28,638)	(39,061)	(55,483)
Balance, end of period	$68,118	$69,128	$76,696

The allowance for uncollectible notes remained constant at 19.3% of gross notes receivable as of December 31, 2007 and 2008. We will continue our current collection programs and seek new programs to reduce note defaults. We will also maintain our focus on tour lead procurement in an effort to improve the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

5.	INVENTORIES

Inventories consist of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Timeshare units	$96,869	$105,627
Amenities	52,390	54,053
Land	28,504	29,963
Other	1,425	675
Total	$179,188	$190,318

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years. Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6.	LAND, EQUIPMENT, BUILDINGS, AND LEASEHOLD IMPROVEMENTS

Land, equipment, buildings, and leasehold improvements consist of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Land	$2,734	$2,734
Vehicles and equipment	9,911	10,677
Office equipment and furniture	36,375	39,642
Buildings and leasehold improvements	33,640	48,191
	82,660	101,244
Less accumulated depreciation	(41,095)	(45,851)
Land, equipment, buildings, and leasehold improvements, net	$41,565	$55,393

Depreciation expense for the years ended December 31, 2006, 2007, and 2008 was $2.5 million, $3.5 million, and $4.9 million, respectively, which includes amortization of equipment acquired under capital leases.

7.	INCOME TAXES

Income tax expense consists of the following components for the years ended December 31, 2006, 2007, and 2008 (in thousands):

	2006	2007	2008
Current income tax expense – Federal	$5,025	$3,836	$5,697
Current income tax expense – State	179	782	1,089
Total current income tax expense	5,204	4,618	6,786

Deferred income tax expense – Federal	7,811	11,391	4,187
Deferred income tax expense – State	1,387	1,389	464
Total deferred income tax expense	9,198	12,780	4,651

Total income tax expense	$14,402	$17,398	$11,437

A reconciliation of income tax expense on reported pre-tax income at statutory rates to actual income tax expense for the years ended December 31, 2006, 2007, and 2008 is as follows (in thousands):

	2006		2007		2008
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Income tax expense at statutory rates	$13,093	35.0%	$15,786	35.0%	$10,277	35.0%
State income taxes, net of Federal income tax benefit	1,309	3.5%	1,579	3.5%	1,069	3.6%
Permanent differences	96	0.3%	77	0.2%	137	0.5%
Other	(96)	(0.3)%	(44)	(0.1)%	(46)	(0.2)%
Total income tax expense	$14,402	38.5%	$17,398	38.6%	$11,437	38.9%

Deferred income tax assets and liabilities as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008
Deferred tax liabilities:
Depreciation	$850	$1,305
Installment sales income	99,827	105,641
Total deferred tax liabilities	100,677	106,946

Deferred tax assets:
Net operating loss carryforward – pre exchange offer	8,635	5,900
Net operating loss carryforward – post exchange offer	47,682	45,068
AMT tax credit	13,627	20,185
Other	270	679
Total deferred tax assets	70,214	71,832

Net deferred tax liability	$30,463	$35,114

For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. The deferral of income tax liability conserves cash resources on a current basis. Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received. If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable. As we expect to fully realize our deferred tax assets, we do not currently have a valuation reserve for deferred taxes.

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. This deferred tax asset has an unlimited carryover period. The AMT credit can be utilized to the extent regular tax exceeds AMT tax liability for a given year. Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003. However, we have paid AMT in subsequent years, and anticipate that we will pay AMT in future periods.

Federal net operating losses (“NOLs”) of $140.6 million existing at December 31, 2008 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a 2002 corporate restructuring, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate. We believe that $15.0 million of our net operating loss carryforwards as of December 31, 2008 were subject to the Section 382 limitations.

The following table summarizes approximate net operating loss carryforwards and related expiration dates at December 31, 2008 (in thousands):

Expiration Dates
2020	$113,162
2021	27,455
$140,617

8.	DEBT

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2007 and 2008 (in thousands):

			Revolving		Interest	Interest
	2007	2008	Term	Maturity	Rate	Rate Floor
$100 million receivables-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below).	$63,119	$31,284	1/31/10	1/31/13	Prime	6.00%
$20 million receivables-based revolver	14,122	9,746	6/29/10	6/29/10	Prime + 0.75%	6.25%
$50 million receivables-based revolver	8,044	5,789	8/31/11	8/31/14	Prime	6.00%
$150 million receivables-based revolver, with an interest rate cap of 7.5%	59,268	70,183	9/3/09	9/3/11	LIBOR + 1.25%	—
$72.5 million receivables-based revolver	9,860	43,504	7/2/10	7/2/13	LIBOR + 2.40%	5.25%
$66.4 million receivables-based non-revolving conduit loan	13,489	6,549	—	3/22/14	7.035%	—
$26.3 million receivables-based non-revolving conduit loan	7,765	4,140	—	9/22/11	7.90%	—
$128.1 million receivables-based non-revolver	68,761	43,526	—	7/16/18	6.70%	—
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $5.8 million	—	84,885	—	3/15/20	7.263%	—
Inventory / acquisition loan agreement (see $100 million receivables-based revolver above)	30,005	28,407	1/31/10	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory loan agreement	20,091	34,464	4/29/10	4/29/12	Prime + 1.50%	7.00%
$15 million inventory loan agreement	12,982	—	—	—	Prime + 2.00%	—
Various notes, due from February 2009 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 8.5%	6,970	4,684	—	various	various	—
Total notes payable	314,476	367,161
Capital lease obligations	1,722	1,910	—	various	various	—
Total notes payable and capital lease obligations	316,198	369,071

10½% senior subordinated notes, due 2008	2,146	—	—	4/1/08	10.50%	—
8.0% senior subordinated notes, due 2010	24,671	23,121	—	4/1/10	8.00%	—
Total senior subordinated notes	26,817	23,121

Total	$343,015	$392,192

At December 31, 2008, the LIBOR rate on our senior credit facilities was 0.44% (1 month) and the Prime rate on these facilities was 3.25%. Our weighted average cost of borrowings for the year ended December 31, 2008 was 6.8% compared to 7.6% for the year ended December 31, 2007.

At December 31, 2008, our senior credit facilities provided for loans of up to $549.0 million, of which $186.6 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified special purpose entity, SF-III, as of December 31, 2008 (in thousands):

	MaximumAmount Available	Balance
Receivables-Based Revolvers	$331,534	$160,506
Receivables-Based Non-Revolvers	139,100	139,100
Inventory Loans	78,407	62,871
Subtotal Senior Credit Facilities	549,041	362,477
Senior Subordinated Debt	23,121	23,121
Other Debt	6,594	6,594
Subtotal On-Balance-Sheet	578,756	392,192
Off-Balance-Sheet Receivables-Based Term Loan	17,135	17,135
Grand Total	$595,891	$409,327

During 2007, we amended our revolving senior credit facility through our wholly-owned and consolidated special purpose finance subsidiary, SF-IV, to increase the availability from $125 million to $150 million and to extend the funding period from December 2008 to September 2009. The maturity date of the amended facility was extended from December 2010 to September 2011. The variable funding note is secured by customer notes receivable sold to SF-IV. Proceeds from the sale of customer notes receivable to SF-IV are used to fund normal business operations and for general working capital purposes. Pursuant to the terms of an agreement, we continue servicing these customer notes receivable and receive fees for our services.

During 2007, we amended our loan agreement with one of our senior lenders to consolidate our receivables and inventory financing arrangements into one facility, with an additional financing arrangement included for acquisitions. The maximum aggregate commitment is $100 million, which can be borrowed under the receivables financing arrangement provided we have no borrowings under either of the inventory or acquisition financing arrangements. The maximum commitments with respect to the inventory and acquisition financing arrangements were $40 million and $20 million, respectively, with a maximum aggregate combined commitment of $40 million.  In October 2007, we further amended the agreement to increase our inventory financing arrangement from $40 million to $50 million, with the maximum aggregate combined commitment on the inventory and acquisition components being $50 million.  The interest rate on the receivables component was reduced from Prime plus 1% with a 6% floor to Prime with no floor. The interest rate on the inventory and acquisition components is Prime plus 1%. The interest rates charged on our prior inventory loan agreements with this senior lender were Prime plus 3% and LIBOR plus 3.25%.  The funding period was extended from June 2008 to January 2010. The receivables component matures January 31, 2013 and the acquisition and inventory components each mature on January 31, 2012.

During 2007, we entered into a $37.5 million receivables-based revolving loan agreement with a senior lender and other lenders. The loan is secured by customer notes receivable at an advance rate of up to 75% of the aggregate outstanding principal balance of all eligible notes receivable pledged as security. The revolving period expires September 28, 2009, and the loan matures September 28, 2012, or if the revolving period is extended, 36 months from the expiration of the revolving period. The facility bears interest at LIBOR plus 2.40%.

In April 2008, we amended our $50 million receivables-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 2008 to June 2008. In June 2008, this receivables-based facility was further amended to extend the revolving term and maturity date from June 2008 to June 2010, with the option to extend for a one-year term. The interest rate on the receivables facility remained the same at the Prime rate plus 0.75%, with the addition of a Prime rate floor of 5.5%. In June 2008, we also amended our inventory facility with this same senior lender to increase availability from $30 million to $50 million and extend the revolving period from April 2009 to April 2010 and the maturity date from April 2011 to April 2012, with the option to extend both for additional one-year terms. The interest rate on the inventory facility remained the same at the Prime rate plus 1.5%, with the addition of a Prime rate floor of 5.5%. Regarding the inventory facility, the financial covenant for the maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .55 to 1 to .60 to 1. In addition, in the event that this ratio is no longer required to be tested under our $100 million consolidated receivables, inventory, and acquisition revolving line of credit with another of our senior lenders, this covenant would no longer be required by this senior lender.

In June 2008, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, Silverleaf Finance VI, LLC. SF-VI was formed for the purpose of issuing approximately $115.4 million of its Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) in a private offering and sale through certain financial institutions. The Series 2008-A Notes were issued in seven classes with a blended coupon rate of 7.263% and at discounts totaling approximately $8.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 11.3% at December 31, 2008. The Series 2008-A Notes have a maturity date of March 2020. As discussed below, credit facilities with certain of our other senior lenders have been amended to modify the availability under the loan agreements as a result of such lenders’ participation in the securitization.

The Series 2008-A Notes are secured by customer notes receivable sold to SF-VI by SF-IV and Silverleaf. The customer notes receivable sold to SF-VI were previously sold to SF-IV or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VI were primarily used to repay approximately $93.8 million in consolidated indebtedness to senior lenders or to SF-IV. All customer notes receivable purchased by SF-VI were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Silverleaf, however, is obligated to pay up to an aggregate of $1 million to SF-VI in the event there are insufficient funds available on scheduled payment dates to make required debt payments. Pursuant to the terms of an agreement, we continue to service these customer notes receivable and receive fees for our services.

In June 2008, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit. The availability under the acquisition loan component of the $100 million line of credit was reduced from $20 million to $10 million. The total availability under the facility was reduced by the aggregate of the outstanding principal balance of the Series 2008-A Notes owned by the senior lender, which was $31.4 million at December 31, 2008, and an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities for $66.4 million and $26.3 million provided by the senior lender to SF-II, which was $1.1 million at December 31, 2008. The interest rate on the acquisition line was increased from Prime rate plus 1% to Prime rate plus 3%, but never less than 8%. The interest rate on the receivables line remained Prime rate, with the addition of a 6% floor. The interest rate on the inventory line remained Prime rate plus 1%, with the addition of a 6% floor. In addition, certain financial covenants were also modified. The maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1. The interest coverage ratio of at least 1.25 to 1 was modified to calculate the ratio based upon a trailing twelve-month period as opposed to a calculation based upon the calendar quarter as previously required.

In July 2008, we amended our $37.5 million receivables-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013, or if the revolving period is further extended, 36 months from the expiration of the revolving period. The financial covenant for the maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1. The interest rate on the receivables facility remained unchanged at the LIBOR rate plus 2.40%, with the addition of a LIBOR floor of 2.85%.

During September 2008, we amended our $35 million revolving receivables credit facility to increase availability to $50 million, extend the revolving period from December 2008 to August 2011, and extend the maturity date from December 2011 to August 2014.  The commitment for financing of our receivables is the lesser of a) $50 million or b) the amount by which $75 million exceeds the aggregate amount outstanding under the Series 2008-A Notes purchased by the senior lender, which was $23.6 million at December 31, 2008. In a previous amendment, during June 2008, the senior lender’s commitment was the lesser of a) $35 million or b) the amount by which $75 million exceeded the aggregate amount outstanding under the Series 2008-A Notes purchased by the senior lender plus the amount outstanding under the $15 million inventory credit facility with the senior lender. The increase in borrowing capacity of our receivables credit facility from $35 million to $50 million was facilitated based on the termination of our $15 million revolving inventory credit facility, also effective in September 2008. The terminated facility was originally scheduled to revolve through December 31, 2008 and mature on December 31, 2010. In September 2008, we paid the $7.8 million balance due on the terminated inventory credit facility from a draw against our existing $50 million inventory credit facility with another of our senior lenders. The interest rate on our amended receivables line remained Prime rate with a 6% floor. In addition, certain financial covenants were modified under the terms of the amendment. The maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .62 to 1. The tangible net worth minimum was increased from $108 million to $150 million.

During the fourth quarter of 2008, we retired $1.6 million of 8.0% senior subordinated notes, due April 2010, for $1.3 million, which resulted in a gain of approximately $250,000.

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

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, we consider the customer account to be current. Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2007 and 2008, a total of $22.5 million and $25.7 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2007 and 2008, $2.1 million and $2.1 million, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2008 (in thousands):

2009	$59,625
2010	69,793
2011	100,372
2012	70,699
2013	83,651
Thereafter	8,052
Total	$392,192

Principal maturities on our term securitizations (SF-II, SF-V, and SF-VI) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt. Total interest expense and lender fees for the years ended December 31, 2006, 2007, and 2008 was $21.7 million, $24.6 million, and $28.6 million, respectively. Interest of $869,000, $2.1 million, and $1.9 million was capitalized to inventory during the years ended December 31, 2006, 2007, and 2008, respectively.

As of December 31, 2008, eligible customer notes receivable with a face amount of $374.2 million and interval inventory of $52.5 million were pledged as collateral.

Financial Covenants Under Senior Credit Facilities.

The Company’s senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  As of and for the years ended December 31, 2006, 2007, and 2008, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

Certain of our debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company would constitute an event of default and permit our senior lenders to accelerate the maturity thereof.

Such credit facilities also contain operating covenants as of December 31, 2008, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, maintain sales and marketing expenses as a percentage of Vacation Interval sales below 60% for the latest rolling 12 months (one senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio), maintain notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, the latest quarter, and average of the last four quarters, maintain positive net income for each year-end, and for any two consecutive fiscal quarters, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO® Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO® score can be obtained; (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Existing Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy. At December 31, 2008, we are in compliance with these covenants.

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

We are a co-plaintiff with two other parties in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation (“Berkshire”), for a portion of a road that Berkshire needs to access property located where Berkshire plans to construct a wind farm.  We initiated this lawsuit because the predecessor in interest of the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property.  We seek a court decree that the special permit expired from non-use and is therefore no longer valid, or alternatively, that the road was not built as permitted.  We will seek to consolidate these matters.  We are in fast track discovery in the Land Court, but no final trial date has been set.

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas. As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units. The resort was fully operational by December 12. Piney Shores Resort was closed from September 13 to September 25. We maintain insurance that covers both physical damage and business-interruption losses. We accrued $291,000 related to this incident, which represents our insurance deductibles and expenditures deemed uncollectible.  In addition, in November 2008, we received $1.3 million in business-interruption proceeds, which was recorded in other income.

Leases and Other Contractual Commitments - We have entered into noncancelable operating leases covering office and storage facilities and equipment, which expire at various dates through 2015. The total rental expense charged to operations during the years ended December 31, 2006, 2007, and 2008 was $2.7 million, $3.6 million, and $4.8 million, respectively. We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled contractual commitments as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$79,307	$85,045	$111,568	$77,111	$85,637	$8,614
Capital leases	1,010	597	345	104	18	—
Operating leases	2,337	1,504	968	519	306	475
Construction commitments	16,349	—	—	—	—	—
Total	$99,003	$87,146	$112,881	$77,734	$85,961	$9,089

Principal maturities on our term securitizations (SF-II, SF-V, and SF-VI) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt. Long-term debt includes $57.0 million of future interest, using an approximate interest rate of 6.8%, which is our weighted average cost of borrowings at December 31, 2008. Capital leases include $164,000 of future interest, using an approximate interest rate of 6.2%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2008. Construction commitments of $16.3 million relate to the continued development of our resorts and will be funded via availability under our credit facilities. As of December 31, 2008, we had availability under our credit facilities of $186.6 million. We also have a $15.7 million demand note with SF-II, our wholly owned on-balance-sheet conduit financing subsidiary, which is excluded from long-term debt as the note represents only a potential, future cash outlay and is eliminated on a consolidated basis.

Equipment acquired under capital leases consists of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Amount of equipment under capital leases	$2,362	$3,434
Less accumulated depreciation	(470)	(1,159)
	$1,892	$2,275

At December 31, 2008, we had notes receivable (including notes unrelated to Vacation Intervals) in the approximate principal amount of $397.0 million with an allowance for uncollectible notes of $76.7 million.

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

Our stock option plans provide for awarding nonqualified stock options to directors, officers, and key employees and incentive stock options to key salaried employees. Nonqualified stock options provide for the right to purchase common stock at a specified price which may be less than or equal to fair market value on the date of grant (but not less than par value). Nonqualified stock options may be granted for any term and upon such conditions determined by our Board of Directors.

At December 31, 2008, we have options outstanding under three stock-based compensation plans. Outstanding options have a graded vesting schedule, with shares vesting in equal increments over a three, four, or five-year period from the original grant date. These options are exercisable at prices ranging from $0.29 to $16.00 per share and expire 10 years from the date of grant.

Stock option transactions during 2006, 2007, and 2008 are summarized as follows:

	2006		2007		2008
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options outstanding, beginning of year	3,137,657	$4.20	2,823,807	$4.63	2,513,807	$3.28
Granted	—	$—	—	$—	2,000,000	$1.89
Exercised	(313,850)	$0.32	(10,000)	$0.32	(385,000)	$0.30
Expired	—	$—	(299,000)	$16.04	(338,500)	$17.30
Forfeited	—	$—	(1,000)	$23.47	—	$—
Options outstanding, end of year	2,823,807	$4.63	2,513,807	$3.28	3,790,307	$1.60

Exercisable, end of year	2,645,807	$4.83	2,424,807	$3.34	1,790,307	$1.27

For stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Aggregate Intrinsic Value
$16.00 - 16.00	5,000	$16.00	0.3	5,000	$16.00	$—
$7.31 - 7.31	148,500	7.31	1.0	148,500	7.31	—
$3.59 - 3.69	75,000	3.64	1.8	75,000	3.64	—
$1.86 - 1.89	2,000,000	1.89	9.7	—	—	—
$1.62 - 1.62	267,000	1.62	6.8	267,000	1.62	—
$0.29 - 0.32	1,294,807	0.31	4.5	1,294,807	0.31	527,000
Total	3,790,307			1,790,307

The intrinsic value of stock options exercised during each of the three years ended December 31, 2006, 2007, and 2008 was $1.1 million, $54,000, and $683,000, respectively.

We adopted SFAS No. 123R, as of January 1, 2006, using the modified prospective method for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date. Under this transition method, compensation cost is recognized for the unvested portion of stock option grants outstanding at December 31, 2005 over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes.

On July 29, 2008, our shareholders approved our 2008 Stock Option Plan, which reserved for issuance up to two million shares of our common stock as either incentive or nonqualified stock options to our directors, officers, and key employees. In August 2008, we granted 1,925,000 stock options under this plan of which 300,000 were nonqualified stock options granted to our directors and 1,625,000 were incentive stock options granted to certain officers and key employees. These stock options have a fair value of $1.19. In September 2008, we granted the remaining 75,000 stock options that were reserved for issuance as incentive stock options. These stock options have a fair value of $1.18. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 33.5% to 57.9%, a risk-free interest rate of 3.5%, expected life of 7 years, and no distribution yield. The options granted to our officers and key employees will vest in equal increments over a five-year period. The options granted to our directors will vest in equal increments over a four-year period.

For the years ended December 31, 2006, 2007, and 2008, we recognized stock-based compensation of $252,000, $142,000, and $272,000, respectively. Stock-based compensation expense for the year ended December 31, 2008 consists of $88,000 for stock options granted prior to 2006 and $184,000 for stock options granted during the third quarter of 2008. There were no stock options granted during the years ended December 31, 2006 and 2007. As of December 31, 2008, stock-based compensation expense related to stock options granted prior to 2006 was fully recognized and the unamortized compensation expense related to our stock options granted in the third quarter of 2008 was $2.2 million.

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. This stock repurchase program expires in July 2010. In the third quarter of 2008, we acquired 56,211 outstanding shares of common stock, which we reclassified as treasury stock, for $108,000. However, in the fourth quarter of 2008, 115,000 stock options were exercised and 56,211 shares of treasury stock were reissued in these transactions. We did not repurchase any treasury shares in the fourth quarter of 2008. As of December 31, 2008, 1,943,789 shares may yet be repurchased under this program.

11.	RELATED PARTY TRANSACTIONS

At December 31, 2008, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. Each timeshare owners’ association (except for the Club at Orlando Breeze) has entered into a management agreement with Silverleaf Club, which authorizes the Clubs to manage the Existing Resorts. Silverleaf Club has in turn entered into a management agreement with the Company, whereby we supervise the management and operations of the Existing Resorts. Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club. However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement as well. Our management agreements with Silverleaf Club and Orlando Breeze Resort Club provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right toreceive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club. However, if we do not receive the maximum fee, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation. The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless cancelled by either party. The Orlando Breeze Resort Club management agreement expires January 2011 and continues in successive 3-year terms thereafter unless cancelled by either party. During the years ended December 31, 2006, 2007, and 2008, we recognized management fee income of $1.9 million, $2.7 million, and $3.0 million, respectively, related to Silverleaf Club. During the years ended December 31, 2007 and 2008, we recognized management fee income of $135,000 and $120,000, respectively, related to Orlando Breeze Resort Club. Prior to 2007, we did not receive payment of management fees from Orlando Breeze Resort Club.

The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs. During the years ended December 31, 2006, 2007, and 2008, we incurred $312,000, $406,000, and $489,000, respectively, of expenses under these agreements. Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs. During the years ended December 31, 2006, 2007, and 2008, we charged the Clubs $3.3 million, $3.6 million, and $3.6 million, respectively, under these agreements.

During the years ended December 31, 2006, 2007, and 2008, Silverleaf Club paid Silverleaf $74,000, $444,000, and $717,000, respectively, for Silverleaf Club members’ use of the Pinnacle Lodge hotel.  The amount the Club paid Silverleaf is based on the average room rate the hotel receives from outside parties.

The following schedule represents amounts due from affiliates at December 31, 2007 and 2008 (in thousands):

	2007	2008

Timeshare owners associations and other, net	$604	$728
Amount due from Silverleaf Club	402	144
Amount due from special purpose entities	352	866
Total amounts due from affiliates	$1,358	$1,738

In December 2007, we sold approximately 5.7 acres of land located in Wood County, Texas, to Mr. Robert E. Mead, our Chief Executive Officer, for $244,000. Our basis in this tract of land was zero, thus we recorded a gain of $242,000 in other income, which represents the sales price, net of closing costs. The aggregate market value of our ownership interests and other rights in this tract of land was determined to be $244,000 at May 7, 2007 based upon an appraisal from an independent appraisal firm. This transaction was approved by the Board of Directors, with Mr. Mead abstaining.

Pursuant to an agreement with TradeMark Consulting, Co. (“TradeMark”), a consulting company owned and operated by Thomas J. Morris, who became one of our executive officers in August 2005, we paid TradeMark a bonus of $100,000 in 2006 as a result of the completion of a financing transaction on March 2, 2006. Our employment agreement with Mr. Morris provided that his operation of TradeMark would not be a violation of the noncompetition provisions of his employment agreement. The agreement with TradeMark terminated on March 15, 2006.

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

Our senior subordinated notes of $26.8 million and $23.1 million as of December 31, 2007 and 2008, respectively, had estimated fair values of approximately $16.8 million and $14.5 million, respectively, based on the market value of notes exchanged in the Exchange Offer in 2002. However, these notes were not traded on a regular basis and were therefore subject to large variances in offer prices. Accordingly, the estimated fair value may not be indicative of the amount at which a transaction could be completed.

Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

13.	FAIR VALUE MEASUREMENTS

As discussed in Note 2, we adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relate to the investment in our SPE and a derivative contract.

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents our assets measured at fair value on a recurring basis as of December 31, 2008 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in special purpose entity	$4,908	$—	$—	$4,908
Interest rate cap derivative	7	—	7	—
Total	$4,915	$—	$7	$4,908

The activity in the investment in our SPE measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the years ended December 31, 2007 and 2008 (in thousands):

	2007	2008

Balance, beginning of period	$13,008	$7,315
Net investment returns	(5,693)	(2,407)
Balance, end of period	$7,315	$4,908

14.	SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-II, SF-III, SF-IV, SF-V, and SF-VI, have guaranteed our 8.0% senior subordinated notes of $23.1 million at December 31, 2008. Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at December 31, 2007 and 2008, and no operations for the years ended December 31, 2006, 2007, and 2008.

15.	401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. Employee contributions vest immediately. We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis. We incurred nominal administrative costs related to  maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2006, 2007, and 2008.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2007 and 2008 is set forth below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues
2008	$67,026	$69,068	$68,381	$59,487
2007	$58,826	$63,853	$67,535	$64,816
Total costs and operating expenses
2008	$54,919	$59,497	$63,625	$56,558
2007	$48,151	$51,289	$53,719	$56,769
Net income
2008	$7,446	$5,886	$2,925	$1,669
2007	$6,565	$7,727	$8,497	$4,915
Net income per common share: basic
2008	$0.20	$0.15	$0.08	$0.04
2007	$0.17	$0.20	$0.22	$0.13
Net income per common share: diluted
2008	$0.19	$0.15	$0.07	$0.04
2007	$0.17	$0.20	$0.22	$0.12

17.	SUBSEQUENT EVENTS

In February 2009, we retired $308,000 of 8.0% senior subordinated debt, due April 2010, for $246,000, which resulted in a gain of approximately $62,000.

In February 2009, we received $1.5 million in business-interruption proceeds related to Hurricane Ike, which, as previously discussed, struck our Seaside Resort in Galveston, Texas, on September 13, 2008. These proceeds will be reflected in other income in the first quarter of 2009 as collection was not assured at December 31, 2008.