Form 10-Q
period 2009-03-31
SILVERLEAF RESORTS INC
filed 2009-05-11
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☐    No ☒

As of May 11, 2009, 38,146,943 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

INDEX

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Vacation Interval sales	$58,658	$65,081
Estimated uncollectible revenue	(14,606)	(14,318)
Net sales	44,052	50,763

Interest income	15,502	14,507
Management fee income	930	780
Other income	2,679	976
Total revenues	63,163	67,026

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,980	4,874
Sales and marketing	30,758	33,537
Operating, general and administrative	10,435	9,292
Depreciation	1,356	1,114
Interest expense and lender fees:
Related to receivables-based credit facilities	5,595	4,602
Related to other indebtedness	1,519	1,500
Total costs and operating expenses	55,643	54,919

Income before provision for income taxes	7,520	12,107
Provision for income taxes	(2,933)	(4,661)

Net income	$4,587	$7,446

Basic net income per share	$0.12	$0.20

Diluted net income per share	$0.12	$0.19

Weighted average basic common shares issued and outstanding	38,146,943	37,926,835

Weighted average diluted common shares issued and outstanding	38,823,170	39,377,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)

Cash and cash equivalents	$7,284	$11,431
Restricted cash	22,691	22,623
Notes receivable, net of allowance for uncollectible notes of $74,529 and $76,696, respectively	330,133	320,306
Accrued interest receivable	4,081	4,154
Investment in special purpose entity	4,878	4,908
Amounts due from affiliates	1,642	1,738
Inventories	192,979	190,318
Land, equipment, buildings, and leasehold improvements, net	55,650	55,393
Prepaid and other assets	33,436	33,951

TOTAL ASSETS	$652,774	$644,822

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$13,062	$12,701
Accrued interest payable	2,519	2,380
Unearned samplers	6,343	6,247
Income taxes payable	1,688	1,942
Deferred income taxes	37,225	35,114
Notes payable and capital lease obligations	370,166	369,071
Senior subordinated notes	22,814	23,121

Total Liabilities	453,817	450,576

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and outstanding at March 31, 2009 and December 31, 2008	381	381
Additional paid-in capital	113,100	112,976
Retained earnings	85,476	80,889

Total Shareholders' Equity	198,957	194,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$652,774	$644,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2009	38,146,943	$381	$112,976	$80,889	$194,246

Stock-based compensation	-	-	124	-	124
Net income	-	-	-	4,587	4,587

March 31, 2009	38,146,943	$381	$113,100	$85,476	$198,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$4,587	$7,446
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	14,606	14,318
Deferred income taxes	2,111	3,038
Depreciation	1,356	1,114
Debt discount amortization	751	-
Stock-based compensation	124	35
Cash effect from changes in operating assets and liabilities:
Restricted cash	363	(18)
Notes receivable	(24,433)	(28,731)
Accrued interest receivable	73	3
Investment in special purpose entity	30	622
Amounts due from affiliates	96	(613)
Inventories	(2,661)	(3,903)
Prepaid and other assets	515	2,178
Accounts payable and accrued expenses	453	(2,121)
Accrued interest payable	139	285
Unearned Vacation Interval sales	-	(91)
Unearned samplers	96	76
Income taxes payable	(254)	73
Net cash used in operating activities	(2,048)	(6,289)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(1,705)	(6,212)
Net cash used in investing activities	(1,705)	(6,212)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	55,069	51,888
Payments of debt and capital leases	(55,032)	(42,053)
Restricted cash reserved for payments of debt	(431)	(101)
Proceeds from exercise of stock options	-	68
Net cash (used in) provided by financing activities	(394)	9,802

Net change in cash and cash equivalents	(4,147)	(2,699)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,431	13,170

End of period	$7,284	$10,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$4,933	$5,009
Income taxes paid	$1,178	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then.  The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of March 31, 2009, no sales were deferred related to the percentage-of-completion method.

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

Interest income is recognized as earned.  Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent.  Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

Management fees for services provided to Silverleaf Club and Orlando Breeze Resort Club are recognized in the period such services are provided if collection is deemed probable.

Services and other income are recognized in the period such services are provided.

Sales and marketing costs are recognized in the period incurred.  Commissions, however, are recognized in the period the related revenues are recognized.

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

Credit losses represent three varieties as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product.

The allowance for uncollectible notes is reduced by actual cancellations and losses experienced, including losses related to previously sold notes receivable which became delinquent and were reacquired pursuant to certain recourse obligations. Recourse on sales of customer notes receivable is governed by agreements between us and the purchasers of said notes, though we typically do not have an obligation to repurchase defaulted notes held by our financing subsidiaries.

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity (“SPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former qualified SPE which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continue servicing these timeshare receivables and receive fees for our services.  As such fees approximate both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We account for and evaluate the investment in our SPE in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable.  Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for our investment in our SPE.  On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which also amended SFAS No. 140.  Although the adoption of SFAS No. 157 did not impact the method in which we calculate the fair value of the investment in our SPE, expanded disclosures regarding fair value measurements were required.  See Note 6.  In December 2008, we adopted the provisions of FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The adoption of FSP FAS 140-4 and FIN 46(R)-8 required expanded disclosures, which are included herein.

In accordance with SFAS No. 140, our bases for classifying SF-III as a qualified SPE are (i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, (ii) prescribed restrictions on permitted activities sufficiently limit the SPE’s authority, and (iii) financial assets transferred to the SPE are passive in nature.

The fair value of the investment in our SPE is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.7%; expected credit losses – 16.2%; discount rate – 0% to 44.9%; base interest rate – 5.37%; and loan servicing fees – 1.75%.  Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.  Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our SPE on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest.  The carrying value of the investment in our SPE represents our maximum exposure to loss regarding our involvement with our SPE.  We periodically review the carrying value of our investment in SPE for impairment to ensure that the carrying value does not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At March 31, 2009, the estimated costs not yet incurred but expected to complete promised amenities was $503,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first three months of 2009 and 2008.

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

Income Taxes — Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the condensed consolidated financial statements. A provision or benefit is recognized for deferred income taxes relating to such temporary differences.  To the extent a deferred tax asset does not meet the "more likely than not" criteria for realization, a valuation allowance is recorded.  We classify interest and penalties within the provision for income taxes.  However, for the three months ended March 31, 2009 and 2008, such charges have not been material.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We have a tax sharing agreement with SF-III.

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

As of March 31, 2009, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of March 31, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy.  Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our derivatives in earnings.  The amounts recognized for such derivatives for the three months ended March 31, 2009 and 2008 were not significant.

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

For the three months ended March 31, 2009 and 2008, we recognized stock-based compensation of $124,000 and $35,000, respectively.  Stock-based compensation expense for the three months ended March 31, 2009 is related to the stock options granted during the third quarter of 2008, while stock-based compensation expense for the comparable period of 2008 is related to the stock options granted prior to 2006.  There were no stock options granted during the three months ended March 31, 2009 and 2008.  As of March 31, 2009, unamortized stock-based compensation expense was $2.1 million, which will be fully recognized by the third quarter of 2013.

The following table summarizes our outstanding stock options for the three months ended March 31, 2009 and 2008:

	2009	2008
Options outstanding, January 1	3,790,307	2,513,807
Granted	—	—
Exercised	—	(230,000)
Expired	(5,000)	(40,000)
Forfeited	—	—
Options outstanding, March 31	3,785,307	2,243,807

Exercisable, March 31	1,785,307	2,154,807

The weighted average exercise price of the 230,000 stock options exercised during the first three months of 2008 was $0.30 per share, and the intrinsic value was $555,000.

Stock Repurchase Program — On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares in the first quarter of 2009.  As of March 31, 2009, 1,943,789 shares remain available for repurchase under this program.

Other Recent Accounting Pronouncements —

SFAS No. 157 – SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures.  In February 2008, the FASB issued FSP No. 157-2, which deferred its effective date for one year relative to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our SPE and our derivative contracts as shown in Note 6.  This adoption did not impact our consolidated financial position, results of operations, or cash flows.  On January 1, 2009, we adopted the remaining aspects of SFAS No. 157, which apply to our non-financial long-lived assets (land, equipment, buildings, and leasehold improvements) which are measured at fair value based on a periodic impairment assessment.  This adoption resulted in additional disclosures for land, equipment, buildings, and leasehold improvements, which are included herein; however the adoption of SFAS No. 157 for these assets did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  The adoption of SFAS No. 141(R) on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows as we do not have any planned acquisitions that fall under the definition of a business combination.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.”  A noncontrolling interest is defined in SFAS No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 states that accounting and reporting for minority interests shall be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations.  SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 160 on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows as we do not own minority interests in any entities.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows. Disclosures regarding our derivative instruments and hedging activities are included in Note 2 and in disclosures related to interest rate risk and market risk.

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (“the GAAP hierarchy”).  The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”).  However, the FASB believes the GAAP hierarchy should be directed to entities rather than auditors because the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 was effective November 15, 2008.  The adoption of SFAS No. 162 did not impact our consolidated financial position, results of operations, or cash flows.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three months ended March 31, 2009 and 2008:

	2009	2008

Weighted average shares outstanding - basic	38,146,943	37,926,835
Issuance of shares from stock options exercisable	1,294,807	1,839,389
Repurchase of shares from stock options proceeds	(618,580)	(388,629)
Weighted average shares outstanding - diluted	38,823,170	39,377,595

Outstanding stock options totaling 1.3 million and 1.7 million were dilutive securities that were included in the computation of diluted earnings per share at March 31, 2009 and 2008, respectively.  Outstanding stock options totaling 2.5 million and 527,000 were not dilutive at March 31, 2009 and 2008, respectively, because the exercise price for such options exceeded the average market price for our common shares for the three-month periods ended March 31, 2009 and 2008, respectively.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable at March 31, 2009 and 2008 was 16.8% and 16.6%, respectively, with individual rates ranging from 0% to 17.9%.  As of March 31, 2009, $1.1 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $2.6 million and $3.4 million at March 31, 2009 and 2008, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of March 31, 2009, $5.5 million of notes receivable, net of accounts charged off, were considered delinquent.  An additional $35.3 million of notes receivable, of which $30.7 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Notes receivable are scheduled to mature as follows at March 31, 2009 (in thousands):

For the 12-Month Period Ending March 31,
2010	$44,499
2011	45,374
2012	52,002
2013	56,655
2014	57,317
Thereafter	148,815
404,662
Less allowance for uncollectible notes	(74,529)
Notes receivable, net	$330,133

The activity in gross notes receivable is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Balance, beginning of period	$397,002	$359,035
Sales	45,023	50,456
Collections	(20,590)	(21,725)
Receivables charged off, gross	(16,773)	(13,045)
Balance, end of period	$404,662	$374,721

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Balance, beginning of period	$76,696	$69,128
Estimated uncollectible revenue	14,606	14,318
Receivables charged off, gross	(16,773)	(13,045)
Balance, end of period	$74,529	$70,401

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008	Revolving Term	Maturity
$100 million receivables-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$42,187	$31,284	1/31/10	1/31/13
$20 million receivables-based revolver	11,019	9,746	6/29/10	6/29/10
$50 million receivables-based revolver	6,775	5,789	8/31/11	8/31/14
$150 million receivables-based revolver	91,567	70,183	9/03/09	9/03/11
$72.5 million receivables-based revolver	27,548	43,504	7/02/10	7/02/13
$66.4 million receivables-based non-revolving conduit loan	5,195	6,549	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	3,303	4,140	—	9/22/11
$128.1 million receivables-based non-revolver	38,502	43,526	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $5.1 million	75,118	84,885	—	3/15/20
Inventory / acquisition loan agreement (see $100 million receivables-based revolver above)	26,007	28,407	1/31/10	1/31/12
$50 million inventory loan agreement	36,704	34,464	4/29/10	4/29/12
Various notes, due from November 2009 through August 2016, collateralized by various assets	4,563	4,684	—	various
Total notes payable	368,488	367,161
Capital lease obligations	1,678	1,910	—	various
Total notes payable and capital lease obligations	370,166	369,071

8.0% senior subordinated notes	22,814	23,121	—	4/01/10

Total	$392,980	$392,192

At March 31, 2009, our senior credit facilities provided for loans of up to $535.9 million, of which $172.0 million was available for future advances.  Our weighted average cost of borrowings was 6.4% for each of the three-month periods ended March 31, 2009 and 2008.

In February 2009, we retired $307,000 of 8.0% senior subordinated notes, due April 2010, for $246,000, which resulted in a gain of approximately $61,000.

Note 6 – Fair Value Measurements

SFAS No. 157 established a fair value hierarchy to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.  The fair value hierarchy consists of the following three levels:

Level 1 -	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 -
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets measured at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31,2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in special purpose entity	$4,878	$—	$—	$4,878
Interest rate cap derivative	5	—	5	—
Total	$4,883	$—	$5	$4,878

The activity in the investment in our SPE measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Balance, beginning of period	$4,908	$7,315
Net investment returns	(30)	(622)
Balance, end of period	$4,878	$6,693

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the three months ended March 31, 2009 and 2008, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

Note 7 – Subsidiary Guarantees

All subsidiaries of the Company, except Silverleaf Finance II, Inc. (“SF-II”), SF-III, Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and Silverleaf Finance VI, LLC (“SF-VI”), have guaranteed our 8.0% senior subordinated notes of $22.8 million at March 31, 2009.  Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at March 31, 2009 and December 31, 2008, and no operations for the three months ended March 31, 2009 and 2008.

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

As litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units.  The resort was fully operational by December 12.  Piney Shores Resort was closed from September 13 to September 25.  We maintain insurance that covers both physical damage and business-interruption losses.  In the last half of 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible.  No additional expenses related to this incident were incurred in the first quarter of 2009.  In addition, in February 2009, we received $1.5 million in business-interruption proceeds, which was recorded in other income at the time of receipt.

Note 9 – Subsequent Events

In April 2009, we retired $347,000 of 8.0% senior subordinated debt, due April 2010, for $243,000, which resulted in a gain of approximately $104,000.

In April 2009, we received $879,000 in additional business-interruption proceeds related to Hurricane Ike, which was recorded in other income.  These proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  In addition, the maximum aggregate commitment under the facility will be reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements will be reduced from $50 million to $30 million effective July 8, 2009, and further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line will remain the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal owned by this senior lender of the Series 2008-A Notes related to SF-VI, which was $27.8 million at March 31, 2009, and (b) an amount equal to 10.5%, or $892,000 at March 31, 2009, of the outstanding principal of the two conduit loan facilities provided by this senior lender to SF-II.  The maturity dates and interest rates for all three components remained the same.

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

Some risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, those discussed in our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009.  These risks and uncertainties continue to be relevant to our performance and financial condition.  Moreover, we operate in a very competitive and rapidly changing environment where new risk factors emerge from time to time.  It is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as indicators of actual results.

Executive Overview

As of March 31, 2009, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults.  We have a Vacation Interval ownership base of over 111,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	2009	2008

As a percentage of total revenues:
Vacation Interval sales	92.9%	97.1%
Estimated uncollectible revenue	(23.1)%	(21.4)%
Net sales	69.8%	75.7%

Interest income	24.5%	21.6%
Management fee income	1.5%	1.2%
Other income	4.2%	1.5%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.2%	7.5%
Sales and marketing	52.4%	51.5%

As a percentage of total revenues:
Operating, general and administrative	16.5%	13.9%
Depreciation	2.1%	1.7%

As a percentage of interest income:
Interest expense and lender fees	45.9%	42.1%

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

Revenues for the quarter ended March 31, 2009 were $63.2 million, representing a $3.9 million, or 5.8%, decrease compared to revenues for the quarter ended March 31, 2008.  As discussed below, the decrease is primarily attributable to a $6.4 million decrease in Vacation Interval sales offset by a $1.7 million increase in other income and a $1.0 million increase in interest income during the quarter ended March 31, 2009.

The following table summarizes our Vacation Interval sales for the three months ended March 31, 2009 and 2008 (dollars in thousands, except average price):

	2009			2008
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$22,818	2,100	$10,866	$27,035	2,502	$10,805
Upgrade Interval Sales to Existing Customers	25,449	2,713	9,380	21,473	2,314	9,280
Additional Interval Sales to Existing Customers	10,391	949	10,949	16,573	1,966	8,430
Total	$58,658			$65,081

Vacation Interval sales decreased 9.9% during the first quarter of 2009 versus the same period of 2008.  The decrease is primarily attributable to a 6.6% decrease in tours and a 1.2% decrease in the closing ratio, partially offset by a favorable sales mix of higher-end products on additional interval sales to existing customers.  The number of interval sales to new customers decreased 16.1% offset by an increase in average prices of 0.6%, which resulted in a 15.6% net decrease in sales to new customers in the first quarter of 2009 versus the same period of 2008.  The number of upgrade interval sales to existing customers increased 17.2% and average prices increased 1.1%, resulting in an 18.5% increase in upgrade interval sales to existing customers during the first quarter of 2009 compared to the same period of 2008.  The number of additional interval sales to existing customers decreased 51.7% but average prices increased 29.9% resulting in a 37.3% net decrease in additional interval sales to existing customers during the first quarter of 2009 versus the same period of 2008.  Vacation Interval sales to existing owners comprised 61.1% and 58.5% of total Vacation Interval sales in the first quarters of 2009 and 2008, respectively, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $14.6 million for the first quarter of 2009 versus $14.3 million for the same period of 2008.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.9% for the quarter ended March 31, 2009 and 22.0% for the same period of 2008.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 4.2% for the first quarter of 2009 compared to 3.6% for the same period of 2008.  Our provision for estimated uncollectible revenue has increased to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  However, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $1.0 million, or 6.9%, to $15.5 million for the first quarter of 2009 from $14.5 million for the first quarter of 2008.  The increase primarily resulted from a higher average notes receivable balance during the first quarter of 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at March 31, 2009 from 16.6% at March 31, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $150,000 to $930,000 for the first quarter of 2009 compared to $780,000 for the same period of 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $2.7 million for the first quarter of 2009 compared to $976,000 for the first quarter of 2008.  The increase is primarily attributable to the receipt of $1.5 million in business-interruption proceeds related to Hurricane Ike in February 2009, which as previously discussed, struck our Seaside Resort in Galveston, Texas, on September 13, 2008.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including revenues already recognized and estimated future revenues.  Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit.  The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow moving inventory units.

Cost of Vacation Interval sales increased to 10.2% of Vacation Interval sales for the first quarter of 2009 compared to 7.5% in the 2008 comparable period.  This increase resulted from sales of higher cost-basis inventory during the first quarter of 2009 compared to the first quarter of 2008.  In addition, quarterly revisions to our future relative sales value in both 2009 and 2008 had a greater impact on decreasing cost of sales in 2008.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 52.4% for the first quarter of 2009 versus 51.5% for the comparable prior year period.  The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to higher commissions.  The sales-mix trend was favorable for the first quarter of 2009 compared to the same period of 2008 with 61.1% of sales to existing customers in 2009 versus 58.5% of sales to existing customers in 2008.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $1.1 million and $988,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended March 31, 2009 and 2008, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 16.5% in the first quarter of 2009 from 13.9% for the same period of 2008.  Overall, operating, general and administrative expenses increased by $1.1 million for the first quarter of 2009 compared to the same period of 2008, primarily due to an increase in salaries of $368,000, an increase in recording fees of $245,000 related to increased fundings under SF-IV, and an increase in group insurance of $187,000.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.1% for the quarter ended March 31, 2009 versus 1.7% for the same quarter of 2008.  Overall, depreciation expense increased by $242,000 for the first quarter of 2009 compared to the same period of 2008 due to capital expenditures of $15.0 million since March 31, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.9% for the first quarter of 2009 compared to 42.1% for the same period of 2008.  Overall, interest expense and lender fees increased $1.0 million for the first quarter of 2009 versus the same period of 2008 primarily due to a larger average debt balance outstanding during the first quarter of 2009, which was $392.6 million compared to $347.9 million for the prior year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in the second quarter of 2008.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $7.5 million for the quarter ended March 31, 2009 compared to $12.1 million for the quarter ended March 31, 2008 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 39.0% for the first quarter of 2009 compared to 38.5% for the first quarter of 2008.

Net Income

Net income was $4.6 million for the quarter ended March 31, 2009 compared to $7.4 million for the quarter ended March 31, 2008 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

At March 31, 2009, our senior credit facilities provided for loans of up to $535.9 million, of which $363.9 million of principal related to advances under the credit facilities was outstanding and $172.0 million was available for future advances.  The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified SPE, SF-III, as of March 31, 2009 (in thousands):

	MaximumAmount Available	Balance
Receivables-Based Revolvers	$337,809	$179,096
Receivables-Based Non-Revolvers	122,118	122,118
Inventory Loans	76,007	62,711
Subtotal Senior Credit Facilities	535,934	363,925
Senior Subordinated Debt	22,814	22,814
Other Debt	6,241	6,241
Subtotal On-Balance-Sheet	564,989	392,980
Off-Balance-Sheet Receivables-Based Term Loan	14,802	14,802
Grand Total	$579,791	$407,782

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts. Our fixed-to-floating debt ratio at March 31, 2009 was 34% fixed to 66% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At March 31, 2009, the one-month LIBOR rate on our senior credit facilities was 0.50% and the annual Prime rate on these facilities was 3.25%.  For the quarter ended March 31, 2009, the weighted average cost of funds for all borrowings was 6.4%.  The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable.  Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of March 31, 2009, $5.5 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $22.8 million of senior subordinated notes due April 2010, with interest payable semi-annually on April 1 and October 1, guaranteed by all of our present and future domestic restricted subsidiaries.  We are aware that our outstanding senior subordinated debt securities are currently trading at substantial discounts to face amount.  During the first quarter of 2009, we retired $307,000 of these senior subordinated notes for $246,000, which resulted in a gain of approximately $61,000.  In order to reduce future amounts due at maturity or upon redemption, we may from time to time seek to retire, purchase, or extend the maturity dates of our outstanding senior subordinated notes through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.  The amounts involved may be material.

We anticipate a continuation of the difficult economic environment we experienced throughout 2008 and the first quarter of 2009. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  Although we do not anticipate a significant decline in our Vacation Interval sales during the remainder of 2009 than we experienced in the first quarter, our success in collecting payments due on customers’ loans in this challenging environment will continue to pressure our bottom-line.  However, we believe that conservative business decisions and aggressive cash flow management into 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity into 2010, including the payment of our outstanding 8.0% senior subordinated notes, due April 1, 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, and the prudent management of our liquidity through controlled and measured growth.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010, including payment of the aforementioned 8.0% senior subordinated notes.

To finance our growth, development, and any future expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.  In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow.  Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Net Cash Used in Operating Activities. We generate cash primarily from the cash received from the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, water park income, and hotel income.  We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note.  We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings.  Because we use significant amounts of cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the three months ended March 31, 2009, cash used in operating activities was $2.0 million compared to $6.3 million during the same period of 2008.  This $4.3 million decrease in cash used in operating activities during the first three months of 2009 versus the comparable 2008 period primarily resulted from a decrease in the growth of our notes receivable portfolio for the first quarter of 2009 versus the first quarter of 2008.  This decrease was directly related to the decrease in Vacation Interval sales.

Net Cash Used in Investing Activities. During the first quarter of 2009, cash used in investing activities, which represents purchases of equipment, leasehold improvements, and other general capital expenditures, was $1.7 million compared to $6.2 million during the first quarter of 2008.  The reduction in capital expenditures is consistent with our moderate growth initiative in effect for 2009 as well as 2008 expenditures related to the water park at The Villages Resort, which was opened in January 2008.

Net Cash Provided by Financing Activities. During the first three months of 2009, financing activities used $394,000 of cash compared to $9.8 million of cash provided in the comparable 2008 period.  Net cash used of $394,000 in 2009 was primarily the result of $55.1 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $55.0 million of payments on borrowings against pledged notes receivable and inventory loans and $431,000 restricted cash reserved for payments of debt.  Net cash provided of $9.8 million in 2008 was primarily the result of $51.9 million of proceeds received from borrowings against pledged notes receivable and inventory loans, partially offset by $42.1 million of payments on borrowings against pledged notes receivable and inventory loans.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified SPE which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility.  Such fees were $85,000 and $150,000 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, SF-III held notes receivable totaling $19.7 million with related borrowings of $14.8 million.  Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III.  As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables.  Although we are not obligated, we may purchase foreclosed Vacation Intervals for an amount equal to the net fair market value of such Vacation Intervals, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the three months ended March 31, 2009, we paid $126,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $4.9 million at March 31, 2009, which represents our maximum exposure to loss regarding our investment in SF-III.

In accordance with SFAS No. 140, our bases for classifying SF-III as a qualified SPE are (i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, (ii) prescribed restrictions on permitted activities sufficiently limit the SPE’s authority, and (iii) financial assets transferred to the SPE are passive in nature.

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

In addition, we are subject to current alternative minimum tax ("AMT") as a result of the deferred income that results from the installment sales treatment.  Payment of AMT creates a deferred tax asset in the form of a minimum tax credit, which, unless otherwise limited, reduces the future regular tax liability attributable to Vacation Interval sales. This deferred tax asset has an unlimited carryover period.  The AMT credit can be utilized to the extent regular tax exceeds AMT tax liability for a given year.  Due to AMT losses in certain years prior to 2003, which offset all AMT income for years prior to 2003, no minimum tax credit exists for years prior to 2003.  However, AMT has been paid in subsequent years and is anticipated in future periods.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $535.9 million at March 31, 2009, have a fixed-to-floating debt ratio of 34% fixed to 66% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The impact of a one-point effective interest rate change on the $241.8 million balance of variable-rate financial instruments at March 31, 2009 would be approximately $141,000 on our results of operations, after taxes, for the three months ended March 31, 2009, or less than $0.01 per diluted share.

At March 31, 2009, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at March 31, 2009 would result in a fair value decrease of approximately $13.0 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  During the first quarters of 2009 and 2008, approximately 13.9% and 22.7%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to deteriorating economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further.  Customer default levels, other recent adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 24.9% for the first quarter of 2009 from 22.0% for the comparable period of 2008.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 66% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates declined throughout 2008, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $2.2 million at March 31, 2009.  Such interest rate swaps expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at March 31, 2009 was $91.6 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $14.8 million at March 31, 2009, bear interest at a blended fixed rate of 5.4%.

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

Item 4.    Controls and Procedures

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance.  We will establish reserves from time to time when deemed appropriate under generally acceptable accounting principles.  However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

We are a co-plaintiff with two other parties in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation’s predecessor-in-interest for a portion of a road that the Cooperative needs to access property located where it plans to construct a wind farm.  We initiated these lawsuits because the predecessor-in-interest of the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property.  We seek a court decree that the special permit expired from non-use and is therefore no longer valid, or alternatively, that the road was not built as permitted.  The court has denied our motion to consolidate the two cases, but the cases will be tried at the same time.  A trial date has been set for August 11, 2009.

Item 1A.  Risk Factors

No changes.

Item 5.    Other Information

In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  In addition, the maximum aggregate commitment under the facility will be reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements will be reduced from $50 million to $30 million effective July 8, 2009, and further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line will remain the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal owned by this senior lender of the Series 2008-A Notes related to SF-VI, which was $27.8 million at March 31, 2009, and (b) an amount equal to 10.5%, or $892,000 at March 31, 2009, of the outstanding principal of the two conduit loan facilities provided by this senior lender to SF-II.  The maturity dates and interest rates for all three components remained the same.

Item 6.    Exhibits

(a)	Exhibits filed herewith:

	10.1	Third Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated as of May 8, 2009 between the Registrant and Textron Financial Corporation

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2009	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board,
Chief Executive Officer and President

Dated: May 11, 2009	By:	/s/ ROBERT M. SINNOTT
Robert M. Sinnott
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Third Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated as of May 8, 2009 between the Registrant and Textron Financial Corporation

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002