Form 10-K/A
period 2008-12-31
SILVERLEAF RESORTS INC
filed 2009-06-22
CIK 1033032

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXPLANATORY NOTE
Silverleaf Resorts, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to further amend and restate in its entirety Item 9A(T) of Part II to fully conform the disclosures in Item 9A(T) to the requirements of Item 308T of Regulation S-K (17 CFR §229.308T). This Amendment No. 2 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Company’s original Form 10-K on March 10, 2009, including the Company’s Form 10-Q for the period ended March 31, 2009.

SILVERLEAF RESORTS, INC.
YEAR ENDED DECEMBER 31, 2008
INDEX TO FORM 10-K/A

Item Number		Page

PART II

Item 9A(T).	Controls and Procedures	4

PART IV

Item 15.	Exhibits and Financial Statement Schedules	5

SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART II
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Based upon our evaluation as of December 31, 2008, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Subsequent to the filing of this report on Form 10-K on March 10, 2009, our management learned that certain disclosures required by Item 308T(a)(3) of Regulation S-K were inadvertently omitted from this report. We first became subject to Item 308T(a)(3) for the reporting period ended December 31, 2008 because we became classified as a non-accelerated filer for that period. The omitted disclosures were included by an amendment to this report dated June 15, 2009; however, based upon the omission of these Item 308T(a)(3) disclosures, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 to ensure that the information required by Item 308T(a)(3) was properly included in our Form 10-K. In light of this omission, our management has commenced a review under the direction of our Audit Committee to enhance our disclosure controls and procedures related to identification, analysis, and communication to management, including to our Chief Executive Officer and our Chief Financial Officer, of all new or amended disclosure rules which become specifically applicable to us during a reporting period. We will also increase our periodic testing related to these enhanced controls and procedures.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following exhibits are filed as part of this Amendment No. 2 to Annual Report on Form 10-K/A:

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on June 22, 2009.

SILVERLEAF RESORTS, INC.
By:	/s/ ROBERT M. SINNOTT
	Name:	Robert M. Sinnott
	Title:	Chief Financial Officer