Form 10-Q
period 2009-06-30
SILVERLEAF RESORTS INC
filed 2009-08-04
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐    No ☒

As of August 4, 2009, 38,146,943 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

INDEX

Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Vacation Interval sales	$65,132	$67,959	$123,790	$133,040
Estimated uncollectible revenue	(16,869)	(16,242)	(31,475)	(30,560)
Net sales	48,263	51,717	92,315	102,480

Interest income	16,054	15,310	31,557	29,817
Management fee income	930	780	1,860	1,560
Other income	2,521	1,261	5,200	2,237
Total revenues	67,768	69,068	130,932	136,094

Costs and Operating Expenses:
Cost of Vacation Interval sales	7,778	7,756	13,758	12,630
Sales and marketing	32,972	33,940	63,730	67,477
Operating, general and administrative	13,441	10,224	23,875	19,516
Depreciation	1,597	1,210	2,954	2,324
Interest expense and lender fees:
Related to receivables-based credit facilities	5,647	4,287	11,242	8,196
Related to other indebtedness	1,697	2,080	3,216	4,273
Total costs and operating expenses	63,132	59,497	118,775	114,416

Income before provision for income taxes	4,636	9,571	12,157	21,678
Provision for income taxes	(1,909)	(3,685)	(4,842)	(8,346)

Net income	$2,727	$5,886	$7,315	$13,332

Basic net income per share	$0.07	$0.15	$0.19	$0.35

Diluted net income per share	$0.07	$0.15	$0.19	$0.34

Weighted average basic common shares outstanding	38,146,943	38,065,077	38,146,943	37,995,956

Weighted average diluted common shares outstanding	39,042,548	39,289,637	38,960,418	39,346,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)

Cash and cash equivalents	$6,595	$11,431
Restricted cash	23,063	22,623
Notes receivable, net of allowance for uncollectible notes of $78,513 and $76,696, respectively	345,058	320,306
Accrued interest receivable	4,427	4,154
Investment in special purpose entity	4,988	4,908
Amounts due from affiliates	2,852	1,738
Inventories	197,486	190,318
Land, equipment, buildings, and leasehold improvements, net	54,202	55,393
Prepaid and other assets	31,300	33,951

TOTAL ASSETS	$669,971	$644,822

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$12,470	$12,701
Accrued interest payable	1,807	2,380
Unearned Vacation Interval sales	31	-
Unearned samplers	7,082	6,247
Income taxes payable	267	1,942
Deferred income taxes	38,098	35,114
Notes payable and capital lease obligations	389,941	369,071
Senior subordinated notes	18,467	23,121

Total Liabilities	468,163	450,576

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and outstanding at June 30, 2009 and December 31, 2008	381	381
Additional paid-in capital	113,223	112,976
Retained earnings	88,204	80,889

Total Shareholders' Equity	201,808	194,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$669,971	$644,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

January 1, 2009	38,146,943	$381	$112,976	$80,889	$194,246

Stock-based compensation	-	-	247	-	247
Net income	-	-	-	7,315	7,315

June 30, 2009	38,146,943	$381	$113,223	$88,204	$201,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$7,315	$13,332
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	31,475	30,560
Deferred income taxes	2,984	4,286
Depreciation	2,954	2,324
Debt discount amortization	1,468	320
Gain on early extinguishment of debt	(316)	-
Loss on disposal of property and equipment, net	183	-
Stock-based compensation	247	70
Cash effect from changes in operating assets and liabilities:
Restricted cash	888	(1,350)
Notes receivable	(56,227)	(54,885)
Accrued interest receivable	(273)	(208)
Investment in special purpose entity	(80)	1,340
Amounts due from affiliates	(1,114)	(1,684)
Inventories	(7,168)	(4,360)
Prepaid and other assets	2,651	(2,691)
Accounts payable and accrued expenses	(139)	(4,728)
Accrued interest payable	(573)	(3)
Unearned Vacation Interval sales	31	(296)
Unearned samplers	835	138
Income taxes payable	(1,675)	1,674
Net cash used in operating activities	(16,534)	(16,161)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(2,038)	(12,921)
Net cash used in investing activities	(2,038)	(12,921)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	140,831	224,208
Payments of debt and capital leases	(125,767)	(188,175)
Restricted cash reserved for payments of debt	(1,328)	(5,527)
Proceeds from exercise of stock options	-	75
Net cash provided by financing activities	13,736	30,581

Net change in cash and cash equivalents	(4,836)	1,499

CASH AND CASH EQUIVALENTS:
Beginning of period	11,431	13,170

End of period	$6,595	$14,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$10,826	$10,570
Income taxes paid	$3,769	$1,246
Income tax refund	$-	$1,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventories acquired through financing	$1,852	$-
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$-	$1,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then.  The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2 – Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, these financial statements do not include certain information and disclosures required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included.  We have evaluated the impact on these condensed consolidated financial statements of all subsequent events through August 4, 2009, the date the financial statements were issued.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of June 30, 2009, $31,000 was deferred related to the percentage-of-completion method.

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

The estimate of total revenue for a particular phase also considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected sales programs to sell slow-moving inventory units.  At least quarterly, we evaluate the estimated cost of sales percentage applied to each sale using updated information for total estimated phase revenue and total estimated phase costs.  The effects of changes in estimates are accounted for in the period in which such changes first become known on a retrospective basis, such that the balance sheet at the end of the period of change and the accounting in subsequent periods reflect the revised estimates as if such estimates had been the original estimates.

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

We account for and evaluate the investment in our SPE in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as applicable.  Effective January 1, 2007, SFAS No. 140 was amended by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which did not affect the manner in which we account for the investment in our SPE.  Effective January 1, 2008, SFAS No. 140 was further amended by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which did not impact the method in which we calculate the fair value of the investment in our SPE, however, required expanded disclosures regarding fair value measurements.  See Note 7.  In December 2008, we adopted the provisions of FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The adoption of FSP FAS 140-4 and FIN 46(R)-8 required expanded disclosures, which are included herein.

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

The fair value of the investment in our SPE is estimated based on the present value of future cash flows we expect to receive from the notes receivable sold.  We utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.9%; expected credit losses – 16.1%; discount rate – 0% to 44.9%; base interest rate – 5.37%; and loan servicing fees – 1.75%.  Our assumptions are based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.  Such assumptions are assessed quarterly and, if necessary, adjustments are made to the carrying value of the investment in our SPE on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest.  The carrying value of the investment in our SPE represents our maximum exposure to loss regarding our involvement with our SPE.  We periodically review the carrying value of the investment in our SPE for impairment to ensure that the carrying value does not exceed market value.

Index

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At June 30, 2009, the estimated costs not yet incurred but expected to complete promised amenities was $511,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first six months of 2009 and 2008.

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

Income Taxes — Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the condensed consolidated financial statements. A provision or benefit is recognized for deferred income taxes relating to such temporary differences.  To the extent a deferred tax asset does not meet the "more likely than not" criteria for realization, a valuation allowance is recorded.  We classify interest and penalties within the provision for income taxes.  However, for the six months ended June 30, 2009 and 2008, such charges have not been material.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We have a tax sharing agreement with SF-III.

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

As of June 30, 2009, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of June 30, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy.  Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our derivatives in earnings.  The amounts recognized for such derivatives for the six months ended June 30, 2009 and 2008 were not significant.

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

For the six months ended June 30, 2009 and 2008, we recognized stock-based compensation of $247,000 and $70,000, respectively.  Stock-based compensation expense for the six months ended June 30, 2009 is related to the stock options granted during the third quarter of 2008, while stock-based compensation expense for the comparable period of 2008 is related to the stock options granted prior to 2006.  There were no stock options granted during the six months ended June 30, 2009 and 2008.  As of June 30, 2009, unamortized stock-based compensation expense was $1.9 million, which will be fully recognized by the third quarter of 2013.

The following table summarizes our outstanding stock options for the six months ended June 30, 2009 and 2008:

	2009	2008
Options outstanding, January 1	3,790,307	2,513,807
Granted	—	—
Exercised	—	(250,000)
Expired	(5,000)	(233,500)
Forfeited	(5,000)	—
Options outstanding, June 30	3,780,307	2,030,307

Options exercisable, June 30	1,780,307	1,941,307

The weighted average exercise price of the 250,000 stock options exercised during the first six months of 2008 was $0.30 per share, and the intrinsic value was $592,000.

Stock Repurchase Program — On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares in the first half of 2009.  As of June 30, 2009, 1,943,789 shares remain available for repurchase under this program.

Index

Other Recent Accounting Pronouncements —

SFAS No. 157 – SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures.  In February 2008, the FASB issued FSP No. 157-2, which deferred its effective date for one year relative to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our SPE and our derivative contracts as shown in Note 7.  This adoption did not impact our consolidated financial position, results of operations, or cash flows.  On January 1, 2009, we adopted the remaining aspects of SFAS No. 157, which apply to our non-financial long-lived assets (land, equipment, buildings, and leasehold improvements) which are measured at fair value based on a periodic impairment assessment.  This adoption resulted in additional disclosures for land, equipment, buildings, and leasehold improvements, which are included herein; however the adoption of SFAS No. 157 for these assets did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 141R – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business combinations including the following: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition-related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS No. 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  The adoption of SFAS No. 141(R) on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows as we have not had any acquisitions, either completed in 2009 or currently planned, that fall under the definition of a business combination.

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

Index

FSP FAS No. 107-1 and APB Opinion No. 28-1 – In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”).  FSP 107-1 amends Statement of Financial Accounting Standards No. 170, “Disclosures about Fair Value of Financial Instruments” to extend the existing disclosure requirements related to the fair value of financial instruments to interim periods that were previously only required in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 are effective for reporting periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  See Note 6 for additional disclosures.

FSP FAS No. 157-4 – In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”).  FSP 157-4 clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 reaffirms the objective of fair value measurement, as stated in SFAS No. 157, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale).  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  FSP 157-4 is effective prospectively for reporting periods ending after June 15, 2009.  The adoption of FSP 157-4 in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.

SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  Consistent with SFAS No. 165 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued.  SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 on June 15, 2009 did not impact our consolidated financial position, results of operations, or cash flows.  See Note 2, under “Basis of Presentation,” for the related disclosure.

SFAS No. 166 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by (i) eliminating the concept of a qualified SPE, (ii) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (iii) amending and clarifying the unit of account eligible for sale accounting, and (iv) requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing qualified SPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  SFAS No. 166 requires enhanced disclosures, including a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The adoption of SFAS No. 166 would not impact our consolidated financial position, results of operations, and cash flows if we are able to exercise a clean-up call on the balance of the Series 2005-A Notes previously sold by SF-III prior to the end of the year 2009.  The clean-up call would result in the dissolution of SF-III.  If we are unable to exercise a clean-up call, we would be required to evaluate whether SF-III should be consolidated in accordance with the applicable consolidation guidance of Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”) and enhance our current disclosures regarding the entity.

SFAS No. 167 – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FIN 46(R)”).  SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to SPEs.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of an SPE and therefore required to consolidate the SPE, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the SPE that could potentially be significant to the SPE.  SFAS No. 167 further requires continuous reassessments of whether an enterprise is the primary beneficiary of an SPE, whereas FIN 46(R) required such reassessments only when specific events had occurred.  In addition, qualified SPEs, which were previously exempt from the application of this standard, are subject to the provisions of SFAS No. 167.  SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with an SPE.  SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We are currently assessing the financial impact the adoption of SFAS No. 167 will have on our consolidated financial position, results of operations, and cash flows.

Index

SFAS No. 168 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162)” (“SFAS No. 168”).  The FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  After the effective date of this Statement, all non-grandfathered non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 on September 15, 2009 will not impact our consolidated financial position, results of operations, or cash flows.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	38,146,943	38,065,077	38,146,943	37,995,956
Issuance of shares from stock options exercisable	1,294,807	1,699,884	1,294,807	1,769,637
Repurchase of shares from stock options proceeds	(399,202)	(475,324)	(481,332)	(419,499)
Weighted average shares outstanding - diluted	39,042,548	39,289,637	38,960,418	39,346,094

Outstanding stock options totaling 1.3 million and 1.7 million were dilutive securities that were included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 2009 and 2008, respectively.  Outstanding stock options totaling 2.5 million and 334,000 were not dilutive at June 30, 2009 and 2008, respectively, because the exercise price for such options exceeded the market price for our common shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable at June 30, 2009 and 2008 was 16.8% and 16.6%, respectively, with individual rates ranging from 0% to 17.9%.  As of June 30, 2009, $1.6 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $3.1 million and $3.2 million at June 30, 2009 and 2008, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of June 30, 2009, $6.8 million of notes receivable, net of accounts charged off, were considered delinquent.  An additional $35.4 million of notes receivable, of which $30.3 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Index

Notes receivable are scheduled to mature as follows at June 30, 2009 (in thousands):

For the 12-Month Period Ending June 30,
2010	$46,012
2011	47,317
2012	54,280
2013	58,577
2014	59,570
Thereafter	157,815
423,571
Less allowance for uncollectible notes	(78,513)
Notes receivable, net	$345,058

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$404,662	$374,721	$397,002	$359,035
Sales	52,897	49,237	97,920	99,693
Collections	(21,103)	(23,083)	(41,693)	(44,808)
Receivables charged off	(12,885)	(9,544)	(29,658)	(22,589)
Balance, end of period	$423,571	$391,331	$423,571	$391,331

The activity in the allowance for uncollectible notes is as follows for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$74,529	$70,401	$76,696	$69,128
Estimated uncollectible revenue	16,869	16,242	31,475	30,560
Receivables charged off	(12,885)	(9,544)	(29,658)	(22,589)
Balance, end of period	$78,513	$77,099	$78,513	$77,099

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,	Revolving
	2009	2008	Term	Maturity
$100 million receivables-based revolver ($100 million maximum combined receivable, inventory, and acquisition commitments, see inventory acquisition component below)	$23,146	$31,284	1/31/11	1/31/13
$20 million receivables-based revolver	11,280	9,746	6/29/10	6/29/10
$50 million receivables-based revolver	6,837	5,789	8/31/11	8/31/14
$150 million receivables-based revolver	123,212	70,183	9/03/09	9/03/11
$72.5 million receivables-based revolver	40,570	43,504	7/02/10	7/02/13
$66.4 million receivables-based non-revolving conduit loan	3,925	6,549	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	2,700	4,140	—	9/22/11
$128.1 million receivables-based non-revolver	34,016	43,526	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $4.4 million	66,365	84,885	—	3/15/20
Inventory / acquisition loan agreement (see $100 million receivable-based revolver above)	22,770	28,407	1/31/10	1/31/12
$50 million inventory loan agreement	47,338	34,464	4/29/10	4/29/12
Various notes, due from November 2009 through August 2016, collateralized by various assets	6,355	4,684	—	various
Total notes payable	388,514	367,161
Capital lease obligations	1,427	1,910	—	various
Total notes payable and capital lease obligations	389,941	369,071

8.0% senior subordinated notes	8,467	23,121	—	4/01/10
10.0% senior subordinated notes	10,000	—	—	4/01/12
Total senior subordinated notes	18,467	23,121

Total	$408,408	$392,192

Index

At June 30, 2009, our senior credit facilities provided for loans of up to $524.3 million, of which $142.1 million was available for future advances.  Our weighted average cost of borrowings for the six months ended June 30, 2009 was 6.2% compared to 6.3% for the six months ended June 30, 2008.

In the first quarter of 2009, we retired $307,000 of 8.0% senior subordinated notes, due April 2010, for $246,000, which resulted in a gain of approximately $62,000.  In the second quarter of 2009, we retired $847,000 of 8.0% senior subordinated debt, due April 2010, for $593,000, which resulted in a gain of approximately $254,000.

On June 30, 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 (the “Old Notes”) for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000.  The remaining $8.5 million in principal of Old Notes not included in the exchange transaction will retain its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  The maximum aggregate commitment under the facility will be reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements will be reduced from $50 million to $30 million effective July 8, 2009, and further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line will remain the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal owned by this senior lender of the Series 2008-A Notes related to Silverleaf Finance VI, LLC (“SF-VI”), which was $24.5 million at June 30, 2009, and (b) an amount equal to 10.5% of the outstanding principal of the two conduit loan facilities provided by this senior lender to Silverleaf Finance II, Inc. (“SF-II”), which was $696,000 at June 30, 2009.  The maturity dates and interest rates for all three components remained the same.

Note 6 – Fair Value of Financial Instruments

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

Our 8.0% senior subordinated notes of $8.5 million and $23.1 million at June 30, 2009 and December 31, 2008, respectively, had estimated fair values of approximately $6.7 million and $18.3 million, respectively, based on recent early retirements of these notes.  At June 30, 2009, the fair value of our 10.0% senior subordinated notes approximates its carrying value of $10.0 million as these notes were exchanged in the market on June 30, 2009.

Considerable judgment is required to interpret market data to develop estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Index

Note 7 – Fair Value Measurements

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

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets measured at fair value on a recurring basis as of June 30, 2009 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in special purpose entity	$4,988	$—	$—	$4,988
Interest rate cap derivative	148	—	148	—
Total	$5,136	$—	$148	$4,988

The activity in the investment in our SPE measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$4,878	$6,693	$4,908	$7,315
Net investment appreciation / (returns)	110	(718)	80	(1,340)
Balance, end of period	$4,988	$5,975	$4,988	$5,975

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the six months ended June 30, 2009 and 2008, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and SF-VI, have guaranteed our 8.0% and 10.0% senior subordinated notes with balances of $8.5 million and $10.0 million at June 30, 2009, respectively.  Separate financial statements and other disclosures concerning these guaranteeing subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at June 30, 2009 and December 31, 2008, and no operations for the six months ended June 30, 2009 and 2008.

Index

Note 9 – Commitments and Contingencies

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

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, at which time we began taking reservations and gradually opening units.  The resort was fully operational by December 12.  Piney Shores Resort was closed from September 13 to September 25.  We maintain insurance that covers both physical damage and business-interruption losses.  In the last half of 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible.  No additional expenses related to this incident were incurred in the first six months of 2009.  In addition, we received $1.5 million and $879,000 in business-interruption proceeds in February 2009 and April 2009, respectively, which were recorded in other income at the time of receipt.  The April proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

Terminated Land Acquisition - In June 2009, we wrote-off $2.7 million of predevelopment costs associated with the termination of a potential land acquisition.  Such write-off is recorded in operating, general and administrative expense.

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

Index

Executive Overview

As of June 30, 2009, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults.  We have a Vacation Interval ownership base of over 112,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
As a percentage of total revenues:
Vacation Interval sales	96.1%	98.4%	94.5%	97.8%
Estimated uncollectible revenue	-24.9%	-23.5%	-24.0%	-22.5%
Net sales	71.2%	74.9%	70.5%	75.3%

Interest income	23.7%	22.2%	24.1%	21.9%
Management fee income	1.4%	1.1%	1.4%	1.1%
Other income	3.7%	1.8%	4.0%	1.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	11.9%	11.4%	11.1%	9.5%
Sales and marketing	50.6%	49.9%	51.5%	50.7%

As a percentage of total revenues:
Operating, general and administrative	19.8%	14.8%	18.2%	14.3%
Depreciation	2.4%	1.8%	2.3%	1.7%

As a percentage of interest income:
Interest expense and lender fees	45.7%	41.6%	45.8%	41.8%

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

Revenues for the quarter ended June 30, 2009 were $67.8 million, representing a $1.3 million, or 1.9%, decrease compared to revenues for the quarter ended June 30, 2008.  As discussed below, the decrease is primarily attributable to a $2.8 million decrease in Vacation Interval sales offset by a $1.3 million increase in other income during the quarter ended June 30, 2009.

The following table summarizes our Vacation Interval sales for the three months ended June 30, 2009 and 2008 (dollars in thousands, except average price):

	2009			2008
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$23,958	2,540	$9,432	$26,551	2,350	$11,298
Upgrade Interval Sales to Existing Customers	31,664	3,607	8,779	22,104	2,278	9,703
Additional Interval Sales to Existing Customers	9,510	946	10,053	19,304	1,894	10,192
Total	$65,132			$67,959

Index

Vacation Interval sales decreased 4.2% during the second quarter of 2009 versus the same period of 2008.  The decrease is primarily attributable to promotional pricing offered during the second quarter of 2009 on select products and a 0.4% decrease in the closing ratio.  The number of interval sales to new customers increased 8.1% offset by a decrease in average prices of 16.5%, which resulted in a 9.8% net decrease in sales to new customers in the second quarter of 2009 versus the same period of 2008.  The number of upgrade interval sales to existing customers increased 58.3% but average prices decreased 9.5%, resulting in a 43.3% net increase in upgrade interval sales to existing customers during the second quarter of 2009 compared to the same period of 2008.  The number of additional interval sales to existing customers decreased 50.1% and average prices decreased 1.4% resulting in a 50.7% decrease in additional interval sales to existing customers during the second quarter of 2009 versus the same period of 2008.  Vacation Interval sales to existing owners comprised 63.2% and 60.9% of total Vacation Interval sales in the second quarters of 2009 and 2008, respectively, which maintains our favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $16.9 million for the second quarter of 2009 versus $16.2 million for the same period of 2008.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 25.9% for the quarter ended June 30, 2009 and 23.9% for the same period of 2008.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 3.2% for the second quarter of 2009 compared to 2.5% for the same period of 2008.  Our provision for estimated uncollectible revenue has increased to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  However, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $744,000, or 4.9%, to $16.1 million for the second quarter of 2009 from $15.3 million for the second quarter of 2008.  The increase primarily resulted from a higher average notes receivable balance during the second quarter of 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at June 30, 2009 from 16.6% at June 30, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $150,000 to $930,000 for the second quarter of 2009 versus $780,000 for the same period of 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $2.5 million for the second quarter of 2009 compared to $1.3 million for the second quarter of 2008.  The increase is primarily attributable to $879,000 in business-interruption proceeds related to Hurricane Ike in April 2009, received upon completion of our assessment of the full extent of such losses related to the hurricane, and a $254,000 gain on the early extinguishment of senior subordinated debt, both recorded in other income in the second quarter of 2009.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including both costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including revenues already recognized and estimated future revenues.  Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit.  The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow-moving inventory units.

Cost of Vacation Interval sales increased to 11.9% of Vacation Interval sales for the second quarter of 2009 compared to 11.4% in the 2008 comparable period.  This increase resulted from sales of higher cost-basis inventory during the second quarter of 2009 compared to the second quarter of 2008.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 50.6% for the second quarter of 2009 versus 49.9% for the comparable prior-year period.  The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to higher commissions.  The sales-mix trend was favorable for the second quarter of 2009 compared to the same period of 2008 with 63.2% of sales to existing customers in 2009 versus 60.9% of sales to existing customers in 2008.

Index

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $858,000 and $725,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended June 30, 2009 and 2008, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 19.8% in the second quarter of 2009 from 14.8% for the same period of 2008.  Overall, operating, general and administrative expenses increased by $3.2 million for the second quarter of 2009 compared to the same period of 2008, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009 and $368,000 of fees related to the senior subordinated debt exchange transaction that occurred in June 2009.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.4% for the quarter ended June 30, 2009 versus 1.8% for the same quarter of 2008.  Overall, depreciation expense increased $387,000 for the second quarter of 2009 compared to the same period of 2008 due to capital expenditures of $8.6 million since June 30, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.7% for the second quarter of 2009 compared to 41.6% for the same period of 2008.  Overall, interest expense and lender fees increased $977,000 for the second quarter of 2009 versus the same period of 2008 primarily due to a larger average debt balance outstanding during the second quarter of 2009, which was $400.7 million compared to $366.1 million for the prior-year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in June of 2008.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $4.6 million for the quarter ended June 30, 2009 compared to $9.6 million for the quarter ended June 30, 2008 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 41.2% for the second quarter of 2009 compared to 38.5% for the second quarter of 2008.

Net Income

Net income was $2.7 million for the quarter ended June 30, 2009 compared to $5.9 million for the quarter ended June 30, 2008 as a result of the above-mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenues

Revenues for the six months ended June 30, 2009 were $130.9 million, representing a $5.2 million, or 3.8%, decrease compared to revenues for the six months ended June 30, 2008.  As discussed below, the decrease is primarily attributable to a $9.3 million decrease in Vacation Interval sales and a $915,000 increase in estimated uncollectible revenue, offset by a $3.0 million increase in other income and a $1.7 million increase in interest income during the first six months of 2009.

Index

The following table summarizes our Vacation Interval sales for the six months ended June 30, 2009 and 2008 (dollars in thousands, except average price):

	2009			2008
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$46,776	4,640	$10,081	$53,586	4,852	$11,044
Upgrade Interval Sales to Existing Customers	57,113	6,320	9,037	43,577	4,592	9,490
Additional Interval Sales to Existing Customers	19,901	1,895	10,502	35,877	3,860	9,295
Total	$123,790			$133,040

Vacation Interval sales decreased 7.0% during the first six months of 2009 versus the same period of 2008.  The decrease is primarily attributable to promotional pricing offered during the first half of 2009 on select products and a 0.8% decrease in the closing ratio, partially offset by a favorable sales mix of higher-end products on additional interval sales to existing customers.  The number of interval sales to new customers decreased 4.4% and average prices decreased 8.7%, which resulted in a 12.7% decrease in sales to new customers in the first half of 2009 versus the same period of 2008.  The number of upgrade interval sales to existing customers increased 37.6% but average prices decreased 4.8%, resulting in a 31.1% net increase in upgrade interval sales to existing customers during the first six months of 2009 compared to the same period of 2008.  The number of additional interval sales to existing customers decreased 50.9% but average prices increased 13.0%, resulting in a 44.5% net decrease in additional interval sales to existing customers during the first six months of 2009 versus the same period of 2008.  In addition, Vacation Interval sales to existing owners comprised 62.2% and 59.7% of total Vacation Interval sales in the first six months of 2009 and 2008, respectively, which continues our favorable sales mix trend toward sales with relatively lower related sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $31.5 million for the first half of 2009 versus $30.6 million for the same period of 2008.  Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 25.4% for the first six months of 2009 and 23.0% for the same period of 2008.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 7.5% for the six months ended June 30, 2009 compared to 6.3% for the same period of 2008.  Our provision for estimated uncollectible revenue has increased to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customer defaults.  However, there can be no assurance that the percentage of estimated uncollectible revenue will remain at its current level.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $1.7 million, or 5.8%, to $31.6 million during the first half of 2009 from $29.8 million during the same period of 2008.  The increase primarily resulted from a higher average notes receivable balance during the first half of 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at June 30, 2008 from 16.6% at June 30, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $300,000 to $1.9 million for the first six months of 2009 versus $1.6 million for the same period of 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $5.2 million for the first six months of 2009 compared to $2.2 million for the same period in 2008.  The increase is primarily attributable to the receipt of $2.4 million in business-interruption proceeds related to Hurricane Ike and a $316,000 gain on the early extinguishment of senior subordinated debt, both recorded in other income in the first six months of 2009.

Cost of Vacation Interval Sales

Under the relative sales value method, cost of sales is estimated as a percentage of net sales using a cost of sales percentage which represents the ratio of total estimated cost, including costs already incurred plus estimated costs to complete the phase, if any, to total estimated Vacation Interval revenues under the project, including amounts already recognized and estimated future revenues.  Common costs, including amenities, are allocated to inventory cost among the phases that those costs are expected to benefit.  The estimate of total revenue for a phase considers factors such as trends in uncollectibles, changes in sales mix and unit sales prices, repossessions of Vacation Intervals, effects of upgrade programs, and past and expected future sales programs to sell slow-moving inventory units.

Index

Cost of Vacation Interval sales increased to 11.1% of Vacation Interval sales for the first half of 2009 compared to 9.5% in the 2008 comparable period.  This increase resulted from sales of higher cost-basis inventory during the first six months of 2009 compared to the first six months of 2008.  In addition, quarterly revisions to our future relative sales value for the first two quarters of both 2009 and 2008 had a greater impact on decreasing cost of sales in 2008.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 51.5% for the six-month period ended June 30, 2009 versus 50.7% for the comparable prior-year period.  The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to higher commissions.  The sales-mix trend was favorable for the first six months of 2009 compared to the same period of 2008 with 62.2% of sales to existing customers in 2009 versus 59.7% of sales to existing customers in 2008.

In accordance with SFAS No. 152, sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $2.0 million and $1.7 million of sampler revenues were recorded as a reduction to sales and marketing expense for the six months ended June 30, 2009 and 2008, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 18.2% for the first half of 2009 versus 14.3% for the same period of 2008.  Overall, operating, general and administrative expenses increased by $4.4 million for the first six months of 2009 compared to the same period of 2008, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009, an increase in recording fees of $602,000 related to increased pledging of notes receivable and new inventory with our senior lenders, $368,000 of fees related to the senior subordinated debt exchange transaction that occurred in June 2009, and an increase in legal fees of $246,000.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.3% for the six months ended June 30, 2009 versus 1.7% for the same period of 2008.  Overall, depreciation expense increased $630,000 for the first six months of 2009 compared to the same period of 2008 due to capital expenditures of $8.6 million since June 30, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 45.8% for the first six months of 2009 compared to 41.8% for the same period of 2008.  Overall, interest expense and lender fees increased $2.0 million for the first half of 2009 versus the same period of 2008 primarily due to a larger average debt balance outstanding during the first six months of 2009, which was $400.3 million compared to $361.2 million for the prior-year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in June of 2008.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $12.2 million for the six months ended June 30, 2009 compared to $21.7 million for the six months ended June 30, 2008 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 39.8% for the six months ended June 30, 2009 compared to 38.5% for the same period of 2008.

Net Income

Net income was $7.3 million for the six months ended June 30, 2009 compared to $13.3 million for the six months ended June 30, 2008 as a result of the above-mentioned operating results.

Index

Liquidity and Capital Resources

At June 30, 2009, our senior credit facilities provided for loans of up to $524.3 million, of which $382.2 million of principal related to advances under the credit facilities was outstanding and $142.1 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified SPE, SF-III, as of June 30, 2009 (in thousands):

	MaximumAmount Available	Balance
Receivables-Based Revolvers	$344,525	$205,045
Receivables-Based Non-Revolvers	107,006	107,006
Inventory Loans	72,770	70,108
Subtotal Senior Credit Facilities	524,301	382,159
Senior Subordinated Debt	18,467	18,467
Other Debt	7,782	7,782
Subtotal On-Balance-Sheet	550,550	408,408
Off-Balance-Sheet Receivables-Based Term Loan	12,665	12,665
Grand Total	$563,215	$421,073

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts.  Our fixed-to-floating debt ratio at June 30, 2009 was 28% fixed to 72% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At June 30, 2009, the one-month LIBOR rate on our senior credit facilities was 0.31% and the annual Prime rate on these facilities was 3.25%.  For the six months ended June 30, 2009, the weighted average cost of funds for all borrowings was 6.2%.  The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable.  Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of June 30, 2009, $6.8 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $8.5 million of 8.0% senior subordinated notes due April 2010 and $10.0 million of 10.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries.  During the first six months of 2009, we retired $1.2 million of our 8.0% senior subordinated notes for $839,000, which resulted in a gain of approximately $316,000.  On June 30, 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of senior subordinated notes from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our 8.0% senior subordinated notes at par.  The remaining $8.5 million in principal of our 8.0% senior subordinated notes not included in the exchange transaction will retain its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

We anticipate a continuation of the difficult economic environment we experienced throughout 2008 and the first half of 2009.  These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  Although we do not anticipate a significant decline in our Vacation Interval sales during the remainder of 2009 beyond that experienced in the first six months, our success in collecting payments due on customers’ loans in this challenging environment will continue to pressure our bottom-line.  However, we believe that conservative business decisions and aggressive cash flow management into 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity into 2010, including the payment of the $8.5 million of the 8.0% senior subordinated notes due April 1, 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, and the prudent management of our liquidity through controlled and measured growth.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010.

Index

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

Net Cash Used in Operating Activities. We generate cash primarily from the cash received from the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, water park income, and hotel income.  We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note.  We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings.  Because we use significant cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the six months ended June 30, 2009, cash used in operating activities was $16.5 million compared to $16.2 million during the same period of 2008.

Net Cash Used in Investing Activities. During the first six months of 2009, cash used in investing activities, which represents purchases of equipment, leasehold improvements, and other general capital expenditures, was $2.0 million compared to $12.9 million during the first six months of 2008.  The reduction in capital expenditures is consistent with our moderate growth initiative in effect for 2009.  The $12.9 million cash used for investing activities in the first six months of 2008 resulted primarily from the construction or expansion of member services buildings at six of our existing resorts and completion of construction on the water park at The Villages Resort which opened in January 2008.  The $2.0 million cash used for investing activities in the first six months of 2009 consisted primarily of additional expenditures to complete construction or expansion of member services buildings at two of our existing resorts.

Net Cash Provided by Financing Activities. During the first six months of 2009, financing activities provided $13.7 million of net cash compared to $30.6 million in the comparable 2008 period.  Net cash provided of $13.7 million in 2009 was primarily the result of $140.8 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $125.8 million of payments on borrowings against pledged notes receivable and inventory loans and $1.3 million restricted cash reserved for payments of debt.  Net cash provided of $30.6 million in 2008 was primarily the result of $224.2 million of proceeds received from borrowings against pledged notes receivable and inventory loans, partially offset by $188.2 million of payments on borrowings against pledged notes receivable and inventory loans and $5.5 million restricted cash reserved for payments of debt.  The securitization transaction we closed in June 2008 through our newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $224.2 million of proceeds received from borrowings and $93.8 million of the $188.2 million of payments on borrowings for the six months ended June 30, 2008.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified SPE which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility.  Such fees were $159,000 and $279,000 for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, SF-III held notes receivable totaling $17.1 million with related borrowings of $12.7 million.  Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III.  As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables.  Although we are not obligated, we may purchase foreclosed Vacation Intervals for net fair market value, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the six months ended June 30, 2009, we paid $265,000 to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $5.0 million at June 30, 2009, which represents our maximum exposure to loss regarding our investment in SF-III.

Index

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $524.3 million at June 30, 2009, have a fixed-to-floating debt ratio of 28% fixed to 72% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The impact of a one-point effective interest rate change on the $275.2 million balance of variable-rate financial instruments at June 30, 2009 would be approximately $379,000 on our results of operations, after taxes, for the six months ended June 30, 2009, or approximately $0.01 per diluted share.

At June 30, 2009, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at June 30, 2009 would result in a fair value decrease of approximately $13.6 million on our notes receivable portfolio.

Index

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  During the second quarters of 2009 and 2008, approximately 12.4% and 15.5%, respectively, of our sales were made to customers with FICO® scores below 600.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further.  Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 25.4% for the first six months of 2009 from 23.0% for the comparable period of 2008.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 72% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates declined throughout 2008 and remained fairly constant through the first half of 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $4.4 million at June 30, 2009.  Such interest rate swaps relate to agreements that expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at June 30, 2009 was $123.2 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $12.7 million at June 30, 2009, bear interest at a blended fixed rate of 5.4%.

Availability of Funding Sources — We fund substantially all of our notes receivable, timeshare inventories, and land inventories which we originate or purchase with borrowings through our financing facilities, sales of notes receivable, internally generated funds, and proceeds from public debt and equity offerings.  Borrowings are in turn repaid with the proceeds we receive from collections on such notes receivable.  To the extent that we are not successful in maintaining or replacing existing financings, we would have to curtail our operations or sell assets, which would have a material adverse effect on our results of operations, cash flows, and financial position.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based upon the foregoing evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the period covered by this quarterly report on Form 10-Q, we made changes to our disclosure controls and procedures to enhance our ability to identify, analyze, test, and communicate to management all new or amended disclosure rules that become specifically applicable to us; however, we do not believe that these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

We are a co-plaintiff with two other parties in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiffs have challenged the validity of a special permit issued by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation’s predecessor-in-interest for a portion of a road that the Cooperative needs to access property located where it plans to construct a wind farm.  We initiated these lawsuits in 2007 because the predecessor-in-interest of the defendant was seeking to construct a wind farm directly adjacent to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the defendant was ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property.  We seek a court decree that the special permit expired from non-use and is therefore no longer valid, or alternatively, that the road was not built as permitted.  The court has denied our motion to consolidate the two cases, but the cases will be tried at the same time.  A trial date has been set for August 11, 2009.

Item 1A.  Risk Factors

No changes.

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders held on May 7, 2009, the shareholders of the Company elected directors and ratified the selection of BDO Seidman, LLP as the Company’s independent auditors.

The board nominees were elected as directors with the following vote:

Nominee	For	Withheld
J. Richard Budd	33,469,561	308,852
James B. Francis, Jr.	33,315,496	462,917
Herbert B. Hirsch	33,312,071	466,342
Robert E. Mead	33,264,747	513,666
Rebecca Janet Whitmore	33,071,373	707,040

With respect to the Board proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm, the vote was as follows:

For	Against	Abstain
33,614,348	33,539	130,527

Item 6.     Exhibits

(a)	Exhibits filed herewith:

10.1	Amended and Restated Management Agreement Dated July 30, 2009 between the Registrant and Silverleaf Club

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

Dated: August 4, 2009	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: August 4, 2009	By:	/s/ ROBERT M. SINNOTT
Robert M. Sinnott
Chief Financial Officer

Index

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Management Agreement Dated July 30, 2009 between the Registrant and Silverleaf Club

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002