Form 10-Q
period 2009-09-30
SILVERLEAF RESORTS INC
filed 2009-11-12
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐    No ☒

As of November 12, 2009, 38,146,943 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Vacation Interval sales	$70,427	$66,849	$194,217	$199,889
Estimated uncollectible revenue	(36,741)	(16,645)	(68,216)	(47,205)
Net sales	33,686	50,204	126,001	152,684

Interest income	16,591	15,710	48,148	45,527
Management fee income	930	780	2,791	2,340
Other income	1,578	1,687	6,777	3,924
Total revenues	52,785	68,381	183,717	204,475

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,125	8,024	18,882	20,654
Sales and marketing	33,293	35,938	97,024	103,415
Operating, general and administrative	11,797	10,235	35,673	29,751
Depreciation	1,641	1,284	4,594	3,608
Interest expense and lender fees:
Related to receivables-based credit facilities	5,362	6,404	16,604	15,882
Related to other indebtedness	2,026	1,740	5,242	4,731
Total costs and operating expenses	59,244	63,625	178,019	178,041

Income (loss) before benefit (provision) for income taxes	(6,459)	4,756	5,698	26,434
Benefit (provision) for income taxes	2,584	(1,831)	(2,258)	(10,177)

Net income (loss)	$(3,875)	$2,925	$3,440	$16,257

Basic net income (loss) per share	$(0.10)	$0.08	$0.09	$0.43

Diluted net income (loss) per share	$(0.10)	$0.07	$0.09	$0.41

Weighted average basic common shares outstanding	38,146,943	38,065,780	38,146,943	38,019,401

Weighted average diluted common shares outstanding	38,146,943	39,199,503	39,027,021	39,220,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)

Cash and cash equivalents	$13,096	$11,431
Restricted cash	22,694	22,623
Notes receivable, net of allowance for uncollectible notes of $99,132 and $76,696, respectively	343,923	320,306
Accrued interest receivable	4,747	4,154
Investment in special purpose entity	5,563	4,908
Amounts due from affiliates	4,866	1,738
Inventories	196,556	190,318
Land, equipment, buildings, and leasehold improvements, net	52,531	55,393
Prepaid and other assets	28,902	33,951

TOTAL ASSETS	$672,878	$644,822

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$10,768	$12,701
Accrued interest payable	2,157	2,380
Other unearned revenues	7,050	6,247
Income taxes payable	891	1,942
Deferred income taxes	33,815	35,114
Notes payable and capital lease obligations	402,207	369,071
Senior subordinated notes	17,956	23,121

Total Liabilities	474,844	450,576

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and outstanding at September 30, 2009 and December 31, 2008	381	381
Additional paid-in capital	113,324	112,976
Retained earnings	84,329	80,889

Total Shareholders' Equity	198,034	194,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$672,878	$644,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Total

January 1, 2009	38,146,943	$381	$112,976	$80,889	$194,246

Stock-based compensation	-	-	348	-	348
Net income	-	-	-	3,440	3,440

September 30, 2009	38,146,943	$381	$113,324	$84,329	$198,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$3,440	$16,257
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	68,216	47,205
Deferred income taxes	(1,299)	4,708
Depreciation	4,594	3,608
Debt discount amortization	2,116	1,229
Gain on early extinguishment of debt	(316)	-
Loss on disposal of property and equipment, net	183	-
Stock-based compensation	348	150
Cash effect from changes in operating assets and liabilities:
Restricted cash	1,625	(3,065)
Notes receivable	(91,833)	(74,529)
Accrued interest receivable	(593)	(441)
Investment in special purpose entity	(655)	1,925
Amounts due from/to affiliates	(3,128)	(2,725)
Inventories	(6,238)	(7,185)
Prepaid and other assets	5,049	(5,049)
Accounts payable and accrued expenses	(1,841)	(6,857)
Accrued interest payable	(223)	290
Unearned Vacation Interval sales	-	(296)
Other unearned revenues	803	(244)
Income taxes payable	(1,051)	284
Net cash used in operating activities	(20,803)	(24,735)

INVESTING ACTIVITIES:
Additions to land, equipment, buildings, and leasehold improvements	(2,007)	(16,371)
Net cash used in investing activities	(2,007)	(16,371)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	216,631	284,843
Payments of debt and capital leases	(190,460)	(241,981)
Restricted cash reserved for payments of debt	(1,696)	(7,233)
Proceeds from exercise of stock options	-	81
Purchases of treasury shares	-	(108)
Net cash provided by financing activities	24,475	35,602

Net change in cash and cash equivalents	1,665	(5,504)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,431	13,170

End of period	$13,096	$7,666

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$15,825	$16,337
Income taxes paid	$4,880	$4,248
Income tax refund	$-	$1,646

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventories acquired through financing	$1,852	$-
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$-	$1,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then.  The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2 – Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, these financial statements do not include certain information and disclosures required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included.  We have evaluated the impact on these condensed consolidated financial statements of all subsequent events through November 12, 2009, the date the financial statements were issued.

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

Timeshare Accounting Practices — We follow industry specific guidance established by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) as required by the topic “Real Estate – Timesharing Activities.”  In general, this accounting standard provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of September 30, 2009, no sales were deferred related to the percentage-of-completion method.

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

Index

Credit losses represent three varieties as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product or when a small portion of a customer’s note obligation is relieved.

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

We account for and evaluate the investment in our SPE in accordance with the following FASB ASC topics, as applicable: “Transfers and Servicing,” “Beneficial Interests in Securitized Assets,” “Investments – Debt and Equity Securities,” and “Fair Value Measurements and Disclosures.”  See Note 7 for disclosures regarding the fair value measurement of the investment in our SPE.

In accordance with FASB ASC “Transfers and Servicing,” our bases for classifying SF-III as a qualified SPE are (i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, (ii) prescribed restrictions on permitted activities sufficiently limit the SPE’s authority, and (iii) financial assets transferred to the SPE are passive in nature.

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

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At September 30, 2009, the estimated costs not yet incurred but expected to complete promised amenities was $697,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first nine months of 2009 and 2008.  On January 1, 2009, we adopted the FASB ASC “Fair Value Measurements and Disclosures,” which resulted in additional disclosures for land, equipment, buildings, and leasehold improvements.  See Note 7.

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

Income Taxes — Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the condensed consolidated financial statements. A provision or benefit is recognized for deferred income taxes relating to such temporary differences.  To the extent a deferred tax asset does not meet the "more likely than not" criteria for realization, a valuation allowance is recorded.  We classify interest and penalties within the provision for income taxes.  However, for the nine months ended September 30, 2009 and 2008, such charges have not been material.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which is a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We have a tax sharing agreement with SF-III.

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

As of September 30, 2009, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of September 30, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Index

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy.  Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our derivatives in earnings.  The amounts recognized for such derivatives for the nine months ended September 30, 2009 and 2008 were not significant.

Earnings (Loss) Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period.  Earnings (loss) per share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive shares outstanding during the period.  The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of stock options.  For the three months ended September 30, 2009, the weighted average shares outstanding assuming dilution was anti-dilutive.

Stock-Based Compensation — We adopted FASB ASC “Compensation – Stock,” effective January 1, 2006, using the modified prospective method for all stock options granted on or prior to December 31, 2005 that were outstanding as of that date.  Under this transition method, compensation cost was recognized for the unvested portion of stock option grants outstanding at December 31, 2005 over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of these accounting standards for pro-forma disclosure purposes.  We recognize stock-based compensation for all stock options granted after the adoption of FASB ASC topic “Compensation – Stock” over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

During August 2009, a member of our Board of Directors resigned resulting in the forfeiture of 75,000 nonqualified stock options.  Such stock options were granted to a newly appointed director who filled the vacancy on our Board of Directors.  These stock options have a fair value of $1.13.  The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 53.5% to 73.2%, a risk-free interest rate of 3.4%, expected life of 7 years, and no distribution yield.  All options granted to our directors under the 2008 Stock Option Plan vest in equal increments over a four-year period.  The forfeiture and subsequent grant of the aforementioned 75,000 nonqualified stock options did not have a material impact on stock-based compensation recognized in the third quarter of 2009.

For the nine months ended September 30, 2009 and 2008, we recognized stock-based compensation expense of $348,000 and $150,000, respectively.  As of September 30, 2009, unamortized stock-based compensation expense was $1.8 million, which will be fully recognized by the third quarter of 2013.

The following table summarizes our outstanding stock options for the nine months ended September 30, 2009 and 2008:

	2009	2008
Options outstanding, January 1	3,790,307	2,513,807
Granted	75,000	2,000,000
Exercised	—	(270,000)
Expired	(5,000)	(338,500)
Forfeited	(80,000)	—
Options outstanding, September 30	3,780,307	3,905,307

Options exercisable, September 30	2,176,557	1,905,307

For the 270,000 stock options exercised during the first nine months of 2008, the weighted average exercise price was $0.30 per share and the intrinsic value was $628,000.

Stock Repurchase Program — On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares in the first nine months of 2009.  As of September 30, 2009, 1,943,789 shares remain available for repurchase under this program.

Index

Other Recent Accounting Pronouncements —

Fair Value Measurements and Disclosures – FASB ASC “Fair Value Measurements and Disclosures” defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  This accounting standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures.  In February 2008, the FASB deferred the effective date of FASB ASC “Fair Value Measurements and Disclosures” for one year, from January 1, 2008 to January 1, 2009, relative to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities, which primarily affected the disclosures for the investment in our SPE and our derivative contracts as shown in Note 7.  This adoption did not impact our consolidated financial position, results of operations, or cash flows.  On January 1, 2009, we adopted the remaining aspects of the accounting standard, which apply to our non-financial long-lived assets (land, equipment, buildings, and leasehold improvements) which are measured at fair value based on a periodic impairment assessment.  This adoption resulted in additional disclosures for land, equipment, buildings, and leasehold improvements, which are included herein; however the adoption of this accounting standard for these assets did not impact our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC “Fair Value Measurements and Disclosures” when there is no active market or where the price inputs being used represent distressed sales.    This guidance reaffirms the objective of fair value measurement, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale).  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  This update to FASB ASC “Fair Value Measurements and Disclosures” was effective prospectively for reporting periods ending after June 15, 2009.  The adoption of this update in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.

Derivatives and Hedging – We adopted the amendment to FASB ASC “Derivatives and Hedging” on January 1, 2009.  This amendment expands the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC “Derivatives and Hedging,” and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this accounting standard on January 1, 2009 did not impact our consolidated financial position, results of operations, or cash flows.  Disclosures regarding our derivative instruments and hedging activities are included in Note 2 and in disclosures related to interest rate risk and market risk.

Interim Disclosures – Fair Value of Financial Instruments – We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009.  This amendment requires the existing disclosure requirements related to the fair value of financial instruments be extended to interim periods that were previously only required in annual financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  See Note 6 for additional disclosures.

Subsequent Events – We adopted FASB ASC “Subsequent Events” in the second quarter of 2009.  This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued.  FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  See Note 2, under “Basis of Presentation,” for the related disclosure.

Accounting for Transfers of Financial Assets – In June 2009, the FASB issued FASB ASC “Accounting for Transfers of Financial Assets,” which (i) eliminated the concept of a qualified SPE, (ii) clarified the derecognition criteria for a transfer to be accounted for as a sale, (iii) clarified the unit of account eligible for sale accounting, and (iv) required that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing qualified SPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  FASB ASC “Accounting for Transfers of Financial Assets” further requires enhanced disclosures, including a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  This accounting standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The adoption of this standard will not impact our consolidated financial position, results of operations, and cash flows as we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III effective October 30, 2009.  The cleanup call resulted in the dissolution of SF-III.

Index

Consolidation of Variable Interest Entities – In June 2009, the FASB issued FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities.”  This amendment changes the consolidation guidance applicable to SPEs.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of an SPE and therefore required to consolidate the SPE by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the SPE that could potentially be significant to the SPE.  This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of an SPE, whereas such reassessments were previously required only when specific events had occurred.  In addition, qualified SPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” will be subject to the provisions of this amendment.  The amendment also requires enhanced disclosures about an enterprise’s involvement with an SPE.  This accounting standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  We are currently assessing the financial impact the adoption of the amended FASB ASC “Consolidation of Variable Interest Entities” will have on our consolidated financial position, results of operations, and cash flows.

FASB Accounting Standards Codification – In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with this quarterly report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC.  This accounting standard does not change or alter existing GAAP and, therefore, did not impact our consolidated financial position, results of operations, or cash flows.

Note 3 – Earnings (Loss) Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	38,146,943	38,065,780	38,146,943	38,019,401
Issuance of shares from stock options exercisable	—	1,703,058	1,294,807	2,085,001
Repurchase of shares from stock options proceeds	—	(569,335)	(414,729)	(884,130)
Weighted average shares outstanding - diluted	38,146,943	39,199,503	39,027,021	39,220,272

For the three months ended September 30, 2009, the weighted average shares outstanding assuming dilution was anti-dilutive.  Outstanding stock options totaling 1.3 million at September 30, 2009 were excluded from the computation of diluted earnings (loss) per share for this period because including such stock options would have been anti-dilutive.  Outstanding stock options totaling 1.7 million were dilutive securities that were included in the computation of diluted earnings per share for the three months ended September 30, 2008.  Outstanding stock options totaling 2.5 million and 2.2 million were not dilutive at September 30, 2009 and 2008, respectively, because the exercise price for such options exceeded the average market price for our common shares for the three-month periods ended September 30, 2009 and 2008, respectively.

Index

Outstanding stock options totaling 1.3 million and 3.7 million were dilutive securities that were included in the computation of diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively.  Outstanding stock options totaling 2.5 million and 229,000 were not dilutive at September 30, 2009 and 2008, respectively, because the exercise price for such options exceeded the average market price for our common shares for the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable at September 30, 2009 and 2008 was 16.8% and 16.7%, respectively, with individual rates ranging from 0% to 17.5%.  As of September 30, 2009, $2.3 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $3.3 million and $2.6 million at September 30, 2009 and 2008, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of September 30, 2009, $8.7 million of notes receivable, net of accounts charged off, were considered delinquent.  An additional $36.9 million of notes receivable, of which $29.3 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Notes receivable are scheduled to mature as follows at September 30, 2009 (in thousands):

For the 12-Month Period Ending September 30,
2010	$47,887
2011	48,932
2012	55,930
2013	59,435
2014	61,735
Thereafter	169,207
Notes receivable, gross	443,126
Less allowance for uncollectible notes	(99,132)
Less discount on notes receivable	(71)
Notes receivable, net	$343,923

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$423,571	$391,331	$397,002	$359,035
Sales	56,616	43,434	154,537	143,127
Collections	(20,939)	(23,790)	(62,633)	(68,598)
Receivables charged off	(16,122)	(14,925)	(45,780)	(37,514)
Balance, end of period	$443,126	$396,050	$443,126	$396,050

The activity in the allowance for uncollectible notes is as follows for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$78,513	$77,099	$76,696	$69,128
Estimated uncollectible revenue	36,741	16,645	68,216	47,205
Receivables charged off	(16,122)	(14,925)	(45,780)	(37,514)
Balance, end of period	$99,132	$78,819	$99,132	$78,819

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially in the third quarter of 2009 to 52.2% compared to 24.9% for the third quarter of 2008.  As cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, have exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes, we projected this trend to continue for the near term.  Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million above the 25.9% provision rate we had estimated in recent months.  This resulted in an allowance for uncollectible notes of 22.4% of our notes receivable portfolio as of September 30, 2009.

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,	Revolving
	2009	2008	Term	Maturity
$80 million receivables-based revolver ($80 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$24,001	$31,284	1/31/11	1/31/13
$20 million receivables-based revolver	11,494	9,746	6/29/10	6/29/10
$50 million receivables-based revolver	7,994	5,789	8/31/11	8/31/14
$72.5 million receivables-based revolver	45,915	43,504	7/02/10	7/02/13
$150 million receivables-based non-revolver	143,427	70,183	—	9/03/11
$66.4 million receivables-based non-revolving conduit loan	2,874	6,549	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	2,090	4,140	—	9/22/11
$128.1 million receivables-based non-revolver	27,958	43,526	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $3.7 million	58,092	84,885	—	3/15/20
Inventory / acquisition loan agreement (see $80 million receivables-based revolver above)	23,287	28,407	1/31/10	1/31/12
$50 million inventory loan agreement	47,890	34,464	4/29/10	4/29/12
Various notes, due from November 2009 through August 2016, collateralized by various assets	6,020	4,684	—	various
Total notes payable	401,042	367,161
Capital lease obligations	1,165	1,910	—	various
Total notes payable and capital lease obligations	402,207	369,071

8.0% senior subordinated notes	7,956	23,121	—	4/01/10
10.0% senior subordinated notes	10,000	—	—	4/01/12
Total senior subordinated notes	17,956	23,121

Total	$420,163	$392,192

At September 30, 2009, our senior credit facilities provided for loans of up to $485.0 million, of which $90.0 million was available for future advances.  Our weighted average cost of borrowings for the nine months ended September 30, 2009 was 6.0% compared to 6.7% for the nine months ended September 30, 2008.

In September 2009, in accordance with the terms of the agreement, the revolving term of our $150 million receivables-based credit facility expired and the interest rate on the outstanding balance increased from one-month LIBOR plus 1.25% to Prime.

During the first nine months of 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010, for $1.4 million in open-market transactions, which resulted in gains of $316,000.  Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 (the “Old Notes”) for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000.  The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  The maximum aggregate commitment under the facility was reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements was reduced from $50 million to $30 million effective July 8, 2009, and will be further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line will remain the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal owned by this senior lender of the Series 2008-A Notes related to Silverleaf Finance VI, LLC (“SF-VI”), which was $21.4 million at September 30, 2009, and (b) an amount equal to 10.5% of the outstanding principal of the two conduit loan facilities provided by this senior lender to Silverleaf Finance II, Inc. (“SF-II”), which was $521,000 at September 30, 2009.  The maturity dates and interest rates for all three components remained the same.

Index

Our senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  Such financial covenants include:

•
a profitable operations covenant which requires our consolidated net income (i) for any fiscal year to not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) to not be less than $1.00, and (iii) for any rolling 12-month period to not be less than $1.00, and

•
a debt service covenant which requires our ratio of (i) earnings before interest, income taxes, depreciation, and amortization, less capital expenditures as determined in accordance with generally accepted accounting principles, to (ii) the interest expense minus all non-cash items constituting interest expense to not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters.

Despite the $18.5 million increase to the allowance for uncollectible notes during the third quarter of 2009, discussed in Note 4, we remain in compliance with these covenants as of September 30, 2009.  However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

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

Our 8.0% senior subordinated notes of $8.0 million and $23.1 million at September 30, 2009 and December 31, 2008, respectively, had estimated fair values of approximately $6.6 million and $19.1 million, respectively, based on recent early retirements of these notes.  At September 30, 2009, the fair value of our 10.0% senior subordinated notes approximates its carrying value of $10.0 million as these notes were exchanged in the market on June 30, 2009.

Considerable judgment is required to interpret market data to develop estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Note 7 – Fair Value Measurements

We follow FASB ASC “Fair Value Measurements and Disclosures” which established a fair value hierarchy to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.  The fair value hierarchy consists of the following three levels:

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

Index

The following table represents our assets measured at fair value on a recurring basis as of September 30, 2009 and the basis for that measurement (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in special purpose entity	$5,563	$—	$—	$5,563
Interest rate cap derivative	205	—	205	—
Total	$5,768	$—	$205	$5,563

The activity in the investment in our SPE measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$4,988	$5,975	$4,908	$7,315
Net investment appreciation / (returns)	575	(585)	655	(1,925)
Balance, end of period	$5,563	$5,390	$5,563	$5,390

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the nine months ended September 30, 2009 and 2008, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-III, Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and SF-VI, have guaranteed our 8.0% and 10.0% senior subordinated notes with balances of $8.0 million and $10.0 million at September 30, 2009, respectively.  Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at September 30, 2009 and December 31, 2008, and no operations for the nine months ended September 30, 2009 and 2008.

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

As litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance. We will establish reserves from time to time when deemed appropriate under generally accepted accounting principles. However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

Index

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, 2008, at which time we began taking reservations and gradually opening units.  The resort was fully operational by December 12, 2008.  Piney Shores Resort was closed from September 13 to September 25, 2008.  We maintain insurance that covers both physical damage and business-interruption losses.  In 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible.  No additional expenses related to this incident were incurred in the first nine months of 2009.  In addition, we received $1.5 million and $879,000 in business-interruption proceeds in February 2009 and April 2009, respectively, which were recorded in other income at the time of receipt.  The April proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

Terminated Land Acquisition - In June 2009, we wrote-off $2.7 million of predevelopment costs associated with the termination of a potential land acquisition.  Such write-off is recorded in operating, general and administrative expense.

Note 10 – Subsequent Events

In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III, our wholly-owned off-balance sheet special purpose finance subsidiary, and paid off the SF-III credit facility.  The total payment of $10.2 million, consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of this transaction.

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

Executive Overview

As of September 30, 2009, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults.  We have a Vacation Interval ownership base of over 112,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, with the exception of SF-III, all of which are wholly-owned.

Index

Results of Operations

The following table summarizes key ratios from our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
As a percentage of total revenues:
Vacation Interval sales	133.4%	97.7%	105.7%	97.8%
Estimated uncollectible revenue	-69.6%	-24.3%	-37.1%	-23.1%
Net sales	63.8%	73.4%	68.6%	74.7%

Interest income	31.4%	23.0%	26.2%	22.3%
Management fee income	1.8%	1.1%	1.5%	1.1%
Other income	3.0%	2.5%	3.7%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	7.3%	12.0%	9.7%	10.3%
Sales and marketing	47.3%	53.8%	50.0%	51.7%

As a percentage of total revenues:
Operating, general and administrative	22.3%	15.0%	19.4%	14.5%
Depreciation	3.1%	1.9%	2.5%	1.8%

As a percentage of interest income:
Interest expense and lender fees	44.5%	51.8%	45.4%	45.3%

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues

Revenues for the quarter ended September 30, 2009 were $52.8 million, representing a $15.6 million, or 22.8%, decrease compared to revenues for the quarter ended September 30, 2008.  As discussed below, the decrease is primarily attributable to a $20.1 million increase in estimated uncollectible revenue offset by a $3.6 million increase in Vacation Interval sales and an $881,000 increase in interest income during the quarter ended September 30, 2009.

The following table summarizes our Vacation Interval sales for the three months ended September 30, 2009 and 2008 (dollars in thousands, except average price):

	2009			2008
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$26,629	2,579	$10,325	$27,021	2,590	$10,433
Upgrade Interval Sales to Existing Customers	32,284	3,670	8,797	25,798	2,708	9,527
Additional Interval Sales to Existing Customers	11,514	1,148	10,030	14,030	1,358	10,332
Total	$70,427			$66,849

Vacation Interval sales increased 5.4% during the third quarter of 2009 versus the same period of 2008.  The increase is primarily attributable to a 10.2% increase in tours during the third quarter of 2009.  The number of interval sales to new customers decreased 0.4% and average prices decreased 1.0%, which resulted in a 1.5% decrease in sales to new customers in the third quarter of 2009 versus the same period of 2008.  The number of upgrade interval sales to existing customers increased 35.5% but average prices decreased 7.7%, resulting in a 25.1% net increase in upgrade interval sales to existing customers during the third quarter of 2009 compared to the same period of 2008.  The number of additional interval sales to existing customers decreased 15.5% and average prices decreased 2.9% resulting in a 17.9% decrease in additional interval sales to existing customers during the third quarter of 2009 versus the same period of 2008.  Vacation Interval sales to existing owners comprised 62.2% and 59.6% of total Vacation Interval sales in the third quarters of 2009 and 2008, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Index

On September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort and, to a lesser extent, our Piney Shores Resort just north of Houston, Texas.  Seaside Resort was fully operational by December 12, 2008.  Piney Shores Resort reopened September 25, 2008.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $36.7 million for the third quarter of 2009 versus $16.6 million for the same period of 2008.  The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially in the third quarter of 2009 to 52.2% compared to 24.9% for the third quarter of 2008.  As cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes, we projected this trend to continue for the near term.  Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million above the 25.9% provision rate we had estimated in recent months.  This resulted in an allowance for uncollectible notes of 22.4% of our notes receivable portfolio as of September 30, 2009.  Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.  We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $881,000, or 5.6%, to $16.6 million for the third quarter of 2009 from $15.7 million for the third quarter of 2008.  The increase primarily resulted from a higher average notes receivable balance during the third quarter of 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at September 30, 2009 from 16.7% at September 30, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $150,000 to $930,000 for the third quarter of 2009 versus $780,000 for the same period of 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income remained fairly constant at $1.6 million for the third quarter of 2009 compared to $1.7 million for the third quarter of 2008.

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

Cost of Vacation Interval sales decreased to 7.3% of Vacation Interval sales for the third quarter of 2009 compared to 12.0% in the 2008 comparable period.  This decrease primarily resulted from revisions made to our future relative sales value for the third quarters of both 2009 and 2008 which had a greater impact on decreasing cost of sales in the third quarter of 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 47.3% for the third quarter of 2009 versus 53.8% for the comparable prior-year period.  The decrease in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to cost reductions in outside marketing programs in the third quarter of 2009 compared to the third quarter of 2008 and an increase in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales.  In the third quarter of 2009, 62.2% of our sales were to existing customers versus 59.6% in the third quarter of 2008.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $1.1 million and $901,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended September 30, 2009 and 2008, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 22.3% in the third quarter of 2009 from 15.0% for the same period of 2008.  Overall, operating, general and administrative expenses increased by $1.6 million for the third quarter of 2009 compared to the same period of 2008, primarily due to a $1.4 million increase in legal and professional fees.

Depreciation

Depreciation expense as a percentage of total revenues increased to 3.1% for the quarter ended September 30, 2009 versus 1.9% for the same quarter of 2008.  Overall, depreciation expense increased $357,000 for the third quarter of 2009 compared to the same period of 2008 due to capital expenditures of $5.2 million since September 30, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 44.5% for the third quarter of 2009 compared to 51.8% for the same period of 2008.  Overall, interest expense and lender fees decreased $756,000 for the third quarter of 2009 versus the same period of 2008 primarily due to a decrease in our weighted average cost of borrowings to 5.6% for the third quarter of 2009 from 7.4% for the third quarter of 2008, partially offset by a larger average debt balance outstanding during the third quarter of 2009, which was $414.3 million compared to $383.3 million for the prior-year comparative period.

Income (Loss) before Benefit (Provision) for Income Taxes

Income (loss) before benefit (provision) for income taxes was a loss of $6.5 million for the quarter ended September 30, 2009 compared to income of $4.8 million for the quarter ended September 30, 2008 as a result of the above-mentioned operating results.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes was a benefit of 40.0% for the third quarter of 2009 compared to a provision of 38.5% for the third quarter of 2008.

Net Income (Loss)

Net income (loss) was a loss of $3.9 million for the quarter ended September 30, 2009 compared to income of $2.9 million for the quarter ended September 30, 2008 as a result of the above-mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues for the nine months ended September 30, 2009 were $183.7 million, representing a $20.8 million, or 10.2%, decrease compared to revenues for the nine months ended September 30, 2008.  As discussed below, the decrease is primarily attributable to a $21.0 million increase in estimated uncollectible revenue and a $5.7 million decrease in Vacation Interval sales, offset by a $2.9 million increase in other income and a $2.6 million increase in interest income during the first nine months of 2009.

Index

The following table summarizes our Vacation Interval sales for the nine months ended September 30, 2009 and 2008 (dollars in thousands, except average price):

	2009			2008
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$73,406	7,219	$10,168	$80,606	7,442	$10,831
Upgrade Interval Sales to Existing Customers	89,397	9,990	8,949	69,375	7,300	9,503
Additional Interval Sales to Existing Customers	31,414	3,043	10,323	49,908	5,218	9,565
Total	$194,217			$199,889

Vacation Interval sales decreased 2.8% during the first nine months of 2009 versus the same period of 2008.  The decrease is primarily attributable to promotional pricing offered during the first nine months of 2009 on select products and a 0.5% decrease in the closing ratio, partially offset by a favorable sales mix of higher-end products on additional interval sales to existing customers.  The number of interval sales to new customers decreased 3.0% and average prices decreased 6.1%, which resulted in an 8.9% decrease in sales to new customers in the first nine months of 2009 versus the same period of 2008.  The number of upgrade interval sales to existing customers increased 36.8% but average prices decreased 5.8%, resulting in a 28.9% net increase in upgrade interval sales to existing customers during the first nine months of 2009 compared to the same period of 2008.  The number of additional interval sales to existing customers decreased 41.7% but average prices increased 7.9%, resulting in a 37.1% net decrease in additional interval sales to existing customers during the first nine months of 2009 versus the same period of 2008.  In addition, Vacation Interval sales to existing owners comprised 62.2% and 59.7% of total Vacation Interval sales in the first nine months of 2009 and 2008, respectively, which continues our favorable sales-mix trend toward sales with relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $68.2 million for the first nine months of 2009 versus $47.2 million for the same period of 2008.  The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially in the first nine months of 2009 to 35.1% compared to 23.6% for the first nine months of 2008.  As cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes, we projected this trend to continue for the near term.  Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million above the 25.9% provision rate we had estimated in recent months.  This resulted in an allowance for uncollectible notes of 22.4% of our notes receivable portfolio as of September 30, 2009.  Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.  We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $2.6 million, or 5.8%, to $48.1 million during the first nine months of 2009 from $45.5 million during the same period of 2008.  The increase primarily resulted from a higher average notes receivable balance during the first nine months of 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at September 30, 2009 from 16.7% at September 30, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $451,000 to $2.8 million for the first nine months of 2009 versus $2.3 million for the same period of 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $6.8 million for the first nine months of 2009 compared to $3.9 million for the same period in 2008.  The increase is primarily attributable to the receipt of $2.4 million in business-interruption proceeds related to Hurricane Ike and a $316,000 gain on the early extinguishment of senior subordinated debt, both recorded in other income in the first nine months of 2009.

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

Index

Cost of Vacation Interval sales decreased to 9.7% of Vacation Interval sales for the first nine months of 2009 compared to 10.3% in the 2008 comparable period.  This decrease primarily resulted from quarterly revisions to our future relative sales value for the first three quarters of both 2009 and 2008 which had a greater impact on decreasing cost of sales in 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 50.0% for the nine-month period ended September 30, 2009 versus 51.7% for the comparable prior-year period.  The decrease in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to cost reductions in outside marketing programs in the first nine months of 2009 compared to the first nine months of 2008 and an increase in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales.  In the first nine months of 2009, 62.2% of our sales were to existing customers versus 59.7% in the first nine months of 2008.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $3.0 million and $2.6 million of sampler revenues were recorded as a reduction to sales and marketing expense for the nine months ended September 30, 2009 and 2008, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 19.4% for the first nine months of 2009 versus 14.5% for the same period of 2008.  Overall, operating, general and administrative expenses increased by $5.9 million for the first nine months of 2009 compared to the same period of 2008, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009, an increase in legal and professional fees of $1.2 million, an increase in recording fees of $572,000 related to increased pledging of notes receivable and new inventory with our senior lenders, and $368,000 of fees related to the senior subordinated debt exchange transaction that occurred in June 2009.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.5% for the nine months ended September 30, 2009 versus 1.8% for the same period of 2008.  Overall, depreciation expense increased $986,000 for the first nine months of 2009 compared to the same period of 2008 due to capital expenditures of $5.2 million since September 30, 2008.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income remained fairly constant at 45.4% for the first nine months of 2009 compared to 45.3% for the same period of 2008.  Overall, interest expense and lender fees increased $1.2 million for the first nine months of 2009 versus the same period of 2008 primarily due to a larger average debt balance outstanding during the first nine months of 2009, which was $406.2 million compared to $365.1 million for the prior-year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in June of 2008, partially offset by a decrease in our weighted average cost of borrowings to 6.0% for the first nine months of 2009 from 6.7% for the same period of 2008.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $5.7 million for the nine months ended September 30, 2009 compared to $26.4 million for the nine months ended September 30, 2008 as a result of the above-mentioned operating results.

Index

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 39.6% for the nine months ended September 30, 2009 compared to 38.5% for the same period of 2008.

Net Income

Net income was $3.4 million for the nine months ended September 30, 2009 compared to $16.3 million for the nine months ended September 30, 2008 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

At September 30, 2009, our senior credit facilities provided for loans of up to $485.0 million, of which $395.0 million of principal related to advances under the credit facilities was outstanding and $90.0 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, our senior subordinated debt and other debt, and our credit agreement with our off-balance-sheet qualified SPE, SF-III, as of September 30, 2009 (in thousands):

	Maximum Amount Available	Outstanding Balance
Receivables-Based Revolvers	$177,275	$89,404
Receivables-Based Non-Revolvers	234,441	234,441
Inventory Loans	73,287	71,177
Subtotal Senior Credit Facilities	485,003	395,022
Senior Subordinated Debt	17,956	17,956
Other Debt	7,185	7,185
Subtotal On-Balance-Sheet	510,144	420,163
Off-Balance-Sheet Receivables-Based Term Loan	10,789	10,789
Grand Total	$520,933	$430,952

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts.  Our fixed-to-floating debt ratio at September 30, 2009 was 23% fixed to 77% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At September 30, 2009, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.25%.  For the nine months ended September 30, 2009, the weighted average cost of funds for all borrowings was 6.0%.  The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable.  Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of September 30, 2009, $8.7 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $8.0 million of 8.0% senior subordinated notes due April 2010 and $10.0 million of 10.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries.  During the first nine months of 2009, we retired $1.7 million of our 8.0% senior subordinated notes for $1.4 million, which resulted in a gain of $316,000.  In June 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of senior subordinated notes from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our 8.0% senior subordinated notes at par.  The remaining $8.0 million in principal of our 8.0% senior subordinated notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the new notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

We anticipate a continuation of the difficult economic environment we experienced throughout 2008 and the first nine months of 2009.  These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  As a result, we anticipate somewhat of a decline in our Vacation Interval sales during the fourth quarter of 2009 and beyond, thus our success in collecting payments due on customers’ loans in this challenging environment is heightened and will continue to pressure our operating results.  However, we believe that conservative business decisions and cash flow management into 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity into 2010, including the payment of the $8.0 million of the 8.0% senior subordinated notes due April 1, 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, reductions in staff and related overhead, negotiation of extension of our existing credit facilities, and the management of our liquidity through business efficiencies.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010, including payment of the aforementioned 8.0% senior subordinated notes.

Index

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.  In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow.  Our ability to pay dividends might also be restricted by the Texas Business Corporation Act.

Our senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  Such financial covenants include:

•
a profitable operations covenant which requires our consolidated net income (i) for any fiscal year to not be less than $1.00, (ii) for any two consecutive fiscal quarters (reviewed on an individual rather than on an aggregate basis) to not be less than $1.00, and (iii) for any rolling 12-month period to not be less than $1.00, and

•
a debt service covenant which requires our ratio of (i) earnings before interest, income taxes, depreciation, and amortization, less capital expenditures as determined in accordance with generally accepted accounting principles, to (ii) the interest expense minus all non-cash items constituting interest expense to not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters.

Despite the $18.5 million increase to the allowance for uncollectible notes during the third quarter of 2009, discussed in Item 2 of this Form 10-Q, we remain in compliance with these covenants as of September 30, 2009.  However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

Net Cash Used in Operating Activities. We generate cash primarily from down payments received from the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our special purpose entities, management fees, sampler sales, marina income, golf course and pro shop income, water park income, and hotel income.  We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note.  We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings.  Because we use significant cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the nine months ended September 30, 2009, cash used in operating activities was $20.8 million compared to $24.7 million during the same period of 2008.  This $3.9 million decrease in cash used in operating activities during the first nine months of 2009 versus the comparable 2008 period primarily resulted from the timing of payments on accounts payable, accrued expenses, income taxes, and prepaid and other assets, partially offset by an increase in the growth of our gross notes receivable in the first nine months of 2009.

Net Cash Used in Investing Activities. During the first nine months of 2009, cash used in investing activities, which represents purchases of equipment, leasehold improvements, and other general capital expenditures, was $2.0 million compared to $16.4 million during the first nine months of 2008.  The reduction in capital expenditures is consistent with our business plan in effect for 2009.  The $16.4 million cash used for investing activities in the first nine months of 2008 resulted primarily from the construction or expansion of member services buildings at six of our existing resorts and completion of construction on the water park at The Villages Resort which opened in January 2008.  The $2.0 million cash used for investing activities in the first nine months of 2009 consisted primarily of additional expenditures to complete construction or expansion of member services buildings at two of our existing resorts.

Index

Net Cash Provided by Financing Activities. During the first nine months of 2009, financing activities provided $24.5 million of net cash compared to $35.6 million in the comparable 2008 period.  Net cash provided of $24.5 million in 2009 was primarily the result of $216.6 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $190.5 million of payments on borrowings against pledged notes receivable and inventory loans and $1.7 million restricted cash reserved for payments of debt.  Net cash provided of $35.6 million in 2008 was primarily the result of $284.8 million of proceeds received from borrowings against pledged notes receivable and inventory loans, partially offset by $242.0 million of payments on borrowings against pledged notes receivable and inventory loans and $7.2 million restricted cash reserved for payments of debt.  The securitization transaction we closed in June 2008 through our newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $284.9 million of proceeds received from borrowings and $93.8 million of the $242.0 million of payments on borrowings for the nine months ended September 30, 2008.

Off-Balance-Sheet Arrangements.  In 2005, we consummated a securitization transaction with our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, SF-III, which was formed for the purpose of issuing $108.7 million of its Series 2005-A Notes in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified SPE which was dissolved in 2005.  The Series 2005-A Notes are secured by timeshare receivables we sold to SF-III.  The timeshare receivables we sold to SF-III are without recourse to us, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continue servicing these timeshare receivables and receive fees for our services equal to 1.75% of eligible timeshare receivables held by the facility.  Such fees were $221,000 and $393,000 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, SF-III held notes receivable totaling $12.9 million with related borrowings of $10.8 million.  Except for the repurchase of notes that fail to meet initial eligibility requirements, we are not obligated to repurchase defaulted or any other contracts sold to SF-III.  As the servicer of notes receivable sold to SF-III, we are obligated to foreclose upon Vacation Intervals securing defaulted note receivables.  Although we are not obligated, we may purchase foreclosed Vacation Intervals for net fair market value, which may not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the nine months ended September 30, 2009, we paid $1.1 million to repurchase Vacation Intervals securing defaulted notes receivable to facilitate the re-marketing of those Vacation Intervals.  The carrying value of our investment in SF-III was $5.6 million at September 30, 2009, which represents our maximum exposure to loss regarding our investment in SF-III.  See Note 10 regarding the dissolution of SF-III in October 2009.

In accordance with FASB ASC “Transfers and Servicing,” our bases for classifying SF-III as a qualified SPE are (i) SF-III is demonstrably distinct from the transferor as dissolution of the SPE would require an affirmative vote of 100% of the SPE’s Board of Directors, one of which is independent, (ii) prescribed restrictions on permitted activities sufficiently limit the SPE’s authority, and (iii) financial assets transferred to the SPE are passive in nature.

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

Income Taxes.  For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method.  Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable.  The deferral of income tax liability conserves cash resources on a current basis.  Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received.  If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year.  The condensed consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method as the interest expense is not reasonably estimable.  As we expect to realize our deferred tax assets on a “more likely than not” basis, we do not currently have a valuation reserve for deferred taxes.

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

Federal net operating losses (“NOLs”) of $143.3 million existing at December 31, 2008 expire between 2020 and 2021. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $485.0 million at September 30, 2009, have a fixed-to-floating debt ratio of 23% fixed to 77% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The impact of a one-point effective interest rate change on the $304.0 million balance of variable-rate financial instruments at September 30, 2009 would be approximately $662,000 on our results of operations, after taxes, for the nine months ended September 30, 2009, or approximately $0.02 per diluted share.

At September 30, 2009, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.  A hypothetical one-point interest rate increase in the marketplace at September 30, 2009 would result in a fair value decrease of approximately $14.3 million on our notes receivable portfolio.

Credit Risk — We are exposed to on-balance-sheet credit risk related to our notes receivable. We are exposed to off-balance-sheet credit risk related to notes sold.

We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval.  We bear the risk of defaults on these promissory notes.  Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further.  Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 35.1% for the first nine months of 2009 from 23.6% for the comparable period of 2008.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 77% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates declined throughout 2008 and remained fairly constant through the first nine months of 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $3.7 million at September 30, 2009.  Such interest rate swaps relate to agreements that expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at September 30, 2009 was $143.4 million.  Such variable funding note will mature in September 2011.

In addition, the Series 2005-A Notes related to our off-balance-sheet special purpose finance subsidiary, SF-III, with a balance of $10.8 million at September 30, 2009, bear interest at a blended fixed rate of 5.4%.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based upon the foregoing evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

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

As litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance.  We will establish reserves from time to time when deemed appropriate under generally accepted accounting principles.  However, the outcome of a claim for which we have not deemed a reserve to be necessary may be decided unfavorably against us and could require us to pay damages or incur other expenditures that could be materially adverse to our business, results of operations, or financial position.

We are a co-plaintiff with one other party in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiff challenged the validity of a special permit issued in June 2004 by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation’s (the “Wind Cooperative”) predecessor-in-interest for construction and use of a private access road that runs from Brodie Mountain Road in Lanesborough to Sheep’s Heaven Mountain that the Wind Cooperative needs to access the property on the ridge line of Brodie Mountain in Hancock, Massachusetts, where it is constructing a wind farm.  We initiated these lawsuits in 2007 because the Wind Cooperative’s predecessor-in-interest had plans to construct a multi-turbine wind farm directly adjacent (in part) to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the Wind Cooperative were ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property’s development.  Our suit sought a court decree that the special permit had expired from non-use and is therefore no longer valid, and also, that the road was not built as permitted.  The cases were tried in August 2009, and we are awaiting the final decision of the Land Court.  In the interim, the Land Court granted our motion for a preliminary injunction, finding that we are likely to prevail on the merits of the suit and that we would suffer irreparable injury if the Wind Cooperative uses the access road to continue construction of the wind farm while we are awaiting a final judgment from the Land Court.  The Wind Cooperative filed an interlocutory appeal of the preliminary injunction to the Massachusetts Appeals Court, but no action has been taken on that appeal.  We cannot predict when the Land Court will issue a final decision resolving the merits of the suits or when or if the Massachusetts Appeals Court will rule on the Wind Cooperative’s appeal of the outstanding preliminary injunction.

In a related matter, in September 2009, we filed an action against the Massachusetts Municipal Wholesale Electric Cooperative (the “Electric Cooperative”) in the Berkshire Superior Court, styled Silverleaf Resorts, Inc. et al v. Massachusetts Municipal Wholesale Electric Cooperative, Cause No. 09-267.  The action was brought on our behalf and on behalf of the former owners.  We allege that the Electric Cooperative, an affiliate of the Wind Cooperative, acted in an ultra vires manner when it condemned approximately fifty acres that we now own at the top of Brodie Mountain for use by the Wind Cooperative in building and operating its wind farm.  The Electric Cooperative filed a counterclaim alleging abuse of process as a result of our filing this suit.  The Electric Cooperative seeks unspecified damages.  We have filed a special motion with the court to dismiss the counterclaim filed by the Electric Cooperative as we believe that we are protected under Massachusetts law from counterclaims filed by entities such as the Electric Cooperative as a result of our challenging the taking of the property by the Electric Cooperative.  No date has been set by the court to hear our motion.  We cannot predict the final outcome of our original claim against the Electric Cooperative or of its counterclaim against us.

Index

Item 1A.  Risk Factors

No changes.

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

Dated: November 12, 2009	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: November 12, 2009	By:	/s/ ROBERT M. SINNOTT
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