Form 10-K
period 2009-12-31
SILVERLEAF RESORTS INC
filed 2010-03-08
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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
Yes ☐     No ☒
_______________

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 30, 2009 as reported on The NASDAQ Capital Market, was $18,726,893.  For this purpose, “affiliates” include members of the Board of Directors and executive management of the registrant and all persons known to be the beneficial owners of more than 5% of the registrant’s outstanding common stock.

As of March 8, 2010, 38,140,043 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2010 annual meeting of shareholders.  If such proxy statement is not so filed on or before 120 days after the end of the registrant’s fiscal year, such information will be included in an amendment to this Form 10-K to be filed no later than the end of such 120-day period.

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

Overview

Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) was incorporated in Texas in 1989.  Our principal business is the development, marketing, and operation of “getaway” and “destination” timeshare resorts.  As of December 31, 2009, we own a) seven “getaway resorts” in Texas, Missouri, Illinois, and Georgia (the “Getaway Resorts”) and b) six “destination resorts” in Texas, Missouri, Massachusetts, and Florida (the “Destination Resorts”).  In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas.  Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent “short-stay” getaways.  We believe such short-stay getaways are growing in popularity as a vacation trend.  Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit.  Both the Getaway Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment.  We believe our resorts offer our customers an economical alternative to commercial vacation lodging.  The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $9,989 for 2009 and $10,328 for 2008.

Owners of Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program; and (iv) use of The Pinnacle Lodge hotel, through our Bonus Time Program, which is located near the Winter Park recreational area in Colorado.  These benefits are subject to availability and other limitations.  Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by RCI, LLC (“RCI”).  As of December 31, 2009, all of our Existing Resorts are under contract with the RCI exchange network.

Certain Significant 2009 Events

•
In February 2009 and April 2009, we received $1.5 million and $879,000, respectively, in business-interruption proceeds related to Hurricane Ike which occurred in September 2008.  These proceeds were related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas and were recorded in other income at the time of receipt.  The April proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

•
During 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010, for $1.4 million in open-market transactions, which resulted in a gain of $316,000. Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 (the “Old Notes”) for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”).  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par.  The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.

•
In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes (“Series 2005-A Notes”) previously sold by Silverleaf Finance III, LLC (“SF-III”), our wholly-owned off-balance-sheet special purpose finance subsidiary, and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of this transaction.

•	During 2009, we completed construction of seven buildings which added 104 timeshare units, or 5,408 Vacation Intervals, across our Existing Resorts.

Certain Significant Events Subsequent to 2009

•
In February 2010, we extended our receivables-based revolving credit facility through Silverleaf Finance IV, LLC (“SF-IV”), our wholly-owned and fully consolidated special purpose finance subsidiary.  The initial maximum commitment amount of the variable funding note (“VFN”) has been set at $106 million, which commitment amount decreases to $100 million on June 30, 2010.  The scheduled funding period under the VFN initially ended in September 2009, but has been reinstated and extended to February 2011.  The scheduled maturity date has been extended from September 2011 to February 2013.  The interest rate has increased from Prime to LIBOR plus 5.00%.  The scheduled funding period and scheduled maturity dates will revert back to their original dates of September 2009 and September 2011, respectively, on June 30, 2010, unless by that date either (i) Silverleaf or one of its affiliates has repurchased at least 90% of the receivables held as collateral for the VFN from the proceeds of a new securitization transaction, or (ii) Silverleaf has obtained an updated rating of the VFN by Moody’s or Standard & Poor’s rating service of Baa or BBB.

•
In February 2010, in accordance with the terms of the first amendment to the inventory facility dated June 2008, we extended our $50 million inventory line of credit with one of our senior lenders.  Both the revolving period and the maturity date of the facility were extended one year to April 2011, and April 2013, respectively.  The commitment on the line will remain the same at $50 million.

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

We perform substantial marketing and sales functions internally.  We have made significant investments in operating technology, including telemarketing and computer systems and proprietary software applications.  We identify potential purchasers through internally developed marketing techniques and through cooperative arrangements with outside vendors.  We sell Vacation Intervals predominately through on-site sales offices located at certain of our resorts, which are located near major metropolitan areas, our off-site sales center located in the Dallas/Fort Worth metroplex, and our member services office located in Lombard, Illinois, near Chicago.  This practice provides us an alternative to marketing costs of subsidized airfare or lodging, which are typically associated with the timeshare industry.

At the conclusion of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period.  We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 80% of eligible customer receivables.  At December 31, 2009 and 2008, we had a portfolio of approximately 51,185 and 44,912 customer promissory notes, respectively, totaling $449.7 million and $397.8 million, respectively, with a weighted average yield of 16.8% and 16.7% per annum, respectively, which compares favorably to our weighted average cost of borrowings of 6.0% per annum at December 31, 2009.  We cease recognition of interest income when collection is no longer deemed probable.  At December 31, 2009 and 2008, $8.5 million and $7.6 million, or 1.9% of our loans to Silverleaf Owners in both years were 61 to 90 days past due.  We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent.  Consequently, as of December 31, 2009 and 2008, we had no timeshare loans receivable over 90 days past due.  We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted.  We provide for uncollectible notes by reserving an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes.

Each timeshare resort has a timeshare owners' association (a “Club”).  At December 31, 2009, each Club (other than the club at our Orlando Breeze resort) operates through a centralized organization to manage its respective resort on a collective basis.  This centralized organization is Silverleaf Club, a Texas not-for-profit corporation.  Silverleaf Club is under contract with each Club for each of the Existing Resorts (with the exception of Orlando Breeze) to operate and manage their resort.  In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of the resorts on a collective basis.  All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

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

Sales representatives receive commissions ranging from 4.0% to 14.0% of the sales price of a Vacation Interval depending on established guidelines.  In addition, sales managers receive commissions of 1.25% to 6.0% and sales directors receive commissions of 0.5% to 5.0%.  Commissions received by sales managers and sales directors are subject to chargebacks in the event the purchaser fails to make the first required payment.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other lower priced products that entitle the prospect to sample a resort for a specified number of nights.  The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if the interval is purchased by a certain date.  As mentioned, we also market upgraded Vacation Intervals as well as additional weeks to existing Silverleaf Owners through both on-site and off-site marketing programs.  In recent years, we have been focusing on shifting our sales mix to more heavily represent sales to existing customers. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 62.0% and 59.8% of our gross revenues from Vacation Interval sales for the years ended December 31, 2009 and 2008, respectively.  By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an array of affordable products for all prospects in our target market.  Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

We have a showroom-style, off-site sales office, located in the Dallas/Fort Worth metroplex in Irving, Texas, which operates under the name “Silverleaf Vacation Store.”  It offers potential customers an interactive “virtual” experience of our resorts, including a model unit and photo gallery.  This showroom generated $10.6 million in annual sales to new members in both 2009 and 2008.  The showroom has provided us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts without leaving their own community.  We expect that new owners who purchase at this showroom will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort.  We continually strive to attract, train, and retain a dedicated sales force.  We provide intensive sales instruction and training, which assists sales representatives in acquainting prospects with each particular resort's benefits.  Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales.  At December 31, 2009, we had a sales force of 739 employees.

Seasonality

Our sales of Vacation Intervals have generally been lower in the months of November and December.  Cash flow and earnings may be impacted by the timing of development, the completion of future resorts, and the potential impact of weather or other conditions in the regions where we operate.  Our operating results could be negatively impacted by these factors.

Customer Financing

We offer financing to buyers of Vacation Intervals at our resorts.  Buyers who elect to finance their purchases through us typically make down payments of at least 10% of the purchase prices and deliver promissory notes for the balances.  The promissory notes generally bear interest at a fixed rate, are generally payable over a seven-year to ten-year period, and are secured by a deed of trust on the Vacation Interval.  We bear the risk of defaults on these promissory notes.  We obtain a pre-screen credit score on touring families.  If the credit score does not meet certain minimum credit criteria, a 15% down payment is generally required instead of our standard 10% down payment.  There are a number of risks associated with financing customers’ purchases of Vacation Intervals.  For an explanation of these risks, please see the section of this annual report entitled “Risk Factors.”

For the year ended December 31, 2009, we accrued estimated uncollectible revenue, reflected as an offset to Vacation Interval sales, at 33.3% of the Vacation Interval sales.  The allowance for uncollectible notes was 21.0% and 19.3% of gross notes receivable as of December 31, 2009 and December 31, 2008, respectively.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.

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

At December 31, 2009, we had notes receivable in the approximate principal amount of $449.4 million with an allowance for uncollectible notes of $94.6 million.

Interest income is recognized as earned.  Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent.  Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We intend to borrow either directly or through our fully consolidated special purpose finance subsidiaries additional funds under our existing revolving credit facilities with our lenders to finance our operations.  At December 31, 2009, we and our fully consolidated subsidiaries had borrowings under our credit facilities in the approximate principal amount of $388.3 million, of which $318.5 million of such facilities are receivables based and currently permit borrowings of 75% to 80% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loan balances.  At December 31, 2009, we had a portfolio of approximately 51,185 Vacation Interval customer promissory notes in the approximate principal amount of $449.7 million, of which $8.5 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2009, our portfolio of customer notes receivable had a weighted average yield of 16.8%.  At such date, our borrowings had a weighted average cost of 6.0% per annum with a fixed-to-floating debt ratio of 20% fixed to 80% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders.  As 80% of our existing senior indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates remained fairly constant throughout 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

We typically provide financing to customers over a seven-year to ten-year period.  Our customer notes receivable had a weighted average maturity of seven years at December 31, 2009.  Our credit facilities have scheduled maturities between June 2010 and March 2020.  Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us.  Considering forecasted sales, customer defaults, and limited expansion plans, our senior credit facilities provide adequate liquidity to meet our needs through 2010.  We will continue to identify additional financing arrangements beyond such date.

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

Clubs / Silverleaf Club

Silverleaf Club directors are elected by the majority of the boards of directors of the individual Clubs.  We have the right to supervise the management of our resorts under the terms of the Management Agreement.  Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club.  If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval.  The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 1,570 in 2009 and 1,419 in 2008.  Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues.  One of our resorts issues a certificate of beneficial interest to Silverleaf Owners who purchase there.  The obligation to pay monthly dues at this resort is secured by the certificate of beneficial interest.  If a Silverleaf Owner at this resort fails to pay his monthly dues, his Club may terminate the certificate of beneficial interest, rather than foreclose.

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

At December 31, 2009, Silverleaf Club had 950 full-time employees and Orlando Breeze Resort Club had 12 full-time employees.  Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities.  To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club and Orlando Breeze Resort Club collect dues from Silverleaf Owners, plus certain other amounts assessed against Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts.  Silverleaf Club and Orlando Breeze Resort Club dues were approximately $64.96 per month ($32.48 for biennial owners) during 2009, except for certain members of Oak N’ Spruce Resort who prepay dues at an annual rate of $596.  Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to applicable management agreements.  Our management agreements with Silverleaf Club and Orlando Breeze Resort Club authorize us to supervise the management and operations of the Existing Resorts and provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club.  However, if we do not receive the maximum fee from Orlando Breeze Resort Club, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation.  In July 2009, the Silverleaf Club management agreement was amended and restated to remove the requirement that Silverleaf Club pay the Company for any deficiencies in the management fees paid in prior years.  Due to anticipated refurbishment of units at the Existing Resorts, our 2009 management fees were subject to the annual net income limitations.  Accordingly, for the year ended December 31, 2009, management fees recognized were $3.7 million.  For financial reporting purposes, management fees from Silverleaf Club and Orlando Breeze Resort Club are recognized based on the lower of (i) the aforementioned maximum fees or (ii) net income.  The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless cancelled by either party.  The Orlando Breeze Resort Club management agreement expires January 2011 and continues in successive 3-year terms thereafter unless cancelled by either party.  As a result of the past performance of the Silverleaf Club and Orlando Breeze Resort Club, it is uncertain whether Silverleaf Club and Orlando Breeze Resort Club will consistently generate positive net income.  Therefore, future income to the Company under the management agreements with Silverleaf Club and Orlando Breeze Resort Club could be limited.  At December 31, 2009, there were approximately 112,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 2,000 Vacation Interval owners who pay dues to Orlando Breeze Resort Club.  If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club management agreement.

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

Samplers. Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, are deferred until the customer uses the stay or allows the contract to expire.  In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet.  Incremental costs include costs that would not have been incurred had we not sold samplers.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $3.7 million and $4.0 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2008 and 2009, respectively.

Mini-Vacations. We began a new marketing program in 2008 which offers prospective customers a free night at a hotel near one of our resorts in exchange for them taking a tour at our nearby resort.

Other Properties. We are in the early stages of development of an 894-acre tract of land we own in the Berkshire Mountains of Western Massachusetts.  In 2009, we purchased an additional 50 acres which adjoins our 894 acres.  We have not yet finalized our future development plans for this site.

In 2007, we purchased 15 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property.  The acquired land is located approximately two miles from The Pinnacle Lodge hotel.

In 2009, we purchased two tracts of land totaling 63 acres in Adams County, Wisconsin.  61 acres are in the city of Wisconsin Dells and 2 acres are in the city of Dell Prairie.  We are in the initial stages of planning the future development of this property.

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

Nor do we propose to engage in any of the above activities.  From time to time we have repurchased or otherwise reacquired our own common stock and other securities.  On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  As of December 31, 2009, 1,943,789 shares remain available for repurchase under this program.  This stock repurchase program expires in July 2010.  We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities.  However, our Board of Directors may approve such repurchase activities if it finds these activities to be in the best interests of the Company and its shareholders.

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

Participation in Vacation Interval Exchange Networks

Internal Exchanges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any of our other Existing Resorts.  Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval.  These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort.  Approximately 12,398 exchanges occurred in 2009.  The price to Silverleaf Owners for each such internal exchange is $75, payable to Silverleaf Club.

External Exchange Network. We believe participation in a Vacation Interval exchange network operated by RCI makes our Vacation Intervals more attractive.  All Existing Resorts are affiliated with RCI, and approximately 37% of Silverleaf Owners participate in RCI's exchange network.  RCI membership allows participating Silverleaf Owners to exchange their occupancy right in a unit for an occupancy right in a unit of the same or lower color rating in another participating resort based upon availability and the payment of a variable exchange fee.  A member may exchange a Vacation Interval for an occupancy right in another participating resort by a) listing the Vacation Interval as available with the exchange organization and b) requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

RCI assigns a rating of “red,” “white,” or “blue” to each Vacation Interval for participating resorts based upon a number of factors, including the location and size of the unit, the quality of the resort, and the period during which the Vacation Interval is available, and attempts to satisfy exchange requests by providing an occupancy right in another Vacation Interval with a similar rating.  For example, an owner of a red Vacation Interval may exchange his interval for a red, white, or blue interval.  An owner of a white Vacation Interval may exchange only for a white or blue interval, and an owner of a blue interval may exchange only for a blue interval.  At December 31, 2009, RCI’s designation of our units as red, white, and blue Vacation Intervals is approximately 68%, 20%, and 12%, respectively.  If RCI is unable to meet the member's initial request, it suggests alternative resorts based on availability.  RCI’s annual membership fees, which are at the option and expense of the owner of the Vacation Interval, are currently $89.  Exchange rights with RCI require an additional fee of $179 for both domestic and foreign exchanges.  Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance.  See “Risk Factors” for a description of risks associated with the exchange programs.

Competition

All of our operations are contained within and are in support of a single industry segment – the vacation ownership industry – and we currently operate in only six geographic areas of the United States.  These geographic areas are Texas, Missouri, Massachusetts, Illinois, Georgia, and Florida.  We encounter significant competition from other timeshare resorts in the markets that we serve.  The timeshare industry is highly fragmented and includes a large number of local and regional resort developers and operators.  However, some of the world's most recognized lodging, hospitality, and entertainment companies, such as Marriott International, Inc. (“Marriott”), Walt Disney Company (“Disney”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), and Four Seasons Hotels, Inc. (“Four Seasons”) have timeshare sales operations.  Wyndham Worldwide Corporation (“Wyndham”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Bluegreen Corporation (“Bluegreen”), and Diamond Resorts International (“Diamond”) are other companies in the timeshare industry, most of which are, or are subsidiaries of, public companies with enhanced access to capital and other resources that public ownership implies.

Wyndham, Bluegreen, and Diamond own timeshare resorts in or near Branson, Missouri, which compete with our Holiday Hills Resort and Ozark Mountain Resort, and to a lesser extent with our Timber Creek Resort.  Additionally, these and a number of other timeshare resorts operate in most states where our Existing Resorts are located, which generates further competition.

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

The American Resort Development Association (“ARDA”) recently published a study entitled “State of the Vacation Timeshare Industry: United States Study, 2009 Edition” (the “ARDA Study”), which reported timeshare sales volume in the United States of $9.7 billion for 2008, compared to $6.5 billion in 2003 and $3.7 billion in 1999, equating to a 10-year compound annual growth rate of approximately 10 percent.  Due to the recession caused by the global financial crisis, timeshare sales volume for the year 2008 decreased by 8.5% from 2007, representing the first time there has been a decline since industry data has been reported.  Due to the state of the economy in general, there can be no assurance that sales volumes will not decrease further or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities.  These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee.  We purchase these lists from the various states quarterly and do not contact those telephone numbers listed.  Additionally, the federal Do-Not-Call Implementation Act, enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission.  The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers.  The Do-Not-Call Improvement Act of 2007, which became law in February 2008, ensures that telephone numbers placed on the National Do Not Call Registry will remain on it permanently.  Violations could result in penalties up to $11,000 per violation.  The FTC reported that approximately 191 million telephone numbers had been registered on the National Do Not Call Registry as of September 30, 2009.  Since the introduction of state and federal Do-Not-Call legislation, we have become more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized.  Existing and future restrictions on telemarketing practices could cause our sales to decline.

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

Throughout our operating history in the timeshare business, we have periodically been the subject of consumer complaints that triggered governmental investigations into the Company's affairs.  As a result of these investigations, we have from time to time agreed with governmental agencies to alter our marketing, sales, and other business practices to satisfy various governmental agencies as to our full compliance with the laws which these agencies administer.  To resolve some of these disputes, we have agreed to the entry of remedial orders and/or administrative fines.  We expect to encounter some level of continued consumer complaints, regulatory scrutiny, and periodic remedial action in the ordinary course of our business.

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

Employees

At December 31, 2009, we had 1,866 full and part-time employees and the Clubs collectively had 962 full and part-time employees.  Our employee relations are good, both at the Company and at the Clubs.  None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

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

On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, 2008, at which time we began taking reservations and gradually opening units.  The resort was fully operational by December 12, 2008.  Piney Shores Resort was closed from September 13 to September 25, 2008.  We maintain insurance that covers both physical damage and business-interruption losses.  In 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible.  No additional expenses related to this incident were incurred during 2009. In addition, in November 2008, we received $1.3 million in business-interruption proceeds, which was recorded in other income. In February 2009 and April 2009, we received $1.5 million and $879,000 in business-interruption proceeds, respectively, which were recorded in other income at the time of receipt.  The April proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

We self-insure for employee medical claims reduced by certain stop-loss provisions.  We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF OUR INDEBTEDNESS AND SENIOR CREDIT FACILITIES AT DECEMBER 31, 2009

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

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2008 and 2009 (in thousands):

		Revolving			Interest	Interest
	2008	2009	Term	Maturity	Rate	Rate Floor
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below).	$31,284	$29,035	1/31/11	1/31/13	Prime	6.00%
$20 million receivables-based revolver	9,746	16,886	6/30/10	6/30/10	Prime + 0.75%	6.25%
$50 million receivables-based revolver	5,789	28,439	8/31/11	8/31/14	Prime	6.00%
$72.5 million receivables-based revolver	43,504	52,696	7/02/10	7/02/13	LIBOR + 2.40%	5.25%
$150 million receivables-based non-revolver, with an interest rate cap of 7.5%	70,183	111,824	—	9/12/11	Prime	—
$66.4 million receivables-based non-revolving conduit loan	6,549	2,021	—	3/22/14	7.035%	—
$26.3 million receivables-based non-revolving conduit loan	4,140	1,621	—	9/22/11	7.90%	—
$128.1 million receivables-based non-revolver	43,526	24,163	—	7/16/18	6.70%	—
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $3.2 million	84,885	51,767	—	3/16/20	7.263%	—
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	28,407	24,674	1/31/10	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory loan agreement	34,464	45,198	4/30/10	4/30/12	Prime + 1.50%	7.00%
Various notes, due from September 2011 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 7.0%	4,684	5,700	—	various	various	—
Total notes payable	367,161	394,024
Capital lease obligations	1,910	993	—	various	various	—
Total notes payable and capital lease obligations	369,071	395,017

8.0% senior subordinated notes	23,121	7,956	—	4/01/10	8.00%	—
10.0% senior subordinated notes	—	10,000	—	4/01/12	10.00%	—
Total senior subordinated notes	23,121	17,956

Total	$392,192	$412,973

At December 31, 2009, the Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.23%.  Our weighted average cost of borrowings for the year ended December 31, 2009 was 6.0% compared to 6.8% for the year ended December 31, 2008.

At December 31, 2009, our senior credit facilities provided for loans of up to $439.5 million, of which $51.2 million was available for future advances.  The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of December 31, 2009 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$173,409	$127,056
Receivables-Based Non-Revolvers	191,396	191,396
Inventory Loans	74,674	69,872
Subtotal Senior Credit Facilities	439,479	388,324
Senior Subordinated Debt	17,956	17,956
Other Debt	6,693	6,693
Grand Total	$464,128	$412,973

During 2009, the following changes were made to our senior credit facility agreements, senior subordinated debt,  and off-balance-sheet SPE:

•
In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  The maximum aggregate commitment under the facility was reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements was reduced from $50 million to $30 million effective July 8, 2009, and was further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line will remain the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal balance of the Series 2008-A Notes owned by this senior lender, which was $19.0 million at December 31, 2009, and (b) an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities provided by this senior lender to Silverleaf Finance II, Inc. (“SF-II”), which was $382,000 at December 31, 2009.  The maturity dates and interest rates for all three components remained the same.

•
During 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010 (the “Old Notes”), for $1.4 million in open-market transactions, which resulted in a gain of $316,000. Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of the Old Notes for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000.  The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

•
In September 2009, in accordance with the terms of the agreement, the revolving term of our $150 million receivables-based credit facility expired and the interest rate on the outstanding balance increased from one-month LIBOR plus 1.25% to Prime.  In February 2010, we extended the funding period of this credit facility to February 2011, extended the maturity date to February 2013, and increased the interest rate from Prime to LIBOR plus 5.00%.  See Note 17, “Subsequent Events.”

•
In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity (“SPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former qualified SPE which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes.  In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of the cleanup call.  We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our books at fair value.  See Note 8 regarding the dissolution of SF-III.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities discussed above provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  As of and for the years ended December 31, 2007, 2008, and 2009, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.  Financial covenants existing at December 31, 2009 are described below.

Tangible Net Worth Covenant.  Although our senior lenders’ requirements vary, the most restrictive “net worth” covenant is that we must maintain Tangible Net Worth at all times greater than the Tangible Net Worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate Consolidated Net Income after December 31, 2004.  “Tangible Net Worth” is (i) the consolidated net worth of the Company and our consolidated subsidiaries, plus (ii) to the extent not otherwise included in such consolidated net worth, unsecured subordinated indebtedness of the Company and our consolidated subsidiaries, the terms and conditions of which are reasonably satisfactory to the required banks, minus (iii) the consolidated intangibles of the Company and our consolidated subsidiaries, including, without limitation, goodwill, trademarks, trade names, copyrights, patents, patent applications, licenses, and rights in any of the foregoing and other items treated as intangibles in accordance with generally accepted accounting principles.  “Consolidated Net Income” is the consolidated net income of the Company and our subsidiaries after deduction of all expenses, taxes, and other proper charges (but excluding any extraordinary profits or losses) determined in accordance with generally accepted accounting principles.

Marketing and Sales Expenses Covenant.  Our ratio of marketing expenses to Vacation Interval sales for the latest rolling 12 months then ended must not equal or exceed 60% as of the last day of any fiscal quarter.  One senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio.  As of December 31, 2009 and 2008, the ratio was 52.2% and 52.7%, respectively.

Maximum Loan Delinquency Covenant.  Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter, measured on a rolling 12 month basis based on the last day of said most recent quarter and the trailing three quarters.  As of December 31, 2009 and 2008, the 30-day delinquency rate was 6.3% and 6.1%, respectively.

Debt Service Covenant.  Our ratio of (i) earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense must not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters.  The ratio for the latest rolling 12 months was 1.5 to 1 in each of the years ended December 31, 2009 and 2008.

Profitable Operations Covenant.  Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters, determined on an individual rather than an aggregate basis, must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00.

Leverage Ratio Covenant.  Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans.  As of December 31, 2009 and 2008, the ratio was 1.9 to 1 and 1.8 to 1, respectively.

FICO® Score Covenant.  Our weighted average FICO® Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO® score can be obtained must not be less than 640 for any fiscal calendar quarter.  For the fourth quarters of 2009 and 2008, our weighted average FICO® score was 688 and 697, respectively.

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

The financial covenants in our credit facilities are based upon a business model prepared by our management.  We used a number of assumptions and estimates in preparing the business model, including:

•	We estimated that we will sell our existing and planned inventory of Vacation Intervals within 15 years;
•	We assumed that we can meet our sales and operating profit projections;
•	We assumed the availability of credit facilities necessary to sustain our operations and anticipated growth; and
•	We assumed that we can raise the prices on our products and services to offset costs of production as market conditions allow.

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

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than two years.  As a consequence of the recession that began in 2007, business activity across a wide range of industries in the United States faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the credit markets.  Unemployment has also increased significantly.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. During 2009 and 2008, approximately 13.7% and 14.7%, respectively, of our sales were made to customers with FICO® scores below 600. In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to current economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further.  These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  Specifically, if default rates for our borrowers were to continue to rise, it may require further increases in our estimated uncollectible revenue, and it could result in a default of the maximum loan delinquency covenant discussed above.

We may be impacted by general economic conditions.

We anticipate a continuation of the difficult economic environment we experienced throughout 2008 and 2009.  These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets.  Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation.  A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans.  This could result in further increases in our provision for estimated uncollectible revenue in 2010.  However, we believe that conservative business decisions and cash flow management during 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity through 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, negotiation of extensions to our existing credit facilities, and the management of our liquidity through business efficiencies.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010.

We may have more funds on deposit at banks than is covered by FDIC insurance limits.

At December 31, 2009, we had substantial sums of cash on deposit with various banks.  If a bank becomes insolvent and is taken over by the Federal Deposit Insurance Corporation, we may lose cash in excess of the current insurable limits for our accounts.  A loss of a significant portion of our cash would have a material impact on our ability to operate.

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

For the years ended December 31, 2009 and 2008, we recorded 33.3% and 24.6% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which resulted in decreases in our sales revenue of $80.3 million and $63.1 million, respectively.  When a buyer of a Vacation Interval defaults, we foreclose on the Vacation Interval and attempt to resell it.  The associated marketing, selling, and administrative costs from the original sale are not recovered; and we incur such costs again when we resell the Vacation Interval.  Although we may have recourse against a Vacation Interval buyer for the unpaid price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans.  For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 52% of Vacation Interval sales occurred in 2009), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon.  In such event, we would only recover the amount that the indebtedness owed to us exceeds the property’s fair market value rather than the full amount owed.  Accordingly, we have generally not pursued this remedy.

At December 31, 2009, we had Vacation Interval customer notes receivable in the approximate principal amount of $449.7 million, and had an allowance for uncollectible notes of $94.6 million.  Due to the current economic conditions and the deterioration of the sub-prime mortgage markets in recent years, the risk of Vacation Interval defaults has heightened.  We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our lenders.  At December 31, 2009, we either directly or through our fully consolidated finance subsidiaries owed $388.3 million of principal to our senior lenders.

Borrowing Base. We have receivables-based loan agreements with senior lenders to borrow up to $364.8 million.  We have pledged our customer promissory notes as security under these agreements.  Our senior lenders typically lend us 75% to 80% of the principal amount of such customers' notes.  Collections from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loans receivable balances. At December 31, 2009, we had a portfolio of approximately 51,185 Vacation Interval customer notes receivable in the approximate principal amount of $449.7 million.  Approximately $8.5 million in principal amount of our customer notes were 61 days or more past due and, therefore, ineligible as collateral.  The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the cost of developing, marketing, and selling the interval.  Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2009, our portfolio of customer loans receivable had a weighted average fixed interest rate of 16.8%.  At such date, our borrowings (which bear interest predominantly at variable rates) against the portfolio had a weighted average cost of funds of 6.0% per annum.  We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 80% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates remained fairly constant throughout 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.  To the extent interest rates decrease on alternative financing sources available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from operating activities.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period.  Our customer notes had a weighted average maturity of seven years at December 31, 2009.  Our senior credit facilities have scheduled maturity dates between June 2010 and March 2020.  Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be immediately due and payable.  Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in future periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the terms of our existing funding commitments beyond their scheduled maturity dates (aside from the amendment and extension of the $106 million SF-IV facility and the extension of the $50 million inventory facility completed in the first quarter of 2010, mentioned earlier in this report) or to replace such commitments upon their expiration.  If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business.  We cannot be certain that we will be able to obtain required financing in the future.

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

Since our current and planned expenses and debt repayment levels are and will be to a large extent fixed in the short term, we consider historical results to project future revenues and cash flows.  We may be unable to reduce spending in a timely manner to compensate for any past or future revenue or cash flow shortfall.  It is possible that our revenue, cash flow, or operating results may not meet the expectations of our business model, and may even result in our being unable to meet debt repayment schedules or financial covenants contained in our debt agreements.

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

One of our senior lenders, Textron Financial Corporation, and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future.  While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders.

Continued or increased volatility in the credit markets will likely impair our ability to securitize our assets.

We periodically sell interests in our timeshare loans to our SPEs.  Adverse conditions in the credit markets for loan-backed notes in general and the performance of the notes receivable will likely continue to impair the timing and volume of the timeshare loans that we sell.  Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays in note sales could cause us to reduce spending in order to maintain our leverage and return targets.

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

Although we have limited plans to further develop our Existing Resorts or to acquire or develop additional timeshare resorts in 2010, continued development of our resorts beyond 2010 will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities.  Risks associated with our development and construction activities include:

•	construction costs or delays at a property may exceed original estimates which could make the development uneconomical or unprofitable;
•	sales of Vacation Intervals at a newly completed property may not be sufficient to make the property profitable; and
•	financing may not be available on favorable terms for development of or the continued sales of Vacation Intervals at a property.

We cannot be certain that we will have the liquidity and capital resources available to develop and expand our resorts.

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

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate.  Our current geographic concentration could make us more susceptible to adverse events or conditions that affect the particular areas in which we operate.  At December 31, 2009, 55% of our owners lived in Texas, 15% lived in Illinois, 7% lived in Massachusetts, 4% lived in New York, and 3% lived in Missouri.  Our remaining customer base lives primarily in other states within the United States of America.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort.  According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval.  Several companies, including RCI, provide broad-based Vacation Interval exchange services.  As of December 31, 2009, all Existing Resorts are qualified for participation in the RCI exchange network.  We cannot be certain that the Existing Resorts or any future resorts will continue to qualify for participation in these networks or any other exchange network.  If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

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

The indentures pertaining to our senior subordinated notes permit us to incur certain additional indebtedness, including indebtedness secured by our customer notes receivable.  Accordingly, to the extent our customer notes receivable increase and we have sufficient credit facilities available, we may be able to borrow additional funds.  The indentures pertaining to our senior subordinated notes also permit us to borrow additional funds in order to finance development of our resorts.  Future construction loans may result in liens against the respective properties.

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

Aside from Orlando Breeze, each Existing Resort has a Club that operates through a centralized organization called Silverleaf Club, to manage such resorts on a collective basis.  Orlando Breeze has its own Club, which is not part of Silverleaf Club.  The centralization of operations under Silverleaf Club permits:

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

Our cash flow may not be adequate upon an acceleration of deferred income taxes.

While we report sales of Vacation Intervals as income at the time of the sale after receiving a 10% to 15% down payment for financial reporting purposes, we report substantially all of the Vacation Interval sales we finance under the installment method for regular federal income tax purposes.  Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable.  Our liability for deferred income taxes (i.e., taxes owed to taxing authorities in the future related to income previously reported in the financial statements) was $111.2 million at December 31, 2009, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $75.9 million at December 31, 2009), including net operating loss carryforwards, limitations on the use of which are discussed below.  These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable.  If we should sell our installment notes or be required to factor such notes or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period such taxes were deferred, as computed under Section 453 of the Internal Revenue Code of 1986, as amended (the “Code”), would become due.  We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs.  Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

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

For 2009, we estimate our AMT liability was $3.1 million, which results in total AMT credit carryforwards of $23.3 million as of December 31, 2009.  Our credit carryforwards as of December 31, 2008 were $20.2 million, as adjusted.

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

We had net operating loss (“NOL”) carryforwards of $143.3 million at December 31, 2009 for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains.  In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period.

Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within Section 382(g) as of May 2, 2002 (the “change date”).  As a result, the future utilization of $10.9 million of our NOL as of December 31, 2009 is subject to limitation for regular federal income tax purposes.  There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax exempt rate.  However, that annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382 of the Code.  We believe that the built-in gain associated with the installment sale gains as of the change date increases the annual limitation and will allow the utilization of most of the $10.9 million portion of our NOL as needed.  Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the $10.9 million portion of our NOL.  Such limitation or denial could require us to pay substantial additional federal and state taxes and interest.

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

We rely heavily on telemarketing activities to arrange tours of our resorts to potential customers.  On July 3, 2003, the Federal Communications Commission (“FCC”) released new rules and regulations promulgated under the Telephone Consumer Protection Act of 1991, which could have a negative impact on our telemarketing activities.  The FCC has implemented, in conjunction with the Federal Trade Commission (“FTC”), a National Do Not Call Registry, which applies to both interstate and intrastate commercial telemarketing calls.  The FTC has reported that approximately 191 million telephone numbers had been registered on the National Do Not Call Registry as of September 30, 2009.  This will continue to limit the number of contacts we will be able to make through our telemarketing activities.  We will continue to telemarket to individuals who do not place their telephone numbers on a do-not-call list and those with whom we have an established business relationship.  Our use of autodialers to call potential customers in our database could also be restricted by new call abandonment standards specified in the FCC rules and regulations.  The large quantity of telephone numbers registered on the National Do Not Call Registry and the restrictions on our use of autodialers could negatively affect our sales and marketing efforts and require us to use less effective, more expensive alternative marketing methods such as direct mail.  The new rules became effective on October 1, 2003 and we have experienced a decline in the number of telemarketing calls we are able to complete as a result of the changes in the rules relating to the use of automatic dialers.  All companies involved in telemarketing have experienced some negative impact to their businesses as a result of the do-not-call rules and other federal and state legislation, which seeks to protect the privacy of consumers from various types of marketing solicitations.  Because of our historical dependence on telemarketing, we believe that these changes in the law will continue to have a material impact on our operations and will require us to modify our historical marketing practices in order to both remain compliant with the law and to achieve the levels of resort tours by consumers which are necessary for our profitable operation.  We will continue to assess the do-not-call rules' impact on both operations and alternative methods of marketing, such as direct mail, that are not impacted by the new rules.  In addition to the National Do-Not-Call List, various states have implemented Do-Not-Call legislation that also may affect our business.

The substantially increased costs of our compliance with the requirements of the Sarbanes-Oxley Act, including the requirements of Section 404, may adversely affect our available cash, our management team’s attention to our core business, and the price of our stock.

As of December 31, 2009, we are required to comply with the internal control reporting provisions of §404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (“SEC”) to implement §404.  However, we are not required to obtain an attestation report of our independent registered public accounting firm for this annual report due to the October 2009 extension of the compliance date for non-accelerated filers to file the auditor’s attestation report on internal controls over financial reporting when it files an annual report for a fiscal year ending on or after June 15, 2010.  In response to this, we have taken steps over the last several years to increase the effectiveness of our internal control over financial reporting.  These internal control enhancements have resulted in substantially increased costs to us.  Our management also regularly evaluates the effectiveness and design and operation of our disclosure controls and procedures and our internal control over financial reporting.  While we currently believe our disclosure controls and procedures and our internal controls over financial reporting are effective and properly documented, we may find it necessary to continue to incur substantially increased costs in future periods to further enhance our internal controls over financial reporting.  There can be no assurance that our continuing assessment of the effectiveness of our internal control over financial reporting will not result in increased costs of compliance which may adversely affect our available cash, our management team’s attention to our core business, and our stock price.

The market trading price and trading volume of our common stock has been and is likely to continue to be volatile.

The market trading price of our common stock has recently been, and may continue to be, volatile.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $0.30 to a high of $4.08.  Because of our stock’s history of trading volatility and current economic conditions, we believe that significant market fluctuations are likely to continue in future periods.  Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

Approximately 52.2% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares.  For example, the average daily trading volume for our shares for the two-month period ended February 28, 2010 was approximately 32,000 shares.  There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of common stock by existing shareholders, including officers or directors, may adversely affect the market price of our common stock.

Approximately 47.8% of our common stock is held by affiliates, including our executive officers and directors.  Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of The NASDAQ Capital Market.

Effective February 28, 2007, we began trading on The NASDAQ Capital Market (“NASDAQ”) and ceased trading on AMEX.  However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on NASDAQ.  Our failure to comply with NASDAQ listing standards could result in the delisting of our common stock by NASDAQ, thereby limiting the ability of our shareholders to sell our common stock.  During October 2008, due to market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through January 16, 2009. Effective January 16, 2009, the SEC extended the temporary suspension of the NASDAQ rules requiring a minimum $1 closing bid price and a minimum market value of publicly held shares through April 20, 2009.  Also in January 2009, the SEC approved a NASDAQ proposal that extended the compliance period for companies that fail to meet the continued listing requirement for market value of listed securities from 30 to 90 days.

On December 29, 2009, we received notification from NASDAQ stating we are no longer in compliance with the continued listing requirements for The NASDAQ Capital Market as a result of the closing bid price per share of our common stock being below the minimum trading price of $1.00 for thirty consecutive business days.  In accordance with applicable NASDAQ rules, we have a grace period of 180 calendar days (until June 28, 2010) to regain compliance with the minimum closing bid price requirement for continued listing.  In order to regain compliance, our closing bid price per share must be at or above $1.00 for at least ten consecutive business days before June 28, 2010.  At the end of the grace period, we may be afforded an additional grace period of 180 days provided we meet the other initial listing requirements of the NASDAQ Capital Market at that time.  We intend to monitor the closing bid price of our common stock and will consider whether to implement any available options to regain compliance with the continued listing requirements.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2009, Robert E. Mead, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 24.5% of our outstanding common stock, and Bradford Whitmore and a partnership controlled by him, Grace Brothers, Ltd., beneficially owned 19.8% of our common stock.  As a result, these stockholders are able to exert significant influence over the Company and its activities, including the nomination, election, and removal of our Board of Directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

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

Corporate Offices. Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space.  We also maintain two leased telemarketing centers in the Dallas area.  Our sales are conducted primarily through sales centers located at our various resorts, a leased off-site sales center in Irving, Texas, and a leased member services office in Lombard, Illinois, near Chicago.  The square footage of our leased telemarketing centers and off-site sales centers are approximately 21,000, 40,000, 16,500, and 16,000, respectively.  During 2009, we consolidated our two telemarketing centers and at December 31, 2009 we have plans to relocate corporate staff into the vacancy created by this consolidation.  We also lease small office facilities in San Antonio and Houston, Texas, which we use in our marketing efforts in those locales.

The Pinnacle Lodge. In 2006, we purchased The Pinnacle Lodge, a 64-room hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.  We generated $1.3 million of revenues at The Pinnacle Lodge during each of the years ended December 31, 2009 and 2008.

Other Properties. We are in the early stages of development of an 894-acre tract of land we own in the Berkshire Mountains of Western Massachusetts.  In 2009, we purchased an additional 50 acres which adjoins our 894 acres.  We have not yet finalized our future development plans for this site.

In 2007, we purchased 15 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property.  The acquired land is located only two miles from The Pinnacle Lodge hotel.

In 2009, we purchased two tracts of land totaling 63 acres in Adams County, Wisconsin.  61 acres are in the city of Wisconsin Dells and 2 acres are in the city of Dell Prairie.  We are in the initial stages of planning the future development of this property.

Resorts.  At December 31, 2009, we owned a total of 13 timeshare resorts.  Each of these resorts was encumbered by various liens and security agreements at December 31, 2009 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders.  See “Note 8 – Debt” in the Notes to our Consolidated Financial Statements for a further description of these credit facilities.  A description of our Existing Resorts, principal developmental activity which occurred during 2009, and future plans are summarized below.

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

The Villages Resort is an active sports resort popular for water-skiing and boating.  In the first quarter of 2008, we opened our indoor water park and Beach Club amenity, which are popular attractions at the resort.  The Villages Resort is a mixed-use development of single-family lots and timeshare units.  The resort has 394 existing units.  We plan to develop approximately 204 additional units at this resort in the future, which would yield an additional 10,608 Vacation Intervals available for sale.  During 2009, we added 16 new units at this resort.

Lake O' The Woods Resort is a quiet wooded resort where Silverleaf Owners can enjoy the seclusion of dense pine forests.  The resort is also popular for its fishing pier, nature trails, and recreational beach area.  Lake O’ The Woods Resort has 64 existing units.  No additional units are planned for development at this resort.

Piney Shores Resort. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas.  Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas.  The resort has 266 existing units.  We plan to develop approximately 172 additional units at this resort in the future, which would yield an additional 8,944 Vacation Intervals available for sale.  During 2009, we added 16 new units at this resort.  During 2008, we purchased approximately 10 additional acres of land contiguous to the Piney Shores Resort.

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

Fox River Resort. Fox River Resort, in Sheridan, Illinois, is located approximately 70 miles southwest of Chicago.  The gentle rolling hills and seven-acre stocked lake provide an ideal environment for outdoor activities such as canoeing, fishing, and swimming.  We also offer winter recreational activities at this resort, including ice-skating, snowmobiling, and cross-country skiing.  The resort has 252 existing units.  We plan to develop approximately 264 additional units at this resort in the future, which would yield an additional 13,728 Vacation Intervals available for sale.  During 2009, we added 12 new units at this resort.

Apple Mountain Resort. Apple Mountain Resort, in Clarkesville, Georgia, is located approximately 125 miles north of Atlanta, Georgia.  The resort is situated on 285 acres of beautiful open pastures and rolling hills, with 150 acres being the resort’s golf course.  The resort has 96 existing units and approximately 168 additional units are planned for future development, which would yield an additional 8,736 Vacation Intervals available for sale.  During 2009, we added 12 new units at this resort.

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

Holiday Hills Resort. Holiday Hills Resort is a resort community located in Taney County, Missouri, two miles east of Branson, Missouri.  Taneycomo Lake, a popular lake for trout fishing, is approximately three miles from the resort, and Table Rock Lake is approximately ten miles from the resort.  The resort is 224 miles from Kansas City and 267 miles from St. Louis.  Holiday Hills Resort is heavily wooded by cedar, pine, and hardwood trees, and is favored by Silverleaf Owners seeking quality golf and nightly entertainment in nearby Branson.  The resort is a mixed-use development of single-family lots, condominiums, and timeshare units.  The resort has 498 existing units.  We have future plans to develop approximately 500 additional units at this resort, which would yield an additional 26,000 Vacation Intervals available for sale.  During 2009, we added 16 new units at this resort.

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio.  Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, Fiesta Texas, and the San Antonio Zoo.  The resort has 374 existing units.  We have future plans to develop approximately 188 additional units at this resort, which would yield an additional 9,776 Vacation Intervals available for sale.  During 2009, we added 32 new units at this resort.  In 2008, we purchased approximately 8 additional acres of land that is adjacent to the existing resort.

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

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2009, unless otherwise indicated.

Existing Resorts

		Units at Resorts				Vacation Intervals At Resorts				Vacation Intervals Sold
Resort/Location	Primary Market Served	Inventory At 12/31/09		Planned Expansion(b)		Inventory At 12/31/09	Planned Expansion		Date Sales Commenced	Through 12/31/09 (c)	In 2009 Only (a)	Percentage Through 12/31/09	Average Sales Price in 2009 (a)	Amenities/ Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130		—		651	—		1982	5,849	964	90.0%	$6,850	B,F,G,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	394		204	(g)	2,626	10,608	(g)	1980	17,454	3,908	86.9%	8,933	B,F,H,M,S,T,W
Flint, TX	Ft. Worth, TX
Lake O' The Woods	Dallas-	64		—		479	—		1987	2,721	232	85.0%	8,067	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	266		172	(g)	6,137	8,944	(g)	1988	7,503	891	55.0%	11,808	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis,	72		24	(g)	1,442	1,248	(g)	1997	2,302	795	61.5%	8,296	B,F,G,H,M,S,T
DeSoto, MO	MO
Fox River	Chicago, IL	252		264	(g)	2,629	13,728	(g)	1997	10,475	1,525	79.9%	8,416	B,F,G,H,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	96		168	(g)	1,820	8,736	(g)	1999	3,172	887	63.5%	7,889	G,H,M,S,T
Clarkesville, GA

Destination Resorts	Locations
Ozark Mountain	Branson,	160		—		715	—		1982	7,381	384	91.2%	13,801	B,F,M,S,T
Kimberling City, MO	MO
Holiday Hills	Branson,	498		500	(g)	3,940	26,000	(g)	1984	21,820	882	84.7%	14,410	G,S,T(e)
Branson, MO	MO
Hill Country	Austin-San	374	(f)	188	(g)	3,076	9,776	(g)	1984	16,000	1,417	83.9%	13,523	M,S,T(e)
Canyon Lake, TX	Antonio, TX
Oak N' Spruce	Boston, MA-	340		10	(g)	2,549	520	(g)	1998	15,131	1,060	85.6%	10,488	F,M,S,T
South Lee, MA	New York, NY
Silverleaf's Seaside	Galveston,	144		264	(g)	1,115	13,728	(g)	2000	6,373	358	85.1%	11,658	M,S,T
Galveston, TX	TX
Orlando Breeze	Orlando,	60		12	(g)	683	624	(g)	2005	2,437	25	78.1%	13,557	S
Davenport, FL	FL
Total		2,850		1,806		27,862	93,912			118,618	13,328	81.0%	$9,989

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners.  An “upgraded Vacation Interval” sale refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval.  For the year ended December 31, 2009, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price — Net of Exchanged Interval
Holly Lake	130	$5,776
The Villages	1,646	7,540
Lake O' The Woods	20	6,544
Piney Shores	796	7,324
Timber Creek	47	6,734
Fox River	1,016	6,697
Apple Mountain	281	7,679
Ozark Mountain	1,094	9,297
Holiday Hills	2,625	9,245
Hill Country	2,078	8,706
Oak N’ Spruce	1,158	7,972
Silverleaf's Seaside	1,232	8,692
Orlando Breeze	661	10,524
	12,784

The average sales price for the 12,784 upgraded Vacation Intervals sold was $8,435 for the year ended December 31, 2009.

(b)
Represents units included in our master plan.  This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations.  The following chart reflects the status of certain planned units at December 31, 2009:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	204	—	204
Piney Shores	—	—	172	—	172
Timber Creek	—	—	24	—	24
Fox River	—	—	264	—	264
Apple Mountain	—	—	168	—	168
Holiday Hills	—	—	500	—	500
Hill Country	—	—	188	—	188
Oak N' Spruce	—	—	10	—	10
Silverleaf's Seaside	—	—	252	12	264
Orlando Breeze	—	—	12	—	12
	—	—	1,794	12	1,806

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

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any other of our Existing Resorts.  Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval.  These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort.  Approximately 12,398 exchanges occurred in 2009.  The price to Silverleaf Owners for each such internal exchange is $75, payable to Silverleaf Club.  In addition, Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89.

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

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners.  At December 31, 2009, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis.  We have contracted with Silverleaf Club to perform the supervisory and management functions granted by the Clubs.  Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort.  Our destination resort in Florida, Orlando Breeze, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club.  However, we supervise the management and operation of Orlando Breeze Resort Club under the terms of a written agreement.

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

Substantial Internal Growth Capacity. At December 31, 2009, we had an inventory of 27,862 Vacation Intervals and a master plan to construct new units which will result in up to 93,912 additional Vacation Intervals at our Existing Resorts.  Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

Experienced Management. Our senior management has extensive experience in the acquisition, development, marketing, sales, and operation of timeshare resorts.  The senior officers have an average of twenty-one years of experience in the timeshare industry.

Future Business Strategy

Our future business strategy is to conservatively increase annual net income through a combination of:

•	maintaining marketing, sales, and development activities at our resorts in accordance with our current business model;
•	emphasizing collection and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers;
•	concentrating on marketing to existing members, including sales of upgraded Vacation Intervals, additional week sales, and existing owner referral programs;
•	emphasizing our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of products for first-time buyers;
•	adding other assets and amenities to attract our customers by enhancing vacation experiences; and
•	continuing to develop new or existing resorts as the capital markets permit.

ITEM 3.	LEGAL PROCEEDINGS

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

Set forth below is a line graph comparing the total cumulative return of our common stock since December 31, 2004 to (a) the S&P 500 Index, a broad equity market index, and (b) the Russell MicroCap Index, an index that measures the performance of stocks in the micro-cap segment of market capitalization.  The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

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

The graph assumes $100 was invested on December 31, 2004 in our common stock, the S&P 500, and the Russell MicroCap and assumes dividends are reinvested.  Silverleaf’s cumulative total loss of $40 is due to the decline in the bid price of our common stock from $1.38 at December 31, 2004 to $0.83 at December 31, 2009.

	Measurement Period (Fiscal Year Covered)
	12/04	12/05	12/06	12/07	12/08	12/09
Silverleaf Resorts, Inc.	100.00	236.23	323.91	301.45	52.17	59.93
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell MicroCap	100.00	102.57	119.53	109.97	66.23	84.42

The following table sets forth the high and low closing prices of our common stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes.  The common stock prices shown are the closing bid prices as quoted on NASDAQ under the symbol “SVLF.”

	High	Low
Year Ended December 31, 2008:
First Quarter	$4.08	$2.05
Second Quarter	3.03	2.02
Third Quarter	2.28	1.24
Fourth Quarter	1.36	0.53

Year Ended December 31, 2009:
First Quarter	$1.14	$0.30
Second Quarter	1.44	0.63
Third Quarter	1.69	1.15
Fourth Quarter	1.39	0.59

As of December 31, 2009, we believe that there were approximately 1,700 holders of our common stock, which is the only class of our equity securities outstanding.  During October 2008, due to market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through January 16, 2009. Effective January 16, 2009, the SEC extended the temporary suspension of the NASDAQ rules requiring a minimum $1 closing bid price and a minimum market value of publicly held shares through April 20, 2009.  Also in January 2009, the SEC approved a NASDAQ proposal that extended the compliance period for companies that fail to meet the continued listing requirement for market value of listed securities from 30 to 90 days.

On December 29, 2009, we received notification from NASDAQ stating we are no longer in compliance with the continued listing requirements for The NASDAQ Capital Market as a result of the closing bid price per share of our common stock being below the minimum trading price of $1.00 for thirty consecutive business days.  In accordance with applicable NASDAQ rules, we have a grace period of 180 calendar days (until June 28, 2010) to regain compliance with the minimum closing bid price requirement for continued listing.  In order to regain compliance, our closing bid price per share must be at or above $1.00 for at least ten consecutive business days before June 28, 2010.  At the end of the grace period, we may be afforded an additional grace period of 180 days provided we meet the other initial listing requirements of the NASDAQ Capital Market at that time.  We intend to monitor the closing bid price of our common stock and will consider whether to implement any available options to regain compliance with the continued listing requirements.

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

During August 2009, a member of our Board of Directors resigned resulting in the forfeiture of 75,000 nonqualified stock options.  Such stock options were granted to a newly appointed director who filled the vacancy on our Board of Directors.  These stock options have a fair value of $1.13.  The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 53.5% to 73.2%, a risk-free interest rate of 3.4%, expected life of 7 years, and no dividend yield.  All options granted to our directors under the 2008 Stock Option Plan vest in equal increments over a four-year period.  The forfeiture and subsequent grant of the aforementioned 75,000 nonqualified stock options did not have a material impact on stock-based compensation recognized in 2009.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently intend to retain future earnings to finance our operations and fund the growth of our business.  In addition, certain of our debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow.  Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial position, capital requirements, level of indebtedness, contractual and other restrictions related to payment of dividends under our senior credit facilities, and other factors that our Board of Directors deem relevant.

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

Issuer Purchases of Equity Securities

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares during 2009.  As of December 31, 2009, 1,943,789 shares remain available for repurchase under this program.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Historical Financial and Operating Information

The Selected Consolidated Historical Financial and Operating Information shown below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report on Form 10-K.  In 2006, we changed our accounting for real estate time-sharing transactions in connection with the adoption of FASB ASC, “Real Estate - Timesharing Activities” and changed our accounting for stock-based compensation in connection with the adoption of FASB ASC, “Share-Based Payment.”  As a result, certain amounts presented in the following tables for 2005 may not be comparable to 2006 and subsequent years.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except share and per share amounts)
Statement of Income Data:
Revenues:
Vacation Interval sales	$146,416	$187,481	$235,135	$256,300	$240,961
Estimated uncollectible revenue	—	(32,491)	(40,071)	(63,051)	(80,322)
Sampler sales	2,623	—	—	—	—
Net sales	149,039	154,990	195,064	193,249	160,639

Interest income	38,154	46,248	53,019	61,077	64,834
Management fee income	1,856	1,861	2,806	3,121	3,721
Gain on sale of notes receivable	6,457	—	—	—	—
Other income	6,402	3,785	4,141	6,515	7,621
Total revenues	201,908	206,884	255,030	263,962	236,815

Costs and operating expenses:
Cost of Vacation Interval sales	23,427	19,003	23,027	24,903	22,161
Sales and marketing	74,667	93,957	119,679	135,059	125,800
Provision for uncollectible notes	23,649	—	—	—	—
Operating, general and administrative	28,038	32,315	39,101	41,154	44,513
Depreciation	2,723	2,539	3,511	4,929	6,224
Interest expense and lender fees:
Related to receivables-based credit facilities	13,524	17,550	19,285	22,213	21,864
Related to other indebtedness	3,729	4,112	5,325	6,341	7,191

Total costs and operating expenses	169,757	169,476	209,928	234,599	227,753

Income before provision for income taxes and discontinued operations	32,151	37,408	45,102	29,363	9,062
Provision for income taxes	9,725	14,402	17,398	11,437	3,604

Income from continuing operations	22,426	23,006	27,704	17,926	5,458

Discontinued operations:
Gain on sale of discontinued operations (net of taxes)	613	—	—	—	—
Income from discontinued operations (net of taxes)	128	—	—	—	—
Income from discontinued operations	741	—	—	—	—

Net income	$23,167	$23,006	$27,704	$17,926	$5,458

Net income per share — Basic:
Income from continuing operations	$0.61	$0.61	$0.73	$0.47	$0.14
Income from discontinued operations	0.02	—	—	—	—
Net income	$0.63	$0.61	$0.73	$0.47	$0.14

Net income per share — Diluted:
Income from continuing operations	$0.57	$0.59	$0.70	$0.46	$0.14
Income from discontinued operations	0.02	—	—	—	—
Net income	$0.59	$0.59	$0.70	$0.46	$0.14

Weighted average number of common shares issued and outstanding:
Basic	36,986,926	37,579,462	37,811,387	38,037,635	38,146,943
Diluted	39,090,921	39,261,652	39,417,017	38,897,619	39,017,955

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,990	$11,450	$13,170	$11,431	$13,905
Notes receivable, net of allowance for uncollectible notes	177,572	229,717	289,907	320,306	354,659
Amounts due from affiliates	680	1,251	1,358	1,738	1,587
Inventories	117,597	147,759	179,188	190,318	196,010
Total assets	361,796	474,530	581,059	644,822	666,488
Amounts due to affiliates	544	246	—	—	—
Notes payable and capital lease obligations	177,269	254,550	316,198	369,071	395,017
Senior subordinated notes	33,175	31,467	26,817	23,121	17,956
Total liabilities	236,961	326,338	405,018	450,576	466,313
Shareholders' equity	124,835	148,192	176,041	194,246	200,175

Cash Flows Data:
Net cash provided by (used in) operating activities	$75,681	$(45,648)	$(39,895)	$(21,591)	$(6,112)

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Other Operating Data:
Number of Existing Resorts at period end	13	13	13	13	13
Number of Vacation Intervals sold (excluding Upgrades)	8,332	9,855	15,394	15,813	13,328
Number of in-house Vacation Intervals sold	6,576	8,777	9,988	9,914	12,784
Number of Vacation Intervals in inventory	27,396	28,801	27,300	27,173	27,862
Average price of Vacation Intervals sold (excluding Upgrades)(a)	$11,124	$11,681	$9,607	$10,328	$9,989
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$8,171	$8,245	$8,735	$9,380	$8,435

__________

(a)	Includes annual and biennial Vacation Interval sales for one-bedroom, two-bedroom, and three-bedroom units.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

As of December 31, 2009, we own and operate thirteen timeshare resorts.  Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals and from the interest earned from financed sales of such timeshare interests.  As of December 31, 2009, we own a) seven Getaway Resorts located within a two-hour drive of major metropolitan areas, which are the primary market for timeshare sales to new purchasers, and b) six Destination Resorts located farther from major metropolitan areas.  The principal purchasers of timeshare interests at the Destination Resorts are existing owners who are upgrading or buying additional interests.

We anticipate a continuation of the difficult economic environment we experienced throughout 2008 and 2009.  These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  As a result, we anticipate a decline in our Vacation Interval sales of approximately 10% during 2010, thus our success in collecting payments due on customers’ loans in this challenging environment is heightened and will continue to pressure our operating results.  However, we believe that conservative business decisions and cash flow management during 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity through 2010, including the payment of our $8.0 million 8.0% senior subordinated notes due April 1, 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, negotiation of extensions to our existing credit facilities, and the management of our liquidity through business efficiencies.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010, including payment of the aforementioned 8.0% senior subordinated notes.

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

•
Our fixed-to-floating debt ratio is 20% fixed and 80% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  Although interest rates remained fairly constant throughout 2009, an increase in interest rates above applicable floor rates on our variable-rate facilities could have a negative impact on our profitability.

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to provide the liquidity necessary to fund our day-to-day costs and expenses.   We presently have adequate credit facilities to fund our operations through 2010.  A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

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

One product that is sold to new customers is a sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday.  Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, are deferred until the customer uses the stay or allows the contract to expire.  In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet.  Incremental costs include costs that would not have been incurred had we not sold samplers.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $3.4 million, $3.7 million, and $4.0 million of sampler revenues were recorded as a reduction to sales and marketing expense during the years ended December 31, 2007, 2008, and 2009, respectively.

The following table shows the elements management considers important to assessing our Vacation Interval sales (in thousands, except for tours and sales per tour):

	Year Ended December 31,
	2007	2008	2009

Tours to potential new purchasers	108,541	116,713	117,888
Sales per tour	$1,123	$1,094	$1,080
Gross sales to new customers	121,867	127,735	127,321
Rescissions of sales to new customers	(23,809)	(20,981)	(31,855)
Net sales to new customers	98,058	106,754	95,466

Gross sales to existing customers	150,026	165,920	167,004
Rescissions of sales to existing customers	(9,559)	(12,631)	(17,520)
Net sales to existing customers	140,467	153,289	149,484

Total sales	238,525	260,043	244,950
Less sampler sales	(3,390)	(3,743)	(3,989)
Total Vacation Interval sales	$235,135	$256,300	$240,961

Rescission rate for new customers	19.5%	16.4%	25.0%
Rescission rate for existing customers	6.4%	7.6%	10.5%
Rescission rate for all customers	12.3%	11.4%	16.8%

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

	Year Ended December 31,
	2007	2008	2009

Tours to potential new purchasers	108,541	116,713	117,888
Cost per tour	$520	$575	$481
Cost of marketing to new purchasers	56,442	67,069	56,647
Cost of marketing to existing purchasers	15,424	17,286	18,002
Commissions	37,780	39,972	40,431
Sales and marketing overhead	13,423	14,475	14,709
Sampler sales offset	(3,390)	(3,743)	(3,989)
Total sales and marketing expense	$119,679	$135,059	$125,800

As a percentage of Vacation Interval sales:
Cost of marketing to new purchasers	24.0%	26.2%	23.5%
Cost of marketing to existing purchasers	6.5%	6.7%	7.5%
Commissions	16.1%	15.6%	16.8%
Sales and marketing overhead	5.7%	5.7%	6.1%
Sampler sales offset	(1.4)%	(1.5)%	(1.7)%
Total sales and marketing expense	50.9%	52.7%	52.2%

•
Our second most important source of revenue is interest income, which is predominantly earned on our notes receivable.  Total positive net interest spread (interest income less interest expense and lender fees) has increased each of the last five years.  For the years ended December 31, 2007, 2008, and 2009, total positive net interest spread was $28.4 million, $32.5 million, and $35.8 million, respectively.

•	We have two lesser revenue sources, management fees, predominantly from Silverleaf Club, and other income.

•
We generate cash from the collection of down payments, from the collection of principal and interest from timeshare notes receivable, from sales of notes receivable, and from management fees and other income.  We also generated cash during 2007 from the sale of undeveloped land at locations that had been previously acquired for the possible development of new resorts.

•	Since the majority of our sales are financed, we have revolving credit facilities that are drawn upon monthly to fund our day-to-day costs, expenses, and capital expenditures.

We operate principally in only one business segment, the timeshare industry.  Further, we only operate in the United States.  As of December 31, 2009, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states.  In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado, which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

Our principal short-term focus is on continuing to conservatively increase annual net income.  We will continue to identify new and existing customers with acceptable credit characteristics that will allow us to profitably sell new, upgrade, and additional Vacation Intervals at our Existing Resorts.  Although we have no immediate growth plans, long term, if the opportunities present themselves, we will consider adding and developing new resorts where timeshare intervals can be marketed and sold at a profit.

Critical Accounting Policies

Timeshare Accounting Practices — We follow industry specific guidance as required by FASB ASC “Real Estate – Timesharing Activities.”  In general, this accounting standard provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of December 31, 2009, no sales were deferred related to the percentage-of-completion method.

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

Credit losses represent three varieties as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product or when a portion of a customer’s note obligation is relieved.

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

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 33.3%, 24.6% and 17.0% for the years ended December 31, 2009, 2008 and 2007, respectively.  Under the relative sales value method, an estimate of the value of inventory recoveries is considered in determining inventory costing and allocation to sales.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets in recent years, the risk of Vacation Interval defaults has heightened.  We will continue our current collection programs and seek new programs to reduce note defaults.  We will also maintain our focus on tour lead procurement in an effort to improve the credit quality of our customers.  During 2009 and 2008, approximately 13.7% and 14.7%, respectively, of our sales were made to customers with FICO® scores below 600.  However, there can be no assurance that these efforts will be successful.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At December 31, 2009, the estimated costs not yet incurred but expected to complete promised amenities was $708,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

Vacation Intervals may be reacquired as a result of (i) foreclosure (or deed in lieu of foreclosure) or (ii) trade-in associated with the purchase of an upgraded or downgraded Vacation Interval.  Vacation Intervals reacquired are recorded in inventory at the lower of their original cost or market value.

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements.  A provision or benefit is recognized for deferred income taxes relating to such temporary differences, and is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The effect of income tax positions are recorded only if those positions are “more likely than not” of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which was a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We had a tax sharing agreement with SF-III.

We file U.S. federal income tax returns as well as income tax returns in various states.  We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2005, although carryforward attributes that were generated prior to 2005 may still be subject to examination.  For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2005.  In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2004.

Liquidity and Capital Resources

As of and for the years ended December 31, 2007, 2008, and 2009, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

At December 31, 2009, our senior credit facilities provided for loans of up to $439.5 million, of which $388.3 million of principal related to advances under the credit facilities was outstanding and $51.2 million was available for future advances.  The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of December 31, 2009 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$173,409	$127,056
Receivables-Based Non-Revolvers	191,396	191,396
Inventory Loans	74,674	69,872
Subtotal Senior Credit Facilities	439,479	388,324
Senior Subordinated Debt	17,956	17,956
Other Debt	6,693	6,693
Grand Total	$464,128	$412,973

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts.  Our fixed-to-floating debt ratio at December 31, 2009 was 20% fixed to 80% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At December 31, 2009, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.23%.  For the year ended December 31, 2009, the weighted average cost of funds for all borrowings was 6.0%.  The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable.  Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of December 31, 2009, $8.5 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $8.0 million of 8.0% senior subordinated notes due April 2010 and $10.0 million of 10.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries.  During the year ended December 31, 2009, we retired $1.7 million of our 8.0% senior subordinated notes for $1.4 million in open-market transactions, which resulted in a gain of $316,000.  In June 2009, we completed an exchange transaction involving $10.0 million in principal of our 8.0% senior subordinated notes due 2010 for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of senior subordinated notes from April 1, 2010 to April 1, 2012.  Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our 8.0% senior subordinated notes at par.  The remaining $8.0 million in principal of our 8.0% senior subordinated notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the new notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, and may be subject to such terms as we deem prudent.  In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow.  Our ability to pay dividends might also be restricted by the Texas Business Organizations Code.

Our senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  Such financial covenants include:

•
a profitable operations covenant which requires our consolidated net income (i) for any fiscal year to not be less than $1.00, (ii) for any two consecutive fiscal quarters, determined on an individual rather than an aggregate basis, to not be less than $1.00, and (iii) for any rolling 12-month period to not be less than $1.00, and

•
a debt service covenant which requires our ratio of (i) earnings before interest, income taxes, depreciation, and amortization, less capital expenditures as determined in accordance with generally accepted accounting principles, to (ii) the interest expense minus all non-cash items constituting interest expense to not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters.

Despite the $18.5 million increase to the allowance for uncollectible notes during the third quarter of 2009, discussed below under the caption “Results of Operations,” we remain in compliance with these covenants as of December 31, 2009.  However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual obligations and commitments as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$134,374	$112,970	$99,198	$86,104	$30,375	$2,121
Capital leases	597	345	104	18	—	—
Operating leases	2,445	2,104	1,618	1,478	1,454	2,676
Construction commitments	2,116	—	—	—	—	—
Total	$139,532	$115,419	$100,920	$87,600	$31,829	$4,797

Principal maturities on our term securitizations (SF-II, SF-IV, Silverleaf Finance V, L.P. (“SF-V”), and Silverleaf Finance VI, LLC (“SF-VI”)) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt.  Long-term debt includes $53.2 million of future interest, using an approximate interest rate of 6.0%, which is our weighted average cost of borrowings for the year ended December 31, 2009.  Capital leases include $71,000 of future interest, using an approximate interest rate of 6.5%, which is our weighted average cost of borrowings on our capital lease obligations for the year ended December 31, 2009.  Construction commitments of $2.1 million relate to the continued development of our resorts and will be funded via availability under our credit facilities.  As of December 31, 2009, we had availability under our credit facilities of $51.2 million.  We also have a $3.6 million demand note with SF-II, our wholly owned on-balance-sheet conduit financing subsidiary, which equates to the total outstanding principal balance of our two conduit loans as of December 31, 2009.  This demand note is excluded from long-term debt as the note represents only a potential, future cash outlay and is eliminated on a consolidated basis.

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

During the year ended December 31, 2009, cash used in operating activities was $6.1 million compared to $21.6 million and $39.9 million during the same periods of 2008 and 2007, respectively.  This $15.5 million decrease in cash used in operating activities during 2009 versus 2008 primarily resulted from the timing of payments on accounts payable, accrued expenses, and prepaid and other assets, and the reduction in inventory expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, partially offset by an increase in the growth of our gross notes receivable in 2009.  The reduction in capital expenditures is consistent with our moderate growth initiative in effect for 2009.

Net Cash Used in Investing Activities. During 2009, cash used in investing activities, which represents purchases of equipment, leasehold improvements, and other general capital expenditures, was $2.2 million compared to $19.5 million during 2008 and $16.8 million during 2007.  The reduction in capital expenditures is consistent with our business plan in effect for 2009.  The $16.8 million net cash used during 2007 consisted of capital expenditures totaling $17.0 million, partially offset by net proceeds of $242,000 received from the sale of a land parcel in Texas.  The $17.0 million capital expenditures resulted primarily from construction of the water park at The Villages Resort and purchases of unimproved real property in Massachusetts and Missouri.  The Massachusetts land is a 394 acre tract which adjoins 500 acres that we own in Berkshire County, Massachusetts, and the Missouri land consists of 37 acres and is adjacent to our Holiday Hills resort in Taney County, Missouri.  The $19.5 million cash used for investing activities in 2008 resulted primarily from the construction or expansion of member services buildings at six of our existing resorts, completion of construction on the water park at The Villages Resort which opened in January 2008, and purchases of two parcels of land in Texas.  We purchased approximately 10 acres adjacent to our Piney Shores Resort located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas, and 8 acres adjacent to our Hill Country Resort, near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The $2.2 million cash used for investing activities in 2009 consisted primarily of additional expenditures to complete construction or expansion of member services buildings at two of our existing resorts.

Net Cash Provided by Financing Activities. During 2009, financing activities provided $10.8 million of net cash compared to $39.4 million and $58.4 million for 2008 and 2007, respectively.  Net cash provided of $58.4 million in 2007 was primarily the result of $181.3 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $124.3 million of payments on borrowings against pledged notes receivable and inventory loans.  Net cash provided of $39.4 million in 2008 was primarily the result of $339.4 million of proceeds received from borrowings against pledged notes receivable and inventory loans, partially offset by $292.2 million of payments on borrowings against pledged notes receivable and inventory loans, and $7.9 million restricted cash reserved for payments of debt.  The securitization transaction we closed in June 2008 through our wholly-owned and fully consolidated special purpose finance subsidiary, SF-VI, generated $107.4 million of the $339.4 million of proceeds received from borrowings and $93.8 million of the $292.4 million of payments on borrowings for the year ended December 31, 2008.  Net cash provided of $10.8 million in 2009 was primarily the result of $271.9 million of proceeds received from borrowings against pledged notes receivable and inventory loans and $584,000 of decreases in restricted cash reserved for payments of debt, partially offset by $261.7 million of payments on borrowings against pledged notes receivable and inventory loans.

Off-Balance-Sheet Arrangements. In 2005, we consummated a securitization transaction with SF-III, which is a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and SF-I, our former qualified SPE which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes.  In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of the cleanup call.  We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our books at fair value.  See Note 8 regarding the dissolution of SF-III.  The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continued to service these timeshare receivables and received fees for our services equal to 1.75% of eligible timeshare receivables held by the facility.  Such fees were $854,000, $491,000, and $239,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

Except for the repurchase of notes that failed to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to SF-III.  As the servicer of notes receivable sold to SF-III, we were obligated to foreclose upon Vacation Intervals securing defaulted note receivables.  Although we were not obligated, we could purchase foreclosed Vacation Intervals for net fair market value, which could not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the years ended December 31, 2007, 2008, and 2009, we paid $1.2 million, $639,000, and $1.1 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.

In accordance with FASB ASC “Transfers and Servicing,” our bases for classifying SF-III as a qualified SPE were (i) SF-III was demonstrably distinct from the transferor as dissolution of the SPE would have required an affirmative vote of 100% of the SPE’s Board of Directors, one of which had to be independent, (ii) prescribed restrictions on permitted activities sufficiently limited the SPE’s authority, and (iii) financial assets transferred to the SPE were passive in nature.

Our SPEs provide us with additional credit availability under our facilities with our current senior lenders.  As we require credit facilities to provide liquidity necessary to fund our costs and expenses, it is vitally important to our liquidity plan to have financing available to us in order to continue to finance the majority of our timeshare sales over seven to ten years.

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

As of December 31, 2009, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Federal NOLs of $143.3 million existing at December 31, 2009 expire between 2020 and 2021.  Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a 2002 corporate restructuring, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred.  As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate.  We believe that $10.9 million of our net operating loss carryforwards as of December 31, 2009 were subject to the Section 382 limitations.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the years ended December 31, 2007, 2008, and 2009:

	2007	2008	2009

As a percentage of total revenues:
Vacation Interval sales	92.2%	97.1%	101.7%
Estimated uncollectible revenue	(15.7)%	(23.9)%	(33.9)%
Net sales	76.5%	73.2%	67.8%

Interest income	20.8%	23.1%	27.4%
Management fee income	1.1%	1.2%	1.6%
Other income	1.6%	2.5%	3.2%
Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	9.8%	9.7%	9.2%
Sales and marketing	50.9%	52.7%	52.2%

As a percentage of total revenues:
Operating, general and administrative	15.3%	15.6%	18.8%
Depreciation	1.4%	1.9%	2.6%

As a percentage of interest income:
Interest expense and lender fees	46.4%	46.8%	44.8%

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues

Revenues for the year ended December 31, 2009 were $236.8 million, representing a $27.1 million, or 10.3%, decrease compared to revenues of $264.0 million for the year ended December 31, 2008.  As discussed below, the decrease is primarily attributable to a $15.3 million decrease in Vacation Interval sales and a $17.3 million increase in estimated uncollectible revenue, partially offset by a $3.8 million increase in interest income during the year ended December 31, 2009.

The following table summarizes our Vacation Interval sales for the years ended December 31, 2009 and 2008 (dollars in thousands, except average price):

	2008			2009
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$103,011	9,580	$10,753	$91,477	9,131	$10,018
Upgrade Interval Sales to Existing Customers	92,989	9,914	9,380	107,828	12,784	8,435
Additional Interval Sales to Existing Customers	60,300	6,233	9,674	41,656	4,197	9,925
Total	$256,300			$240,961

Vacation Interval sales decreased 6.0% in 2009 versus 2008 primarily due to promotional pricing offered during 2009 on select products, partially offset by a favorable sales mix of higher-end products on additional interval sales to existing customers.  The number of interval sales to new customers decreased 4.7% and average prices decreased 6.8%, which resulted in an 11.2% decrease in sales to new customers in 2009 versus 2008.  The number of upgrade interval sales to existing customers increased 28.9% but average prices decreased 10.1%, resulting in a 16.0% net increase in upgrade interval sales to existing customers during the year ended December 31, 2009 compared to the year ended December 31, 2008.  The number of additional interval sales to existing customers decreased 32.6% but average prices increased 2.6%, resulting in a 30.9% net decrease in additional interval sales to existing customers during 2009 versus 2008.  Vacation Interval sales to existing owners comprised 62.0% and 59.8% of total Vacation Interval sales in the years ended December 31, 2009 and 2008, respectively, which continues our favorable sales-mix trend toward sales with relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $80.3 million for the year ended December 31, 2009 versus $63.1 million for the year ended December 31, 2008.  The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially in 2009 to 33.3% compared to 24.6% for 2008.  As cancellations during the year 2009 exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes, we projected this trend to continue for the near term.  Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009, above the 25.9% provision rate we had estimated in prior months.  This resulted in an allowance for uncollectible notes of 21.0% of our gross notes receivable portfolio as of December 31, 2009 compared to 19.3% as of December 31, 2008.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 15.7% for 2009 compared to 15.5% for the same period of 2008.  Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.  We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $3.8 million, or 6.2%, to $64.8 million for the year ended December 31, 2009 from $61.1 million for 2008.  The increase primarily resulted from a higher average notes receivable balance in 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at December 31, 2009 from 16.7% at December 31, 2008.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income increased $600,000 to $3.7 million for the year ended December 31, 2009 compared to $3.1 million for the year ended December 31, 2008 primarily due to increased profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $7.6 million for the year ended December 31, 2009 compared to $6.5 million for the year ended December 31, 2008.  The increase is primarily attributable to the receipt of $2.4 million in business-interruption proceeds related to Hurricane Ike in 2009 versus $1.3 million in 2008.

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

Cost of Vacation Interval sales decreased to 9.2% of Vacation Interval sales in 2009 compared to 9.7% in 2008.  This decrease primarily resulted from revisions made to our future relative sales value for both 2009 and 2008 which had a greater impact on decreasing cost of sales in 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 52.2% for the year ended December 31, 2009 versus 52.7% for the comparable prior year period.  The decrease in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to cost reductions in outside marketing programs in 2009 compared to 2008 and an increase in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales.  In 2009, 62.0% of our sales were to existing customers versus 59.8% in 2008.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $4.0 million and $3.7 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2009 and 2008, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 18.8% in 2009 from 15.6% in 2008.  Overall, operating, general and administrative expenses increased by $3.4 million during 2009 as compared to 2008, primarily due to the write-off of $2.7 million of predevelopment costs associated with the termination of potential land acquisitions in 2009 compared to $1.1 million in 2008, an increase in legal and professional fees of $1.2 million, and $368,000 of fees related to the senior subordinated debt exchange transaction that occurred in 2009.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.6% in 2009 versus 1.9% in 2008.  Overall, depreciation expense increased $1.3 million during 2009 compared to 2008 due primarily to the completion of construction and expansion of member services buildings at six of our existing resorts in 2009.  The construction and expansion on the member services buildings began in 2007.  In addition, we had capital expenditures of $2.2 million during the year ended December 31, 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income decreased to 44.8% for the year ended December 31, 2009, compared to 46.8% for the same period of 2008.  This decrease was primarily due to a decrease in our weighted average cost of borrowings to 6.0% for the year ended December 31, 2009 from 6.8% for the year ended December 31, 2008, partially offset by a larger average debt balance outstanding during 2009, which was $402.6 million compared to $367.6 million for the prior-year period.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $9.1 million for the year ended December 31, 2009 compared to $29.4 million for the year ended December 31, 2008 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 39.8% for the year ended December 31, 2009 compared to 38.9% for 2008.  As of December 31, 2009, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $5.5 million for the year ended December 31, 2009 compared to $17.9 million for the year ended December 31, 2008 as a result of the above-mentioned operating results.

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

Vacation Interval sales increased 9.0% in 2008 versus 2007 primarily due to a 6.0% increase in tours.  The number of interval sales to new customers increased 5.0% and average prices increased 3.6%, which resulted in an 8.8% increase in sales to new customers in 2008 versus 2007.  The number of upgrade interval sales to existing customers decreased 0.7% but average prices increased 7.4%, resulting in a 6.6% net increase in upgrade interval sales to existing customers during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The number of additional interval sales to existing customers decreased 0.6% but average prices increased 14.0%, resulting in a 13.3% net increase in additional interval sales to existing customers during 2008 versus 2007.  Vacation Interval sales to existing owners comprised 59.8% and 59.7% of total Vacation Interval sales in the years ended December 31, 2008 and 2007, respectively, which continues our favorable sales-mix trend toward sales with relatively lower associated sales and marketing costs.

On September 13, 2008, Hurricane Ike struck the Texas Coast near our Seaside Resort in Galveston, Texas, causing property damage and business-interruption losses at this resort and, to a lesser extent, our Piney Shores Resort just north of Houston, Texas.  Seaside Resort was fully operational by December 12, 2008.  Piney Shores Resort reopened September 25, 2008.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $63.1 million for the year ended December 31, 2008 versus $40.1 million for the year ended December 31, 2007.  The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.6% for the year 2008 compared to 17.0% for 2007.  This resulted in an allowance for uncollectible notes of 19.3% of gross notes receivable at both December 31, 2008 and 2007.  Our receivables charged off as a percentage of beginning of period gross notes receivable was 15.5% for 2008 compared to 13.1% for 2007.  During 2008, we increased our provision for estimated uncollectible revenue due to increased defaults.  We believe our notes receivable are adequately reserved, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

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

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income was $6.5 million for the year ended December 31, 2008 compared to $4.1 million for the year ended December 31, 2007. The increase is primarily attributable to the receipt of $1.3 million in business-interruption proceeds related to Hurricane Ike in 2008 and $1.1 million of income from our water park at The Villages Resort which opened in January 2008.

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

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 52.7% for the year ended December 31, 2008 versus 50.9% for the comparable prior-year period.  The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily attributable to the higher cost of various marketing efforts to improve the credit quality of our customers.  The sales mix remained fairly constant at 59.8% of sales to existing customers in 2008 versus 59.7% in 2007.

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

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 46.8% for the year ended December 31, 2008, compared to 46.4% for the same period of 2007.  Overall, interest expense and lender fees increased $3.9 million for 2008 versus 2007 primarily due to a larger average debt balance outstanding during 2008, which was $367.6 million compared to $314.5 million for the prior-year comparative period, and to a lesser extent an increase in lender fees related to our SF-VI securitization which closed in June of 2008, partially offset by a decrease in our weighted average cost of borrowings to 6.8% for the year ended December 31, 2008 from 7.6% for the year ended December 31, 2007.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $29.4 million for the year ended December 31, 2008 compared to $45.1 million for the year ended December 31, 2007 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.9% for the year ended December 31, 2008 compared to 38.6% for 2007.  As of December 31, 2008, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2008, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Interim Disclosures – Fair Value of Financial Instruments – We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009.  This amendment requires the existing disclosure requirements related to the fair value of financial instruments be extended to interim periods that were previously only required in annual financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  Additional disclosures were included in our Form 10-Q for both the second and third quarters of 2009.

Subsequent Events – We adopted FASB ASC “Subsequent Events” in the second quarter of 2009.  This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued.  FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events have been evaluated.  In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.  As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.

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

Consolidation of Variable Interest Entities – In June 2009, the FASB issued FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities.”  This amendment changes the consolidation guidance applicable to SPEs.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of an SPE and therefore required to consolidate the SPE by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the SPE that could potentially be significant to the SPE.  This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of an SPE, whereas such reassessments were previously required only when specific events had occurred.  In addition, qualified SPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” will be subject to the provisions of this amendment.  The amendment also requires enhanced disclosures about an enterprise’s involvement with an SPE.  This accounting standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The adoption of this standard on January 1, 2010, will not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated SPEs (SF-II, SF-IV, SF-V, and SF-VI).  In addition, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our wholly-owned off-balance-sheet special purpose finance subsidiary, effective October 30, 2009 which resulted in the dissolution of SF-III.

FASB Accounting Standards Codification – In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC.  This accounting standard does not change or alter existing GAAP and, therefore, did not impact our consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $439.5 million at December 31, 2009, have a fixed-to-floating debt ratio of 20% fixed to 80% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.

At December 31, 2009, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable.  We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval.  We bear the risk of defaults on these promissory notes.  Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further.  Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 33.3% for 2009 from 24.6% for 2008.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 80% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates remained fairly constant throughout 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at December 31, 2009 would result in a fair value decrease of approximately $14.8 million on our notes receivable portfolio.  The impact of a one-point effective interest rate change on the $308.8 million balance of variable-rate debt instruments at December 31, 2009 would be approximately $688,000 on our results of operations, after income taxes, for the year ended December 31, 2009, or approximately $0.02 per diluted common share.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $3.2 million at December 31, 2009.  Such interest rate swaps relate to agreements that expire between September 2011 and March 2014.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at December 31, 2009 was $111.8 million.  In February 2010, the maturity date of such variable funding note was extended to February 2013, as discussed in Note 17, “Subsequent Events.”

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

Geographic Concentration — Our notes receivable and Vacation Interval inventories are primarily originated in Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida.  Risks inherent in such concentrations are:

•	regional and general economic stability, which affects property values and the financial stability of the borrowers, and
•	the continued popularity of our resort destinations, which affects the marketability of our products and the collection of notes receivable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based upon the foregoing evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 307 and 308T of Regulation S-K.

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 6, 2010.

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2009.

Name	Age	Position

Robert E. Mead	63	Chairman of the Board and Chief Executive Officer
Sharon K. Brayfield	49	President – Owner Based Marketing and Sales Administration
David T. O'Connor	67	Senior Executive Vice President – Sales
Joe W. Conner	52	Chief Operating Officer – Finance, Development and Resort Operations
Robert M. Sinnott	44	Chief Financial Officer
Harry J. White, Jr.	55	Vice President – Treasurer
Michael D. Jones	43	Chief Information Officer
Edward L. Lahart	45	Chief Operating Officer – Marketing and Financial Services
Thomas J. Morris	44	Executive Vice President – Capital Markets & Strategic Planning
Sandra G. Cearley	48	Corporate Secretary
James B. Francis, Jr.	61	Director
J. Richard Budd	57	Director
Herbert B. Hirsch	73	Director
Michael A. Jenkins	67	Director
____________________

Effective August 5, 2009, R. Janet Whitmore resigned as a member of Silverleaf’s Board of Directors.  Ms. Whitmore had served as an independent member of the Board since 2002.  Ms. Whitmore’s resignation was not due to a disagreement with the Company on any matter relating to its operations, policies, or practices.  Michael A. Jenkins was appointed to fill the vacancy on the Board of Directors created by Ms. Whitmore’s resignation.  Mr. Jenkins previously served on Silverleaf’s Board of Directors between 1997 and 2002.  As an independent director, Mr. Jenkins will receive the standard compensation paid by Silverleaf to the independent members of the Board of Directors.

Effective January 8, 2010, Silverleaf’s Board of Directors elected Harry J. White, Jr. as Chief Financial Officer.  Mr. White, who has been with Silverleaf since 1998, previously served as the Company’s Chief Financial Officer from June 1998 until February 2008 when he relinquished that position to focus on other financial duties for the Company.  He most recently served as Vice President – Treasurer.  Mr. White succeeds Robert M. Sinnott, who resigned as the Company’s Chief Financial Officer, effective January 8, 2010.

The following table sets forth certain information concerning other officers of the Company as of December 31, 2009.

Name	Age	Position

Robert G. Levy	61	Senior Executive Vice President — Resort Operations
Darla K. Cordova	45	Vice President – Sales Administration
Herman Jay Hankamer	70	Vice President – Resort Development
Michael G. Hall	36	Vice President – Resort Operations
Barbara L. Lewis	45	Vice President – Financial Services
Michael P. Lowrey	51	Vice President – Call Center Operations
Phillip B. Davis	39	Vice President – Finance
Ginger M. Ford	42	Vice President – Owner Based Marketing
Dean C. Murray	44	Vice President – Marketing Development
Anton C. Pomakov	35	Vice President – Marketing
Jeremy T. Brayfield	30	Vice President – Owner Based Sales
Dennis O. Moore	41	Vice President – New Sales
____________________

ITEM 11.	EXECUTIVE COMPENSATION

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 6, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,638,807	$1.34	59

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,638,807	$1.34	59

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

During August 2009, a member of our Board of Directors resigned resulting in the forfeiture of 75,000 nonqualified stock options.  Such stock options were granted to a newly appointed director who filled the vacancy on our Board of Directors.  All options granted to our directors under the 2008 Stock Option Plan vest in equal increments over a four-year period.  The forfeiture and subsequent grant of the aforementioned 75,000 nonqualified stock options did not have a material impact on stock-based compensation recognized in 2009.

Issuer Purchases of Equity Securities

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares during 2009.  As of December 31, 2009, 1,943,789 shares remain available for repurchase under this program.

Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 6, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 6, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information is incorporated by reference from our Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 6, 2010.

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

4.5	—
Purchase and Exchange Agreement dated May 14, 2009, by and among the Registrant, Grace Brothers, Ltd., and Bigstar International, LLC, filed as Exhibit T3E to the Registrant’s Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 14, 2009).

4.6	—
Indenture dated June 30, 2009 by and among the Registrant, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Registrant’s 10% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 30, 2009).

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
Amended and Restated Management Agreement dated July 30, 2009 between the Registrant and Silverleaf Club (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2009).

10.4	—
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

10.6	—
Master Club Agreement, dated November 13, 1997, between Master Club and Fox River Resort Club (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.7	—
Silverleaf Club Agreement dated September 25, 1997, between Registrant and Timber Creek Resort Club (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-Q for quarter ended September 30, 1997).

10.8	—
Silverleaf Club Agreement, dated January 5, 1998, between Silverleaf Club and Oak N' Spruce Resort Club (incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1997).

10.9	—
Management Agreement dated October 13, 1998, by and between the Registrant and Eagle Greens, Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for quarter ended September 30, 1998).

10.10	—
Developer Transfer Agreement dated as of December 19, 2003 between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 29, 2003).

10.11	—
Amendment No. 1 dated as of March 28, 2005 to Developer Transfer Agreement between the Registrant and Silverleaf Finance II, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on March 31, 2005).

10.12	—
Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2003).

10.13	—
Amendment No. 1 dated as of March 28, 2005 to Loan and Security Agreement between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on March 31, 2005).

10.14	—
Defined Terms to Transfer Agreement and Loan and Security Agreement dated as of December 19, 2003 between Silverleaf Finance II, Inc. and Textron Financial Corporation (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2003).

10.15	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).
10.16	—	2008 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 31, 2008).

10.17	—
Form of Services Agreements dated as of March 8, 2005 between the Registrant and the Purchasers of the water utilities and waste water facilities at the Registrant’s resorts in Texas, Missouri and Illinois (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on March 16, 2005).

10.18	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on May 5, 2005).

10.19	—
First Amendment to Receivables Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.7 to Form 10-Q for the period ended March 31, 2006).

10.20	—
Third Amendment to Receivables Loan and Security Agreement dated as of April 1, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 7, 2008).

10.21	—
Fourth Amendment to Receivables Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 11, 2008).

10.22	—
Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.8 to Form 10-Q for the period ended March 31, 2006).

10.23	—
First Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 11, 2008).

10.24	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc. dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.25	—
First Amendment to Loan and Security Agreement-Receivables dated as of October 6, 2006, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on October 6, 2006).

10.26	—
Letter Modification Agreement to Loan and Security Agreement-Receivables dated as of March 1, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.62 to Registrant’s Form 10-K for year ended December 31, 2006).

10.27	—
Second Amendment to Loan and Security Agreement-Receivables dated June 4, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on June 10, 2008).

10.28	—
Third Amendment to Loan and Security Agreement – Receivables dated as of September 18, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 23, 2008).

10.29	—
Indenture dated as of March 2, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 8, 2006).

10.30	—
First Supplement to Indenture dated as of December 22, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2006).

10.31	—
Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.32	—
Third Supplement to Indenture dated as of February 12, 2010, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 17, 2010).

10.33	—
Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 between the Registrant, Silverleaf Finance IV, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2006).

10.34	—
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.35	—
Second Amendment to Amended and Restated Sale and Servicing Agreement dated as of February 12, 2010, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 17, 2010).

10.36	—
Annex AAmended and Restated Defined Terms to Indenture and Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2006).

10.37	—
Indenture dated as of August 1, 2006 between the Registrant, Silverleaf Finance V, L.P., Silverleaf Finance V, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on August 31, 2006).

10.38	—	Standard Definitions to Indenture and Transfer Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on August 31, 2006).
10.39	—	Transfer Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on August 31, 2006).
10.40	—	Loan Sale Agreement dated as of August 1, 2006 between the Registrant and Silverleaf Finance V, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on August 31, 2006).
10.41	—
Consolidated, Amended and Restated Loan and Security Agreement dated as of February 21, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for the year ended December 31, 2006).

10.42	—
Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated October 31, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.59 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.43	—
Second Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of May 20, 2008 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on June 10, 2008).

10.44	—
Third Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of May 8, 2009 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 11, 2009).

10.45	—	Loan and Security Agreement dated September 28, 2007 between the Registrant and Liberty Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 4, 2007).
10.46	—
Letter Agreement dated November 15, 2007 to Loan and Security Agreement between the Registrant and Liberty Bank (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.47	—	First Amendment to Loan and Security Agreement dated as of July 2, 2008 between the Registrant and Liberty Bank (incorporated by reference to Registrant’s Form 8-K filed on July 8, 2008).
10.48	—
Indenture dated as of June 1, 2008 between the Registrant, Silverleaf Finance VI, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 10, 2008).

10.49	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 10, 2008).
10.50	—	Transfer Agreement dated as of June 1, 2008 between the Registrant and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 10, 2008).
10.51	—
Loan Sale Agreement dated as of June 1, 2008 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 10, 2008).

10.52	—	Amended and Restated Employment Agreement dated March 4, 2008 between the Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 1, 2008).
10.53	—
Extension of Amended and Restated Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 5, 2010).

10.54	—	Amended and Restated Employment Agreement dated May 7, 2009 between the Registrant and Sharon K. Brayfield (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on May 12, 2009).
10.55	—
Extension of Amended and Restated Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Sharon K. Brayfield (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed on March 5, 2010).

10.56	—
Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 5, 2010).

10.57	—	Employment Agreement dated March 8, 2007 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 12, 2007).
10.58	—
Extension of Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 5, 2010).

10.59	—	Amended and Restated Employment Agreement dated March 4, 2008 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 1, 2008).
10.60	—
Extension of Amended and Restated Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on March 5, 2010).

*10.61	—	Letter Extension Agreement to First Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of February 4, 2010, between the Registrant and CapitalSource Finance LLC.
*12.1	—	Computation of Ratio of Earnings to Fixed Charges.
14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K for year ended December 31, 2003).
*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.
*23.1	—	Consent of BDO Seidman, LLP.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 8, 2010.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name:	Robert E. Mead
Title:	Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD	Chairman of the Board and	March 8, 2010
Robert E. Mead	Chief Executive Officer
(Principal Executive Officer)

/s/ HARRY J. WHITE, JR.	Chief Financial Officer	March 8, 2010
Harry J. White, Jr.

/s/ J. RICHARD BUDD	Director	March 8, 2010
J. Richard Budd

/s/ JAMES B. FRANCIS, JR.	Director	March 8, 2010
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH	Director	March 8, 2010
Herbert B. Hirsch

/s/ MICHAEL A. JENKINS	Director	March 8, 2010
Michael A. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
March 8, 2010

SILVERLEAF RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
ASSETS	2008	2009

Cash and cash equivalents	$11,431	$13,905
Restricted cash	22,623	20,668
Notes receivable, net of allowance for uncollectible notes of $76,696 and $94,585, respectively	320,306	354,659
Accrued interest receivable	4,154	4,686
Investment in special purpose entity	4,908	—
Amounts due from affiliates	1,738	1,587
Inventories	190,318	196,010
Land, equipment, buildings, and leasehold improvements, net	55,393	51,117
Prepaid and other assets	33,951	23,856

TOTAL ASSETS	$644,822	$666,488

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$12,701	$8,527
Accrued interest payable	2,380	2,264
Unearned samplers	6,247	6,501
Income taxes payable	1,942	706
Deferred income taxes	35,114	35,342
Notes payable and capital lease obligations	369,071	395,017
Senior subordinated notes	23,121	17,956

Total Liabilities	450,576	466,313

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and outstanding at December 31, 2008 and 2009	381	381
Additional paid-in capital	112,976	113,447
Retained earnings	80,889	86,347

Total Shareholders' Equity	194,246	200,175

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$644,822	$666,488

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2008	2009

Revenues:
Vacation Interval sales	$235,135	$256,300	$240,961
Estimated uncollectible revenue	(40,071)	(63,051)	(80,322)
Net sales	195,064	193,249	160,639

Interest income	53,019	61,077	64,834
Management fee income	2,806	3,121	3,721
Other income	4,141	6,515	7,621
Total revenues	255,030	263,962	236,815

Costs and Operating Expenses:
Cost of Vacation Interval sales	23,027	24,903	22,161
Sales and marketing	119,679	135,059	125,800
Operating, general and administrative	39,101	41,154	44,513
Depreciation	3,511	4,929	6,224
Interest expense and lender fees:
Related to receivables-based credit facilities	19,285	22,213	21,864
Related to other indebtedness	5,325	6,341	7,191
Total costs and operating expenses	209,928	234,599	227,753

Income before provision for income taxes	45,102	29,363	9,062
Provision for income taxes	17,398	11,437	3,604

Net Income	$27,704	$17,926	$5,458

Basic net income per share	$0.73	$0.47	$0.14

Diluted net income per share	$0.70	$0.46	$0.14

Weighted average basic common shares outstanding	37,811,387	38,037,635	38,146,943

Weighted average diluted common shares outstanding	39,417,017	38,897,619	39,017,955

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock
	Number of Shares Issued	$0.01Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock
					Shares	Cost	Total

January 1, 2007	37,808,154	$378	$112,555	$35,259	—	$—	$148,192

Stock-based compensation	—	—	142	—	—	—	142
Exercise of stock options	10,000	—	3	—	—	—	3
Net income	—	—	—	27,704	—	—	27,704

December 31, 2007	37,818,154	378	112,700	62,963	—	—	176,041
		`
Stock-based compensation	—	—	272	—	—	—	272
Purchases of treasury shares	—	—	—	—	56,211	(108)	(108)
Exercise of stock options	328,789	3	4	—	(56,211)	108	115
Net income	—	—	—	17,926	—	—	17,926

December 31, 2008	38,146,943	381	112,976	80,889	—	—	194,246

Stock-based compensation	—	—	471	—	—	—	471
Net income	—	—	—	5,458	—	—	5,458

December 31, 2009	38,146,943	$381	$113,447	$86,347	—	$—	$200,175

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2008	2009

OPERATING ACTIVITIES:
Net income	$27,704	$17,926	$5,458
Adjustments to reconcile net income to net cash used in operating activities:
Estimated uncollectible revenue	40,071	63,051	80,322
Deferred income taxes	12,780	4,651	228
Depreciation	3,511	4,929	6,224
Debt discount amortization	—	2,180	2,668
Gain on sale of land held for sale	(242)	—	—
Gain on early extinguishment of debt	—	(250)	(316)
Loss on disposal of property and equipment, net	—	—	183
Stock-based compensation	142	272	471
Cash effect from changes in operating assets and liabilities:
Restricted cash	1,547	(1,942)	1,371
Notes receivable	(100,261)	(93,450)	(106,471)
Accrued interest receivable	(808)	(410)	(532)
Investment in special purpose entity	5,693	2,407	4,908
Amounts due from affiliates	(353)	(380)	151
Inventories	(31,429)	(11,130)	(5,692)
Prepaid and other assets	(7,398)	(1,955)	10,095
Accounts payable and accrued expenses	6,879	(7,590)	(4,082)
Accrued interest payable	678	(90)	(116)
Unearned Vacation Interval sales	296	(296)	—
Unearned samplers	676	(674)	254
Income taxes payable	619	1,160	(1,236)
Net cash used in operating activities	(39,895)	(21,591)	(6,112)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(17,050)	(19,523)	(2,223)
Proceeds from sale of land held for sale	242	—	—
Net cash used in investing activities	(16,808)	(19,523)	(2,223)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	181,311	339,430	271,932
Payments of debt and capital leases	(124,299)	(292,197)	(261,707)
Restricted cash reserved for payments of debt	1,408	(7,865)	584
Proceeds from exercise of stock options	3	115	—
Purchases of treasury shares	—	(108)	—
Net cash provided by financing activities	58,423	39,375	10,809

Net change in cash and cash equivalents	1,720	(1,739)	2,474

CASH AND CASH EQUIVALENTS:
Beginning of period	11,450	13,170	11,431

End of period	$13,170	$11,431	$13,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$21,627	$22,485	$21,545
Income taxes paid	$7,755	$4,793	$4,895
Income tax refund	$—	$1,646	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$552	$1,072	$—
Land, equipment, buildings, and leasehold improvements acquired through seller financing	$1,100	$—	$—
Inventories acquired through financing	$—	$—	$1,852

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2008, and 2009

1.	NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the “Company,” “Silverleaf,” “we,” or “our”), is in the business of marketing and selling vacation intervals (“Vacation Intervals”).  Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements.  We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the “Existing Resorts”) and our one hotel property, The Pinnacle Lodge, as of December 31, 2009, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”).  Each Club (other than Orlando Breeze) operates through a centralized organization, Silverleaf Club, to manage the Existing Resorts on a collective basis.  Orlando Breeze has its own club, (“Orlando Breeze Resort Club”), which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.  Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the twelve Existing Resorts that it oversees.  All costs of operating these Existing Resorts, including management fees paid to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities and revenue-producing assets at these Existing Resorts.  Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided.  We evaluate the Clubs in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) “Variable Interest Entities – Initial Measurement.”  As the Clubs are not-for-profit entities, consolidation is not required.

In addition to Vacation Interval sales revenues, we generate revenue from interest income derived from operating activities, management fees received from Silverleaf Club, and other sources.  All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements as of and for the years ended December 31, 2007, 2008, and 2009 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Berkshires, Inc., People Really Win Sweepstakes, Inc., Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and Silverleaf Finance VI, LLC (“SF-VI”).  SF-II, SF-IV, SF-V, and SF-VI are all described in more detail in Note 8.

2.	SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates — The preparation of these consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance III, LLC (“SF-III”), our wholly-owned off-balance-sheet qualified special purpose finance subsidiary, which we dissolved in October 2009.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Timeshare Accounting Practices — We follow industry specific guidance as required by FASB ASC “Real Estate – Timesharing Activities.”  In general, this accounting standard provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of December 31, 2009,  no sales were deferred related to the percentage-of-completion method.

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

Credit losses represent three varieties as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory,
•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent, and
•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product or when a portion of a customer’s note obligation is relieved.

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

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which was a qualified special purpose entity (“SPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former qualified SPE which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes.  In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of the cleanup call.  We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our books at fair value.  See Note 8 regarding the dissolution of SF-III.  The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continued to service these timeshare receivables and received fees for our services.  As such fees approximated both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We accounted for and evaluated the investment in our SPE in accordance with the following FASB ASC topics, as applicable: “Transfers and Servicing,” “Beneficial Interests in Securitized Financial Assets,” “Investments – Debt and Equity Securities,” and “Fair Value Measurements and Disclosures.”  See Note 13 for disclosures regarding the fair value measurement of the investment in our SPE.

In accordance with FASB ASC “Transfers and Servicing,” our bases for classifying SF-III as a qualified SPE were (i) SF-III was demonstrably distinct from the transferor as dissolution of the SPE would have required an affirmative vote of 100% of the SPE’s Board of Directors, one of which had to be independent, (ii) prescribed restrictions on permitted activities sufficiently limited the SPE’s authority, and (iii) financial assets transferred to the SPE were passive in nature.

Prior to the dissolution of SF-III in October 2009, the fair value of the investment in our SPE was estimated based on the present value of future cash flows we expected to receive from the notes receivable sold.  At the time of dissolution, we utilized the following key assumptions to estimate the fair value of such cash flows: customer prepayment rate (including expected accounts paid in full as a result of upgrades) – 15.9% to 23.9%; expected credit losses – 16.2%; discount rate – 0% to 44.9%; base interest rate – 5.37%; and loan servicing fees – 1.75%.  Our assumptions were based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.  Such assumptions were assessed quarterly and, if necessary, adjustments were made to the carrying value of the investment in our SPE on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest.  The carrying value of the investment in our SPE represented our maximum exposure to loss regarding our involvement with our SPE.  We periodically reviewed the carrying value of the investment in our SPE for impairment to ensure that the carrying value did not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At December 31, 2009, the estimated costs not yet incurred but expected to complete promised amenities was $708,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets - We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairment for our long-lived assets in the years ended December 31, 2007, 2008, and 2009.  On January 1, 2009, we adopted the FASB ASC “Fair Value Measurements and Disclosures,” which resulted in additional disclosures for land, equipment, buildings, and leasehold improvements.  See Note 13.

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

During the years ended December 31, 2007, 2008, and 2009, we wrote off predevelopment costs associated with potential land acquisitions of $1.0 million, $1.1 million, and $2.7 million, respectively.  Such costs were recorded in prepaid and other assets and were written off to operating, general and administrative expense.

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements.  A provision or benefit is recognized for deferred income taxes relating to such temporary differences, and is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The effect of income tax positions are recorded only if those positions are “more likely than not” of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Although we do not currently have any material charges related to interest and penalties, such costs, if incurred, are reported within the provision for income taxes.  Our federal tax return includes all items of income, gain, loss, expense, and credit of SF-III, which was a non-consolidated subsidiary for reporting purposes and a disregarded entity for federal income tax purposes.  We had a tax sharing agreement with SF-III.

We file U.S. federal income tax returns as well as income tax returns in various states.  We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2005, although carryforward attributes that were generated prior to 2005 may still be subject to examination.  For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2005.  In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2004.

As of December 31, 2009, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of December 31, 2009, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy.  Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our derivatives in earnings.  The amounts recognized for such derivatives for the years ended December 31, 2007, 2008, and 2009 were not significant.

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

Outstanding stock options totaling approximately 2.0 million, 3.6 million, and 1.3 million were dilutive securities that were included in the computation of diluted earnings per share at December 31, 2007, 2008, and 2009, respectively.  Outstanding stock options totaling 492,000, 229,000, and 2.3 million were not dilutive at December 31, 2007, 2008, and 2009, respectively, because the exercise price for such options exceeded the market price for our common shares.

Stock-Based Compensation — We account for stock-based compensation expense in accordance with FASB ASC “Compensation – Stock.” We recognize stock-based compensation expense for all stock options granted over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

Reclassifications — Certain amounts in the consolidated financial statements for the year ended December 31, 2008 have been reclassified to conform to the presentation format adopted in 2009. These reclassifications have no effect on the net income or financial position previously reported.

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

Interim Disclosures – Fair Value of Financial Instruments – We adopted the amendment to FASB ASC “Interim Disclosures about Fair Value of Financial Instruments” in the second quarter of 2009.  This amendment requires the existing disclosure requirements related to the fair value of financial instruments be extended to interim periods that were previously only required in annual financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  Additional disclosures were included in our Form 10-Q for both the second and third quarters of 2009.

Subsequent Events – We adopted FASB ASC “Subsequent Events” in the second quarter of 2009.  This accounting standard establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  Consistent with the requirements of this accounting standard for public entities, we evaluate subsequent events through the date the financial statements are issued.  FASB ASC “Subsequent Events” should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  The adoption of this accounting standard in the second quarter of 2009 did not impact our consolidated financial position, results of operations, or cash flows.  The FASB amended this accounting guidance in March 2010, effective immediately, to exclude public entities from the requirement to disclose the date on which subsequent events have been evaluated.  In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.  As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-K.

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

Consolidation of Variable Interest Entities – In June 2009, the FASB issued FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities.”  This amendment changes the consolidation guidance applicable to SPEs.  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of an SPE and therefore required to consolidate the SPE by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the SPE that could potentially be significant to the SPE.  This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of an SPE, whereas such reassessments were previously required only when specific events had occurred.  In addition, qualified SPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” will be subject to the provisions of this amendment.  The amendment also requires enhanced disclosures about an enterprise’s involvement with an SPE.  This accounting standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The adoption of this standard on January 1, 2010, will not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated SPEs (SF-II, SF-IV, SF-V, and SF-VI).  In addition, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our wholly-owned off-balance-sheet special purpose finance subsidiary, effective October 30, 2009, which resulted in the dissolution of SF-III.

FASB Accounting Standards Codification – In June 2009, the FASB issued FASB ASC “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the FASB ASC and any accounting literature not included in the FASB ASC will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  This accounting standard is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with our third quarter 2009 report on Form 10-Q, all references made to GAAP in our consolidated financial statements now reference the new FASB ASC.  This accounting standard does not change or alter existing GAAP and, therefore, did not impact our consolidated financial position, results of operations, or cash flows.

3.	CONCENTRATIONS OF RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $439.5 million at December 31, 2009, have a fixed-to-floating debt ratio of 20% fixed to 80% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.

At December 31, 2009, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable.  We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval.  We bear the risk of defaults on these promissory notes.  Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further.  Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 33.3% for 2009 from 24.6% for 2008.  However, if default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 80% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates remained fairly constant throughout 2009, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at December 31, 2009 would result in a fair value decrease of approximately $14.8 million on our notes receivable portfolio.  The impact of a one-point effective interest rate change on the $308.8 million balance of variable-rate debt instruments at December 31, 2009 would be approximately $688,000 on our results of operations, after income taxes, for the year ended December 31, 2009, or approximately $0.02 per diluted common share.

To partially offset potential increases in interest rates, we have executed two interest rate swaps related to our conduit loan with SF-II, with fixed rates of 7.04% and 7.90%, for a total notional amount of $3.2 million at December 31, 2009.  Such interest rate swaps relate to agreements that expire between September 2011 and March 2014.  Our variable funding note (“VFN”) with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at December 31, 2009 was $111.8 million.  In February 2010, the maturity date of such VFN was extended to February 2013, as discussed in Note 17, “Subsequent Events.”

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

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable at December 31, 2008 and 2009 was 16.7% and 16.8%, respectively, with individual rates ranging from 0% to 17.5%.  As of December 31, 2009, $3.8 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $2.5 million and $3.1 million at December 31, 2008 and 2009, respectively, and are non-interest bearing.

Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable. We ceased accruing interest on delinquent notes of $53.2 million and $59.9 million as of December 31, 2008 and 2009, respectively, as collection of interest on such notes was deemed improbable.

Notes receivable are scheduled to mature as follows at December 31, 2009 (in thousands):

2010	$54,148
2011	51,956
2012	57,947
2013	60,453
2014	62,024
Thereafter	162,879
Notes receivable, gross	449,407
Less allowance for uncollectible notes	(94,585)
Less discount on notes receivable	(163)
Notes receivable, net	$354,659

There were no notes sold with recourse during the years ended December 31, 2007, 2008, and 2009.

In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III, our former wholly-owned off-balance-sheet qualified special purpose finance subsidiary, and paid off the SF-III credit facility.  We dissolved SF-III simultaneously with the execution of this transaction.  See Note 8 regarding the dissolution of SF-III.  The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we serviced these timeshare receivables and received fees for our services equal to 1.75% of eligible timeshare receivables held by the facility.  Such fees were $854,000, $491,000, and $239,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

Except for the repurchase of notes that failed to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to SF-III.  As the servicer of notes receivable sold to SF-III, we were obligated to foreclose upon Vacation Intervals securing defaulted note receivables.  Although we were not obligated, we could purchase foreclosed Vacation Intervals for net fair market value, which could not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval.  For the years ended December 31, 2007, 2008, and 2009, we paid $1.2 million, $639,000, and $1.1 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.

In the event cash flows from the notes receivable held by SF-III were sufficient to pay all debt service obligations, fees, and expenses, we received distributions from SF-III.  Such distributions were $8.6 million, $3.6 million, and $3.4 million during the years ended December 31, 2007, 2008, and 2009, respectively.

We consider accounts over 60 days past due to be delinquent.  As of December 31, 2009, $8.5 million of notes receivable, net of accounts charged off, were considered delinquent.  An additional $37.8 million of notes receivable, of which $26.3 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

The activity in gross notes receivable is as follows for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009

Balance, beginning of period	$297,835	$359,035	$397,002
Sales	181,048	183,371	197,852
Collections	(80,787)	(89,921)	(83,014)
Receivables charged off, gross	(39,061)	(55,483)	(62,433)
Balance, end of period	$359,035	$397,002	$449,407

We provide for estimated Vacation Interval defaults at the time the Vacation Interval revenue is recorded as a reduction to Vacation Interval sales.  The estimated uncollectible revenue represents gross losses for newly originated Vacation Interval sales. Estimated inventory recoveries are a component of the relative sales value method in determining cost of sales.

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009

Balance, beginning of period	$68,118	$69,128	$76,696
Estimated uncollectible revenue	40,071	63,051	80,322
Receivables charged off, gross	(39,061)	(55,483)	(62,433)
Balance, end of period	$69,128	$76,696	$94,585

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially from 24.6% for 2008 to 33.3% for 2009.  As cancellations during the year 2009 exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes, we projected this trend to continue for the near term.  Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009, above the 25.9% provision rate we had estimated in prior months.  Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.  We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

The allowance for uncollectible notes as a percentage of gross notes receivable was 19.3% and 21.0% as of December 31, 2008 and 2009, respectively.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

5.	INVENTORIES

Inventories consist of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Timeshare units	$105,627	$105,514
Amenities	54,053	53,927
Land	29,963	34,123
Other	675	2,446
Total	$190,318	$196,010

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years.  Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6.	LAND, EQUIPMENT, BUILDINGS, AND LEASEHOLD IMPROVEMENTS

Land, equipment, buildings, and leasehold improvements consist of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Land	$2,734	$2,734
Vehicles and equipment	10,677	10,624
Office equipment and furniture	39,642	41,150
Buildings and leasehold improvements	48,191	48,628
	101,244	103,136
Less accumulated depreciation	(45,851)	(52,019)
Land, equipment, buildings, and leasehold improvements, net	$55,393	$51,117

Depreciation expense for the years ended December 31, 2007, 2008, and 2009 was $3.5 million, $4.9 million, and $6.2 million, respectively, which includes amortization of equipment acquired under capital leases.

7.	INCOME TAXES

Income tax expense consists of the following components for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Current income tax expense – Federal	$3,836	$5,697	$2,631
Current income tax expense – State	782	1,089	745
Total current income tax expense	4,618	6,786	3,376

Deferred income tax expense – Federal	11,391	4,187	30
Deferred income tax expense – State	1,389	464	198
Total deferred income tax expense	12,780	4,651	228

Total income tax expense	$17,398	$11,437	$3,604

A reconciliation of income tax expense on reported pre-tax income at statutory rates to actual income tax expense for the years ended December 31, 2007, 2008, and 2009 is as follows (in thousands):

	2007		2008		2009
	Dollars	Rate	Dollars	Rate	Dollars	Rate
Federal income tax expense at statutory rates	$15,786	35.0%	$10,277	35.0%	$3,172	35.0%
State income taxes, net of Federal income tax benefit	1,579	3.5%	1,069	3.6%	335	3.7%
Permanent differences	77	0.2%	137	0.5%	229	2.5%
Other	(44)	(0.1)%	(46)	(0.2)%	(132)	(1.4)%
Total income tax expense	$17,398	38.6%	$11,437	38.9%	$3,604	39.8%

Deferred income tax assets and liabilities as of December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009
Deferred tax liabilities:
Depreciation	$1,305	$1,690
Installment sales income	105,641	109,547
Total deferred tax liabilities	106,946	111,237

Deferred tax assets:
Net operating loss carryforward – pre exchange offer	5,900	4,432
Net operating loss carryforward – post exchange offer	45,068	47,446
AMT tax credit	20,185	23,317
Other	679	700
Total deferred tax assets	71,832	75,895

Net deferred tax liability	$35,114	$35,342

For regular federal income tax purposes, we report substantially all of the Vacation Interval sales we finance under the installment method.  Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable.  The deferral of income tax liability conserves cash resources on a current basis.  Interest is imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the payment is received.  If we are not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year.  The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred income taxes related to the installment method as the interest expense is not reasonably estimable.  As we expect to realize our deferred tax assets on a “more likely than not” basis, we do not currently have a valuation reserve for deferred income taxes.

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

Federal net operating losses (“NOLs”) of $143.3 million existing at December 31, 2009 expire between 2020 and 2021.  Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a 2002 corporate restructuring, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred.  As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years.  This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code.  The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate.  We believe that $10.9 million of our net operating loss carryforwards as of December 31, 2009 were subject to the Section 382 limitations.

The following table summarizes approximate net operating loss carryforwards and related expiration dates at December 31, 2009 (in thousands):

Expiration Dates
2020	$115,848
2021	27,455
$143,303

8.	DEBT

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2008 and 2009 (in thousands):

	2008	2009	Revolving Term	Maturity	Interest Rate	Interest Rate Floor
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below).	$31,284	$29,035	1/31/11	1/31/13	Prime	6.00%
$20 million receivables-based revolver	9,746	16,886	6/30/10	6/30/10	Prime + 0.75%	6.25%
$50 million receivables-based revolver	5,789	28,439	8/31/11	8/31/14	Prime	6.00%
$72.5 million receivables-based revolver	43,504	52,696	7/02/10	7/02/13	LIBOR + 2.40%	5.25%
$150 million receivables-based non-revolver, with an interest rate cap of 7.5%	70,183	111,824	—	9/12/11	Prime	—
$66.4 million receivables-based non-revolving conduit loan	6,549	2,021	—	3/22/14	7.035%	—
$26.3 million receivables-based non-revolving conduit loan	4,140	1,621	—	9/22/11	7.90%	—
$128.1 million receivables-based non-revolver	43,526	24,163	—	7/16/18	6.70%	—
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $3.2 million	84,885	51,767	—	3/16/20	7.263%	—
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	28,407	24,674	1/31/10	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory loan agreement	34,464	45,198	4/30/10	4/30/12	Prime + 1.50%	7.00%
Various notes, due from September 2011 through August 2016, collateralized by various assets with interest rates ranging from 6.0% to 7.0%	4,684	5,700	—	various	various	—
Total notes payable	367,161	394,024
Capital lease obligations	1,910	993	—	various	various	—
Total notes payable and capital lease obligations	369,071	395,017

8.0% senior subordinated notes	23,121	7,956	—	4/01/10	8.00%	—
10.0% senior subordinated notes	—	10,000	—	4/01/12	10.00%	—
Total senior subordinated notes	23,121	17,956

Total	$392,192	$412,973

At December 31, 2009, the Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.23%.  Our weighted average cost of borrowings for the year ended December 31, 2008 was 6.8% compared to 6.0% for the year ended December 31, 2009.

At December 31, 2009, our senior credit facilities provided for loans of up to $439.5 million, of which $51.2 million was available for future advances.  The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of December 31, 2009 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$173,409	$127,056
Receivables-Based Non-Revolvers	191,396	191,396
Inventory Loans	74,674	69,872
Subtotal Senior Credit Facilities	439,479	388,324
Senior Subordinated Debt	17,956	17,956
Other Debt	6,693	6,693
Grand Total	$464,128	$412,973

During 2008, we amended our $50 million receivables-based revolver to reduce availability to $20 million and extend the revolving term and maturity date from April 2008 to June 2010, with the option to extend for a one-year term.  The interest rate on the receivables facility remained the same at the Prime rate plus 0.75%, with the addition of a Prime rate floor of 5.5%.  We also amended our inventory facility with this same senior lender to increase availability from $30 million to $50 million and extend the revolving period from April 2009 to April 2010 and the maturity date from April 2011 to April 2012, with the option to extend both for additional one-year terms.  The interest rate on the inventory facility remained the same at the Prime rate plus 1.5%, with the addition of a Prime rate floor of 5.5%.  Regarding the inventory facility, the financial covenant for the maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .55 to 1 to .60 to 1.  In addition, in the event that this ratio is no longer required to be tested under our $100 million consolidated receivables, inventory, and acquisition revolving line of credit with another of our senior lenders, this covenant would no longer be required by this senior lender.

During 2008, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated special purpose finance subsidiary, Silverleaf Finance VI, LLC.  SF-VI was formed for the purpose of issuing approximately $115.4 million of its Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) in a private offering and sale through certain financial institutions.  The Series 2008-A Notes were issued in seven classes with a blended coupon rate of 7.263% and at discounts totaling approximately $8.0 million.  These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 11.2% at December 31, 2009.  The Series 2008-A Notes have a maturity date of March 2020.  As discussed below, credit facilities with certain of our other senior lenders have been amended to modify the availability under the loan agreements as a result of such lenders’ participation in the securitization.

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

During 2008, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit. The availability under the acquisition loan component of the $100 million line of credit was reduced from $20 million to $10 million.  The total availability under the facility was reduced by the aggregate of the outstanding principal balance of the Series 2008-A Notes owned by the senior lender, which was $19.0 million at December 31, 2009, and an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities provided by the senior lender to SF-II, which was $382,000 at December 31, 2009.  The interest rate on the acquisition line was increased from Prime rate plus 1% to Prime rate plus 3%, with the addition of an 8% floor.  The interest rate on the receivables line remained Prime rate, with the addition of a 6% floor.  The interest rate on the inventory line remained Prime rate plus 1%, with the addition of a 6% floor. In addition, certain financial covenants were also modified.  The maximum allowable limit on the ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1.  The interest coverage ratio of at least 1.25 to 1 was modified to calculate the ratio based upon a trailing twelve-month period as opposed to a calculation based upon the calendar quarter as previously required.

During 2008, we amended our $37.5 million receivables-based revolver to increase availability to $72.5 million, extend the revolving period from September 2009 to July 2010, and extend the maturity date from September 2012 to July 2013, or if the revolving period is further extended, 36 months from the expiration of the revolving period.  The financial covenant for the maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .60 to 1.  The interest rate on the receivables facility remained unchanged at the LIBOR rate plus 2.40%, with the addition of a LIBOR floor of 2.85%.

During 2008, we amended our $35 million revolving receivables credit facility to increase availability to $50 million, extend the revolving period from December 2008 to August 2011, and extend the maturity date from December 2011 to August 2014.  The commitment for financing of our receivables is the lesser of a) $50 million or b) the amount by which $75 million exceeds the aggregate amount outstanding under the Series 2008-A Notes purchased by the senior lender, which was $14.3 million at December 31, 2009.  The interest rate on our amended receivables line remained Prime rate with a 6% floor.  In addition, certain financial covenants were modified under the terms of the amendment.  The maximum allowable limit on the four-quarter cumulative ratio of sales and marketing expense to revenue from the sale of Vacation Intervals was increased from .57 to 1 to .62 to 1.  The tangible net worth minimum was increased from $108 million to $150 million.

During 2008, we retired $1.6 million of 8.0% senior subordinated notes, due April 2010, for $1.3 million in open-market transactions, which resulted in a gain of $250,000.

In May 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit.  The revolving loan term of the receivables component was extended from January 2010 to January 2011.  The maximum aggregate commitment under the facility was reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009.  The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements.  The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements was reduced from $50 million to $30 million effective July 8, 2009, and was further reduced to $25 million effective December 31, 2009.  The commitment on the acquisition line remained the same at $10 million.  The total availability under the facility will continue to be reduced by (a) the aggregate outstanding principal balance of the Series 2008-A Notes owned by this senior lender, which was $19.0 million at December 31, 2009, and (b) an amount equal to 10.5% of the outstanding principal balance of the two conduit loan facilities provided by this senior lender to SF-II, which was $382,000 at December 31, 2009.  The maturity dates and interest rates for all three components remained the same.

During 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010 (the “Old Notes”), for $1.4 million in open-market transactions, which resulted in a gain of $316,000. Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of the Old Notes for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000.  The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012. Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000.  The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through maturity at April 1, 2010, at which time the remaining principal will be paid.  Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

In September 2009, in accordance with the terms of the agreement, the revolving term of our $150 million receivables-based credit facility expired and the interest rate on the outstanding balance increased from one-month LIBOR plus 1.25% to Prime.  In February 2010, we extended the funding period of this credit facility to February 2011, extended the maturity date to February 2013, and increased the interest rate from Prime to LIBOR plus 5.00%.  See Note 17, “Subsequent Events.”

In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III, our wholly-owned off-balance-sheet special purpose finance subsidiary, and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of this transaction.  We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our books at fair value.

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

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments.  The effect of these concessions is to extend the term of the customer notes.  Upon granting a concession, we consider the customer account to be current.  Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base.  As of December 31, 2008 and 2009, a total of $25.7 million and $26.3 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted.  In addition, as of December 31, 2008 and 2009, $2.1 million and $2.0 million, respectively, of cancelled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2009 (in thousands):

2010	$112,433
2011	96,748
2012	90,311
2013	82,458
2014	29,089
Thereafter	1,934
Total	$412,973

Principal maturities on our term securitizations (SF-II, SF-IV, SF-V, and SF-VI) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt.  Total interest expense and lender fees for the years ended December 31, 2007, 2008, and 2009 was $24.6 million, $28.6 million, and $29.1 million, respectively.  Interest of $2.1 million, $1.9 million, and $861,000 was capitalized to inventory during the years ended December 31, 2007, 2008, and 2009, respectively.

As of December 31, 2009, eligible customer notes receivable with a face amount of $411.6 million and interval inventory of $60.6 million were pledged as collateral.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities provide certain financial covenants that we must satisfy.  Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities.  As of and for the years ended December 31, 2007, 2008, and 2009, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

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

Such credit facilities also contain operating covenants as of December 31, 2009, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, maintain sales and marketing expenses as a percentage of Vacation Interval sales below 60% for the latest rolling 12 months (one senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio), maintain notes receivable delinquency rate below 10%, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, the latest quarter, and average of the last four quarters, maintain positive net income for each year-end, and for any two consecutive fiscal quarters, determined on an individual rather than an aggregate basis, maintain a leverage ratio of at least 6.0 to 1, and maintain a minimum weighted average FICO® Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO® score can be obtained; (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Existing Resorts; and (iv) refrain from modifying or terminating certain timeshare documents.  The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy.  At December 31, 2009, we are in compliance with these covenants.

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

Insurance Losses — On September 13, 2008, Hurricane Ike caused property damage and business interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas.  As a result, Seaside Resort was closed from September 10 through October 17, 2008 at which time we began taking reservations and gradually opening units.  The resort was fully operational by December 12, 2008.  Piney Shores Resort was closed from September 13 to September 25, 2008.  We maintain insurance that covers both physical damage and business-interruption losses.  In 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible.  No additional expenses related to this incident were incurred during the year ended December 31, 2009.  In November 2008, we received $1.3 million in business-interruption proceeds, which was recorded in other income.  In addition, we received $1.5 million and $879,000 in business-interruption proceeds in February 2009 and April 2009, respectively, which were recorded in other income at the time of receipt.  The April proceeds were received upon completion of our assessment of the full extent of business-interruption losses related to this hurricane.

Terminated Land Acquisition - We wrote off predevelopment costs associated with potential land acquisitions of $1.0 million, $1.1 million, and $2.7 million for the years ended December 31, 2007, 2008, and 2009, respectively.

Leases and Other Contractual Commitments - We have entered into noncancelable operating leases covering office and storage facilities and equipment, which expire at various dates through 2016.  The total rental expense charged to operations during the years ended December 31, 2007, 2008, and 2009 was $3.6 million, $4.8 million, and $5.3 million, respectively.  We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled lease and construction commitments as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Capital leases	$597	$345	$104	$18	$—	$—
Operating leases	2,445	2,104	1,618	1,478	1,454	2,676
Construction commitments	2,116	—	—	—	—	—
Total	$5,158	$2,449	$1,722	$1,496	$1,454	$2,676

Capital leases include $71,000 of future interest, using an approximate interest rate of 6.5%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2009.  Construction commitments of $2.1 million relate to the continued development of our resorts and will be funded via availability under our credit facilities.

Equipment acquired under capital leases consists of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Amount of equipment under capital leases	$3,434	$3,413
Less accumulated depreciation	(1,159)	(1,907)
	$2,275	$1,506

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

At December 31, 2009, we have options outstanding under three stock-based compensation plans.  Outstanding options have a graded vesting schedule, with shares vesting in equal increments over a three, four, or five-year period from the original grant date.  These options are exercisable at prices ranging from $0.29 to $7.31 per share and expire 10 years from the date of grant.

Stock option transactions during 2007, 2008, and 2009 are summarized as follows:

	2007		2008		2009
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options outstanding, beginning of year	2,823,807	$4.63	2,513,807	$3.28	3,790,307	$1.60
Granted	—	$—	2,000,000	$1.89	75,000	$1.52
Exercised	(10,000)	$0.32	(385,000)	$0.30	—	$—
Expired	(299,000)	$16.04	(338,500)	$17.30	(145,500)	$7.61
Forfeited	(1,000)	$23.47	—	$—	(81,000)	$2.30
Options outstanding, end of year	2,513,807	$3.28	3,790,307	$1.60	3,638,807	$1.34

Exercisable, end of year	2,424,807	$3.34	1,790,307	$1.27	2,035,057	$0.92

For stock options outstanding at December 31, 2009:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Aggregate Intrinsic Value
$7.31 - $7.31	2,000	$7.31	0.1	2,000	$7.31	$—
$3.59 - $3.69	75,000	$3.64	0.8	75,000	$3.64	$—
$1.86 - $1.89	1,925,000	$1.89	8.7	396,250	$1.89	$—
$1.62 - $1.62	267,000	$1.62	5.8	267,000	$1.62	$—
$1.52 - $1.52	75,000	$1.52	9.6	—	$1.52	$—
$0.29 - $0.32	1,294,807	$0.31	3.5	1,294,807	$0.31	$669,000
Total	3,638,807			2,035,057

The intrinsic value of stock options exercised during the years ended December 31, 2007 and 2008 was $54,000 and $683,000, respectively.  There were no stock options exercised during the year ended December 31, 2009.

We account for stock-based compensation expense in accordance with FASB ASC “Compensation – Stock.”  We recognize stock-based compensation expense for all stock options granted over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

On July 29, 2008, our shareholders approved our 2008 Stock Option Plan, which reserved for issuance up to two million shares of our common stock as either incentive or nonqualified stock options to our directors, officers, and key employees.  In August 2008, we granted 1,925,000 stock options under this plan of which 300,000 were nonqualified stock options granted to our directors and 1,625,000 were incentive stock options granted to certain officers and key employees.  These stock options have a fair value of $1.19. In September 2008, we granted the remaining 75,000 stock options that were reserved for issuance as incentive stock options.  These stock options have a fair value of $1.18.  The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 33.5% to 57.9%, a risk-free interest rate of 3.5%, expected life of 7 years, and no dividend yield.  The options granted to our officers and key employees will vest in equal increments over a five-year period.  The options granted to our directors will vest in equal increments over a four-year period.

During August 2009, a member of our Board of Directors resigned resulting in the forfeiture of 75,000 nonqualified stock options.  Such stock options were granted to a newly appointed director who filled the vacancy on our Board of Directors.  These stock options have a fair value of $1.13.  The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 53.5% to 73.2%, a risk-free interest rate of 3.4%, expected life of 7 years, and no dividend yield.  All options granted to our directors under the 2008 Stock Option Plan vest in equal increments over a four-year period.  The forfeiture and subsequent grant of the aforementioned 75,000 nonqualified stock options did not have a material impact on stock-based compensation recognized in 2009.

For the years ended December 31, 2007, 2008, and 2009, we recognized stock-based compensation expense of $142,000, $272,000, and $471,000, respectively.  As of December 31, 2009, unamortized stock-based compensation expense was $1.7 million, which will be fully recognized by the third quarter of 2013.

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions.  This stock repurchase program expires in July 2010.  We did not repurchase any treasury shares during 2009.  As of December 31, 2009, 1,943,789 shares remain available for repurchase under this program.

11.	RELATED PARTY TRANSACTIONS

At December 31, 2009, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis.  Each timeshare owners’ association (except for the Club at Orlando Breeze) has entered into a management agreement with Silverleaf Club, which authorizes the Clubs to manage the Existing Resorts.  Silverleaf Club has in turn entered into a management agreement with the Company, whereby we supervise the management and operations of the Existing Resorts. Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club.  However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement as well.  Our management agreements with Silverleaf Club and Orlando Breeze Resort Club provide for a maximum management fee equal to 15% of gross revenues of either Silverleaf Club or Orlando Breeze Resort Club, but our right to receive such a fee on an annual basis is limited to the net income of Silverleaf Club or Orlando Breeze Resort Club.  However, if we do not receive the maximum fee from Orlando Breeze Resort Club, such deficiency is deferred for payment to succeeding years, subject again to the annual net income limitation.  In July 2009, the Silverleaf Club management agreement was amended and restated to remove the requirement that Silverleaf Club pay the Company for any deficiencies in the management fees paid in prior years.  The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless cancelled by either party.

The Orlando Breeze Resort Club management agreement expires January 2011 and continues in successive 3-year terms thereafter unless cancelled by either party.  During the years ended December 31, 2007, 2008, and 2009, we recognized management fee income of $2.7 million, $3.0 million, and $3.6 million, respectively, related to Silverleaf Club.  During the years ended December 31, 2007, 2008, and 2009, we recognized management fee income of $135,000, $120,000, and $120,000, respectively, related to Orlando Breeze Resort Club.

The direct expenses of operating the resorts are paid by the Clubs.  To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs.  During the years ended December 31, 2007, 2008, and 2009, we incurred $406,000, $489,000, and $531,000, respectively, of expenses under these agreements.  Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs.  We charged the Clubs $3.6 million under these agreements in each of the years ended December 31, 2007, 2008, and 2009.

During the years ended December 31, 2007, 2008, and 2009, Silverleaf Club paid Silverleaf $444,000, $717,000, and $1.0 million, respectively, for Silverleaf Club members’ use of The Pinnacle Lodge hotel.  The amount the Club paid Silverleaf is based on the average room rate the hotel receives from outside parties.

The following schedule represents amounts due from affiliates at December 31, 2008 and 2009 (in thousands):

	2008	2009

Timeshare owners associations and other, net	$728	$696
Amount due from Silverleaf Club	144	891
Amount due from special purpose entities	866	—
Total amounts due from affiliates	$1,738	$1,587

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

The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short-term nature of the financial instruments.  The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates charged on similar current notes receivable.  The carrying value of notes payable approximates fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings.

Our 8.0% senior subordinated notes of $23.1 million and $8.0 million at December 31, 2008 and 2009, respectively, had estimated fair values of approximately $19.4 million and $6.6 million, respectively, based on recent early retirements of these notes.  At December 31, 2009, the fair value of our 10.0% senior subordinated notes approximates its carrying value of $10.0 million as these notes were issued in a private transaction in June 2009 in exchange for $10.0 million of the 8.0% senior subordinated notes.

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

The following table represents our assets measured at fair value on a recurring basis as of December 31, 2009 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3

Interest rate cap derivative	$—	$484	$—
Total	$—	$484	$—

Prior to the dissolution of SF-III in October 2009, the investment in our SPE was measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The activity in the investment in SPE is as follows for the years ended December 31, 2008 and 2009 (in thousands):

	2008	2009

Balance, beginning of period	$7,315	$4,908
Net investment returns	(2,407)	(4,908)
Balance, end of period	$4,908	$—

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the years ended December 31, 2007, 2008, and 2009, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

14.	SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-II, SF-IV, SF-V, and SF-VI, have guaranteed our 8.0% and 10.0% senior subordinated notes with balances of $8.0 million and $10.0 million, respectively, at December 31, 2009.  Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at December 31, 2008 and 2009, and no operations for the years ended December 31, 2007, 2008, and 2009.

15.	401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service.  The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds.  Employee contributions vest immediately.  We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis.  We incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2007, 2008, and 2009.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2008 and 2009 is set forth below (in thousands, except per share amounts):

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
Total revenues
2009	$63,164	$67,769		$52,785	$53,097
2008	$67,026	$69,068		$68,381	$59,487
Total costs and operating expenses
2009	$55,644	$63,132		$59,244	$49,733
2008	$54,919	$59,497		$63,625	$56,558
Net income (loss)
2009	$4,588	$2,727	$	(3,875)	$2,018
2008	$7,446	$5,886		$2,925	$1,669
Net income (loss) per common share: basic
2009	$0.12	$0.07	$	(0.10)	$0.05
2008	$0.20	$0.15		$0.08	$0.04
Net income (loss) per common share: diluted
2009	$0.12	$0.07	$	(0.10)	$0.05
2008	$0.19	$0.15		$0.07	$0.04

17.	SUBSEQUENT EVENTS

In February 2010, we extended our receivables-based revolving credit facility through SF-IV, our wholly-owned and fully consolidated special purpose finance subsidiary.  The initial maximum commitment amount of the variable funding note has been set at $106 million, which commitment amount decreases to $100 million on June 30, 2010.  The scheduled funding period under the VFN initially ended in September 2009, but has been reinstated and extended to February 2011.  The scheduled maturity date has been extended from September 2011 to February 2013.  The interest rate has increased from Prime to LIBOR plus 5.00%.  The scheduled funding period and scheduled maturity dates will revert back to their original dates of September 2009 and September 2011, respectively, on June 30, 2010, unless by that date either (i) Silverleaf or one of its affiliates has repurchased at least 90% of the receivables held as collateral for the VFN from the proceeds of a new securitization transaction, or (ii) Silverleaf has obtained an updated rating of the VFN by Moody’s or Standard & Poor’s rating service of Baa or BBB.

In February 2010, in accordance with the terms of the first amendment to the inventory facility dated June 2008, we extended our $50 million inventory line of credit with one of our senior lenders.  Both the revolving period and the maturity date of the facility were extended one year to April 2011, and April 2013, respectively.  The commitment on the line will remain the same at $50 million.

In March 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock, of which 1,943,789 shares remain available for repurchase.  This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011.