Form 10-Q
period 2010-03-31
SILVERLEAF RESORTS INC
filed 2010-05-07
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐    No ☒

As of May 7, 2010, 37,938,919 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Vacation Interval sales	$49,195	$58,658
Estimated uncollectible revenue	(13,947)	(14,606)
Net sales	35,248	44,052

Interest income	17,063	15,502
Management fee income	630	930
Other income	1,244	2,679
Total revenues	54,185	63,163

Costs and Operating Expenses:
Cost of Vacation Interval sales	2,562	5,980
Sales and marketing	27,405	30,758
Operating, general and administrative	9,727	10,435
Depreciation	1,618	1,356
Interest expense and lender fees:
Related to receivables-based credit facilities	6,065	5,595
Related to other indebtedness	1,780	1,519
Total costs and operating expenses	49,157	55,643

Income before provision for income taxes	5,028	7,520
Provision for income taxes	(1,961)	(2,933)

Net income	$3,067	$4,587

Basic net income per share	$0.08	$0.12

Diluted net income per share	$0.08	$0.12

Weighted average basic common shares	38,120,517	38,146,943

Weighted average diluted common shares	38,936,439	38,823,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)

Cash and cash equivalents (including from VIEs of $11 and $11, respectively)	$10,776	$13,905
Restricted cash (including from VIEs of $17,489 and $18,903, respectively)	19,344	20,668
Notes receivable, net of allowance for uncollectible notes of $90,338 and $94,585, respectively (including from VIEs of $189,605 and $204,813, respectively)	356,935	354,659
Accrued interest receivable (including from VIEs of $2,162 and $2,427, respectively)	4,485	4,686
Amounts due from affiliates (including from VIEs of ($220) and ($192), respectively)	3,832	1,587
Inventories	193,126	196,010
Land, equipment, buildings, and leasehold improvements, net	49,782	51,117
Prepaid and other assets (including from VIEs of $9,748 and $9,420, respectively)	24,270	23,856

TOTAL ASSETS	$662,550	$666,488

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses (including from VIEs of $20 and $22, respectively)	$10,822	$8,527
Accrued interest payable (including from VIEs of $898 and $813, respectively)	2,031	2,264
Unearned samplers	6,450	6,501
Income taxes payable	967	706
Deferred income taxes	37,040	35,342
Notes payable and capital lease obligations (including from VIEs of $175,668 and $191,395, respectively)	392,191	395,017
Senior subordinated notes	10,000	17,956

Total Liabilities	459,501	466,313

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and 37,938,919 shares outstanding at March 31, 2010 and 38,146,943 shares issued and outstanding at December 31, 2009	381	381
Additional paid-in capital	113,502	113,447
Retained earnings	89,414	86,347
Treasury stock, at cost, 208,024 shares at March 31, 2010 and none at December 31, 2009	(248)	-

Total Shareholders' Equity	203,049	200,175

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$662,550	$666,488

The abbreviation "VIEs" above represents Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total

January 1, 2010	38,146,943	$381	$113,447	$86,347	-	$-	$200,175

Stock-based compensation	-	-	55	-	-	-	55
Treasury stock	-	-	-	-	208,024	(248)	(248)
Net income	-	-	-	3,067	-	-	3,067

March 31, 2010	38,146,943	$381	$113,502	$89,414	208,024	$(248)	$203,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$3,067	$4,587
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Estimated uncollectible revenue	13,947	14,606
Deferred income taxes	1,698	2,111
Depreciation	1,618	1,356
Debt discount amortization	456	751
Gain on sale of water utility assets	(77)	-
Stock-based compensation	55	124
Cash effect from changes in operating assets and liabilities:
Restricted cash	(90)	363
Notes receivable	(16,223)	(24,433)
Accrued interest receivable	201	73
Investment in special purpose entity	-	30
Amounts due from affiliates	(2,245)	96
Inventories	971	(2,661)
Prepaid and other assets	(414)	515
Accounts payable and accrued expenses	2,295	453
Accrued interest payable	(233)	139
Unearned samplers	(51)	96
Income taxes payable	261	(254)
Net cash provided by (used in) operating activities	5,236	(2,048)

INVESTING ACTIVITIES:
Additions to land, equipment, buildings, and leasehold improvements	(283)	(1,705)
Proceeds from sale of water utility assets	1,990	-
Net cash provided by (used in) investing activities	1,707	(1,705)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	50,326	55,069
Payments of debt and capital leases	(61,564)	(55,032)
Restricted cash reserved for payments of debt	1,414	(431)
Purchases of treasury shares	(248)	-
Net cash used in financing activities	(10,072)	(394)

Net change in cash and cash equivalents	(3,129)	(4,147)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,905	11,431

End of period	$10,776	$7,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$6,198	$4,933
Income taxes paid	$3	$1,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts.  The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then.  The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K.  In addition, operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance III, LLC (“SF-III”), our former wholly-owned off-balance-sheet qualified special purpose finance subsidiary, which we dissolved in the fourth quarter of 2009.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold.  If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis.  Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase.  As of March 31, 2010, no sales were deferred related to the percentage-of-completion method.

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

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which was a qualified special purpose entity (“QSPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement.  In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former QSPE which was dissolved in 2005.  This transaction qualified as a sale for accounting purposes.  In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility.  The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009.  We dissolved SF-III simultaneously with the execution of the cleanup call.  We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our books at fair value.  The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale.  Pursuant to the terms of an agreement, we continued to service these timeshare receivables and received fees for our services.  As such fees approximated both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

We accounted for and evaluated the investment in our QSPE in accordance with the following FASB ASC topics, as applicable: “Transfers and Servicing,” “Beneficial Interests in Securitized Assets,” “Investments – Debt and Equity Securities,” and “Fair Value Measurements and Disclosures.”  See Note 7 for disclosures regarding the fair value measurement of the investment in our QSPE.

In accordance with FASB ASC “Transfers and Servicing,” our bases for classifying SF-III as a QSPE were (i) SF-III was demonstrably distinct from the transferor as dissolution of the QSPE would have required an affirmative vote of 100% of the QSPE’s Board of Directors, one of which had to be independent, (ii) prescribed restrictions on permitted activities sufficiently limited the QSPE’s authority, and (iii) financial assets transferred to the QSPE were passive in nature.

Prior to the dissolution of SF-III in the fourth quarter of 2009, the fair value of the investment in our QSPE was estimated based on the present value of future cash flows we expected to receive from the notes receivable sold.  Our assumptions were based on experience with our notes receivable portfolio, available market data, estimated prepayments, the cost of servicing, and net transaction costs.  Such assumptions were assessed quarterly and, if necessary, adjustments were made to the carrying value of the investment in our QSPE on a prospective basis as a change in accounting estimate, with the amount of periodic interest accretion adjusted over the remaining life of the beneficial interest.  The carrying value of the investment in our QSPE represented our maximum exposure to loss regarding our involvement with our QSPE.  We periodically reviewed the carrying value of the investment in our QSPE for impairment to ensure that the carrying value did not exceed market value.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell.  Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale.  At March 31, 2010, the estimated costs not yet incurred but expected to complete promised amenities was $684,000.  Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above.  We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary.  We did not recognize any impairments for our long-lived assets in the first three months of 2010 and 2009.

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

As of March 31, 2010, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate.  We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months.  As of March 31, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy.  Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike.  We recognize changes in fair value of our derivatives in earnings based on accounting guidance for these instruments.  The amounts recognized for such derivatives for the three months ended March 31, 2010 and 2009 were not significant.

Index

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

For the three months ended March 31, 2010 and 2009, we recognized stock-based compensation expense of $55,000 and $124,000, respectively.  During the first quarter of 2010, one of our officers resigned resulting in the forfeiture of 175,000 incentive stock options.  The forfeiture of these incentive stock options resulted in a reduction of $26,000 in stock-based compensation.  As of March 31, 2010, unamortized stock-based compensation expense was $1.5 million, which will be fully recognized by the third quarter of 2013.

The following table summarizes our outstanding stock options for the three months ended March 31, 2010 and 2009:

	2010	2009
Options outstanding, January 1	3,638,807	3,790,307
Granted	—	—
Exercised	—	—
Expired	(2,000)	(5,000)
Forfeited	(175,000)	—
Options outstanding, March 31	3,461,807	3,785,307

Options exercisable, March 31	1,998,057	1,785,307

Stock Repurchase Program — During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock.  This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011.  We repurchased 208,024 treasury shares during the first quarter of 2010.  As of March 31, 2010, 1,735,765 shares remain available for repurchase under this program.

Other Recent Accounting Pronouncements —

Accounting for Transfers of Financial Assets – We adopted FASB ASC “Accounting for Transfers of Financial Assets” on January 1, 2010.  This accounting standard (i) eliminated the concept of a qualified special purpose entity, (ii) clarified the derecognition criteria for a transfer to be accounted for as a sale, (iii) clarified the unit of account eligible for sale accounting, and (iv) required that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance.  FASB ASC “Accounting for Transfers of Financial Assets” further requires enhanced disclosures, including a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III effective October 30, 2009.  The cleanup call resulted in the dissolution of SF-III.

Consolidation of Variable Interest Entities – We adopted FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities” on January 1, 2010.  This amendment changes the consolidation guidance applicable to special purpose entities (“SPEs”).  It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of an SPE and therefore required to consolidate the SPE by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the SPE that could potentially be significant to the SPE.  This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of an SPE, whereas such reassessments were previously required only when specific events had occurred.  In addition, QSPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” are subject to the provisions of this amendment.  The amendment also requires enhanced disclosures about an enterprise’s involvement with an SPE.  The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated SPEs (Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), and Silverleaf Finance VI, LLC (“SF-VI”)).  In addition, as noted above, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our QSPE, effective October 30, 2009, which resulted in the dissolution of SF-III.  Silverleaf Club and Orlando Breeze Resort Club are not-for-profit entities; therefore consolidation of these entities is not required.  See the parenthetical disclosures on our condensed consolidated balance sheets regarding the assets and liabilities of our SPEs that are consolidated therein and Note 10 for additional disclosures regarding our SPEs.

Index

Fair Value Measurements and Disclosures – In January 2010, the FASB issued amended guidance to FASB ASC “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The amendment requires an entity to disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers.  In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values for Level 2 and Level 3 inputs.  The updated standard will also require additional disclosure regarding purchases sales, issuances and settlements of Level 3 measurements.  This accounting standard update is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption of the amended requirements for Level 1 and Level 2 fair value measurements, in the first quarter of 2010, did not impact our consolidated financial position, results of operations, or cash flows as it only amends required disclosures.  See additional disclosure regarding the inputs used to determine the fair value of our interest rate cap derivative in Note 7.  The adoption of the additional disclosure requirements for Level 3 fair value measurements, effective January 1, 2011, is not expected to impact our consolidated financial position, results of operations, or cash flows, nor will it require additional disclosures, as we no longer have assets or liabilities that fall into the Level 3 fair value hierarchy.

Subsequent Events – In March 2010, the FASB issued amended guidance to FASB ASC “Subsequent Events.”  Under this amended guidance, public entities are no longer required to disclose the date through which subsequent events have been evaluated.  In addition, the amendment modified the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The guidance was effective immediately. As a result of this amendment, we did not disclose the date through which we evaluated subsequent events in this report on Form 10-Q.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three months ended March 31, 2010 and 2009:

	2010	2009
Weighted average shares outstanding - basic	38,120,517	38,146,943
Issuance of shares from stock options exercisable	1,294,807	1,294,807
Repurchase of shares from stock options proceeds	(478,885)	(618,580)
Weighted average shares outstanding - diluted	38,936,439	38,823,170

Outstanding stock options totaling 1.3 million were dilutive securities that were included in the computation of diluted earnings per share for each of the three months ended March 31, 2010 and 2009, respectively. Outstanding stock options totaling 2.2 million and 2.5 million were not dilutive at March 31, 2010 and 2009, respectively, because the exercise price for such options exceeded the market price for our common shares.

Index

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals.  Such notes receivable generally have initial terms of seven to ten years.  The weighted average yield on outstanding notes receivable was 16.8% at each period ending March 31, 2010 and 2009, with individual rates ranging from 0% to 17.5%.  As of March 31, 2010, $4.0 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months.  Notes receivable from sampler sales were $2.8 million and $2.6 million at March 31, 2010 and 2009, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent.  As of March 31, 2010, $7.9 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $43.3 million of notes receivable, of which $34.2 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Notes receivable are scheduled to mature as follows at March 31, 2010 (in thousands):

For the 12-Month Period Ending March 31,
2011	$54,153
2012	52,268
2013	58,608
2014	60,648
2015	63,303
Thereafter	158,415
Notes receivable, gross	447,395
Less allowance for uncollectible notes	(90,338)
Less discount on notes receivable	(122)
Notes receivable, net	$356,935

The activity in gross notes receivable is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Balance, beginning of period	$449,407	$397,002
Sales	38,011	45,023
Collections	(21,829)	(20,590)
Receivables charged off	(18,194)	(16,773)
Balance, end of period	$447,395	$404,662

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Balance, beginning of period	$94,585	$76,696
Estimated uncollectible revenue	13,947	14,606
Receivables charged off	(18,194)	(16,773)
Balance, end of period	$90,338	$74,529

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% for the first quarter of 2010, 24.9% for the first quarter of 2009, and 33.3% for the full year of 2009.

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,	Revolving
	2010	2009	Term	Maturity
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$29,661	$29,035	1/31/11	1/31/13
$20 million receivables-based revolver	17,063	16,886	6/30/10	6/30/10
$50 million receivables-based revolver	42,562	28,439	8/31/11	8/31/14
$72.5 million receivables-based revolver	52,872	52,696	7/02/10	7/02/13
$106 million receivables-based revolver	105,999	111,824	2/12/11	2/12/13
$66.4 million receivables-based non-revolving conduit loan	1,284	2,021	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	1,211	1,621	—	9/22/11
$128.1 million receivables-based non-revolver	20,847	24,163	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $2.7 million	46,327	51,767	—	3/16/20
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	21,150	24,674	1/31/10	1/31/12
$50 million inventory loan agreement	46,790	45,198	4/30/11	4/30/13
Various notes, due from September 2011 through August 2016, collateralized by various assets	5,560	5,700	—	various
Total notes payable	391,326	394,024
Capital lease obligations	865	993	—	various
Total notes payable and capital lease obligations	392,191	395,017

8.0% senior subordinated notes	—	7,956	—	4/01/10
10.0% senior subordinated notes	10,000	10,000	—	4/01/12
Total senior subordinated notes	10,000	17,956

Total	$402,191	$412,973

At March 31, 2010, our senior credit facilities provided for loans of up to $425.9 million, of which $40.2 million was available for future advances.  Our weighted average cost of borrowings for the three months ended March 31, 2010 was 6.2% compared to 6.4% for the three months ended March 31, 2009.

In February 2010, we extended our receivables-based revolving credit facility through SF-IV, our wholly-owned and fully consolidated special purpose finance subsidiary.  The initial maximum commitment amount of the variable funding note (“VFN”) was set at $106 million, which commitment amount decreases to $100 million on June 30, 2010.  The scheduled funding period under the VFN initially ended in September 2009, but was reinstated and extended to February 2011.  The scheduled maturity date was extended from September 2011 to February 2013.  The interest rate was increased from Prime to LIBOR plus 5.00%. The scheduled funding period and scheduled maturity dates will revert back to their original dates of September 2009 and September 2011, respectively, on June 30, 2010, unless by that date either (i) Silverleaf or one of its affiliates has repurchased at least 90% of the receivables held as collateral for the VFN from the proceeds of a new securitization transaction, or (ii) Silverleaf has obtained an updated rating of the VFN by Moody’s or Standard & Poor’s rating service of Baa or BBB.

In February 2010, in accordance with the terms of the first amendment to the inventory facility dated June 2008, we extended our $50 million inventory line of credit with one of our senior lenders.  Both the revolving period and the maturity date of the facility were extended one year to April 2011 and April 2013, respectively.  The commitment on the line remained the same at $50 million.

In April 2010, in accordance with the terms of the fourth amendment to the receivables-based revolving credit facility dated June 2008, we extended our $20 million receivables-based line of credit with one of our senior lenders.  The revolving term and maturity date of the facility were extended one year to June 2011.  The commitment on the line will remain the same at $20 million.

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

Index

The fair value of our 10.0% senior subordinated notes approximates its carrying value of $10.0 million at March 31, 2010 as these notes were issued in a private transaction in June 2009 in exchange for $10.0 million of the 8.0% senior subordinated notes.  During the first quarter of 2010, we retired the remaining $8.0 million of 8.0% senior subordinated notes, due April 2010.

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

The following table represents our assets measured at fair value on a recurring basis as of March 31, 2010 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3

Interest rate cap derivative	$—	$125	$—
Total	$—	$125	$—

We estimate the fair value of our interest rate cap derivative using quoted market prices for similar assets in an active market.

Prior to the dissolution of SF-III in the fourth quarter of 2009, the investment in our QSPE was measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  The activity in the investment in our QSPE is as follows for the three months ended March 31, 2009 (in thousands):

Balance, beginning of period	$4,908
Net investment returns	(30)
Balance, end of period	$4,878

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the three months ended March 31, 2010 and 2009, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-II, SF-IV, SF-V, and SF-VI, have guaranteed our 10.0% senior subordinated notes with a balance of $10.0 million at March 31, 2010.  Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company.  In addition, these subsidiaries had nominal balance sheets at March 31, 2010 and December 31, 2009, and no operations for the three months ended March 31, 2010 and 2009.

Index

Note 9 – Commitments and Contingencies

Litigation – We are currently subject to litigation arising in the normal course of our business.  From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters.  Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class.  In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is expected to have a material adverse effect on our business, results of operations, liquidity or financial position.

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

Note 10 – Consolidation of Variable Interest Entities

We periodically sell, to our special purpose entities (SF-II, SF-IV, SF-V and SF-VI), customer notes receivable originated in connection with the sale of Vacation Intervals.  The primary purpose for which these entities were created was to provide Silverleaf with access to liquidity for the origination of notes receivable in the sale of its timeshare intervals.  These entities have no equity investment at risk, making them variable interest entities.  The debt securities that our four SPEs issue are collateralized by the customer notes receivable sold and transferred to these entities.  We continue to service the notes receivable and transfer all proceeds collected to these SPEs.  As the servicer, we manage the delinquent loans and determine which loss mitigation strategy will maximize recoveries on a particular loan.  We have consolidated these SPEs in our financial statements since their inception as we have 100% ownership in them and are the primary beneficiary.

At March 31, 2010, the carrying amount of the consolidated assets included within our condensed consolidated balance sheet for these variable interest entities totaled $218.8 million, comprised of $189.6 million of notes receivable, net of allowance for uncollectible notes, $17.5 million of restricted cash for payments of debt, $9.7 million of prepaid and other assets, $2.2 million of accrued interest receivable, $11,000 of cash and cash equivalents, and $220,000 of amounts due to affiliates. At March 31, 2010, the carrying amount of the consolidated liabilities included within our condensed consolidated balance sheet for these variable interest entities totaled $176.6 million, comprised of $175.7 million of notes payable, $898,000 of accrued interest payable, and $20,000 of other accounts payable and accrued expenses.

Note 11 – Subsequent Events

In April 2010, in accordance with the terms of the fourth amendment to the receivables-based revolving credit facility dated June 2008, we extended our $20 million receivables-based line of credit with one of our senior lenders.  The revolving term and maturity date of the facility were extended one year to June 2011.  The commitment on the line will remain the same at $20 million.

In April 2010, we paid off the two conduit loans with SF-II.  The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010.  We dissolved SF-II simultaneously with the execution of the loan payout.  We did not record a gain or loss as a result of the dissolution as our investment in SF-II was carried on our books at fair value.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Throughout this report and any documents incorporated herein by reference, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including in particular, statements about our plans, objectives, expectations, and prospects.  You can identify these statements by forward-looking words such as “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks,” and similar expressions.  Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved.  You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	adverse developments in general business and economic conditions;

•	our inability to access the capital markets and/or the asset-backed securitization markets on a favorable basis;

•	our substantial amount of outstanding indebtedness which requires us to operate as a highly-leveraged company;

•	our future operating results could impact our ability to service our debt and meet our debt obligations as they come due;

•	our ability to comply with the covenants relating to our indebtedness;

•	an increase in interest rates on our variable rate indebtedness;

•	the global credit market crisis and economic weakness that may adversely affect our customers and suppliers;

•
our failure to comply with laws and regulations and any changes in laws and regulations, including timeshare-related regulations, consumer protection laws, employment and labor laws, environmental laws, telemarketing regulations, privacy policy regulations, and state and federal tax laws;

•	seasonal fluctuation in the timeshare business;

•	local and regional economic conditions that affect the travel and tourism industry in the areas where we operate;

•	the loss of any of our senior management; and

•	competition in the timeshare industry and the financial resources of our competitors.

Other factors not identified above, include, among others, those discussed in our 2009 Form 10-K as filed with the Securities and Exchange Commission on March 8, 2010.  Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information known to us at the time such statements are made.  These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements.  We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made.  We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise.  Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.

Index

Executive Overview

As of March 31, 2010, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado.  Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults.  We have a Vacation Interval ownership base of over 113,000 members.  Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

Results of Operations

The following table summarizes key ratios from our condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009:

	2010	2009

As a percentage of total revenues:
Vacation Interval sales	90.8%	92.9%
Estimated uncollectible revenue	(25.7)%	(23.1)%
Net sales	65.1%	69.8%

Interest income	31.5%	24.5%
Management fee income	1.1%	1.5%
Other income	2.3%	4.2%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	5.2%	10.2%
Sales and marketing	55.7%	52.4%

As a percentage of total revenues:
Operating, general and administrative	18.0%	16.5%
Depreciation	3.0%	2.1%

As a percentage of interest income:
Interest expense and lender fees	46.0%	45.9%

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

Revenues for the quarter ended March 31, 2010 were $54.2 million, representing a $9.0 million, or 14.2%, decrease compared to revenues for the quarter ended March 31, 2009.  As discussed below, the decrease is primarily attributable to a $9.5 million decrease in Vacation Interval sales and a $1.4 million decrease in other income, partially offset by a $1.6 million increase in interest income during the quarter ended March 31, 2010.

The following table summarizes our Vacation Interval sales for the three months ended March 31, 2010 and 2009 (dollars in thousands, except average price):

	2010			2009
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$20,977	2,378	$8,821	$22,818	2,100	$10,866
Upgrade Interval Sales to Existing Customers	18,908	2,938	6,437	25,449	2,713	9,380
Additional Interval Sales to Existing Customers	9,310	911	10,220	10,391	949	10,949
Total	$49,195			$58,658

Vacation Interval sales decreased 16.1% during the first quarter of 2010 versus the same period of 2009 primarily due to promotional pricing offered during the first quarter of 2010 on select products.  The number of interval sales to new customers increased 13.2% but average prices decreased 18.8%, resulting in an 8.1% net decrease in sales to new customers in the first quarter of 2010 versus the same period of 2009.  The number of upgrade interval sales to existing customers increased 8.3% but average prices decreased 31.4%, resulting in a 25.7% net decrease in upgrade interval sales to existing customers during the first quarter of 2010 compared to the same period of 2009.  The number of additional interval sales to existing customers decreased 4.0% and average prices decreased 6.7% resulting in a 10.4% decrease in additional interval sales to existing customers during the first quarter of 2010 versus the same period of 2009.  Vacation Interval sales to existing owners comprised 57.4% and 61.1% of total Vacation Interval sales in the first quarters of 2010 and 2009, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Index

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $13.9 million for the first quarter of 2010 versus $14.6 million for the same period of 2009.  The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% in the first quarter of 2010 compared to 24.9% for the first quarter of 2009 and 33.3% for the full year of 2009.  This resulted in an allowance for uncollectible notes of 20.2% of our gross notes receivable portfolio as of March 31, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 4.0% for the first quarter of 2010 compared to 4.2% for the same period of 2009.  Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors.  We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further.  We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $1.6 million, or 10.1%, to $17.1 million for the first quarter of 2010 from $15.5 million for the first quarter of 2009.  The increase primarily resulted from a higher average notes receivable balance during the first quarter of 2010 versus the same period of 2009.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income.  Management fee income decreased $300,000 to $630,000 for the first quarter of 2010 versus $930,000 for the same period of 2009, due primarily to an anticipated decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.  Other income decreased to $1.2 million for the first quarter of 2010 from $2.7 million for the first quarter of 2009.  The decrease is primarily attributable to the receipt of $1.5 million in business-interruption proceeds related to Hurricane Ike in February 2009, which struck our Seaside Resort in Galveston, Texas, on September 13, 2008.

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

Cost of Vacation Interval sales decreased to 5.2% of Vacation Interval sales for the first quarter of 2010 compared to 10.2% in the 2009 comparable period.  This decrease primarily resulted from sales of lower cost-basis inventory during the first quarter of 2010 compared to the first quarter of 2009.  In addition, the sale of the water and sewer assets at Seaside Resort in the first quarter of 2010 resulted in a one-time $544,000 decrease in cost of sales.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 55.7% for the first quarter of 2010 versus 52.4% for the comparable prior-year period. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales.  In the first quarter of 2010, 57.4% of our sales were to existing customers versus 61.1% in the first quarter of 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred.  Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues.  Accordingly, $879,000 and $1.1 million of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended March 31, 2010 and 2009, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues was 18.0% in the first quarter of 2010 compared to 16.5% for the same period of 2009. Overall, operating, general and administrative expenses decreased by $708,000 for the first quarter of 2010 compared to the same period of 2009, primarily due to a decrease in recording fees of $347,000 related to decreased pledging of notes receivable and inventory with our senior lenders, a decrease in salaries of $206,000, a decrease in group insurance of $163,000, and a decrease in professional fees of $162,000, partially offset by an increase in fees for dues collections of $360,000.

Depreciation

Depreciation expense as a percentage of total revenues increased to 3.0% for the quarter ended March 31, 2010 versus 2.1% for the same quarter of 2009.  Overall, depreciation expense increased $262,000 for the first quarter of 2010 compared to the same period of 2009 due to capital expenditures of $801,000 since March 31, 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income remained relatively flat at 46.0% for the first quarter of 2010 compared to 45.9% for the same period of 2009.  Overall, interest expense and lender fees increased $731,000 for the first quarter of 2010 versus the same period of 2009 primarily due to a larger average debt balance outstanding during the first quarter of 2010, which was $407.6 million compared to $392.6 million for the prior-year comparative period, partially offset by a decrease in our weighted average cost of borrowings to 6.2% for the first quarter of 2010 from 6.4% for the first quarter of 2009.

Income before Provision for Income Taxes

Income before provision for income taxes was $5.0 million for the quarter ended March 31, 2010 compared to $7.5 million for the quarter ended March 31, 2009 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 39.0% for each of the three-month periods ended March 31, 2010 and 2009.

Net Income

Net income was $3.1 million for the quarter ended March 31, 2010 compared to $4.6 million for the quarter ended March 31, 2009 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

At March 31, 2010, our senior credit facilities provided for loans of up to $425.9 million, of which $385.8 million of principal related to advances under the credit facilities was outstanding and $40.2 million was available for future advances.  The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of March 31, 2010 (in thousands):

	Maximum Amount Available	Outstanding Balance
Receivables-Based Revolvers	$285,098	$248,157
Receivables-Based Non-Revolvers	69,669	69,669
Inventory Loans	71,150	67,940
Subtotal Senior Credit Facilities	425,917	385,766
Senior Subordinated Debt	10,000	10,000
Other Debt	6,425	6,425
Grand Total	$442,342	$402,191

Index

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2010 and March 2020 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts.  Our fixed-to-floating debt ratio at March 31, 2010 was 18% fixed to 82% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.  The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR.  At March 31, 2010, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.25%.  For the quarter ended March 31, 2010, the weighted average cost of funds for all borrowings was 6.2%.  The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable.  Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral.  As a result, we must repay borrowings against such delinquent notes.  As of March 31, 2010, $7.9 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $10.0 million of 10.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries.  Payment terms related to these notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.  During the first quarter of 2010, we paid in full the $8.0 million principal balance of the 8.0% senior subordinated notes plus accrued interest of $318,000.

We anticipate a continuation of the difficult economic environment we experienced throughout 2009 and the first quarter of 2010.  These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels.  Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets.  Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation.  A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans.  This could result in further increases in our provision for estimated uncollectible revenue in 2010.  However, we believe that conservative business decisions and cash flow management during 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity through 2010.  These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, negotiation of extensions to our existing credit facilities, and the management of our liquidity through business efficiencies.  However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults.  Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2010.

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities.  Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, include warrants or another equity component, and may be subject to such terms as we deem prudent.  In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow.  Our ability to pay dividends might also be restricted by the Texas Business Organizations Code.

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

Index

We are in compliance with these covenants as of March 31, 2010.  However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

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

During the three months ended March 31, 2010, cash provided by operating activities was $5.2 million compared to cash used of $2.0 million during the same period of 2009.  The favorable spread of $7.2 million primarily resulted from a decrease in the growth of our gross notes receivable in the first three months of 2010.

Net Cash Used in Investing Activities. During the first quarter of 2010, net cash provided by investing activities was $1.7 million compared to cash used of $1.7 million during the first quarter of 2009.  Net cash provided of $1.7 million in 2010 was primarily the result of $2.0 million of proceeds received from the sale of water utility assets at our Seaside Resort, partially offset by $283,000 of purchases of equipment, leasehold improvements, and other general capital expenditures. The gain resulting from the sale of the water utility assets was $77,000.  The $1.7 million cash used in investing activities in the first quarter of 2009 represents purchases of equipment, leasehold improvements, and other general capital expenditures.  The reduction in capital expenditures is consistent with our business plan in effect for 2010.

Net Cash Used in Financing Activities. During the first three months of 2010, financing activities used $10.1 million of net cash compared to $394,000 in the comparable 2009 period. Net cash used of $10.1 million in 2010 was primarily the result of $50.3 million of proceeds received from borrowings against pledged notes receivable and inventory loans and $1.4 million restricted cash reserved for payments of debt, offset by $61.6 million of payments on borrowings against pledged notes receivable and inventory loans and $248,000 for the purchase of treasury shares.  Net cash used of $394,000 in 2009 was primarily the result of $55.1 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $55.0 million of payments on borrowings against pledged notes receivable and inventory loans and $431,000 restricted cash reserved for payments of debt.

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

Index

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $425.9 million at March 31, 2010, have a fixed-to-floating debt ratio of 18% fixed to 82% floating.  However, the majority of our floating-rate debt is subject to interest-rate floors between 5.25% and 8.00%.

At March 31, 2010, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes.  Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable.  We offer financing to the buyers of Vacation Intervals at our resorts.  These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance.  The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval.  We bear the risk of defaults on these promissory notes.  Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers.  Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened.  Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality.  In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates.  Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further.  Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future.  We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 28.3% for the first quarter of 2010 from 24.9% for the comparable period of 2009.  Estimated uncollectible revenue as a percentage of Vacation Interval sales was 33.3% for the year ended December 31, 2009. If default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue.  We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers.  However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 82% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans.  Although interest rates remained fairly constant throughout 2009 and the first quarter of 2010, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at March 31, 2010 would result in a fair value decrease of approximately $14.7 million on our notes receivable portfolio.  The impact of a one-point effective interest rate change on the $316.1 million balance of variable-rate debt instruments at March 31, 2010 would be approximately $163,000 on our results of operations, after income taxes, for the three months ended March 31, 2010, or less than $0.01 per diluted share.

Index

To partially offset potential increases in interest rates, we executed two interest rate swaps related to our conduit loans with SF-II, with fixed rates of 7.04% and 7.90%, for a total debt amount of $2.5 million at March 31, 2010.  Such interest rate swaps relate to agreements that expire between September 2011 and March 2014.  In April 2010, we paid off the conduit loans.  The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010.  See Note 11 “Subsequent Events” for additional disclosures regarding this transaction.  Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap.  The balance outstanding under this line of credit at March 31, 2010 was $106.0 million.  Such variable funding note will mature in February 2013.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Based upon the foregoing evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently subject to litigation arising in the normal course of our business.  From time to time, such litigation includes claims regarding employment, tort, contract, truth-in-lending, the marketing and sale of Vacation Intervals, and other consumer protection matters.  Litigation has been initiated from time to time by persons seeking individual recoveries for themselves, as well as, in some instances, persons seeking recoveries on behalf of an alleged class.  In our judgment, none of the lawsuits currently pending against us, either individually or in the aggregate, is expected to have a material adverse effect on our business, results of operations, liquidity or financial position.

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

We are a co-plaintiff with one other party in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiff challenged the validity of a special permit issued in June 2004 by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation’s (the “Wind Cooperative”) predecessor-in-interest for construction and use of a private access road that runs from Brodie Mountain Road in Lanesborough to Sheep’s Heaven Mountain that the Wind Cooperative needs to access the property on the ridge line of Brodie Mountain in Hancock, Massachusetts, where it is constructing a wind farm.  We initiated these lawsuits in 2007 because the Wind Cooperative’s predecessor-in-interest had plans to construct a multi-turbine wind farm directly adjacent (in part) to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts.  Our concern was that if the Wind Cooperative were ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property’s development.  Our suit sought a court decree that the special permit had expired from non-use and is therefore no longer valid, and also, that the road was not built as permitted.  The cases were tried in August 2009, and while we were awaiting the final decision of the Land Court, the Land Court granted our motion for a preliminary injunction, finding that we were likely to prevail on the merits of the suit and that we would suffer irreparable injury if the Wind Cooperative used the access road to continue construction of the wind farm.  The Wind Cooperative filed an interlocutory appeal of the preliminary injunction to the Massachusetts Appeals Court, but no action was taken on that appeal.

On April 7, 2010, the Land Court issued a decision in these cases. In the case in which we claimed that the special permit had expired, the Land Court ruled in our favor, set aside the decision of the Lanesborough Zoning Board of Appeals and entered a permanent injunction barring the Wind Cooperative from using the private access road for any purpose related to or in connection with the construction of the Wind Farm, including servicing and maintaining it.  In the companion case, the Court considered that no decision was needed but indicated a willingness to make a decision if we asked for it to do so.  We intend to ask that this be done.  The Wind Cooperative has indicated that it intends to file an appeal of the Decision.

In a related matter, in September 2009, we filed an action against the Massachusetts Municipal Wholesale Electric Cooperative (the “Electric Cooperative”) in the Berkshire Superior Court, styled Silverleaf Resorts, Inc. et al v. Massachusetts Municipal Wholesale Electric Cooperative, Cause No. 09-267.  The action was brought on our behalf and on behalf of the former owners.  We alleged that the Electric Cooperative, an affiliate of the Wind Cooperative, acted in an ultra vires manner when it condemned approximately fifty acres that we now own at the top of Brodie Mountain for use by the Wind Cooperative in building and operating its wind farm.  The Electric Cooperative filed a counterclaim alleging abuse of process as a result of our filing this suit.  The Electric Cooperative seeks unspecified damages.  We have filed a special motion with the court to dismiss the counterclaim filed by the Electric Cooperative as we believe that we are protected under Massachusetts law from counterclaims filed by entities such as the Electric Cooperative as a result of our challenging the taking of the property by the Electric Cooperative.  No date has been set by the court to hear our motion.  We cannot predict the final outcome of our original claim against the Electric Cooperative or of its counterclaim against us.

Item 1A.  Risk Factors

No changes.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	Of Shares	Average Price	as Part Of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan

January 1, 2010 through March 31, 2010	208,024	$1.19	208,024	1,735,765
_______________

(1)  During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock.  This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011.  We repurchased 208,024 outstanding shares of common stock during the first quarter of 2010.  As of March 31, 2010, 1,735,765 shares of common stock remain available for repurchase under this program.

Item 6.  Exhibits

(a)	Exhibits filed herewith:

10.1	Second Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of April 6, 2010 between the Registrant and CapitalSource Finance LLC

10.2	Fifth Amendment to Receivables Loan and Security Agreement dated as of April 6, 2010 between the Registrant and CapitalSource Finance LLC

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2010	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: May 7, 2010	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer