Form 10-Q
period 2010-06-30
SILVERLEAF RESORTS INC
filed 2010-08-04
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-13003

SILVERLEAF RESORTS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-2259890
(State of incorporation)	(I.R.S. Employer Identification No.)

1221 RIVER BEND DRIVE, SUITE 120
DALLAS, TEXAS.75247
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
Yes ☐  No ☒

As of August 4, 2010, 37,926,419 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

INDEX

Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Vacation Interval sales	$55,200	$65,132	$104,395	$123,790
Estimated uncollectible revenue	(15,649)	(16,869)	(29,596)	(31,475)
Net sales	39,551	48,263	74,799	92,315

Interest income	17,309	16,054	34,372	31,557
Management fee income	631	930	1,261	1,860
Other income	1,604	2,521	2,849	5,200
Total revenues	59,095	67,768	113,281	130,932

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,496	7,778	8,058	13,758
Sales and marketing	29,718	32,972	57,123	63,730
Operating, general and administrative	10,358	13,441	20,084	23,875
Depreciation	1,628	1,597	3,246	2,954
Interest expense and lender fees:
Related to receivables-based credit facilities	6,916	5,647	12,981	11,242
Related to other indebtedness	1,876	1,697	3,657	3,216
Total costs and operating expenses	55,992	63,132	105,149	118,775

Income before provision for income taxes	3,103	4,636	8,132	12,157
Provision for income taxes	(1,163)	(1,909)	(3,125)	(4,842)

Net income	$1,940	$2,727	$5,007	$7,315

Basic net income per share	$0.05	$0.07	$0.13	$0.19

Diluted net income per share	$0.05	$0.07	$0.13	$0.19

Weighted average basic common shares outstanding	37,938,359	38,146,943	38,028,935	38,146,943

Weighted average diluted common shares outstanding	38,883,308	39,042,548	38,921,621	38,960,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)

Cash and cash equivalents (including from VIEs of $10 and $11, respectively)	$12,273	$13,905
Restricted cash (including from VIEs of $21,398 and $18,903, respectively)	23,453	20,668
Notes receivable, net of allowance for uncollectible notes of $93,045 and $94,585, respectively
(including from VIEs of $198,020 and $204,813, respectively)	360,956	354,659
Accrued interest receivable (including from VIEs of $2,352 and $2,427, respectively)	4,494	4,686
Amounts due from affiliates (including from VIEs of ($200) and ($192), respectively)	8,306	1,587
Inventories	187,954	196,010
Land, equipment, buildings, and leasehold improvements, net	48,926	51,117
Prepaid and other assets (including from VIEs of $9,899 and $9,420, respectively)	28,390	23,856

TOTAL ASSETS	$674,752	$666,488

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses (including from VIEs of $16 and $22, respectively)	$9,742	$8,527
Accrued interest payable (including from VIEs of $1,267 and $813, respectively)	2,603	2,264
Unearned samplers	7,136	6,501
Income taxes payable	165	706
Deferred income taxes	37,350	35,342
Notes payable and capital lease obligations (including from VIEs of $200,826 and $191,395, respectively)	402,627	395,017
Senior subordinated notes	10,000	17,956

Total Liabilities	469,623	466,313

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0 01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and 37,926,419 shares
outstanding at June 30, 2010 and 38,146,943 shares issued and outstanding at December 31, 2009	381	381
Additional paid-in capital	113,657	113,447
Retained earnings	91,354	86,347
Treasury stock, at cost, 220,524 shares at June 30, 2010 and none at December 31, 2009	(263)	-

Total Shareholders' Equity	205,129	200,175

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$674,752	$666,488

The abbreviation "VIEs" above represents Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.01 Par	Additional Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total

January 1, 2010	38,146,943	$381	$113,447	$86,347	-	$-	$200,175

Stock-based compensation	-	-	210	-	-	-	210
Treasury stock purchases	-	-	-	-	220,524	(263)	(263)
Net income	-	-	-	5,007	-	-	5,007

June 30, 2010	38,146,943	$381	$113,657	$91,354	220,524	$(263)	$205,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$5,007	$7,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Estimated uncollectible revenue	29,596	31,475
Deferred income taxes	2,008	2,984
Depreciation	3,246	2,954
Debt discount amortization	1,151	1,468
Gain on early extinguishment of debt	-	(316)
Loss on disposal of property and equipment, net	-	183
Gain on sale of water utility assets	(77)	-
Stock-based compensation	210	247
Cash effect from changes in operating assets and liabilities:
Restricted cash	(290)	888
Notes receivable	(35,893)	(56,227)
Accrued interest receivable	192	(273)
Investment in special purpose entity	-	(80)
Amounts due from affiliates	(6,719)	(1,114)
Inventories	6,143	(7,168)
Prepaid and other assets	(4,534)	2,651
Accounts payable and accrued expenses	1,215	(139)
Accrued interest payable	339	(573)
Unearned Vacation Interval sales	-	31
Unearned samplers	635	835
Income taxes payable	(541)	(1,675)
Net cash provided by (used in) operating activities	1,688	(16,534)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(1,055)	(2,038)
Proceeds from sale of water utility assets	1,990	-
Net cash provided by (used in) investing activities	935	(2,038)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	255,952	140,831
Payments of debt and capital leases	(257,449)	(125,767)
Restricted cash reserved for payments of debt	(2,495)	(1,328)
Purchases of treasury shares	(263)	-
Net cash (used in) provided by financing activities	(4,255)	13,736

Net change in cash and cash equivalents	(1,632)	(4,836)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,905	11,431
End of period	$12,273	$6,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$12,257	$10,826
Income taxes paid	$1,676	$3,769
Income tax refund	$17	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventories acquired through financing	$-	$1,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K. In addition, operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2 – Significant Accounting Policies Summary

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements do not include certain information and disclosures required by GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, considered necessary for a fair presentation have been included.

Adoption of ASC “Consolidation of Variable Interest Entities” — Effective January 1, 2010, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) “Consolidation of Variable Interest Entities,” which resulted in enhanced disclosures regarding our variable interest entities (“VIEs”). See parenthetical disclosures on our Condensed Consolidated Balance Sheets that show the amounts of consolidated assets and liabilities associated with our VIEs and Note 10.

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

Timeshare Accounting Practices — We follow industry specific guidance established by the FASB ASC as required by the topic “Real Estate – Timesharing Activities.” In general, this accounting standard provides guidance on determining revenue recognition for timeshare transactions, evaluation of uncollectibility of Vacation Interval receivables, accounting for costs of Vacation Interval sales, accounting for operations during holding periods (or incidental operations), and other accounting transactions specific to timeshare operations.

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. As of June 30, 2010, no sales were deferred related to the percentage-of-completion method.

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

Index

The allowance for uncollectible notes is reduced by actual credit losses experienced. The three types of credit losses are as follows:

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

We accounted for and evaluated the investment in our QSPE in accordance with the following FASB ASC topics, as applicable: “Transfers and Servicing,” “Beneficial Interests in Securitized Assets,” “Investments – Debt and Equity Securities,” and “Fair Value Measurements and Disclosures.” See Note 7 for disclosures regarding the fair value measurement of the investment in our QSPE and the activity in the investment in our QSPE during 2009.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At June 30, 2010, the estimated costs not yet incurred but expected to complete promised amenities was $563,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary. We did not recognize any impairments for our long-lived assets in the first six months of 2010 and 2009.

Index

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

As of June 30, 2010, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of June 30, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

 Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike. We recognize changes in fair value of our derivatives in earnings based on accounting guidance for these instruments. The amounts recognized for such derivatives for the six months ended June 30, 2010 and 2009 were not significant.

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

For the six months ended June 30, 2010 and 2009, we recognized stock-based compensation expense of $210,000 and $247,000, respectively. As of June 30, 2010, unamortized stock-based compensation expense was $1.3 million, which will be fully recognized by the third quarter of 2013.

Index

The following table summarizes our outstanding stock options for the six months ended June 30, 2010 and 2009:

	2010	2009
Options outstanding, January 1	3,638,807	3,790,307
Granted	—	—
Exercised	—	—
Expired	(2,000)	(5,000)
Forfeited	(175,000)	(5,000)
Options outstanding, June 30	3,461,807	3,780,307

Options exercisable, June 30	1,998,057	1,780,307

Stock Repurchase Program — During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 12,500 treasury shares during the second quarter of 2010. As of June 30, 2010, 1,723,265 shares remain available for repurchase under this program.

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

Consolidation of Variable Interest Entities – We adopted FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities” on January 1, 2010. This amendment changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore required to consolidate the VIE by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, whereas such reassessments were previously required only when specific events had occurred. In addition, QSPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” are subject to the provisions of this amendment. The amendment also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated VIEs (Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), Silverleaf Finance VI, LLC (“SF-VI”), and Silverleaf Finance VII, LLC (“SF-VII”). In addition, as noted above, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our QSPE, effective October 30, 2009, which resulted in the dissolution of SF-III. Silverleaf Club and Orlando Breeze Resort Club are not-for-profit entities; therefore consolidation of these entities is not required. See the parenthetical disclosures on our condensed consolidated balance sheets regarding the assets and liabilities of our VIEs that are consolidated therein and Note 10 for additional disclosures regarding our VIEs.

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

Index

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

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	37,938,359	38,146,943	38,028,935	38,146,943
Issuance of shares from stock options exercisable	1,294,807	1,294,807	1,294,807	1,294,807
Repurchase of shares from stock options proceeds	(349,858)	(399,202)	(402,121)	(481,332)
Weighted average shares outstanding - diluted	38,883,308	39,042,548	38,921,621	38,960,418

Outstanding stock options totaling 1.3 million were dilutive securities that were included in the computation of diluted earnings per share for each of the three and six-month-periods ended June 30, 2010 and 2009, respectively. Outstanding stock options totaling 2.2 million and 2.5 million were not dilutive at June 30, 2010 and 2009, respectively, because the exercise price for such options exceeded the market price for our common shares.

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The weighted average yield on outstanding notes receivable was 16.7% and 16.8% at June 30, 2010 and 2009, respectively, with individual rates ranging from 0% to 17.5%. As of June 30, 2010, $4.5 million of timeshare notes receivable have interest rates below 10%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.1 million at both June 30, 2010 and 2009, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of June 30, 2010, $4.5 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $51.0 million of notes receivable, of which $39.6 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Index

Notes receivable are scheduled to mature as follows at June 30, 2010 (in thousands):

For the 12-Month Period Ending June 30,
2011	$55,853
2012	53,254
2013	59,537
2014	61,867
2015	64,487
Thereafter	159,135
Notes receivable, gross	454,133
Less allowance for uncollectible notes	(93,045)
Less discount on notes receivable	(132)
Notes receivable, net	$360,956

The activity in gross notes receivable is as follows for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$447,395	$404,662	$449,407	$397,002
Sales	42,861	52,897	80,872	97,920
Collections	(23,181)	(21,103)	(45,010)	(41,693)
Receivables charged off	(12,942)	(12,885)	(31,136)	(29,658)
Balance, end of period	$454,133	$423,571	$454,133	$423,571

The activity in the allowance for uncollectible notes is as follows for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$90,338	$74,529	$94,585	$76,696
Estimated uncollectible revenue	15,649	16,869	29,596	31,475
Receivables charged off	(12,942)	(12,885)	(31,136)	(29,658)
Balance, end of period	$93,045	$78,513	$93,045	$78,513

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% for the second quarter of 2010, 25.9% for the second quarter of 2009, and 33.3% for the full year of 2009.

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009	Revolving Term	Maturity
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory/acquisition component below)	$38,916	$29,035	1/31/11 (a)	1/31/13
$20 million receivables-based revolver	9,909	16,886	6/30/11	6/30/11
$50 million receivables-based revolver	45,672	28,439	8/31/11	8/31/14
$75 million receivables-based revolver (limited in funded amounts to $40 million, pending a new participating lender)	34,996	52,696	6/09/12	6/09/15
$100 million receivables-based revolver	—	111,824	2/12/11	2/12/13
$66.4 million receivables-based non-revolving conduit loan	—	2,021	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	—	1,621	—	9/22/11
$128.1 million receivables-based non-revolver	18,281	24,163	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $2.3 million	41,005	51,767	—	3/16/20
$151.5 million receivables-based non-revolver, including a total remaining discount of approximately $5.8 million	141,540	—	—	7/15/22
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	17,403	24,674	— (a)	1/31/12
$50 million inventory loan agreement	48,768	45,198	4/30/11	4/30/13
Various notes, due from September 2011 through August 2016, collateralized by various assets	5,417	5,700	—	various
Total notes payable	401,907	394,024
Capital lease obligations	720	993	—	various
Total notes payable and capital lease obligations	402,627	395,017

8.0% senior subordinated notes	—	7,956	—	4/01/10
10.0% senior subordinated notes	10,000	10,000	—	4/01/12
Total senior subordinated notes	10,000	17,956
Total	$412,627	$412,973

(a)
The revolving period of the inventory / acquisition component of our $75.0 million consolidated receivables, inventory, and acquisition commitment expired on January 31, 2010. The revolving period for the receivables component of such credit facility will expire on January 31, 2011.

At June 30, 2010, our senior credit facilities provided for loans of up to $520.8 million, of which $124.3 million was available for future advances. Our weighted average cost of borrowings for the six months ended June 30, 2010 was 6.6% compared to 6.2% for the six months ended June 30, 2009.

In February 2010, we extended our receivables-based revolving credit facility through SF-IV, our wholly-owned and fully consolidated VIE. The initial maximum commitment amount of the variable funding note (“VFN”) was decreased to $106 million, which commitment amount was further decreased to $100 million on June 30, 2010. The scheduled funding period under the VFN initially ended in September 2009, but was reinstated and extended to February 2011. The scheduled maturity date was extended from September 2011 to February 2013. The interest rate was increased from Prime to LIBOR plus 5.00%. As of June 30, 2010, there was not an outstanding balance under this line of credit.

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

In April 2010, we paid off the two conduit loans with SF-II. The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010. We dissolved SF-II simultaneously with the execution of the loan payout. We did not record a gain or loss as a result of the dissolution.

Index

Effective June 8, 2010, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated VIE, Silverleaf Finance VII, LLC. SF-VII was formed for the purpose of issuing approximately $151.5 million of its Timeshare Loan-Backed Notes Series 2010-A (“Series 2010-A Notes”) in a private offering and sale through certain financial institutions. The Series 2010-A Notes were issued in three classes with a blended coupon rate of 7.366% and at discounts totaling approximately $6.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 9.5%. The Series 2010-A Notes have a final maturity date of July 2022.

The Series 2010-A Notes are secured by customer notes receivable sold to SF-VII by SF-IV and Silverleaf. The customer notes receivable sold to SF-VII were previously sold to SF-IV or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VII were primarily used to repay approximately $142.1 million in consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-VII were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Pursuant to the terms of an agreement, we continue to service these customer notes receivable and receive fees for our services. These servicing fees are eliminated in consolidation and are therefore not reflected in our condensed consolidated financial statements.

In June 2010, we amended our $72.5 million receivables-based revolver to increase availability to $75.0 million, limited in funded amounts to $40.0 million until a new participating lender joins the credit agreement. Upon execution of the amendment, we prepaid in full the balances owed to two lenders who were participants in $32.5 million of the aggregate maximum amount. The revolving period was extended from July 2010 to June 2012 and the maturity date was extended from July 2013 to June 2015. The interest rate was increased from LIBOR plus 2.40% with a floor of 5.25% to LIBOR plus 5.00% with a floor of 6.25%. In addition, we established a depository account with the senior lender for an initial amount of $250,000 with increases to $500,000 and $750,000 on July 1, 2011 and December 1, 2011, respectively.

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

The fair value of our 10.0% senior subordinated notes approximates its carrying value of $10.0 million at June 30, 2010 as these notes were issued in a private transaction in June 2009 in exchange for $10.0 million of the 8.0% senior subordinated notes.

Considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Note 7 – Fair Value Measurements

We follow FASB ASC “Fair Value Measurements and Disclosures” which established a fair value hierarchy to increase consistency and comparability in fair value measurements and related disclosures. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Index

The following table represents our assets measured at fair value on a recurring basis as of June 30, 2010 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3

Interest rate cap derivative	$—	$60	$—
Total	$—	$60	$—

We estimate the fair value of our interest rate cap derivative using quoted market prices for similar assets in an active market.

Prior to the dissolution of SF-III in the fourth quarter of 2009, the investment in our QSPE was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The activity in the investment in our QSPE is as follows for the three and six-month periods ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Balance, beginning of period	$4,878	$4,908
Net investment appreciation / (returns)	110	80
Balance, end of period	$4,988	$4,988

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2010 and 2009, we had no impairments related to these assets. See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-IV, SF-V, SF-VI, and SF-VII, have guaranteed our 10.0% senior subordinated notes with a balance of $10.0 million at June 30, 2010. Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at June 30, 2010 and December 31, 2009, and no operations for the six months ended June 30, 2010 and 2009.

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

Index

Note 10 – Consolidation of Variable Interest Entities

We periodically sell, to our variable interest entities (SF-IV, SF-V, SF-VI, and SF-VII), customer notes receivable originated in connection with the sale of Vacation Intervals. The primary purpose for which these entities were created was to provide Silverleaf with access to liquidity for the origination of notes receivable in the sale of its timeshare intervals. These entities have no equity investment at risk, making them variable interest entities. The debt securities that our four VIEs issue are collateralized by the customer notes receivable sold and transferred to these entities. We continue to service the notes receivable and transfer all proceeds collected to these VIEs. These servicing fees are eliminated in consolidation and are therefore not reflected in our consolidated financial statements. As the servicer, we manage the delinquent loans and determine which loss mitigation strategy will maximize recoveries on a particular loan. We have consolidated these VIEs in our condensed consolidated financial statements since their inception as we have 100% ownership in them and are the primary beneficiary.

At June 30, 2010, the carrying amount of the consolidated assets included within our condensed consolidated balance sheet for these variable interest entities totaled $231.5 million, comprised of $198.0 million of notes receivable, net of allowance for uncollectible notes, $21.4 million of restricted cash for payments of debt, $9.9 million of prepaid and other assets, $2.4 million of accrued interest receivable, $10,000 of cash and cash equivalents, and $200,000 of amounts due to affiliates. At June 30, 2010, the carrying amount of the consolidated liabilities included within our condensed consolidated balance sheet for these variable interest entities totaled $202.1 million, comprised of $200.8 million of notes payable, $1.3 million of accrued interest payable, and $16,000 of other accounts payable and accrued expenses.

Note 11 – Subsequent Events

None.

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

Index

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

Executive Overview

As of June 30, 2010, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado. Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 115,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned.

Index

Results of Operations

The following table summarizes key ratios from our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
As a percentage of total revenues:
Vacation Interval sales	93.4%	96.1%	92.2%	94.5%
Estimated uncollectible revenue	-26.5%	-24.9%	-26.1%	-24.0%
Net sales	66.9%	71.2%	66.1%	70.5%

Interest income	29.3%	23.7%	30.3%	24.1%
Management fee income	1.1%	1.4%	1.1%	1.4%
Other income	2.7%	3.7%	2.5%	4.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.0%	11.9%	7.7%	11.1%
Sales and marketing	53.8%	50.6%	54.7%	51.5%

As a percentage of total revenues:
Operating, general and administrative	17.5%	19.8%	17.7%	18.2%
Depreciation	2.8%	2.4%	2.9%	2.3%

As a percentage of interest income:
Interest expense and lender fees	50.8%	45.7%	48.4%	45.8%

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues

Revenues for the quarter ended June 30, 2010 were $59.1 million, representing an $8.7 million, or 12.8%, decrease compared to revenues for the quarter ended June 30, 2009. As discussed below, the decrease is primarily attributable to a $9.9 million decrease in Vacation Interval sales offset by a $1.2 million decrease in estimated uncollectible revenue during the quarter ended June 30, 2010.

The following table summarizes our Vacation Interval sales for the three months ended June 30, 2010 and 2009 (dollars in thousands, except average price):

	2010			2009
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$23,828	2,465	$9,667	$23,958	2,540	$9,432
Upgrade Interval Sales to Existing Customers	19,244	2,854	6,743	31,664	3,607	8,779
Additional Interval Sales to Existing Customers	12,128	1,110	10,927	9,510	946	10,053
Total	$55,200			$65,132

Vacation Interval sales decreased 15.2% during the second quarter of 2010 compared to the same period of 2009 primarily due to a reduction in marketing to existing customers which resulted in lower sales of upgrade intervals. We implemented more stringent underwriting policies at the end of 2009 to improve the collection of notes receivable. The number of interval sales to new customers decreased 3.0% but average prices increased 2.5%, resulting in a relatively unchanged volume of sales to new customers in the second quarter of 2010 compared to the same period of 2009. The number of upgrade interval sales to existing customers decreased 20.9%, while average prices decreased 23.2%, resulting in a 39.2% decrease in upgrade interval sales to existing customers during the second quarter of 2010 compared to the same period of 2009. The number of additional interval sales to existing customers increased 17.3%, while average prices increased 8.7% resulting in a 27.5% increase in additional interval sales to existing customers during the second quarter of 2010 compared to the same period of 2009. Vacation Interval sales to existing owners comprised 56.8% and 63.2% of total Vacation Interval sales in the second quarters of 2010 and 2009, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Index

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $15.6 million for the second quarter of 2010 compared to $16.9 million for the same period of 2009. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% in the second quarter of 2010 compared to 25.9% for the second quarter of 2009 and 33.3% for the full year of 2009. This resulted in an allowance for uncollectible notes of 20.5% of our gross notes receivable portfolio as of June 30, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 2.9% for the second quarter of 2010 compared to 3.2% for the same period of 2009. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $1.3 million, or 7.8%, to $17.3 million for the second quarter of 2010 from $16.1 million for the second quarter of 2009. The increase primarily resulted from a higher average notes receivable balance during the second quarter of 2010 compared to the same period of 2009, partially offset by a decrease in the weighted average yield on our outstanding notes receivable to 16.7% at June 30, 2010 from 16.8% at June 30, 2009.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $299,000 to $631,000 for the second quarter of 2010 compared to $930,000 for the same period of 2009, due primarily to an anticipated decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income decreased to $1.6 million for the second quarter of 2010 from $2.5 million for the second quarter of 2009. The decrease is primarily attributable to the receipt of $879,000 in business-interruption proceeds related to Hurricane Ike in April 2009, which struck our Seaside Resort in Galveston, Texas on September 13, 2008.

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

Cost of Vacation Interval sales decreased to 10.0% of Vacation Interval sales for the second quarter of 2010 compared to 11.9% in the 2009 comparable period. This decrease primarily resulted from increased sales of lower cost-basis inventory during the second quarter of 2010 compared to the second quarter of 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 53.8% for the second quarter of 2010 compared to 50.6% for the same period of 2009. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales. In the second quarter of 2010, 56.8% of our sales were to existing customers compared to 63.2% in the second quarter of 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $625,000 and $858,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended June 30, 2010 and 2009, respectively.

Index

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues was 17.5% in the second quarter of 2010 compared to 19.8% for the same period of 2009. Overall, operating, general and administrative expenses decreased $3.1 million for the second quarter of 2010 compared to the same period of 2009, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.8% for the quarter ended June 30, 2010 compared to 2.4% for the same quarter of 2009. Overall, depreciation expense increased $31,000 for the second quarter of 2010 compared to the same period of 2009 due to capital expenditures of $1.2 million since June 30, 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 50.8% for the second quarter of 2010 compared to 45.7% for the same period of 2009. Overall, interest expense and lender fees increased $1.4 million for the second quarter of 2010 compared to the same period of 2009 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June 2010, and amendments to our other senior loan agreements since June 2009. In addition, the weighted average cost of borrowings increased to 6.9% for the three months ended June 30, 2010 from 6.0% for the three months ended June 30, 2009 which was primarily related to SF-VII.

Income before Provision for Income Taxes

Income before provision for income taxes was $3.1 million for the quarter ended June 30, 2010 compared to $4.6 million for the quarter ended June 30, 2009 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 37.5% for the second quarter of 2010 compared to 41.2% for the second quarter of 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, and non-deductible expenses.

Net Income

Net income was $1.9 million for the quarter ended June 30, 2010 compared to $2.7 million for the quarter ended June 30, 2009 as a result of the above-mentioned operating results.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues

Revenues for the six months ended June 30, 2010 were $113.3 million, representing a $17.7 million, or 13.5%, decrease compared to revenues for the six months ended June 30, 2009. As discussed below, the decrease is primarily attributable to a $19.4 million decrease in Vacation Interval sales and a $2.4 million decrease in other income, partially offset by a $2.8 million increase in interest income and a $1.9 million decrease in estimated uncollectible revenue during the first six months of 2010.

The following table summarizes our Vacation Interval sales for the six months ended June 30, 2010 and 2009 (dollars in thousands, except average price):

	2010			2009
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$44,805	4,843	$9,251	$46,776	4,640	$10,081
Upgrade Interval Sales to Existing Customers	38,151	5,791	6,588	57,113	6,320	9,037
Additional Interval Sales to Existing Customers	21,439	2,021	10,608	19,901	1,895	10,502
Total	$104,395			$123,790

Index

Vacation Interval sales decreased 15.7% during the first six months of 2010 compared to the same period of 2009 primarily due to a reduction in marketing to existing customers which resulted in lower sales of upgrade intervals. We implemented more stringent underwriting policies at the end of 2009 to improve the collection of notes receivable. The number of interval sales to new customers increased 4.4% but average prices decreased 8.2%, resulting in a 4.2% net decrease in sales to new customers in the first half of 2010 compared to the same period of 2009. The number of upgrade interval sales to existing customers decreased 8.4%, while average prices decreased 27.1%, resulting in a 33.2% decrease in upgrade interval sales to existing customers during the first six months of 2010 compared to the same period of 2009. The number of additional interval sales to existing customers increased 6.6%, while average prices increased 1.0%, resulting in a 7.7% increase in additional interval sales to existing customers during the first six months of 2010 compared to the same period of 2009. Vacation Interval sales to existing owners comprised 57.1% and 62.2% of total Vacation Interval sales in the first six months of 2010 and 2009, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $29.6 million for the first half of 2010 compared to $31.5 million for the same period of 2009. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% for the first six months of 2010 compared to 25.4% for the first six months of 2009 and 33.3% for the full year of 2009. This resulted in an allowance for uncollectible notes of 20.5% of our gross notes receivable portfolio as of June 30, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 6.9% for the six months ended June 30, 2010 compared to 7.5% for the same period of 2009. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $2.8 million, or 8.9%, to $34.4 million during the first half of 2010 from $31.6 million during the same period of 2009. The increase primarily resulted from a higher average notes receivable balance during the first half of 2010 compared to the same period of 2009, partially offset by a decrease in the weighted average yield on our outstanding notes receivable to 16.7% at June 30, 2010 from 16.8% at June 30, 2009.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $599,000 to $1.3 million for the first six months of 2010 compared to $1.9 million for the same period of 2009, due primarily to an anticipated decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income decreased to $2.8 million for the first six months of 2010 from $5.2 million for the first six months of 2009. The decrease is primarily attributable to the receipt of $2.4 million in business-interruption proceeds related to Hurricane Ike, which struck our Seaside Resort in Galveston, Texas on September 13, 2008, and a $316,000 gain on the early extinguishment of senior subordinated debt, both recorded in other income in the first six months of 2009.

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

Cost of Vacation Interval sales decreased to 7.7% of Vacation Interval sales for the first six months of 2010 compared to 11.1% in the 2009 comparable period. This decrease primarily resulted from increased sales of lower cost-basis inventory during the first six months of 2010 compared to the first six months of 2009. In addition, the sale of the water and sewer assets at Seaside Resort in the first quarter of 2010 resulted in a one-time $544,000 decrease in cost of sales.

Index

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 54.7% for the six-month period ended June 30, 2010 compared to 51.5% for the comparable prior-year period. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales. In the first half of 2010, 57.1% of our sales were to existing customers compared to 62.2% in the first half of 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $1.5 million and $2.0 million of sampler revenues were recorded as a reduction to sales and marketing expense for the six months ended June 30, 2010 and 2009, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 17.7% for the first half of 2010 compared to 18.2% for the same period of 2009. Overall, operating, general and administrative expenses decreased by $3.8 million for the first six months of 2010 compared to the same period of 2009, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009. Other contributing factors are a decrease in recording fees of $721,000, a decrease in legal fees of $425,000, a decrease in salaries of $391,000, and a decrease of $368,000 in fees related to the senior subordinated debt exchange transaction that occurred in June 2009, partially offset by an increase in fees for dues collections of $720,000.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.9% for the six months ended June 30, 2010 compared to 2.3% for the same period of 2009. Overall, depreciation expense increased $292,000 for the first six months of 2010 compared to the same period of 2009 due to capital expenditures of $1.2 million since June 30, 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 48.4% for the first six months of 2010 compared to 45.8% for the same period of 2009. Overall, interest expense and lender fees increased $2.2 million for the first half of 2010 compared to the same period of 2009 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June of 2010, and amendments to our other senior loan agreements since June 2009. In addition, the weighted average cost of borrowings increased to 6.6% for the six months ended June 30, 2010 from 6.2% for the six months ended June 30, 2009.

Income before Provision for Income Taxes

Income before provision for income taxes decreased to $8.1 million for the six months ended June 30, 2010 compared to $12.2 million for the six months ended June 30, 2009 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.4% for the six months ended June 30, 2010 compared to 39.8% for the same period of 2009.

Net Income

Net income was $5.0 million for the six months ended June 30, 2010 compared to $7.3 million for the six months ended June 30, 2009 as a result of the above-mentioned operating results.

Index

Liquidity and Capital Resources

At June 30, 2010, our senior credit facilities provided for loans of up to $520.8 million, of which $396.5 million of principal related to advances under the credit facilities was outstanding and $124.3 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated variable interest entities, and our senior subordinated debt and other debt, as of June 30, 2010 (in thousands):

	MaximumAmount Available	Outstanding Balance
Receivables-Based Revolvers	$252,601	$129,493
Receivables-Based Non-Revolvers	200,826	200,826
Inventory Loans	67,403	66,171
Subtotal Senior Credit Facilities	520,830	396,490
Senior Subordinated Debt	10,000	10,000
Other Debt	6,137	6,137
Grand Total	$536,967	$412,627

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2011 and July 2022 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts. Our fixed-to-floating debt ratio at June 30, 2010 was 51% fixed to 49% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At June 30, 2010, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.35%. For the six months ended June 30, 2010, the weighted average cost of funds for all borrowings was 6.6%. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of June 30, 2010, $4.5 million of notes, net of accounts charged off, were more than 60 days past due.

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

We anticipate a continuation of the difficult economic environment we experienced throughout 2009 and the first half of 2010. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels. Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2010. However, we believe that conservative business decisions and cash flow management during 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity through mid-2011. These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, negotiation of extensions to our existing credit facilities, and the management of our liquidity through business efficiencies. However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through mid-2011.

Since 2009, we have extended certain of our existing senior credit facilities (see Note 5 for further information). In connection with such extensions, we have in certain cases, agreed to pay higher interest rates and fees. In June 2010, we executed a new term securitization transaction through our newly-formed, wholly-owned and fully consolidated VIE, SF-VII. The Series 2010-A Notes which were issued at a discount of approximately $6.0 million, have a blended coupon rate of 7.366% and a blended effective interest rate of approximately 9.5%. In addition, current conditions in the commercial credit markets are such that an increase in interest rates is likely on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and could adversely impact our results of operations.

Index

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable rate interest, include warrants or other equity component, and may be subject to such terms as we deem prudent. In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Organizations Code.

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

We are in compliance with these covenants as of June 30, 2010. However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

One of our senior lenders, Textron Financial Corporation (“Textron”), and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future. While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders. At June 30, 2010, our senior credit facilities provided for loans of up to $520.8 million, of which $75.0 million, or 14.4%, was related to Textron. In addition, our availability for future advances at June 30, 2010, under these senior credit facilities was $124.3 million, of which only $3.7 million, or 3.0%, was related to our Textron senior credit facility. While we do not currently anticipate a material impact to our liquidity as a result of Textron’s announcement about its future as a timeshare lender, we will continue to monitor the effect of this announcement on our operations.

Cash Flows from Operating Activities. We generate cash primarily from down payments received from the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our variable interest entities, management fees, sampler sales, marina income, golf course and pro shop income, water park income, and hotel income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note. We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings. Because we use significant cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the six months ended June 30, 2010, cash provided by operating activities was $1.7 million compared to cash used of $16.5 million during the same period of 2009. The favorable spread of $18.2 million primarily resulted from a decrease in the growth of our gross notes receivable in the first six months of 2010.

Cash Flows from Investing Activities. During the first six months of 2010, net cash provided by investing activities was $935,000 compared to cash used of $2.0 million during the first six months of 2009. Net cash provided of $935,000 in 2010 was primarily the result of $2.0 million of proceeds received from the sale of water utility assets at our Seaside Resort, partially offset by $1.1 million of purchases of equipment, leasehold improvements, and other general capital expenditures. The gain resulting from the sale of the water utility assets was $77,000. The $2.0 million cash used in investing activities in the first six months of 2009 represents purchases of equipment, leasehold improvements, and other general capital expenditures. The reduction in capital expenditures is consistent with our business plan in effect for 2010.

Index

Cash Flows from Financing Activities. During the first six months of 2010, financing activities used $4.3 million of net cash compared to cash provided by financing activities of $13.7 million in the comparable 2009 period. Net cash used of $4.3 million in 2010 was primarily the result of $256.0 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $257.4 million of payments on borrowings against pledged notes receivable and inventory loans, $2.5 million restricted cash reserved for payments of debt, and $263,000 for the purchase of treasury shares. The securitization transaction we closed in June 2010 through our newly-formed, wholly-owned and fully consolidated variable interest entity, SF-VII, generated $145.5 million of the $256.0 million of proceeds received from borrowings and $142.1 million of the $257.4 million of payments on borrowings for the six months ended June 30, 2010. Net cash provided of $13.7 million in 2009 was primarily the result of $140.8 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $125.8 million of payments on borrowings against pledged notes receivable and inventory loans and $1.3 million restricted cash reserved for payments of debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, which had a total facility amount of $520.8 million at June 30, 2010, have a fixed-to-floating debt ratio of 51% fixed to 49% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%.

At June 30, 2010, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further. Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. We increased our estimated uncollectible revenue as a percentage of Vacation Interval sales to 28.3% for the second quarter of 2010 from 25.9% for the comparable period of 2009. Estimated uncollectible revenue as a percentage of Vacation Interval sales was 33.3% for the year ended December 31, 2009. If default rates for our borrowers were to continue to rise, it may require an additional increase in our estimated uncollectible revenue. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 49% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates remained fairly constant throughout 2009 and the first half of 2010, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at June 30, 2010 would result in a fair value decrease of approximately $14.7 million on our notes receivable portfolio. The impact of a one-point effective interest rate change on the $195.7 million balance of variable-rate debt instruments at June 30, 2010 would be approximately $11,000 on our results of operations, after income taxes, for the six months ended June 30, 2010.

To partially offset potential increases in interest rates, we executed two interest rate swaps related to our conduit loans with SF-II, with fixed rates of 7.04% and 7.90%. Such interest rate swaps related to agreements that had maturity dates between September 2011 and March 2014. In April 2010, we paid off the conduit loans. The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010. See Note 5 “Debt” for additional disclosures regarding this transaction. Our variable funding note with SF-IV also acts as an interest rate hedge since it contains a provision for an interest rate cap. In June 2010, a portion of the cash proceeds from the sale of the customer notes receivable to SF-VII were used to repay the $101.7 million principal balance of the SF-IV line of credit resulting in a $0 balance outstanding under this line of credit at June 30, 2010. Such variable funding note will mature in February 2013.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based upon the foregoing evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Index

On April 7, 2010, the Land Court issued a decision in these cases. In the case in which we claimed that the special permit had expired, the Land Court ruled in our favor, set aside the decision of the Lanesborough Zoning Board of Appeals and entered a permanent injunction barring the Wind Cooperative from using the private access road for any purpose related to or in connection with the construction of the Wind Farm, including servicing and maintaining it. In the companion case, the Court concluded that no decision was needed but indicated a willingness to make a decision if we asked for it to do so. We have asked the Court not to act on the second claim while we explore settlement with the Wind Cooperative. The Wind Cooperative has appealed the Decision.

In a related matter, in September 2009, we filed an action against the Massachusetts Municipal Wholesale Electric Cooperative (the “Electric Cooperative”) in the Berkshire Superior Court, styled Silverleaf Resorts, Inc. et al v. Massachusetts Municipal Wholesale Electric Cooperative, Cause No. 09-267. The action was brought on our behalf and on behalf of the former owners. We alleged that the Electric Cooperative, an affiliate of the Wind Cooperative, acted in an ultra vires manner when it condemned approximately 50 acres that we own at the top of Brodie Mountain for use by the Wind Cooperative in building and operating its wind farm. We acquired the 50 acres in question in an arms-length transaction with an unrelated third party. Our acquisition cost attributable to this tract is approximately $100,000. The Electric Cooperative filed a counterclaim alleging abuse of process as a result of our filing this suit. The Electric Cooperative seeks unspecified damages. We have filed a special motion with the court to dismiss the counterclaim filed by the Electric Cooperative as we believe that we are protected under Massachusetts law from counterclaims filed by entities such as the Electric Cooperative as a result of our challenging the taking of the property by the Electric Cooperative. In addition, we believe that we will be entitled to compensation under Massachusetts law at least equal to our original investment in this tract. No date has been set by the court to hear our motion. We cannot predict the final outcome of our original claim against the Electric Cooperative or of its counterclaim against us.

We have been actively engaged in settlement discussions with both the Electric Cooperative and the Wind Cooperative since October 2009 and have agreed with the Electric Cooperative to stay proceedings in the action related to the condemned 50 acres while we continue to explore a comprehensive settlement of all claims by and against the Electric Cooperative and the Wind Cooperative. With regard to our actions against the Wind Cooperative, we believe that we will be able to reach an agreement with the Wind Cooperative that will allow us to fully develop the property in the manner that we originally intended while minimizing the visual impact to our property from the development of the proposed wind farm. Our pending action against the Electric Cooperative regarding the condemned acres has also been discussed as part of the overall settlement, and we are confident that we will be fully reimbursed for our original purchase price for this acreage in the event of a settlement with the Electric Cooperative. We do not believe a loss is reasonably possible for either of these two matters.

Item 1A. Risk Factors

No changes.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plan	Maximum Number of Shares that MayYet Be Purchased Under the Plan

April 1 through April 30	—	—	—	1,735,765
May 1 through May 31	—	—	—	1,735,765
June 1 through June 30	12,500	$1.17	12,500	1,723,265
Total	12,500		12,500

_________________________

(1) During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 12,500 outstanding shares of common stock during the second quarter of 2010. As of June 30, 2010, 1,723,265 shares of common stock remain available for repurchase under this program.

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

Dated: August 4, 2010	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated: August 4, 2010	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer