Form 10-Q
period 2010-09-30
SILVERLEAF RESORTS INC
filed 2010-11-10
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

As of November 10, 2010, 37,768,652 shares of the registrant's common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

Index

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Vacation Interval sales	$53,162	$70,427	$157,557	$194,217
Estimated uncollectible revenue	(15,072)	(36,741)	(44,668)	(68,216)
Net sales	38,090	33,686	112,889	126,001

Interest income	17,267	16,591	51,639	48,148
Management fee income	630	930	1,891	2,791
Other income	2,489	1,578	5,337	6,777
Total revenues	58,476	52,785	171,756	183,717

Costs and Operating Expenses:
Cost of Vacation Interval sales	5,719	5,125	13,777	18,882
Sales and marketing	28,161	33,293	85,283	97,024
Operating, general and administrative	10,882	11,797	30,967	35,673
Depreciation	1,629	1,641	4,875	4,594
Interest expense and lender fees:
Related to receivables-based credit facilities	7,835	5,362	20,816	16,604
Related to other indebtedness	1,650	2,026	5,307	5,242
Total costs and operating expenses	55,876	59,244	161,025	178,019

Income (loss) before benefit (provision) for income taxes	2,600	(6,459)	10,731	5,698
Benefit (provision) for income taxes	(975)	2,584	(4,099)	(2,258)

Net income (loss)	$1,625	$(3,875)	$6,632	$3,440

Basic net income (loss) per share	$0.04	$(0.10)	$0.17	$0.09

Diluted net income (loss) per share	$0.04	$(0.10)	$0.17	$0.09

Weighted average basic common shares outstanding	37,864,792	38,146,943	37,973,619	38,146,943

Weighted average diluted common shares outstanding	38,718,291	38,146,943	38,853,865	39,027,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
Cash and cash equivalents (including from VIEs of $10 and $11, respectively)	$8,414	$13,905
Restricted cash (including from VIEs of $24,608 and $18,903, respectively)	26,357	20,668
Notes receivable, net of allowance for uncollectible notes of $95,826 and $94,585, respectively (including from VIEs of $209,617 and $204,813, respectively)	362,222	354,659
Accrued interest receivable (including from VIEs of $2,483 and $2,427, respectively)	4,511	4,686
Amounts due from affiliates (including from VIEs of ($183) and ($192), respectively)	14,165	1,587
Inventories	183,208	196,010
Land, equipment, buildings, and leasehold improvements, net	47,871	51,117
Prepaid and other assets (including from VIEs of $10,115 and $9,420, respectively)	28,149	23,856

TOTAL ASSETS	$674,897	$666,488

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses (including from VIEs of $20 and $22, respectively)	$9,732	$8,527
Accrued interest payable (including from VIEs of $1,369 and $813, respectively)	2,557	2,264
Unearned samplers	7,304	6,501
Income taxes payable	712	706
Deferred income taxes	37,539	35,342
Notes payable and capital lease obligations (including from VIEs of $212,412 and $191,395, respectively)	401,496	395,017
Senior subordinated notes	8,855	17,956

Total Liabilities	468,195	466,313

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and 37,768,652 shares outstanding at September 30, 2010 and 38,146,943 shares issued and outstanding at December 31, 2009	381	381
Additional paid-in capital	113,769	113,447
Retained earnings	92,979	86,347
Treasury stock, at cost, 378,291 shares at September 30, 2010 and none at December 31, 2009	(427)	—

Total Shareholders' Equity	206,702	200,175

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$674,897	$666,488

The abbreviation "VIEs" above represents Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock
	Number of Shares	$0.01 Par	Additional Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total

January 1, 2010	38,146,943	$381	$113,447	$86,347	—	$—	$200,175

Stock-based compensation	—	—	322	—	—	—	322
Treasury stock purchases	—	—	—	—	378,291	(427)	(427)
Net income	—	—	—	6,632	—	—	6,632

September 30, 2010	38,146,943	$381	$113,769	$92,979	378,291	$(427)	$206,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$6,632	$3,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Estimated uncollectible revenue	44,668	68,216
Deferred income taxes	2,197	(1,299)
Depreciation	4,875	4,594
Debt discount amortization	2,215	2,116
Gain on early extinguishment of debt	—	(316)
Loss on disposal of property and equipment, net	—	183
Gain on sale of water utility assets	(77)	—
Stock-based compensation	322	348
Cash effect from changes in operating assets and liabilities:
Restricted cash	16	1,625
Notes receivable	(52,231)	(91,833)
Accrued interest receivable	175	(593)
Investment in special purpose entity	—	(655)
Amounts due from affiliates	(12,578)	(3,128)
Inventories	10,889	(6,238)
Prepaid and other assets	(4,293)	5,049
Accounts payable and accrued expenses	1,205	(1,841)
Accrued interest payable	293	(223)
Unearned samplers	803	803
Income taxes payable	6	(1,051)
Net cash provided by (used in) operating activities	5,117	(20,803)

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(1,629)	(2,007)
Proceeds from sale of water utility assets	1,990	—
Net cash provided by (used in) investing activities	361	(2,007)

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	305,831	216,631
Payments of debt and capital leases	(310,668)	(190,460)
Restricted cash reserved for payments of debt	(5,705)	(1,696)
Purchases of treasury shares	(427)	—
Net cash (used in) provided by financing activities	(10,969)	24,475

Net change in cash and cash equivalents	(5,491)	1,665
CASH AND CASH EQUIVALENTS:
Beginning of period	13,905	11,431
End of period	$8,414	$13,096
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$19,518	$15,825
Income taxes paid	$1,914	$4,880
Income tax refund	$17	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventories acquired through financing	$—	$1,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SILVERLEAF RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K. In addition, operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. As of September 30, 2010, no sales were deferred related to the percentage-of-completion method.

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

As mentioned, certain Vacation Interval sales transactions are deferred until the minimum down payment has been received. We account for these transactions utilizing the deposit method. Under this method, the sale is not recognized, a receivable is not recorded, and inventory is not relieved. Any cash received is carried as a deposit until the sale can be recognized. When these types of sales are canceled without a refund, deposits forfeited are recognized as other income and the interest portion is recognized as interest income.

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

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At September 30, 2010, the estimated costs not yet incurred but expected to complete promised amenities was $685,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary. We did not recognize any impairments for our long-lived assets in the first nine months of 2010 and 2009.

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

Index

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

As of September 30, 2010, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of September 30, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike. We recognize changes in fair value of our derivatives in earnings based on accounting guidance for these instruments. The amounts recognized for such derivatives for the nine months ended September 30, 2010 and 2009 were not significant.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Earnings (loss) per share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive shares outstanding during the period. The number of potentially dilutive shares is computed using the treasury stock method, which assumes that the increase in the number of common shares resulting from the exercise of stock options is reduced by the number of common shares that we could have repurchased with the proceeds from the exercise of stock options. For the three months ended September 30, 2009, the weighted average shares outstanding assuming dilution was anti-dilutive due to the loss for the quarter.

Stock-Based Compensation — We account for stock-based compensation expense in accordance with FASB ASC “Compensation – Stock.” We recognize stock-based compensation expense for all stock options granted over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

For the nine months ended September 30, 2010 and 2009, we recognized stock-based compensation expense of $322,000 and $348,000, respectively. As of September 30, 2010, unamortized stock-based compensation expense was $1.2 million, which will be fully recognized by the third quarter of 2013.

Index

The following table summarizes our outstanding stock options for the nine months ended September 30, 2010 and 2009:

	2010	2009
Options outstanding, January 1	3,638,807	3,790,307
Granted	—	75,000
Exercised	—	—
Expired	(77,000)	(5,000)
Forfeited	(175,000)	(80,000)
Options outstanding, September 30	3,386,807	3,780,307

Options exercisable, September 30	2,303,057	2,176,557

Stock Repurchase Program — During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 157,767 treasury shares during the third quarter of 2010 and 378,291 treasury shares during the nine months ended September 30, 2010. As of September 30, 2010, over 1.5 million shares remain available for repurchase under this program.

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

Consolidation of Variable Interest Entities – We adopted FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities” on January 1, 2010. This amendment changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore required to consolidate the VIE by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, and whether a variable interest in a VIE exists. This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, whereas such reassessments were previously required only when specific events had occurred. In addition, QSPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” are subject to the provisions of this amendment. The amendment also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated VIEs (Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), Silverleaf Finance VI, LLC (“SF-VI”), and Silverleaf Finance VII, LLC (“SF-VII”). In addition, as noted above, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our QSPE, effective October 30, 2009, which resulted in the dissolution of SF-III. Lastly, we determined our management fee is not a variable financial interest and we hold no other financial interests in Silverleaf Club and Orlando Breeze Resort Club; therefore consolidation of these entities is not required. See the parenthetical disclosures on our condensed consolidated balance sheets regarding the assets and liabilities of our VIEs that are consolidated therein and Note 10 for additional disclosures regarding our VIEs.

Fair Value Measurements and Disclosures – In January 2010, the FASB issued amended guidance to FASB ASC “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The amendment requires an entity to

Index

disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values for Level 2 and Level 3 inputs. The updated standard will also require additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. This accounting standard update is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the amended requirements for Level 1 and Level 2 fair value measurements, in the first quarter of 2010, did not impact our consolidated financial position, results of operations, or cash flows as it only amends required disclosures. See additional disclosure regarding the inputs used to determine the fair value of our interest rate cap derivative in Note 7. The adoption of the additional disclosure requirements for Level 3 fair value measurements, effective January 1, 2011, is not expected to impact our consolidated financial position, results of operations, or cash flows, nor will it require additional disclosures, as we no longer have assets or liabilities that fall into the Level 3 fair value hierarchy.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued FASB ASC "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010, which for us is the 2010 fourth quarter; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 first quarter. We believe the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

Note 3 – Earnings Per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	37,864,792	38,146,943	37,973,619	38,146,943
Issuance of shares from stock options exercisable	1,294,807	—	1,294,807	1,294,807
Repurchase of shares from stock options proceeds	(441,308)	—	(414,561)	(414,729)
Weighted average shares outstanding - diluted	38,718,291	38,146,943	38,853,865	39,027,021

Outstanding stock options totaling 1.3 million were dilutive securities that were included in the computation of diluted earnings per share for the three months ended September 30, 2010. For the three months ended September 30, 2009, the weighted average shares outstanding assuming dilution was anti-dilutive due to the quarterly loss. Outstanding stock options totaling 1.3 million at September 30, 2009 were excluded from the computation of diluted earnings (loss) per share for this period because including such stock options would have been anti-dilutive. Outstanding stock options totaling 2.1 million and 2.5 million were not dilutive at September 30, 2010 and 2009, respectively, because the exercise price for such options exceeded the average market price for our common shares for the three-month periods ended September 30, 2010 and 2009, respectively.

Outstanding stock options totaling 1.3 million were dilutive securities that were included in the computation of diluted earnings per share for each of the nine-month-periods ended September 30, 2010 and 2009, respectively. Outstanding stock options totaling 2.1 million and 2.5 million were not dilutive at September 30, 2010 and 2009, respectively, because the exercise price for such options exceeded the average market price for our common shares for the nine-month periods ended September 30, 2010 and 2009, respectively.

Index

Note 4 – Notes Receivable

We provide financing to the purchasers of Vacation Intervals in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The weighted average yield on outstanding notes receivable was 16.7% and 16.8% at September 30, 2010 and 2009, respectively, with individual rates ranging from 0% to 17.5%. As of September 30, 2010, $4.9 million of timeshare notes receivable have interest rates below 10%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.3 million at both September 30, 2010 and 2009, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. As of September 30, 2010, $6.4 million of notes receivable, net of accounts charged off, were considered delinquent. An additional $54.8 million of notes receivable, of which $42.9 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

Notes receivable are scheduled to mature as follows at September 30, 2010 (in thousands):

For the 12-Month Period Ending September 30,
2011	$57,381
2012	54,532
2013	60,168
2014	63,552
2015	66,054
Thereafter	156,506
Notes receivable, gross	458,193
Less allowance for uncollectible notes	(95,826)
Less discount on notes receivable	(145)
Notes receivable, net	$362,222

The activity in gross notes receivable is as follows for the three and nine-month periods ended September 30, 2010 and September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$454,133	$423,571	$449,407	$397,002
Sales	40,763	56,616	121,635	154,537
Collections	(24,412)	(20,939)	(69,422)	(62,633)
Receivables charged off	(12,291)	(16,122)	(43,427)	(45,780)
Balance, end of period	$458,193	$443,126	$458,193	$443,126

Index

The activity in the allowance for uncollectible notes is as follows for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$93,045	$78,513	$94,585	$76,696
Estimated uncollectible revenue	15,072	36,741	44,668	68,216
Receivables charged off	(12,291)	(16,122)	(43,427)	(45,780)
Balance, end of period	$95,826	$99,132	$95,826	$99,132

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% for the third quarter of 2010 and 52.2% for the third quarter of 2009. The ratio was substantially higher in the third quarter of 2009 as cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009 above the 25.9% provision rate we had estimated in the second quarter of 2009. The allowance for uncollectible notes was 20.9% of our gross notes receivable portfolio as of September 30, 2010 compared to 21.0% as of December 31, 2009.

Index

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009	Revolving Term	Maturity
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory/acquisition component below)	$30,118	$29,035	1/31/11 (a)	1/31/13
$20 million receivables-based revolver	16,439	16,886	6/30/11	6/30/11
$50 million receivables-based revolver	35,766	28,439	8/31/11	8/31/14
$75 million receivables-based revolver (limited in funded amounts to $40 million, pending a new participating lender)	35,211	52,696	6/09/12	6/09/15
$100 million receivables-based revolver	32,259	111,824	2/12/11	2/12/13
$66.4 million receivables-based non-revolving conduit loan	—	2,021	—	3/22/14
$26.3 million receivables-based non-revolving conduit loan	—	1,621	—	9/22/11
$128.1 million receivables-based non-revolver	16,226	24,163	—	7/16/18
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $1.9 million	37,108	51,767	—	3/16/20
$151.5 million receivables-based non-revolver, including a total remaining discount of approximately $5.0 million	126,818	—	—	7/15/22
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	14,518	24,674	— (a)	1/31/12
$50 million inventory loan agreement	49,228	45,198	4/30/11	4/30/13
Various notes, due from September 2011 through August 2016, collateralized by various assets	7,241	5,700	—	various
Total notes payable	400,932	394,024
Capital lease obligations	564	993	—	various
Total notes payable and capital lease obligations	401,496	395,017

8.0% senior subordinated notes	—	7,956	—	4/01/10
10.0% senior subordinated notes	8,855	10,000	—	4/01/12
Total senior subordinated notes	8,855	17,956

Total	$410,351	$412,973

(a)
The revolving period of the inventory / acquisition component of our $75.0 million consolidated receivables, inventory, and acquisition commitment expired on January 31, 2010. The revolving period for the receivables component of such credit facility will expire on January 31, 2011.

At September 30, 2010, our senior credit facilities provided for loans of up to $501.6 million, of which $107.9 million was available for future advances. Our weighted average cost of borrowings for the nine months ended September 30, 2010 was 7.0% compared to 6.0% for the nine months ended September 30, 2009.

Our fixed-to-floating debt ratio at September 30, 2010 was 46% fixed to 54% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At September 30, 2010, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.26%.

In February 2010, we extended our receivables-based revolving credit facility through SF-IV, our wholly-owned and fully consolidated VIE. The initial maximum commitment amount of the variable funding note (“VFN”) was decreased to $106 million, which commitment amount was further decreased to $100 million on September 30, 2010. The scheduled funding period under

Index

the VFN initially ended in September 2009, but was reinstated and extended to February 2011. The scheduled maturity date was extended from September 2011 to February 2013. The interest rate was increased from Prime to LIBOR plus 5.00% with a floor of 6.00%.

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

Effective June 8, 2010, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated VIE, Silverleaf Finance VII, LLC. SF-VII was formed for the purpose of issuing approximately $151.5 million of its Timeshare Loan-Backed Notes Series 2010-A (“Series 2010-A Notes”) in a private offering and sale through certain financial institutions. The Series 2010-A Notes were issued in three classes with a blended coupon rate of 7.366% and at discounts totaling approximately $6.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 9.5% as of September 30, 2010. The Series 2010-A Notes have a final maturity date of July 2022.

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

The fair value of our 10.0% senior subordinated notes approximates its carrying value of $8.9 million at September 30, 2010 as these notes were issued in a private transaction in June 2009 in a one-for-one exchange for our 8.0% senior subordinated notes.

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

Level 1-    Inputs are quoted prices in active markets for identical assets or liabilities.
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

The following table represents our assets measured at fair value on a recurring basis as of September 30, 2010 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3

Interest rate cap derivative	$—	$57	$—
Total	$—	$57	$—

We estimate the fair value of our interest rate cap derivative using quoted market prices for similar assets in an active market.

Prior to the dissolution of SF-III in the fourth quarter of 2009, the investment in our QSPE was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The activity in the investment in our QSPE is as follows for the three and nine-month periods ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Balance, beginning of period	$4,988	$4,908
Net investment appreciation	575	655
Balance, end of period	$5,563	$5,563

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended September 30, 2010 and 2009, we had no impairments related to these assets. See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-IV, SF-V, SF-VI, and SF-VII, have guaranteed our 10.0% senior subordinated notes with a balance of $8.9 million at September 30, 2010. Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at September 30, 2010 and December 31, 2009, and no operations for the nine months ended September 30, 2010 and 2009.

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

Note 10 – Consolidation of Variable Interest Entities

We sell customer notes receivable originated in connection with the sale of Vacation Intervals to our variable interest entities (SF-IV, SF-V, SF-VI, and SF-VII). The primary purpose for which these entities were created was to provide Silverleaf with access to liquidity for the origination of notes receivable in the sale of its timeshare intervals. These entities have no equity investment at risk, making them variable interest entities. The debt securities that our four VIEs issue are collateralized by the customer notes receivable sold and transferred to these entities. We continue to service the notes receivable and transfer all proceeds collected to these VIEs. These servicing fees are eliminated in consolidation and are therefore not reflected in our consolidated financial statements. As the servicer, we manage the delinquent loans and determine which loss mitigation strategy will maximize recoveries on a particular loan. We have consolidated these VIEs in our condensed consolidated financial statements since their inception as we have 100% ownership in them and are the primary beneficiary.

At September 30, 2010, the carrying amount of the consolidated assets included within our condensed consolidated balance sheet for these variable interest entities totaled $246.6 million, comprised of $209.6 million of notes receivable, net of allowance for uncollectible notes, $24.6 million of restricted cash for payments of debt, $10.1 million of prepaid and other assets, $2.5 million of accrued interest receivable, $10,000 of cash and cash equivalents, and $183,000 of amounts due to affiliates. At September 30, 2010, the carrying amount of the consolidated liabilities included within our condensed consolidated balance sheet for these variable interest entities totaled $213.8 million, comprised of $212.4 million of notes payable, $1.4 million of accrued interest payable, and $20,000 of other accounts payable and accrued expenses.

Note 11 – Subsequent Events

In October 2010, we amended our $75 million consolidated receivables, inventory and acquisition revolving line of credit. The maximum aggregate commitment under the facility, which was $75 million at September 30, 2010, will be $60 million effective January 31, 2011, $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

In November 2010, we entered into a note modification agreement to amend our 10% senior subordinated notes ("Notes") issued in June 2009 with an original principal balance of $10.0 million. Under the terms of the note modification agreement, the interest rate on the Notes will be increased to 12% effective October 1, 2010, and quarterly principal payments will be eliminated. Quarterly interest payments will continue through maturity with the next such interest payment due on January 1, 2011. The remaining $7.7 million in outstanding principal balance will be due at maturity on April 1, 2012. The note modification agreement is subject to customary closing conditions.

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

Index

Executive Overview

As of September 30, 2010, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado. Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 115,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned and consolidated.

Results of Operations

The following table summarizes key ratios from our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
As a percentage of total revenues:
Vacation Interval sales	90.9%	133.4%	91.7%	105.7%
Estimated uncollectible revenue	(25.8)%	(69.6)%	(26.0)%	(37.1)%
Net sales	65.1%	63.8%	65.7%	68.6%

Interest income	29.5%	31.4%	30.1%	26.2%
Management fee income	1.1%	1.8%	1.1%	1.5%
Other income	4.3%	3.0%	3.1%	3.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	10.8%	7.3%	8.7%	9.7%
Sales and marketing	53.0%	47.3%	54.1%	50.0%

As a percentage of total revenues:
Operating, general and administrative	18.6%	22.3%	18.0%	19.4%
Depreciation	2.8%	3.1%	2.8%	2.5%

As a percentage of interest income:
Interest expense and lender fees	54.9%	44.5%	50.6%	45.4%

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

Revenues

Revenues for the quarter ended September 30, 2010 were $58.5 million, representing a $5.7 million, or 10.8%, increase compared to revenues for the quarter ended September 30, 2009. As discussed below, the increase is primarily attributable to a $21.7 million decrease in estimated uncollectible revenue, offset by a $17.3 million decrease in Vacation Interval sales during the quarter ended September 30, 2010.

Index

The following table summarizes our Vacation Interval sales for the three months ended September 30, 2010 and 2009 (dollars in thousands, except average price):

	2010			2009
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$21,942	2,012	$10,906	$26,629	2,579	$10,325
Upgrade Interval Sales to Existing Customers	20,919	2,733	7,654	32,284	3,670	8,797
Additional Interval Sales to Existing Customers	10,301	892	11,548	11,514	1,148	10,030
Total	$53,162			$70,427

Vacation Interval sales decreased 24.5% during the third quarter of 2010 compared to the same period of 2009 primarily due to a reduction in marketing to existing customers which resulted in lower sales of upgrade intervals. We implemented more stringent underwriting policies at the end of 2009 to improve the collection of notes receivable. The number of interval sales to new customers decreased 22.0% but average prices increased 5.6%, resulting in a 17.6% net decrease in sales to new customers in the third quarter of 2010 compared to the same period of 2009. The number of upgrade interval sales to existing customers decreased 25.5%, while average prices decreased 13.0%, resulting in a 35.2% decrease in upgrade interval sales to existing customers during the third quarter of 2010 compared to the same period of 2009. The number of additional interval sales to existing customers decreased 22.3% but average prices increased 15.1% resulting in a 10.5% net decrease in additional interval sales to existing customers during the third quarter of 2010 compared to the same period of 2009. Vacation Interval sales to existing owners comprised 58.7% and 62.2% of total Vacation Interval sales in the third quarters of 2010 and 2009, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $15.1 million for the third quarter of 2010 compared to $36.7 million for the same period of 2009. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% in the third quarter of 2010 compared to 52.2% for the third quarter of 2009 and 33.3% for the full year of 2009. The ratio was substantially higher in the third quarter of 2009 as cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009 above the 25.9% provision rate we had estimated in the second quarter of 2009. The allowance for uncollectible notes was 20.9% of our gross notes receivable portfolio as of September 30, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 2.7% for the third quarter of 2010 compared to 3.8% for the same period of 2009. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $676,000, or 4.1%, to $17.3 million for the third quarter of 2010 from $16.6 million for the third quarter of 2009. The increase primarily resulted from a higher average notes receivable balance during the third quarter of 2010 compared to the same period of 2009, partially offset by a decrease in the weighted average yield on our outstanding notes receivable to 16.7% from 16.8% for the third quarters of 2010 and 2009, respectively.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $300,000 to $630,000 for the third quarter of 2010 compared to $930,000 for the same period of 2009, due primarily to an anticipated decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income increased to $2.5 million for the third quarter of 2010 from $1.6 million for the third quarter of 2009 primarily due to an increase in forfeited deposits during the third quarter of 2010.

Index

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

Cost of Vacation Interval sales increased to 10.8% of Vacation Interval sales for the third quarter of 2010 compared to 7.3% in the 2009 comparable period. This increase primarily resulted from revisions made to our future relative sales value for the third quarters of both 2010 and 2009 which had a greater impact on decreasing cost of sales in the third quarter of 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 53.0% for the third quarter of 2010 compared to 47.3% for the same period of 2009. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales. In the third quarter of 2010, 58.7% of our sales were to existing customers compared to 62.2% in the third quarter of 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $797,000 and $1.1 million of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended September 30, 2010 and 2009, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues was 18.6% in the third quarter of 2010 compared to 22.3% for the same period of 2009. Overall, operating, general and administrative expenses decreased $915,000 for the third quarter of 2010 compared to the same period of 2009, primarily due to a $952,000 decrease in legal fees and a $509,000 decrease in professional fees, which resulted from legal and professional fees in 2009 for a possible securitization which did not occur, partially offset by an increase in the costs of collections of our notes receivable of $360,000.

Depreciation

Depreciation expense as a percentage of total revenue was 2.8% for the quarter ended September 30, 2010 compared to 3.1% for the same quarter of 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 54.9% for the third quarter of 2010 compared to 44.5% for the same period of 2009. Overall, interest expense and lender fees increased $2.1 million for the third quarter of 2010 compared to the same period of 2009 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June 2010, and amendments to our other senior loan agreements since September 2009. In addition, the weighted average cost of borrowings increased to 7.8% for the three months ended September 30, 2010 from 5.6% for the three months ended September 30, 2009 which was primarily related to SF-VII.

Income (Loss) before Benefit (Provision) for Income Taxes

Income (loss) before benefit (provision) for income taxes was income of $2.6 million for the quarter ended September 30, 2010 compared to a loss of $6.5 million for the quarter ended September 30, 2009 as a result of the above-mentioned operating results.

Index

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes as a percentage of income (loss) before benefit (provision) for income taxes was a provision of 37.5% for the third quarter of 2010 compared to a benefit of 40.0% for the third quarter of 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, and non-deductible expenses.

Net Income (Loss)

Net income (loss) was income of $1.6 million for the quarter ended September 30, 2010 compared to a loss of $3.9 million for the quarter ended September 30, 2009 as a result of the above-mentioned operating results.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues for the nine months ended September 30, 2010 were $171.8 million, representing a $12.0 million, or 6.5%, decrease compared to revenues for the nine months ended September 30, 2009. As discussed below, the decrease is primarily attributable to a $36.7 million decrease in Vacation Interval sales, partially offset by a $23.5 million decrease in estimated uncollectible revenue.

The following table summarizes our Vacation Interval sales for the nine months ended September 30, 2010 and 2009 (dollars in thousands, except average price):

	2010			2009
	Sales	Intervals	Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$66,747	6,855	$9,737	$73,406	7,219	$10,168
Upgrade Interval Sales to Existing Customers	59,071	8,524	6,930	89,397	9,990	8,949
Additional Interval Sales to Existing Customers	31,739	2,913	10,896	31,414	3,043	10,323
Total	$157,557			$194,217

Vacation Interval sales decreased 18.9% during the first nine months of 2010 compared to the same period of 2009 primarily due to a reduction in marketing to existing customers which resulted in lower sales of upgrade intervals. We implemented more stringent underwriting policies at the end of 2009 to improve the collection of notes receivable. The number of interval sales to new customers decreased 5.0% while average prices decreased 4.2%, resulting in a 9.1% decrease in sales to new customers in the first nine months of 2010 compared to the same period of 2009. The number of upgrade interval sales to existing customers decreased 14.7%, while average prices decreased 22.6%, resulting in a 33.9% decrease in upgrade interval sales to existing customers during the first nine months of 2010 compared to the same period of 2009. The number of additional interval sales to existing customers decreased 4.3% but average prices increased 5.6%, resulting in a 1.0% net increase in additional interval sales to existing customers during the first nine months of 2010 compared to the same period of 2009. Vacation Interval sales to existing owners comprised 57.6% and 62.2% of total Vacation Interval sales in the first nine months of 2010 and 2009, respectively, which maintains our favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $44.7 million for the first nine months of 2010 compared to $68.2 million for the same period of 2009. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales decreased to 28.3% for the first nine months of 2010 compared to 35.1% for the first nine months of 2009 and 33.3% for the full year of 2009. Cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009 above the 25.9% provision rate we had estimated in the second quarter of 2009. The allowance for uncollectible notes was 20.9% of our gross notes receivable portfolio as of September 30, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 9.7% for the nine months ended September 30, 2010 compared to 11.5% for the same period of 2009. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Index

Interest income increased $3.5 million, or 7.2%, to $51.6 million during the first nine months of 2010 from $48.1 million during the same period of 2009. The increase primarily resulted from a higher average notes receivable balance during the first nine months of 2010 compared to the same period of 2009.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ net income. Management fee income decreased $900,000 to $1.9 million for the first nine months of 2010 compared to $2.8 million for the same period of 2009, due primarily to an anticipated decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income decreased to $5.3 million for the first nine months of 2010 from $6.8 million for the first nine months of 2009. The decrease is primarily attributable to the receipt during 2009 of $2.4 million in business-interruption proceeds related to Hurricane Ike, which struck our Seaside Resort in Galveston, Texas in September 2008, and a $316,000 gain on the early extinguishment of senior subordinated debt in 2009, partially offset by an increase in forfeited deposits during the first nine months of 2010.

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

Cost of Vacation Interval sales decreased to 8.7% of Vacation Interval sales for the first nine months of 2010 compared to 9.7% in the 2009 comparable period. This decrease primarily resulted from increased sales of lower cost-basis inventory during the first nine months of 2010 compared to the first nine months of 2009. In addition, the sale of the water and sewer assets at Seaside Resort in the first quarter of 2010 resulted in a one-time $544,000 decrease in cost of sales.

 Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 54.1% for the nine-month period ended September 30, 2010 compared to 50.0% for the comparable prior-year period. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales. In the first nine months of 2010, 57.6% of our sales were to existing customers compared to 62.2% in the first nine months of 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $2.3 million and $3.0 million of sampler revenues were recorded as a reduction to sales and marketing expense for the nine months ended September 30, 2010 and 2009, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 18.0% for the first nine months of 2010 compared to 19.4% for the same period of 2009. Overall, operating, general and administrative expenses decreased $4.7 million for the first nine months of 2010 compared to the same period of 2009, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009. Other contributing factors are a decrease in legal fees of $1.4 million and a decrease in professional fees of $949,000, which primarily resulted from legal and professional fees in the second and third quarters of 2009 for a possible securitization which did not occur, and a decrease in recording fees of $974,000, partially offset by an increase in the costs of collections of our notes receivable of $1.1 million.

Index

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.8% for the nine months ended September 30, 2010 compared to 2.5% for the same period of 2009. Overall, depreciation expense increased $281,000 for the first nine months of 2010 compared to the same period of 2009 due to capital expenditures of $1.8 million since September 30, 2009.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 50.6% for the first nine months of 2010 compared to 45.4% for the same period of 2009. Overall, interest expense and lender fees increased $4.3 million for the first nine months of 2010 compared to the same period of 2009 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June of 2010, and amendments to our other senior loan agreements since June 2009. In addition, the weighted average cost of borrowings increased to 7.0% for the nine months ended September 30, 2010 from 6.0% for the nine months ended September 30, 2009.

Income before Provision for Income Taxes

Income before provision for income taxes increased to $10.7 million for the nine months ended September 30, 2010 compared to $5.7 million for the nine months ended September 30, 2009 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 38.2% for the nine months ended September 30, 2010 compared to 39.6% for the same period of 2009.

Net Income

Net income was $6.6 million for the nine months ended September 30, 2010 compared to $3.4 million for the nine months ended September 30, 2009 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

At September 30, 2010, our senior credit facilities provided for loans of up to $501.6 million, of which $393.7 million of principal related to advances under the credit facilities was outstanding and $107.9 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated variable interest entities, and our senior subordinated debt and other debt, as of September 30, 2010 (in thousands):

	Maximum Amount Available	Outstanding Balance
Receivables-Based Revolvers	$256,956	$149,793
Receivables-Based Non-Revolvers	180,152	180,152
Inventory Loans	64,518	63,746
Subtotal Senior Credit Facilities	501,626	393,691
Senior Subordinated Debt	8,855	8,855
Other Debt	7,805	7,805
Grand Total	$518,286	$410,351

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2011 and July 2022 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts. Our fixed-to-floating debt ratio at September 30, 2010 was 46% fixed to 54% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At September 30, 2010, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.26%. For the nine months ended September 30, 2010, the weighted average cost of funds for all borrowings was 7.0%. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer

Index

notes receivable. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of September 30, 2010, $6.4 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $8.9 million of 10.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries. Payment terms related to these notes require quarterly principal and interest payments of approximately $1.4 million through maturity at April 1, 2012.

We anticipate a continuation of the difficult economic environment we experienced the last two years. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels. Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2010. However, we believe that conservative business decisions and cash flow management during 2010, along with other measures in the coming year, will allow us to maintain adequate liquidity through mid-2011. These other measures include continuing to focus on improving the credit quality of our notes receivable, a continued favorable sales-mix trend toward upgrades and second-week sales to existing customers as such sales have relatively lower associated sales and marketing costs, reductions in capital expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, negotiation of extensions to our existing credit facilities, and the management of our liquidity through business efficiencies. However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through mid-2011.

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

We are in compliance with these covenants as of September 30, 2010. However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

One of our senior lenders, Textron Financial Corporation (“Textron”), and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future. While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the

Index

future to replace these facilities may be limited by a lack of commercial lenders. At September 30, 2010, our senior credit facilities provided for loans of up to $501.6 million, of which $75.0 million, or 15.0%, was related to Textron. In addition, our availability for future advances at September 30, 2010, under these senior credit facilities was $107.9 million, of which $16.8 million, or 15.6%, was related to our Textron senior credit facility. While we do not currently anticipate a material impact to our liquidity as a result of Textron’s announcement about its future as a timeshare lender, we will continue to monitor the effect of this announcement on our operations.

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

During the nine months ended September 30, 2010, cash provided by operating activities was $5.1 million compared to cash used of $20.8 million during the same period of 2009. The favorable spread of $25.9 million primarily resulted from a decrease in the growth of our gross notes receivable in the first nine months of 2010, partially offset by an increase in the amounts due from affiliates of $12.6 million.

Cash Flows from Investing Activities. During the first nine months of 2010, net cash provided by investing activities was $361,000 compared to cash used of $2.0 million during the first nine months of 2009. Net cash provided of $361,000 in 2010 was primarily the result of $2.0 million of proceeds received from the sale of water utility assets at our Seaside Resort, partially offset by $1.6 million of purchases of equipment, leasehold improvements, and other general capital expenditures. The gain resulting from the sale of the water utility assets was $77,000. The $2.0 million cash used in investing activities in the first nine months of 2009 represents purchases of equipment, leasehold improvements, and other general capital expenditures. The reduction in capital expenditures is consistent with our business plan in effect for 2010.

Cash Flows from Financing Activities. During the first nine months of 2010, net cash used in financing activities was $11.0 million compared to cash provided by financing activities of $24.5 million in the comparable 2009 period. Net cash used of $11.0 million in 2010 was primarily the result of $305.8 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $310.7 million of payments on borrowings against pledged notes receivable and inventory loans, $5.7 million restricted cash reserved for payments of debt, and $427,000 for the purchase of treasury shares. The securitization transaction we closed in June 2010 through our newly-formed, wholly-owned and fully consolidated variable interest entity, SF-VII, generated $145.5 million of the $305.8 million of proceeds received from borrowings and $142.1 million of the $310.7 million of payments on borrowings for the nine months ended September 30, 2010. Net cash provided of $24.5 million in 2009 was primarily the result of $216.6 million of proceeds received from borrowings against pledged notes receivable and inventory loans, offset by $190.5 million of payments on borrowings against pledged notes receivable and inventory loans and $1.7 million restricted cash reserved for payments of debt.

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

Index

Federal net operating losses (“NOLs”) of $146.0 million existing at December 31, 2009 expire between 2020 and 2029. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, with an outstanding balance of $393.7 million at September 30, 2010, have a fixed-to-floating debt ratio of 46% fixed to 54% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%.

At September 30, 2010, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. In addition, during 2009 we experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further. Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3% for the first nine months of 2010 compared to 35.1% for the same period of 2009, and 33.3% for the year ended December 31, 2009. See Note 4 "Notes Receivable" for a discussion of the higher provision rate in 2009, which resulted primarily from a provision of 52.2% in the third quarter of 2009. If default rates for our borrowers were to continue to rise, it may require an increase in our estimated uncollectible revenue. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 54% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have remained fairly constant the last two years, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at September 30, 2010 would result in a fair value decrease of approximately $14.9 million on our notes receivable portfolio. The impact of a one-point effective interest rate change on the $213.5 million balance of variable-rate debt instruments at September 30, 2010 would be approximately $39,000 on our results

Index

of operations, after income taxes, for the nine months ended September 30, 2010.

Our variable funding note with SF-IV acts as an interest rate hedge to partially offset potential increases in interest rates, since it contains a provision for an interest rate cap. The principal balance of the SF-IV line of credit was $32.3 million at September 30, 2010. Such variable funding note will mature in February 2013.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based upon the foregoing evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have been a co-plaintiff with one other party in two related matters brought in the Land Court Department of the Trial Court of the Commonwealth of Massachusetts, each styled as Silverleaf Resorts, Inc., et al. v. Zoning Board of Appeals of the Town of Lanesborough, et al., Civil Action No. 07 MISC 351155 and Civil Action No. 09 MISC 393464.  In these actions, we and the co-plaintiff challenged the validity of a special permit issued in June 2004 by the Lanesborough Zoning Board of Appeals to Berkshire Wind Power Cooperative Corporation's (the “Wind Cooperative”) predecessor-in-interest for construction and use of a private access road that runs from Brodie Mountain Road in Lanesborough to Sheep's Heaven Mountain that the Wind Cooperative needs to access the property on the ridge line of Brodie Mountain in Hancock, Massachusetts, where it is constructing a wind farm. We initiated these lawsuits in 2007 because the Wind Cooperative's predecessor-in-interest had plans to construct a multi-turbine wind farm directly adjacent (in part) to the property line of a 500-acre tract of land we own in Berkshire County, Massachusetts. Our concern was that if the Wind Cooperative were ultimately successful in developing this neighboring site in accordance with its plans, the proximity of such a wind farm facility to our property line could adversely affect our property's development. Our suit sought a court decree that the special permit had expired from non-use and is therefore no longer valid, and also, that the road was not built as permitted. The cases were tried in August 2009, and while we were awaiting the final decision of the Land Court, the Land Court granted our motion for a preliminary injunction, finding that we were likely to prevail on the merits of the suit and that we would suffer irreparable injury if the Wind Cooperative used the access road to continue construction of the wind farm. The Wind Cooperative filed an interlocutory appeal of the preliminary injunction to the Massachusetts Appeals Court, but no action was ever taken on that appeal.

On April 7, 2010, the Land Court issued a decision in these cases. In the case in which we claimed that the special permit had expired, the Land Court ruled in our favor, set aside the decision of the Lanesborough Zoning Board of Appeals and entered a permanent injunction barring the Wind Cooperative from using the private access road for any purpose related to or in connection with the construction of the Wind Farm, including servicing and maintaining it. In the companion case, the Court concluded that no decision was needed but indicated a willingness to make a decision if we asked for it to do so. We asked the Court not to act on the second claim while we explore settlement with the Wind Cooperative. The Wind Cooperative appealed the Decision but no action was taken on that appeal.

In a related matter, in September 2009, we filed an action against the Massachusetts Municipal Wholesale Electric Cooperative (the “Electric Cooperative”) in the Berkshire Superior Court, styled Silverleaf Resorts, Inc. et al v. Massachusetts Municipal Wholesale Electric Cooperative, Cause No. 09-267. The action was brought on our behalf and on behalf of the former owners. We alleged that the Electric Cooperative, an affiliate of the Wind Cooperative, acted in an ultra vires manner when it condemned approximately 50 acres that we own at the top of Brodie Mountain for use by the Wind Cooperative in building and operating its wind farm. We acquired the 50 acres in question in an arms-length transaction with an unrelated third party. Our acquisition cost attributable to this tract is approximately $100,000. The Electric Cooperative filed a counterclaim alleging abuse of process as a result of our filing this suit. The Electric Cooperative seeks unspecified damages. We filed a special motion with the court to dismiss the counterclaim filed by the Electric Cooperative as we believe that we are protected under Massachusetts law from counterclaims filed by entities such as the Electric Cooperative as a result of our challenging the taking of the property by the Electric Cooperative. In addition, we believe that we are entitled to compensation under Massachusetts law at least equal to our original investment in this tract. No date was set by the court to hear our motion.

We have been actively engaged in settlement discussions with both the Electric Cooperative and the Wind Cooperative since October 2009 and agreed with the Electric Cooperative to stay proceedings in the action related to the condemned 50 acres while we continued to explore a comprehensive settlement of all claims by and against the Electric Cooperative and the Wind Cooperative. With regard to our actions against the Wind Cooperative, we concluded that we would be able to reach an agreement with the Wind Cooperative that would allow us to fully develop the property in the manner that we originally intended while minimizing the visual impact to our property from the development of the proposed wind farm. Our pending action against the Electric Cooperative regarding the condemned acres has also been discussed as part of the overall settlement, and we were confident that we would be fully reimbursed for our original purchase price for this acreage in the event of a settlement with the Electric Cooperative. We do not believe a loss is reasonably possible for either of these two matters.

During July and August, 2010, we negotiated a comprehensive settlement of all outstanding issues involving the Wind Cooperatives' proposed wind farm. A Settlement Agreement (together with related implementing agreements) was then executed dated as of August 30, 2010, between us and the Wind Cooperative. It was joined in by the Electric Cooperative for the limited purposes set out in that Agreement. The Wind Cooperative agreed in the Settlement Agreement to move the three turbines located closest to

Index

our property line to locations where their visual impact on our project will be minimized. The Wind Cooperative also agreed not to construct any further wind turbines in the land being used for its wind farm in the easements it holds for this purpose on top of Brodie Mountain. We agreed not to oppose the Wind Cooperative's application for a new road permit or for its further construction or for its operation of the wind farm.

In a separate agreement, entered into by us, the Wind Cooperative and the Electrical Cooperative, we agreed to give up our claim of title to the disputed fifty acres and to deed that property to the Electrical Cooperative. The Electrical Cooperative agreed in turn to reimburse us the $100,000 we paid to acquire that property.

Finally, all parties to the outstanding suits and appeals agreed to dismiss those actions with prejudice and with all parties to bear their own fees and costs.

The various actions required by the Settlement Agreement and the related implementing agreements are in the process of being completed.

Item 1A. Risk Factors

No changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 through July 31	—	$—	—	1,723,265
August 1 through August 31	111,200	1.04	111,200	1,612,065
September 1 through September 30	46,567	1.04	46,567	1,565,498
Total	157,767		157,767

_________________________

(1) During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011.

Index

Item 5.  Exhibits

(a)	Exhibits filed herewith:

	10.1	Note Modification Agreement dated November 10, 2010 by and between Grace Brothers, Ltd., Bradford Whitmore and Silverleaf Resorts, Inc. for the Registrant's 10% Senior Subordinated Notes due 2012

10.2
Third Amendment to Amended and Restated Sale and Servicing Agreement dated as of August 6, 2010 , by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association

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

Dated:	November 10, 2010	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board and
Chief Executive Officer

Dated:	November 10, 2010	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer