Form 10-K
period 2010-12-31
SILVERLEAF RESORTS INC
filed 2011-03-16
CIK 1033032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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
Yes ☐     No ☒
_______________

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on June 30, 2010 as reported on The NASDAQ Capital Market, was $20,481,921.  For this purpose, “affiliates” include members of the Board of Directors and executive management of the registrant and all persons known to be the beneficial owners of more than 5% of the registrant’s outstanding common stock.

As of March 16, 2011, 38,136,921 shares of the registrant’s common stock, $0.01 par value, were outstanding.

FORM 10-K TABLE OF CONTENTS

Forward-Looking Statements

Throughout this report and any documents incorporated herein by reference, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including in particular, statements about our plans, objectives, expectations, and prospects. You can identify these statements by forward-looking words such as “will,” “may,” “should,” “believes,” “anticipates,” “intends,” “estimates,” “expects,” “projects,” “plans,” “seeks,” and similar expressions. Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•the ability to obtain the required shareholder approval for the merger at the special meeting;

•the effects of litigation that has been or that may be filed in connection with the merger;

•the merger may involve unexpected costs or unexpected liabilities;

•
if the merger is not completed under certain circumstances, Silverleaf may be required to repay expenses incurred by SL Resort Holdings Inc. ("Resort Holdings") and Resort Merger Sub Inc. ("Merger Sub"), or even pay a termination fee;

•
the likely decline of the market price for the Company's common stock in the event the merger is not completed, to the extent that the current market price of the stock reflects the assumption that the merger will be consummated;

•	the effect of the announcement of the merger on our relationships with our financing sources, customers and personnel, operating results and business generally;

•	the risk that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	the financial performance of Silverleaf through the completion of the merger, including in particular Silverleaf's cash flows and cash balances;

•any adjustment to, or event of default under, our warehouse facilities;

•volatility in the stock markets;

•the timing of the completion of the merger; and

•the failure of any closing conditions to the merger.

Other factors not identified above, include, among others, those discussed in our 2010 Form 10-K herein. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information known to us at the time such statements are made. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.

PART I

ITEM 1. BUSINESS

Execution of an Agreement and Plan of Merger

Effective February 3, 2011, Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) entered into a definitive agreement to be acquired by Resort Holdings, and Merger Sub, a wholly-owned subisidiary of Resort Holdings. Both Resort Holdings and Merger Sub are affiliates of Cerberus Capital Management, L.P. ("Cerberus"). The transaction has been approved by our Board of Directors (the "Board"), and the Board will be recommending that our shareholders approve the transaction. Under the merger agreement, our shareholders will receive, at the closing, $2.50 in cash for each share of our common stock they own, representing a premium of approximately 75% based on the closing trading price of $1.43 of our common stock on February 3, 2011. Cerberus has agreed to provide equity financing for the full amount of the merger consideration. Our Board of Directors has received an opinion from its financial advisor, Gleacher & Company Securities, Inc. ("Gleacher"), that the consideration to be paid to our shareholders in the transaction is fair from a financial point of view. Completion of the transaction is subject to customary closing conditions, including approval by our shareholders. We intend to hold a special meeting of our shareholders for the purpose of approving the merger as promptly as possible. Consummation of the merger is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals. Upon completion of the transaction, we will become a private company, wholly-owned by Resort Holdings, and our common stock will no longer be traded on The NASDAQ Capital Market (“NASDAQ”).

Overview

Silverleaf was incorporated in Texas in 1989.  Our principal business is the development, marketing, and operation of “getaway” and “destination” timeshare resorts. As of December 31, 2010, we own a) seven “getaway resorts” in Texas, Missouri, Illinois, and Georgia (the “Getaway Resorts”) and b) six “destination resorts” in Texas, Missouri, Massachusetts, and Florida (the “Destination Resorts”).  In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

The Getaway Resorts are designed to appeal to vacationers seeking comfortable and affordable accommodations in locations convenient to their residences and are located near major metropolitan areas. Our Getaway Resorts are located close to principal areas where we market our vacation products to facilitate more frequent “short-stay” getaways. We believe such short-stay getaways are growing in popularity as a vacation trend. Our Destination Resorts are located in or near areas with national tourist appeal and offer our customers the opportunity to upgrade into a more upscale resort area as their lifestyles and travel budgets permit. Both the Getaway Resorts and the Destination Resorts (collectively, the “Existing Resorts”) provide a quiet, relaxing vacation environment. We believe our resorts offer our customers an economical alternative to commercial vacation lodging. The average price for an annual one-week vacation ownership interval (“Vacation Interval”) for a two-bedroom unit at the Existing Resorts was $10,272 for 2010 and $9,989 for 2009.

Owners of Vacation Intervals at the Existing Resorts (“Silverleaf Owners”) enjoy certain distinct benefits. These benefits include (i) use of vacant lodging facilities at the Existing Resorts through our “Bonus Time” Program; (ii) year-round access to the Existing Resorts' non-lodging amenities such as fishing, boating, horseback riding, swimming, tennis, or golf on a daily basis for little or no additional charge; (iii) the right to exchange the use of a Vacation Interval at one of our Existing Resorts for a different time period at a different Existing Resort through our internal exchange program; and (iv) use of The Pinnacle Lodge hotel, through our Bonus Time Program, which is located near the Winter Park recreational area in Colorado. These benefits are subject to availability and other limitations. Silverleaf Owners may also enroll in the Vacation Interval exchange network operated by RCI, LLC (“RCI”) except for new purchasing owners at our Oak N' Spruce Resort in Massachusetts. As of December 31, 2010, our Oak N' Spruce Resort is under contract with Interval International ("II") exchange network. All of our other Existing Resorts are under contract with the RCI exchange network.

Certain Significant 2010 Events

•
In June 2010, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated variable interest entity ("VIE"), Silverleaf Finance VII, LLC (“SF-VII”). SF-VII was formed for the purpose of issuing approximately $151.5 million of its Timeshare Loan-Backed Notes Series 2010-A (“Series 2010-A Notes”) in a private offering and sale through certain financial institutions. The Series 2010-A Notes were issued in three classes with a blended coupon rate of 7.366% and at discounts totaling approximately $6.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 9.5% at December 31, 2010. The Series 2010-A Notes have a final maturity date of July 2022 and are secured by customer notes receivable sold to SF-VII. The cash proceeds from the sale of the customer notes receivable to SF-VII were primarily used to repay approximately $142.1 million in consolidated indebtedness to senior lenders.

•
In December 2010, we executed two term securitization transactions through two newly-formed, wholly-owned and fully consolidated VIEs, Silverleaf Finance VIII, LLC ("SF-VIII") and Silverleaf Finance IX, LLC ("SF-IX"). SF-VIII was formed for the purpose of issuing approximately $104.4 million of its Timeshare Loan-Backed Notes Series 2010-B ("Series 2010-B Notes") in a private placement to institutional purchasers. The Series 2010-B Notes were issued in two classes with a blended coupon rate of 6.47% and at discounts totaling approximately $57,000. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 6.5% as of December 31, 2010. The Series 2010-B Notes have a final maturity date of May 2022.

SF-IX was formed for the purpose of issuing approximately $48.4 million of its Timeshare Loan-Backed Notes Series 2010-C ("Series 2010-C Notes") in a private placement under Regulation D of the Securities Act of 1933. The Series 2010-C Notes were issued in two classes with a blended coupon rate of 12.00% and at discounts totaling approximately $3.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 16.5% as of December 31, 2010. The Series 2010-C Notes have a final maturity date of July 2022. Silverleaf entered into a guaranty regarding the Series 2010-C Notes in which the Company will be liable for all aggregate defaulted timeshare loan make-whole amounts, if any, determined prior to each monthly payment date.

The Series 2010-B and Series 2010-C Notes are secured by customer notes receivable sold to SF-VIII and SF-IX by Silverleaf Finance IV, LLC ("SF-IV"), Silverleaf Finance V, L.P. ("SF-V"), and Silverleaf. The customer notes receivable sold to SF-VIII and SF-IX were previously sold to SF-IV or SF-V or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VIII and SF-IX were primarily used to repay approximately $94.8 million and $35.7 million, respectively, in consolidated indebtedness to senior lenders.

•
During 2010, we paid off our two conduit loans with SF-II and our receivables-based term credit facility through SF-V. We dissolved both SF-II and SF-V with the execution of each loan payout, respectively. We did not record a gain or loss as a result of either dissolution.

•
During 2010, we amended and / or extended several of our senior credit facility agreements as well as the terms of our senior subordinated notes, as described fully in Note 8, "Debt." Also see Item I, "Description of our Indebtedness and Senior Credit Facilities at December 31, 2010."

•	During 2010, we completed construction of one building which added 12 timeshare units, or 624 Vacation Intervals at our Seaside Resort in Galveston, Texas.

Other Significant Events Subsequent to 2010

•	In February 2011, we extended the revolving period of our receivables-based credit facility through SF-IV for 90 days, from February 12, 2011 to May 12, 2011.

•	We entered into the merger agreement with Resort Holdings and Merger Sub on February 3, 2011.

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

At the conclusion of the Vacation Interval sales process, we offer potential purchasers financing of up to 90% of the purchase price over a seven-year to ten-year period. We have historically financed our operations by borrowing from third-party lending institutions at an advance rate of 75% to 80% of eligible customer receivables. At December 31, 2010 and 2009, we had a portfolio of approximately 52,262 and 51,185 customer promissory notes, respectively, totaling $452.9 million and $449.7 million, respectively, with a weighted average yield of 16.7% and 16.8%, respectively, which compares favorably to our weighted average cost of borrowings of 7.8% at December 31, 2010. We cease recognition of interest income when collection is no longer deemed probable. At December 31, 2010 and 2009, $6.8 million and $8.5 million, or 1.5% and 1.9%, respectively, of our loans to Silverleaf Owners were 61 to 90 days past due. We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. Consequently, as of December 31, 2010 and 2009, we had no timeshare loans receivable over 90 days past due. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted. We provide for uncollectible notes by reserving an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes.

Each timeshare resort has a timeshare owners' association (a “Club”). At December 31, 2010, each Club (other than the club at our Orlando Breeze Resort) operates through a centralized organization to manage its respective resort on a collective basis. This centralized organization is Silverleaf Club, a Texas not-for-profit corporation. Silverleaf Club is under contract with each Club for each of the Existing Resorts (with the exception of Orlando Breeze) to operate and manage their resort. In turn, we have a contract (“Management Agreement”) with Silverleaf Club, under which we perform the supervisory and management functions of the resorts on a collective basis. All costs of operating the timeshare resorts, including management fees payable to us under the Management Agreement, are to be covered by monthly dues paid by the timeshare owners to their respective Clubs as well as income generated by the operation of certain amenities at the timeshare resorts.

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

Sales representatives receive commissions ranging from 4.0% to 14.0% of the sales price of a Vacation Interval depending on established guidelines. In addition, sales managers receive commissions of 2.0% to 6.0% and sales directors receive commissions of 0.65% to 4.0%.  Commissions received by sales managers and sales directors are subject to chargebacks in the event the purchaser fails to make the first required payment.

Prospects who are interested in a lower priced product are offered biennial (alternate year) intervals or other lower priced products that entitle the prospect to sample a resort for a specified number of nights. The prospect may apply the cost of a lower priced product against the down payment on a Vacation Interval if the interval is purchased by a certain date. As mentioned, we also market upgraded Vacation Intervals as well as additional weeks to existing Silverleaf Owners through both on-site and off-site marketing programs. In recent years, we have been focusing on shifting our sales mix to more heavily represent sales to existing customers. These upgrade and additional week programs have been well received by Silverleaf Owners and accounted for approximately 59.3% and 62.0% of our gross revenues from Vacation Interval sales for the years ended December 31, 2010 and 2009, respectively. By offering lower priced products and upgraded and additional week Vacation Intervals, we believe we offer an array of affordable products for all prospects in our target market. Also, by offering products with a range of prices, we attempt to broaden our market with initial sales of lower priced products, which we attempt to gradually upgrade and/or augment with additional week sales over time.

We have a showroom-style, off-site sales office, located in the Dallas/Fort Worth metroplex in Irving, Texas, which operates under the name “Silverleaf Vacation Store.”  It offers potential customers an interactive “virtual” experience of our resorts, including a model unit and photo gallery.  This showroom generated $10.1 million and $10.6 million in annual sales to new members in 2010 and 2009, respectively. The showroom has provided us with a significant sales opportunity by enabling potential customers to experience the quality and service of our resorts without leaving their own community. We expect that new owners who purchase at this showroom will later participate in our upgrade and additional week sales programs.

Our sales representatives are a critical component of our sales and marketing effort. We continually strive to attract, train, and retain a dedicated sales force. We provide intensive sales instruction and training, which assists sales representatives in acquainting prospects with each particular resort's benefits. Our sales instruction and training also focuses on compliance by each sales representative with all federal, state, and local laws applicable to timeshare sales. At December 31, 2010, we had a sales force of 726 employees.

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

For the year ended December 31, 2010, we accrued estimated uncollectible revenue, reflected as an offset to Vacation Interval sales, at 28.3% of the Vacation Interval sales. The allowance for uncollectible notes was 20.2% and 21.0% of gross notes receivable as of December 31, 2010 and December 31, 2009, respectively. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

At December 31, 2010, we had notes receivable in the approximate principal amount of $454.6 million with an allowance for uncollectible notes of $91.7 million.

Interest income is recognized as earned. Interest income is accrued on notes receivable, net of an estimated amount that will not be collected, until the individual notes become 90 days delinquent. Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable.

We intend to borrow either directly or through our fully consolidated VIEs additional funds under our existing revolving credit facilities with our lenders to finance our operations. At December 31, 2010, we and our fully consolidated subsidiaries had borrowings under our senior credit facilities in the approximate principal amount of $401.0 million, of which $341.0 million of such facilities are receivables-based and currently permit borrowings of 75% to 80% of the principal amount of performing notes. Payments from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loan balances. At December 31, 2010, we had a portfolio of approximately 52,262 Vacation Interval customer promissory notes in the approximate principal amount of $452.9 million, of which $6.8 million in principal amount was 61 days or more past due and therefore ineligible as collateral.

At December 31, 2010, our portfolio of customer notes receivable had a weighted average yield of 16.7%. At such date, our borrowings had a weighted average cost of 7.8% with a fixed-to-floating debt ratio of 73% fixed to 27% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. We have historically derived net interest income from our operating activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay our senior lenders. As 27% of our existing senior indebtedness currently bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates would erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates remained fairly constant throughout 2010, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

We typically provide financing to customers over a seven-year to ten-year period. Our customer notes receivable had a weighted average maturity of seven years at December 31, 2010. Our credit facilities have scheduled maturities between June 2011 and July 2022.  Additionally, our revolving credit facilities could be declared immediately due and payable as a result of any default by us. We implemented what we believe to have been conservative business decisions and cash flow management during 2010, which we believe will permit us to maintain adequate liquidity through 2011. We will continue to identify additional financing arrangements beyond such date.

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

We manage all construction activities internally. We typically complete the development of a new resorts' basic infrastructure and models within one year, with additional units added within 180 to 270 days, weather permitting, based on demand. In addition, a functional sales office may be established at each new resort.

Clubs / Silverleaf Club

Silverleaf Club directors are elected by the majority of the boards of directors of the individual Clubs. We have the right to supervise the management of our resorts under the terms of the Management Agreement. Silverleaf Owners are obligated to pay monthly dues to their respective Clubs, which obligation is secured by a lien on their Vacation Interval in favor of their Club. If a Silverleaf Owner fails to pay his monthly dues, his Club may institute foreclosure proceedings regarding the delinquent Silverleaf Owner's Vacation Interval. The number of foreclosures that occurred as a result of Silverleaf Owners failing to pay monthly dues was 3,749 in 2010 and 1,570 in 2009. Typically, we purchase at foreclosure all Vacation Intervals that are the subject of foreclosure proceedings instituted by the Club because of delinquent dues. One of our resorts issues a certificate of beneficial interest to Silverleaf Owners who purchase there. The obligation to pay monthly dues at this resort is secured by the certificate of beneficial interest. If a Silverleaf Owner at this resort fails to pay his monthly dues, his Club may terminate the certificate of beneficial interest, rather than foreclose.

The Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis. The consolidation of resort operations through Silverleaf Club permits: (i) a centralized reservation system for all resorts; (ii) substantial cost savings by purchasing goods and services for all resorts on a group basis, which generally results in a lower cost of goods and services than if such goods and services were purchased by each resort on an individual basis; (iii) centralized management for the entire resort system; (iv) centralized legal, accounting, and administrative services for the entire resort system; and (v) uniform implementation of various rules and regulations governing all resorts. Aside from the marina and water park at The Villages and the golf courses at our Holiday Hills and Apple Mountain resorts, all furniture, furnishings, recreational equipment, and other personal property used in connection with the operation of the Existing Resorts are owned by either that resorts' Club or Silverleaf Club, rather than by us.

Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club. However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement.

At December 31, 2010, Silverleaf Club had 1,070 full-time employees and Orlando Breeze Resort Club had 10 full-time employees. Each Club is solely responsible for their salaries, as well as the direct expenses of operating the Existing Resorts, while we are responsible for the direct expenses of new development and all marketing and sales activities. To the extent Silverleaf Club provides payroll, administrative, and other services that directly benefit the Company, we reimburse Silverleaf Club for such services and vice versa.

Silverleaf Club and Orlando Breeze Resort Club, collectively, ("the Clubs") collect dues from Silverleaf Owners, plus certain other amounts assessed against Silverleaf Owners from time to time, and generate income by the operation of certain amenities at the Existing Resorts. The Clubs' dues were approximately $64.96 per month ($32.48 for biennial owners) during 2010, except for certain members of Oak N’ Spruce Resort who prepay dues at an annual rate of $651. Such amounts are used by the respective Clubs to pay the costs of operating the Existing Resorts and the management fees due to the Company pursuant to applicable management agreements. Our management agreements with the Clubs authorize us to supervise the management and operations of the Existing Resorts and provide for a maximum management fee equal to 15% of gross revenues of either of the Clubs, but our right to receive such a fee on an annual basis is limited to the excess of revenues over expenses of the Clubs. However, if we do not receive the maximum fee from Orlando Breeze Resort Club, such deficiency is deferred for payment to succeeding years, subject again to the annual limitation of excess revenues over expenses. In July 2009, the Silverleaf Club management agreement was amended and restated to remove the requirement that Silverleaf Club pay the Company for any deficiencies in the management fees paid in prior years. Due to refurbishment of units at the Existing Resorts, our 2010 management fees were subject to the annual limitation of excess revenues over expenses. Accordingly, for the year ended December 31, 2010, management fees recognized were $2.5 million. For financial reporting purposes, management fees from the Clubs are recognized based on the lower of (i) the aforementioned maximum fees or (ii) the excess of revenues over expenses. The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless canceled by either party. The Orlando Breeze Resort Club management agreement expires January 2014 and continues in successive 3-year terms thereafter unless canceled by either party. As a result of the past performance of the Clubs, it is uncertain whether the Clubs will consistently generate an excess of revenues over expenses. Therefore, future income to the Company under the management agreements with the Clubs could be limited. At December 31, 2010, there were approximately 113,000 Vacation Interval owners who pay dues to Silverleaf Club and approximately 2,000 Vacation Interval owners who pay dues to Orlando Breeze Resort Club. If we develop new resorts outside of Florida, their respective Clubs are expected to be added to the Silverleaf Club management agreement.

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

Samplers. Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, are deferred until the customer uses the stay or allows the contract to expire. In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $4.0 million and $3.3 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2009 and 2010, respectively.

Mini-Vacations. This marketing program offers prospective customers a free night at a hotel near one of our resorts in exchange for them taking a tour at our nearby resort.

Other Properties. We are in the early stages of development of an 894-acre tract of land we own in the Berkshire Mountains of Western Massachusetts. In 2009, we purchased an additional 50 acres which adjoins our 894 acres. During 2010, the additional 50 acres were deeded to the Massachusetts Municipal Wholesale Electric Cooperative at a price of $100,000, which was the same amount as our original cost to acquire the property in 2009. We have not yet finalized our future development plans for this site.

We own 15 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property. The acquired land is located approximately two miles from The Pinnacle Lodge hotel.

We also own two tracts of land totaling 63 acres in Adams County, Wisconsin. 61 acres are in the city of Wisconsin Dells and 2 acres are in the city of Dell Prairie. We are in the initial stages of planning the future development of this property.

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

Nor do we propose to engage in any of the above activities. From time to time we have repurchased or otherwise reacquired our own common stock and other securities. On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. During the first quarter of 2010, our Board of Directors approved the extension of this stock repurchase program, which was originally scheduled to expire in July 2010, and the program will now expire in July 2011. We repurchased 378,291 treasury shares during the year ended December 31, 2010. As of December 31, 2010, approximately 1.6 million shares remain available for repurchase under this program. We suspended the stock repurchase program on September 15, 2010 in conjunction with the engagement of Gleacher as the Board's financial advisor (its “Financial Advisor”) in relation to exploring and evaluating, on a confidential basis, a potential sale transaction whether by way of (i) a sale of the Company's share capital, capital stock, debt securities, equity securities, equity-linked securities or other securities; (ii) merger, reverse takeover, consolidation, joint venture, transfer, exchange, other strategic or business combination or any similar transaction or series of transactions; (iii) an acquisition of all or a portion of the Company's assets, business or divisions or any right to all or substantially all of the revenues or income of the Company; or (iv) the acquisition directly or indirectly of control of the Company, including, but not limited to, through the acquisition of securities (including by tender offer). The stock repurchase program will remain suspended until the merger agreement is either consummated or terminated under the terms of the merger agreement. We have no policy or proposed policy with respect to future repurchases or re-acquisitions of our common stock or other securities. However, our Board of Directors may approve such repurchase activities if it finds these activities to be in the best interests of Silverleaf and its shareholders.

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

Participation in Vacation Interval Exchange Networks

Internal Exchanges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to: (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any of our other Existing Resorts. Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval. These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort. Approximately 13,874 exchanges occurred in 2010. The price to Silverleaf Owners for each such internal exchange is $75, payable to Silverleaf Club.

External Exchange Network. We believe participation in a Vacation Interval exchange network operated by RCI or II makes our Vacation Intervals more attractive. As of December 31, 2010, our Oak N' Spruce Resort in Massachusetts is under contract with II exchange network. All of our other Existing Resorts are under contract with the RCI exchange network. Approximately 39% of Silverleaf Owners participate in RCI's exchange network. RCI membership allows participating Silverleaf Owners to exchange their occupancy right in a unit for an occupancy right in a unit of the same or lower color rating in another participating resort based upon availability and the payment of a variable exchange fee. A member may exchange a Vacation Interval for an occupancy right in another participating resort by a) listing the Vacation Interval as available with the exchange organization and b) requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired, and the period during which occupancy is desired.

Effective in December 2010, RCI implemented the concept of "trading power" to determine which exchange vacations are available to Vacation Interval owners. This new concept replaces the rating of “red,” “white,” or “blue” which RCI assigned to each Vacation Interval week placed on deposit with them prior to December 2010. Trading power is based upon a number of factors, including supply and demand of a Vacation Interval at a participating resort, the size and type of the unit, the timing of the deposited week, quality of the resort assessed through comment card scores that timeshare owners complete after going on vacation at a resort, and the season of the year. Depending on location, some times of year are worth more than others. If RCI is unable to meet the member's initial exchange request, it suggests alternative resorts based on availability. RCI’s annual membership fees, which are at the option and expense of the owner of the Vacation Interval, are currently $89. Exchange rights with RCI require an additional fee of $179 for both domestic and foreign exchanges. Resorts participating in the exchange networks are required to adhere to certain minimum standards regarding available amenities, safety, security, décor, unit supplies, maid service, room availability, and overall ambiance. See “Risk Factors” for a description of risks associated with the exchange programs.

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

The American Resort Development Association (“ARDA”) recently published a study entitled “State of the Vacation Timeshare Industry: United States Study, 2010 Edition” (the “ARDA Study”), which reported timeshare sales volume in the United States of $6.3 billion for 2009, compared to $7.9 billion in 2004 and $4.2 billion in 2000, equating to a 10-year compound annual growth rate of approximately 4.0%. Due to the recession caused by the global financial crisis, timeshare sales volume for the year 2009 decreased by 35.1% from 2008 and 40.6% from 2007. Due to the state of the economy in general, there can be no assurance that sales volumes will not decrease further or that we will not have to compete with larger and better capitalized competitors in future periods for a declining number of potential timeshare purchasers.

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

Governmental Regulation

General. Our marketing and sales of Vacation Intervals and other operations are subject to extensive regulation by the federal government and the states and jurisdictions in which the Existing Resorts are located and in which our Vacation Intervals are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Settlement Procedures Act, the Consumer Credit Protection Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Fair Housing Act, the Civil Rights Acts of 1964 and 1968, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Americans with Disabilities Act (“ADA”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Additionally, as a publicly owned company, we are subject to all federal and state securities laws, including the Sarbanes-Oxley Act of 2002.

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

Most of the states where we currently operate have enacted laws and regulations that limit our ability to market our resorts through telemarketing activities. These states have enacted “do not call” lists that permit consumers to block telemarketing activities by registering their telephone numbers for a period of years for a nominal fee. We purchase these lists from the various states quarterly and do not contact those telephone numbers listed. Additionally, the federal Do-Not-Call Implementation Act, enacted on March 11, 2003, provided for the establishment of a National Do Not Call Registry administered by the United States Federal Trade Commission (“FTC”) under its Telemarketing Sales Rule (“TSR”) and the Federal Communications Commission. The FTC began enforcement actions in October 2003 for violations of the TSR by telemarketers. The Do-Not-Call Improvement Act of 2007, which became law in February 2008, ensures that telephone numbers placed on the National Do Not Call Registry will remain on it permanently. Violations could result in penalties up to $16,000 per violation. The FTC reported that approximately 191 million telephone numbers had been registered on the National Do Not Call Registry as of September 30, 2009. Since the introduction of state and federal Do-Not-Call legislation, we have become more reliant on direct mail solicitations as an alternative to some of the telemarketing techniques we have historically utilized. Existing and future restrictions on telemarketing practices could cause our sales to decline.

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

Employees

At December 31, 2010, we had 1,983 full and part-time employees and the Clubs collectively had 1,080 full and part-time employees.  Our employee relations are good, both at the Company and at the Clubs. None of our employees are represented by a labor union and we are not aware of any union organization efforts with respect to any of our employees.

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

In September 2008, Hurricane Ike caused property damage and business-interruption related to our Seaside Resort in Galveston, Texas, and our Piney Shores Resort just north of Houston, Texas. We maintain insurance that covers both physical damage and business-interruption losses. In 2008, we accrued $291,000 related to this incident, which represented our insurance deductibles and expenditures deemed uncollectible. No additional expenses related to this incident were incurred during 2009. We received business-interruption proceeds of $1.3 million and $2.4 million in 2008 and 2009, respectively.

We self-insure for employee medical claims reduced by certain stop-loss provisions.  We also self-insure for property damage to certain vehicles and heavy equipment.

DESCRIPTION OF OUR INDEBTEDNESS AND SENIOR CREDIT FACILITIES AT DECEMBER 31, 2010

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

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2009 and 2010 (in thousands):

	2009	2010	Revolving Term	Maturity	Interest Rate	Interest Rate Floor
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$29,035	$7,073	1/31/12	1/31/13	Prime	6.25%
$20 million receivables-based revolver	16,886	1,087	6/30/11	6/30/11	Prime + 0.75%	6.25%
$50 million receivables-based revolver	28,439	10,506	8/31/11	8/31/14	Prime	6.00%
$75 million receivables-based revolver (limited in funded amounts to $40 million, pending a new participating lender)	52,696	28,793	6/09/12	6/09/15	LIBOR + 5.00%	6.25%
$100 million receivables-based revolver	111,824	—	2/12/11	2/12/13	LIBOR + 5.00%	6.00%
$66.4 million receivables-based non-revolving conduit loan	2,021	—	-	3/22/14	7.035%
$26.3 million receivables-based non-revolving conduit loan	1,621	—	-	9/22/11	7.90%
$128.1 million receivables-based non-revolver	24,163	—	-	7/16/18	6.70%
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $1.6 million	51,767	33,466	-	3/16/20	7.263%
$151.5 million receivables-based non-revolver, including a total remaining discount of approximately $4.4 million	—	110,211	-	7/15/22	7.366%
$104.4 million receivables-based non-revolver, including a total remaining discount of approximately $57,000	—	104,376	-	5/15/22	6.47%
$48.4 million receivables-based non-revolver, including a total remaining discount of approximately $3.0 million	—	45,464	-	7/15/22	12.00%
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	24,674	12,479	-	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory / acquisition loan agreement (a)	45,198	47,543	11/30/13	11/30/16	LIBOR + 6.25%	7.00%
Various notes, due from September 2011 through July 2020, collateralized by various assets with interest rates ranging from 6.0% to 15.5%	5,700	7,008	-	various	various
Total notes payable	394,024	408,006
Capital lease obligations	993	885	-	various	various
Total notes payable and capital lease obligations	395,017	408,891

8.0% senior subordinated notes	7,956	—	-	4/01/10	8.00%
10.0% senior subordinated notes	10,000	—	-	4/01/12	10.00%
12.0% senior subordinated notes	—	7,682	-	4/01/12	12.00%
Total senior subordinated notes	17,956	7,682

Total	$412,973	$416,573

(a)     We amended this revolving credit facility in December 2010 resulting in the addition of a receivables component. There were no borrowings against the receivables component at December 31, 2010. See additional information regarding the amendment of this revolving credit facility below.

At December 31, 2010, the Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.26%. Our weighted average cost of borrowings for the year ended December 31, 2009 was 6.0% compared to 7.2% for the year ended December 31, 2010.

At December 31, 2010, our senior credit facilities provided for loans of up to $628.5 million, of which $227.5 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated variable interest entities, and our senior subordinated debt and other debt, as of December 31, 2010 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$272,521	$47,459
Receivables-Based Non-Revolvers	293,517	293,517
Inventory Loans	62,479	60,022
Subtotal Senior Credit Facilities	628,517	400,998
Senior Subordinated Debt	7,682	7,682
Other Debt	7,893	7,893
Grand Total	$644,092	$416,573

During 2009 and 2010, the following changes were made to our senior credit facility agreements, senior subordinated debt, and off-balance-sheet qualified special purpose entity ("QSPE"):

•
During 2009, we amended our $100 million consolidated receivables, inventory, and acquisition revolving line of credit. The revolving loan term of the receivables component was extended from January 2010 to January 2011. The maximum aggregate commitment under the facility was reduced from $100 million to $80 million effective July 8, 2009, and further reduced to $75 million effective December 31, 2009. The commitment under the receivables financing arrangement is the same as the total aggregate commitment, provided we have no borrowings under either of the inventory or acquisition financing arrangements. The total availability under the inventory financing arrangement and the maximum aggregate combined commitment for the inventory and acquisition financing arrangements was reduced from $50 million to $30 million effective July 8, 2009, and was further reduced to $25 million effective December 31, 2009. The commitment on the acquisition line remained the same at $10 million. The maturity dates and interest rates for all three components remained the same.

•
During 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010 (the “Old Notes”), for $1.4 million in open-market transactions, which resulted in a gain of $316,000. Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of the Old Notes for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000. The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012. Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000. The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through April 1, 2010. Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

•
In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III, our wholly-owned off-balance-sheet special purpose finance subsidiary, and paid off the SF-III credit facility. The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009. We dissolved SF-III simultaneously with the execution of this transaction. We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our financial statements at fair value.

•
In February 2010, we extended our receivables-based revolving credit facility through SF-IV. The initial maximum commitment amount of the variable funding note was decreased to $106 million, which commitment amount was further decreased to $100 million on September 30, 2010. The scheduled funding period under the VFN initially ended in September 2009, but was reinstated and extended to February 2011. The scheduled maturity date was extended from September 2011 to February 2013. The interest rate was increased from Prime to LIBOR plus 5.00% with a floor of 6.00%.

•
In February 2010, in accordance with the terms of the first amendment to the inventory facility dated June 2008, we extended our $50 million inventory line of credit with one of our senior lenders. Both the revolving period and the maturity date of the facility were extended one year to April 2011 and April 2013, respectively. The commitment on the line remained the same at $50 million.

•
In April 2010, in accordance with the terms of the fourth amendment to the receivables-based revolving credit facility dated June 2008, we extended our $20 million receivables-based line of credit with one of our senior lenders. The revolving term and maturity date of the facility were extended one year to June 2011. The commitment on the line remained the same at $20 million.

•
In April 2010, we paid off the two conduit loans with SF-II. The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010. We dissolved SF-II simultaneously with the execution of the loan payout. We did not record a gain or loss as a result of the dissolution.

•
Effective June 8, 2010, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated VIE, Silverleaf Finance VII, LLC. SF-VII was formed for the purpose of issuing approximately $151.5 million of its Timeshare Loan-Backed Notes Series 2010-A in a private offering and sale through certain financial institutions. The Series 2010-A Notes were issued in three classes with a blended coupon rate of 7.366% and at discounts totaling approximately $6.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 9.5% as of December 31, 2010. The Series 2010-A Notes have a final maturity date of July 2022.

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

•
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

•
In October 2010, we amended our $75 million consolidated receivables, inventory and acquisition revolving line of credit. The maximum aggregate commitment under the facility, which was $75 million at December 31, 2010, will be $60 million effective January 31, 2011, $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

•
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

•
In December 2010, we amended our $50 million inventory and acquisition revolving line of credit. Pursuant to the loan agreement, a receivables component was added to the revolving credit facility with the maximum initial aggregate commitment for all three components remaining at $50 million. The commitment under the inventory component will be reduced to $45 million effective June 15, 2011, $37.5 million effective December 15, 2011, $30 million effective June 15, 2012, $22.5 million effective December 15, 2012, and $15 million effective June 15, 2013. The commitment under the acquisition component will remain the same at $15 million. The commitment under the receivables component is the same as the maximum aggregate commitment, subject to aggregate borrowings under the inventory and acquisition components. The revolving term of the inventory and acquisition components was extended from April 30, 2011 to November 30, 2013 and the revolving term for the receivables component will expire on November 30, 2013. The maturity date for all three components will be November 30, 2016. The interest rate for the inventory and acquisition components is LIBOR plus 6.25% with the interest rate floor remaining at 7.00%. The interest rate for the receivables component is LIBOR plus 5.50% with an interest rate floor of 6.25%.

•
Effective December 27, 2010, we executed two term securitization transactions through two newly-formed, wholly-owned and fully consolidated VIEs, Silverleaf Finance VIII, LLC and Silverleaf Finance IX, LLC. SF-VIII was formed for the purpose of issuing approximately $104.4 million of its Timeshare Loan-Backed Notes Series 2010-B in a private placement to institutional purchasers. The Series 2010-B Notes were issued in two classes with a blended coupon rate of 6.47% and at discounts totaling approximately $57,000. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 6.5% as of December 31, 2010. The Series 2010-B Notes have a final maturity date of May 2022.

SF-IX was formed for the purpose of issuing approximately $48.4 million of its Timeshare Loan-Backed Notes Series 2010-C in a private placement under Regulation D of the Securities Act of 1933. The Series 2010-C Notes were issued in two classes with a blended coupon rate of 12.00% and at discounts totaling approximately $3.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 16.5% as of December 31, 2010. The Series 2010-C Notes have a final maturity date of July 2022. Approximately $10.9 million of the proceeds received by SF-IX will be held in a special prefunding account in restricted cash under the terms of the indenture through the prefunding termination date of April 30, 2011. Silverleaf has until the prefunding termination date to sell up to approximately $14.5 million in additional qualifying timeshare loans to SF-IX. All funds held in the prefunding account that are not used by SF-IX to finance the purchase of additional qualifying timeshare loans from Silverleaf during the prefunding period will be returned to the holders of the Series 2010-C Notes as a distribution of principal. Silverleaf entered into a guaranty regarding the Series 2010-C Notes in which the Company will be liable for all aggregate defaulted timeshare loan make-whole amounts, if any, determined prior to each monthly payment date.

The Series 2010-B and Series 2010-C Notes are secured by customer notes receivable sold to SF-VIII and SF-IX by SF-IV, SF-V, and Silverleaf. The customer notes receivable sold to SF-VIII and SF-IX were previously sold to SF-IV or SF-V or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VIII and SF-IX were primarily used to repay approximately $94.8 million and $35.7 million, respectively, in consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-VIII were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Pursuant to the terms of an agreement, we continue to service these customer notes receivable and receive fees for our services. These servicing fees are eliminated in consolidation and are therefore not reflected in our consolidated financial statements.

Notes payable secured by customer notes receivable require that collections from customers be remitted to our senior lenders upon receipt. In addition, we are required to calculate the appropriate “Borrowing Base” for each note payable monthly. Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed. In preparing the monthly Borrowing Base reports for our senior lenders, we have classified certain customer notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. Such potentially ineligible notes included in the Borrowing Base relate to a) canceled notes from customers who have upgraded to a higher value product and b) notes that have been subject to payment concessions.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities provide certain financial covenants that we must satisfy. Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities. As of and for the years ended December 31, 2008, 2009, and 2010, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.  Financial covenants existing at December 31, 2010 are described below.

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

Marketing and Sales Expenses Covenant.  Our ratio of marketing expenses to Vacation Interval sales for the latest rolling 12 months then ended must not equal or exceed 60% as of the last day of any fiscal quarter. One senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio. As of December 31, 2010 and 2009, the ratio was 55.0% and 52.2%, respectively.

Maximum Loan Delinquency Covenant.  Our over 30-day delinquency rate on our entire consumer loan portfolio may not be greater than 10% as of the last day of each fiscal quarter, measured on a rolling 12 month basis based on the last day of said most recent quarter and the trailing three quarters.  As of December 31, 2010 and 2009, the 30-day delinquency rate was 4.6% and 6.3%, respectively.

Debt Service Covenant.  Our ratio of (i) earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) less capital expenditures as determined in accordance with generally accepted accounting principles to (ii) the interest expense minus all non-cash items constituting interest expense must not be less than 1.25 to 1 as of the last day of each fiscal quarter, for the latest rolling 12 months then ending, or for the average of the last four quarters. The ratio for the latest rolling 12 months was 1.4 to 1 and 1.5 to 1 at December 31, 2010 and 2009, respectively.

Profitable Operations Covenant.  Our Consolidated Net Income (i) for any fiscal year must not be less than $1.00, (ii) for any two consecutive fiscal quarters, determined on an individual rather than an aggregate basis, must not be less than $1.00, and (iii) for any rolling 12-month period must not be less than $1.00.

Leverage Ratio Covenant.  Our ratio of debt to Tangible Net Worth must not exceed 6.0 to 1 at any time during the term of the loans. One senior lender has decreased such maximum leverage ratio to not greater than 4.5 to 1. The ratio was 1.9 to 1 as of both December 31, 2010 and 2009.

FICO® Score Covenant.  Our weighted average FICO® Credit Bureau Score for all sales to Silverleaf Owners with respect to which a FICO® score can be obtained must not be less than 640 for any fiscal calendar quarter. One senior lender has increased such minimum weighted average FICO® Credit Bureau Score to 650. For the fourth quarters of 2010 and 2009, our weighted average FICO® score was 683 and 688, respectively.

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

ITEM 1A. RISK FACTORS

We have entered into a definitive merger agreement with SL Resort Holdings Inc.

Effective February 3, 2011, we entered into an "Agreement and Plan of Merger" with Resort Holdings and Merger Sub pursuant to which Merger Sub will be merged with and into Silverleaf, with Silverleaf continuing as the surviving corporation and a wholly-owned subsidiary of Resort Holdings. If the merger is completed, the holders of common stock will receive $2.50 in cash, without interest and less applicable withholding tax, for each share of common stock that they own immediately prior to the effective time of the merger, unless they timely exercise and perfect their respective dissenters' rights under the Texas Business Organizations Code. The transaction has been approved by our Board of Directors, and the Board will be recommending that our shareholders approve the transaction. We intend to hold a special meeting of our shareholders for the purpose of approving the merger as promptly as possible. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals. There can be no assurance that the merger will occur, or will occur on the timetable contemplated as a result of a variety of factors, including the failure to obtain shareholder or any required regulatory approval, litigation relating to the merger, or the failure of one or more of the closing conditions set forth in the merger agreement.

The execution of the Agreement and Plan of Merger and the Company's obligation thereunder, present a number of potential risks. If the merger agreement is not adopted by our shareholders, or if the merger is not completed for any other reason our shareholders will not receive any payment for their shares pursuant to the merger agreement. Instead, upon the termination of the merger agreement, we will remain as a public company and our common stock will continue to be registered under the Exchange Act and listed and traded on NASDAQ, although the price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Under specified circumstances, we may be required to pay Resort Holdings a termination fee of up to $4.4 million and/or certain of Resort Holdings' expenses. In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated. Among those costs are the expenses of defending the litigation that has been filed against Silverleaf in connection with the execution of the merger agreement.

The announcement and pendency of the merger could cause disruptions in our business. For example, uncertainty concerning potential changes to us and our business could adversely affect our relationships with current or prospective Silverleaf Owners. In addition, key personnel may depart for a variety of reasons, including perceived uncertainty as to the effect of the merger on their employment. The pendency of the merger could also divert the time and attention of our management from our ongoing business operations. These disruptions may increase over time until the closing of the merger.

Also, pending the closing of the merger, the merger agreement restricts us from engaging in certain actions without Resort Holdings' consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger.

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

These assumptions and estimates are subject to significant business, economic, and competitive risks and uncertainties.  If our assumptions and estimates are wrong, our future results of operations and financial position may vary significantly from those projected in the business model.  Our independent registered public accounting firm has not reviewed or expressed an opinion about our business model or our ability to achieve it.

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

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than three years. As a consequence of the recession that began in 2007, business activity across a wide range of industries in the United States faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the credit markets.  Unemployment has also increased significantly.  Because we use various mass marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. During 2010 and 2009, approximately 16.6% and 13.7%, respectively, of our sales were made to customers with FICO® scores below 600. In addition, we have experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to current economic conditions, there can be no assurance that defaults have stabilized or that they will not increase further. These and other recent adverse changes in the credit markets and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Specifically, if default rates for our borrowers were to continue to rise, it may require an increase in our estimated uncollectible revenue, and it could result in a default of the maximum loan delinquency covenant discussed above. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

We may be impacted by general economic conditions.

We anticipate a continuation of the difficult economic environment we have experienced over the last several years. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels. Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2011.
We implemented what we believe to have been conservative business decisions and cash flow management during 2010, which we believe will permit us to maintain adequate liquidity through 2011. However, there can be no assurance that economic conditions will not deteriorate further or that customer loan delinquencies and defaults could increase further. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2011.

We may have more funds on deposit at banks than is covered by FDIC insurance limits.

At December 31, 2010, we had substantial sums of cash on deposit with various banks. If a bank becomes insolvent and is taken over by the Federal Deposit Insurance Corporation, we may lose cash in excess of the current insurable limits for our accounts.  A loss of a significant portion of our cash would have a material impact on our ability to operate.

We are at risk for defaults by our customers.

We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. Notes receivable from timeshare buyers constitute one of our principal assets. These buyers make down payments of at least 10% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers, as is the case with most other timeshare developers.

For the years ended December 31, 2010 and 2009, we recorded 28.3% and 33.3% of the purchase price of Vacation Intervals as estimated uncollectible revenue, which resulted in decreases in our sales revenue of $58.5 million and $80.3 million, respectively. If a buyer of a Vacation Interval defaults, we generally must foreclose on the Vacation Interval and attempt to resell it; the associated marketing, selling, and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Interval. Although in many cases we may have recourse against a Vacation Interval buyer for the unpaid note balance, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. For example, if we were to file a lawsuit to collect the balance owed to us by a customer in Texas (where approximately 55% of Vacation Interval sales occurred in 2010), the customer could file a court proceeding to determine the fair market value of the property foreclosed upon. In such event, we would only recover the amount that the indebtedness owed to us exceeds the property’s fair market value rather than the full amount owed. Accordingly, we have generally not pursued this remedy.

At December 31, 2010, we had Vacation Interval customer notes receivable in the approximate principal amount of $452.9 million, and had an allowance for uncollectible notes of $91.7 million. Due to the current economic conditions and the deterioration of the sub-prime mortgage markets in recent years, the risk of Vacation Interval defaults has heightened.  We cannot be certain that this allowance is adequate.

We must borrow funds to finance our operations.

Our business is dependent on our ability to finance customer notes receivable through our lenders. At December 31, 2010, we either directly or through our fully consolidated finance subsidiaries owed $401.0 million of principal to our senior lenders.

Borrowing Base. We have receivables-based loan agreements with senior lenders to borrow up to $566.0 million. We have pledged our customer promissory notes as security under these agreements. Our senior lenders typically lend us 75% to 80% of the principal amount of such customers' notes. Collections from Silverleaf Owners on such notes are credited directly to our senior lenders and applied against our loans receivable balances. At December 31, 2010, we had a portfolio of approximately 52,262 Vacation Interval customer notes receivable in the approximate principal amount of $452.9 million. Approximately $6.8 million in principal amount of our customer notes were 61 days or more past due and, therefore, ineligible as collateral. The amount of customer notes receivable eligible as collateral in the future may not be sufficient to support the borrowings we may require for our liquidity and continued growth.

Negative Cash Flow. We ordinarily receive only 10% to 15% of the purchase price as a down payment on the sale of a Vacation Interval, but we must pay in full the cost of developing, marketing, and selling the interval.  Maximum borrowings available under our credit facilities may not be sufficient to cover these costs, thereby straining our capital resources, liquidity, and capacity to grow.

Interest Rate Mismatch. At December 31, 2010, our portfolio of customer loans receivable had a weighted average fixed interest rate of 16.7%. At such date, our borrowings against the portfolio had a weighted average cost of funds of 7.8%. We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders.  As 27% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have remained fairly constant the last two years, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position. To the extent interest rates decrease on alternative financing sources available to our customers, we face an increased risk that customers will pre-pay their loans, which would reduce our income from operating activities.

Maturity Mismatch. We typically provide financing to our customers over a seven-year to ten-year period. Our customer notes had a weighted average maturity of seven years at December 31, 2010. Our senior credit facilities have scheduled maturity dates between June 2011 and July 2022. Additionally, should our revolving credit facilities be declared in default, the amount outstanding could be immediately due and payable. Accordingly, there could be a mismatch between our anticipated cash receipts and cash disbursements in future periods. Although we have historically been able to secure financing sufficient to fund our operations, we do not presently have agreements with our senior lenders to extend the terms of our existing funding commitments beyond their scheduled maturity dates (aside from the amendment and extension of our $100 million SF-IV facility completed in the first quarter of 2011 and mentioned earlier in this report) or to replace such commitments upon their expiration. If we are unable to refinance our existing loans, we could be required to sell our portfolio of customer notes receivable, probably at a substantial discount, or to seek other alternatives to enable us to continue in business. We cannot be certain that we will be able to obtain required financing in the future.

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

One of our senior lenders, Textron Financial Corporation (“Textron”), and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future. While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders. At December 31, 2010, we had a total of $19.6 million outstanding under our senior credit facility with Textron, which comprises 4.7% of our total outstanding debt of $416.6 million. Our availability for future advances under our senior credit facilities was $227.5 million at December 31, 2010, of which $55.4 million, or 24.4%, was related to our Textron senior credit facility. While we do not currently anticipate a material impact to our liquidity as a result of Textron’s announcement about its future as a timeshare lender, we will continue to monitor the effect of this announcement on our operations.

In October 2010, we amended our $75 million consolidated receivables, inventory and acquisition revolving line of credit with Textron. The maximum aggregate commitment under the facility, which was $75 million at December 31, 2010, will be $60 million effective January 31, 2011, $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

Continued or increased volatility in the credit markets will likely impair our ability to securitize our assets.

We periodically sell interests in our timeshare loans to our VIEs. Adverse conditions in the credit markets for loan-backed notes in general and the performance of the notes receivable will likely continue to impair the timing and volume of the timeshare loans that we sell. Although we expect to realize the economic value of our timeshare note portfolio even if future note sales are temporarily or indefinitely delayed, such delays in note sales could cause us to reduce spending in order to maintain our leverage and return targets.

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

Although we have limited plans to further develop our Existing Resorts or to acquire or develop additional timeshare resorts in 2011, continued development of our resorts beyond 2011 will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include:

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

Our performance and the value of our properties are affected by regional factors, including local economic conditions (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics, and other factors) and the local regulatory climate. Our current geographic concentration could make us more susceptible to adverse events or conditions that affect the particular areas in which we operate. At December 31, 2010, 57% of our owners lived in Texas, 13% lived in Illinois, 7% lived in Massachusetts, 4% lived in New York, and 3% lived in Missouri. Our remaining customer base lives primarily in other states within the United States of America.

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

The attractiveness of Vacation Interval ownership is enhanced by the availability of exchange networks that allow Silverleaf Owners to exchange in a particular year the occupancy right in their Vacation Interval for an occupancy right in another participating network resort. According to ARDA, the ability to exchange Vacation Intervals was cited by many buyers as an important reason for purchasing a Vacation Interval. Several companies, including RCI and II, provide broad-based Vacation Interval exchange services. As of December 31, 2010, our Oak N' Spruce Resort in Massachusetts is under contract with the II exchange network. All of our other Existing Resorts are under contract with the RCI exchange network. We cannot be certain that the Existing Resorts or any future resorts will continue to qualify for participation in these networks or any other exchange network. If such exchange networks cease to function effectively, or if our resorts are not accepted as exchanges for other desirable resorts, our sales of Vacation Intervals could decline.

We have no control over RCI or II, and any changes in their operation could have a material impact on our Vacation Interval Owners’ ability to exchange their week for one in the RCI or II networks.

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

Aside from Orlando Breeze, each Existing Resort has a Club that operates through a centralized organization called Silverleaf Club, to manage such resorts on a collective basis. Orlando Breeze has its own Club, which is not part of Silverleaf Club. The centralization of operations under Silverleaf Club permits:

•	a centralized reservation system for these resorts;

•	centralized purchasing of goods and services for these resorts on a group basis;

•	centralized management for the entire resort system;

•	centralized legal, accounting, and administrative services for the entire resort system; and

•	uniform implementation of various rules and regulations governing these resorts.

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

While we report sales of Vacation Intervals as income at the time of the sale after receiving a 10% to 15% down payment for financial reporting purposes, we report substantially all of the Vacation Interval sales we finance under the installment method for regular federal income tax purposes. Under this method, income on sales of Vacation Intervals is not recognized until cash is received, either in the form of a down payment or as installment payments on customer notes receivable. Our liability for deferred income taxes (i.e., taxes owed to taxing authorities in the future related to income previously reported in the financial statements) was $113.4 million at December 31, 2010, primarily attributable to this method of reporting Vacation Interval sales, before utilization of any available deferred tax benefits (up to $75.7 million at December 31, 2010), including net operating loss carryforwards, limitations on the use of which are discussed below. These amounts do not include accrued interest on the deferred taxes, which will be payable if the deferred taxes become payable, the amount of which is not now reasonably ascertainable. If we should sell our installment notes or be required to factor such notes or if the notes were foreclosed on by one of our senior lenders or otherwise disposed of, the deferred gain would be reportable for regular federal tax purposes and the deferred taxes, including interest on the taxes for the period such taxes were deferred, as computed under Section 453 of the Internal Revenue

Code of 1986, as amended (the “Code”), would become due. We cannot be certain that we would have sufficient cash resources to pay those taxes and interest nor can we be certain how the payment of such taxes may affect our operational liquidity needs. Furthermore, if our sales of Vacation Intervals should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods.

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

For 2010, we estimate our AMT liability was $492,000, which results in total AMT credit carryforwards of $23.8 million as of December 31, 2010. Our credit carryforwards as of December 31, 2009 were $23.3 million, as adjusted.

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

We had net operating loss (“NOL”) carryforwards of $141.5 million at December 31, 2010 for regular federal income tax purposes, related primarily to the immediate deduction of expenses and the simultaneous deferral of installment sale gains. In addition to the general limitations on the carryback and carryforward of NOLs under Section 172 of the Code, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50 percentage point change in ownership of a corporation within a three-year period.

Our completion in 2002 of our exchange offer with certain holders of our senior subordinated notes resulted in an ownership change within Section 382(g) as of May 2, 2002 (the “change date”). As a result, the future utilization of $8.5 million of our NOL as of December 31, 2010 is subject to limitation for regular federal income tax purposes. There is an annual limitation of $768,000, which was the value of our stock immediately before the ownership change, multiplied by the applicable long-term tax-exempt rate. However, that annual limitation may be increased for any recognized built-in gain, which existed as of the change date to the extent allowed in Section 382 of the Code. We believe that the built-in gain associated with the installment sale gains as of the change date increases the annual limitation and will allow the utilization of most of the $8.5 million portion of our NOL as needed. Nevertheless, we cannot be certain that the limitations of Section 382 will not limit or deny our future utilization of the $8.5 million portion of our NOL. Such limitation or denial could require us to pay substantial additional federal and state taxes and interest.

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

Although we treat all on-site sales personnel as employees for payroll tax purposes, we do have independent contractor agreements with certain sales and marketing persons or entities. We have not treated these independent contractors as employees and do not withhold payroll taxes from the amounts paid to such persons or entities. We have primarily analyzed our relationships with our independent contractors in accordance with the employment status classification guidance for employers in Revenue Ruling 87-41. In following this guidance, we have considered our contractual relationship with our independent contractors under each of the twenty enumerated factors or elements in Revenue Ruling 87-41. These twenty factors are used by the Internal Revenue Service (“IRS”) to determine whether sufficient control exists to establish an employer-employee relationship. Based upon application of these twenty factors, we do not believe that it is at least reasonably possible that the IRS would be successful in reclassifying our independent contractors as employees. Among other compelling reasons that demonstrate our lack of control over these contractors is the fact that many of them also provide services to our competitors on a contract basis. However, in the event the IRS or any state or local taxing authority were to successfully classify such persons or entities as employees, rather than as independent contractors, we could be liable for back payroll taxes. This could have an adverse effect on our results of operations, liquidity, and financial position.

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

As of December 31, 2010, we are required to comply with the internal control reporting provisions of §404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (“SEC”) to implement §404. However, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act which amended §404 of the Sarbanes-Oxley Act in 2010, we are not required to obtain an attestation report of our independent registered public accounting firm for this annual report. The amendment, addressed in §404(c) of the Sarbanes-Oxley Act, permanently exempts non-accelerated filers from the §404(b) requirement of an independent audit of internal control over financial reporting. Therefore, we have provided only management’s report in this annual report.

In response to the requirements of §404 of the Sarbanes-Oxley Act, we have taken steps over the last several years to increase the effectiveness of our internal control over financial reporting. These internal control enhancements have resulted in substantially increased costs to us. Our management also regularly evaluates the effectiveness and design and operation of our disclosure controls and procedures and our internal control over financial reporting. While we currently believe our disclosure controls and procedures and our internal controls over financial reporting are effective and properly documented, we may find it necessary to continue to incur substantially increased costs in future periods to further enhance our internal controls over financial reporting. There can be no assurance that our continuing assessment of the effectiveness of our internal control over financial reporting will not result in increased costs of compliance which may adversely affect our available cash, our management team’s attention to our core business, and our stock price.

The market trading price and trading volume of our common stock has been and is likely to continue to be volatile.

The market trading price of our common stock has recently been, and may continue to be, volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  For example, the closing market trading price for our common stock has fluctuated over the past two years from a low of $0.30 to a high of $1.70. Because of our stock’s history of trading volatility and current economic conditions, we believe that significant market fluctuations are likely to continue in future periods. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

Approximately 52.4% of our shares are held by non-affiliates and there has historically been a low and inconsistent trading volume for our shares. For example, the average daily trading volume for our shares for the two-month period ended December 31, 2010 was approximately 38,860 shares. There can be no assurance that an active and steady trading market, which is not subject to extreme fluctuations, will develop for our shares.

Sales of common stock by existing shareholders, including officers or directors, may adversely affect the market price of our common stock.

Approximately 47.6% of our common stock is held by affiliates, including our executive officers and directors. Volume sales of stock by these affiliates in the trading market coupled with the historically low daily trading volume for our common stock may materially and adversely affect the market price of our common stock.

We may fail to meet the continued listing requirements of The NASDAQ Capital Market.

Our common stock is listed on NASDAQ. However, due to the historic volatility of the market trading price of our common stock, there can be no assurance that we will continue to meet the requirements for continued listing on NASDAQ. Our failure to comply with NASDAQ listing standards could result in the delisting of our common stock by NASDAQ, thereby limiting the ability of our shareholders to sell our common stock.

On December 29, 2009, we received notification from NASDAQ stating we were no longer in compliance with the continued listing requirements for The NASDAQ Capital Market as a result of the closing bid price per share of our common stock being below the minimum trading price of $1.00 for thirty consecutive business days. In accordance with applicable NASDAQ rules, we had a grace period of 180 calendar days (until June 28, 2010) to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, our closing bid price per share had to be at or above $1.00 for at least ten consecutive business days before June 28, 2010.  Our common stock closed above $1.00 for ten consecutive business days beginning on March 11, 2010. On March 25, 2010, we received notification from NASDAQ stating we were back in compliance with the minimum closing bid price requirement for continued listing.

Certain of our existing shareholders have the ability to exert a significant amount of control over the Company.

As of December 31, 2010, Robert E. Mead, our Chairman of the Board, Chief Executive Officer ("CEO"), and President, beneficially owned approximately 24.5% of our outstanding common stock, and Bradford Whitmore and a partnership controlled by him, Grace Brothers, Ltd., beneficially owned 19.8% of our common stock. As a result, these stockholders are able to exert significant influence over the Company and its activities, including the nomination, election, and removal of our Board of Directors, the adoption of amendments to our charter documents, and the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets.

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

In connection with the transactions contemplated by the merger agreement, contemporaneously with the execution and delivery of the merger agreement, each of Resort Holdings, Merger Sub, and Mr. Mead entered into a voting agreement (the “Mead voting agreement”), under which Mr. Mead agreed to vote as a shareholder of the Company in favor of the merger pursuant to the terms and conditions of the Mead voting agreement. As of the record date, Mr. Mead beneficially owned, in the aggregate 9,349,417 shares, approximately 24.5% of the voting power of our common stock, subject to a voting trust agreement dated November 1, 1999 between Mr. Mead and Judith F. Mead, his wife.

Available Information

We file reports with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Exchange Act. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Internet address is www.silverleafresorts.com. On our Internet website, we provide a link to the SEC’s website where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Exchange Act can be viewed. Upon request, we will make available free of charge copies of the aforementioned reports, as well as copies of the charters of the three independent committees of our Board of Directors and our Code of Business Conduct and Ethics. This information can be obtained by written request to us at: Silverleaf Resorts, Inc. Attention: Sandra G. Cearley, Corporate Secretary, 1221 River Bend Drive, Suite 120, Dallas, Texas 75247. The information contained on our website, or on other websites linked to our website, is not part of this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Offices. Our principal executive office, located in Dallas, Texas, is approximately 66,000 square feet of leased space. We also maintain two leased telemarketing centers in the Dallas area. Our sales are conducted primarily through sales centers located at our various resorts, a leased off-site sales center in Irving, Texas, and a leased member services office in Lombard, Illinois, near Chicago. The square footage of our leased telemarketing centers and off-site sales centers are approximately 21,000, 40,000, 16,500, and 16,000, respectively. During 2009, we consolidated our two telemarketing centers and relocated corporate staff into the vacancy created by this consolidation.  We also lease small office facilities in San Antonio and Houston, Texas, which we use in our marketing efforts in those locales.

The Pinnacle Lodge. We own The Pinnacle Lodge, a 64-room hotel property located near the Winter Park recreational area in Colorado which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area. We generated revenues of $914,000 and $1.3 million at The Pinnacle Lodge during the years ended December 31, 2010 and 2009, respectively.

Other Properties. We are in the early stages of development of an 894-acre tract of land we own in the Berkshire Mountains of Western Massachusetts. In 2009, we purchased an additional 50 acres which adjoins our 894 acres. During 2010, the additional 50 acres were deeded to the Massachusetts Municipal Wholesale Electric Cooperative at a price of $100,000, which was the same amount as our original cost to acquire the property in 2009. We have not yet finalized our future development plans for this site.

We own15 acres of undeveloped land in Grand County, Colorado with plans to develop up to 136 Vacation Interval units on the property. The acquired land is located only two miles from The Pinnacle Lodge hotel.

We own two tracts of land totaling 63 acres in Adams County, Wisconsin. 61 acres are in the city of Wisconsin Dells and 2 acres are in the city of Dell Prairie. We are in the initial stages of planning the future development of this property.

Resorts.  At December 31, 2010, we owned a total of 13 timeshare resorts. Each of these resorts was encumbered by various liens and security agreements at December 31, 2010 due to inventory from each resort being pledged as collateral under our inventory credit facilities with our senior lenders. See Note 8, "Debt” in the Notes to our Consolidated Financial Statements for a further description of these credit facilities. A description of our Existing Resorts and future developmental plans are summarized below.

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

Piney Shores Resort. Piney Shores Resort is located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas. Piney Shores Resort is a quiet, wooded resort ideally located for day-trips from metropolitan areas in the southeastern Gulf Coast area of Texas. The resort has 266 existing units. We plan to develop approximately 172 additional units at this resort in the future, which would yield an additional 8,944 Vacation Intervals available for sale. We own approximately 10 additional acres of land contiguous to the Piney Shores Resort.

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

Hill Country Resort. Hill Country Resort is located near Canyon Lake in the hill country of central Texas between Austin and San Antonio. Area sights and activities include water-tubing on the nearby Guadalupe River and visiting the many tourist attractions in San Antonio, such as Sea World, The Alamo, The River Walk, Fiesta Texas, and the San Antonio Zoo. The resort has 374 existing units. We have future plans to develop approximately 188 additional units at this resort, which would yield an additional 9,776 Vacation Intervals available for sale. We own approximately 8 additional acres of land that is adjacent to the existing resort.

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

Silverleaf’s Seaside Resort. Silverleaf’s Seaside Resort is located in Galveston, Texas, approximately 50 miles south of Houston, Texas. With 635 feet of beachfront, the primary amenity at the resort is the Gulf of Mexico. The resort has 156 existing units. We have future plans to develop approximately 252 additional units at this resort, which would yield an additional 13,104 Vacation Intervals available for sale. During 2010, we added 12 new units at this resort.

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

Resorts Summary

The following tables set forth certain information regarding each of the Existing Resorts at December 31, 2010, unless otherwise indicated.

Existing Resorts

		Units at Resorts			Vacation Intervals At Resorts				Vacation Intervals Sold
Resort/Location	Primary Market Served	Inventory At 12/31/10	Planned Expansion (b)		Inventory At 12/31/10	Planned Expansion		Date Sales Commenced	Through 12/31/10 (c)	In 2010 Only (a)	Percentage Through 12/31/10	Average Sales Price in 2010 (a)	Amenities/ Activities(d)
Getaway Resorts
Holly Lake	Dallas-	130	—		793	—		1982	5,707	999	87.8%	$8,127	B,F,G,M,S,T
Hawkins, TX	Ft. Worth, TX
The Villages	Dallas-	394	204	(f)	2,360	10,608	(f)	1980	17,720	2,760	88.2%	9,757	B,F,H,M,S,T,W
Flint, TX	Ft. Worth, TX
Lake O' The Woods	Dallas-	64	—		387	—		1987	2,813	324	87.9%	8,190	F,M,S,T(e)
Flint, TX	Ft. Worth, TX
Piney Shores	Houston, TX	266	172	(f)	5,659	8,944	(f)	1988	7,981	1,245	58.5%	9,788	B,F,H,M,S,T
Conroe, TX
Timber Creek	St. Louis, MO	72	24	(f)	1,753	1,248	(f)	1997	1,991	221	53.2%	7,761	B,F,G,H,M,S,T
DeSoto, MO
Fox River	Chicago, IL	252	264	(f)	3,304	13,728	(f)	1997	9,800	815	74.8%	8,021	B,F,G,H,M,S,T
Sheridan, IL
Apple Mountain	Atlanta, GA	96	168	(f)	1,744	8,736	(f)	1999	3,248	240	65.1%	10,035	G,H,M,S,T
Clarkesville, GA

Destination Resorts	Locations
Ozark Mountain	Branson, MO	160	—		1,039	—		1982	7,057	495	87.2%	11,629	B,F,M,S,T
Kimberling City, MO
Holiday Hills	Branson, MO	498	500	(f)	3,356	26,000	(f)	1984	22,404	1,686	87.0%	11,465	G,S,T(e)
Branson, MO
Hill Country	Austin-San	374	188	(f)	2,501	9,776	(f)	1984	16,575	1,768	86.9%	12,083	M,S,T(e)
Canyon Lake, TX	Antonio, TX
Oak N' Spruce	Boston, MA-	340	10	(f)	2,849	520	(f)	1998	14,831	1,276	83.9%	10,045	F,M,S,T
South Lee, MA	New York, NY
Silverleaf's Seaside	Galveston, TX	156	252	(f)	1,665	13,104	(f)	2000	6,447	374	79.5%	13,447	M,S,T
Galveston, TX
Orlando Breeze	Orlando, FL	60	12	(f)	459	624	(f)	2005	2,661	33	85.3%	25,721	S
Davenport, FL
Total		2,862	1,794		27,869	93,288			119,235	12,236	81.1%	$10,272

(a)
These totals do not reflect sales of upgraded Vacation Intervals to existing Silverleaf Owners. An “upgraded Vacation Interval” sale refers to an exchange of a lower priced interval for a higher priced interval in which the Silverleaf Owner is given credit for all principal payments previously made toward the purchase of the lower priced interval. For the year ended December 31, 2010, upgrade sales at the Existing Resorts were as follows:

Resort	Upgraded Vacation Intervals Sold	Average Sales Price — Net of Exchanged Interval
Holly Lake	286	$5,412
The Villages	1,760	6,401
Lake O' The Woods	37	4,492
Piney Shores	1,001	6,190
Timber Creek	72	6,319
Fox River	865	5,949
Apple Mountain	568	6,417
Ozark Mountain	381	7,524
Holiday Hills	2,539	7,771
Hill Country	1,679	7,608
Oak N’ Spruce	770	6,301
Silverleaf's Seaside	838	7,188
Orlando Breeze	618	9,557
	11,414

The average sales price for the 11,414 upgraded Vacation Intervals sold was $7,060 for the year ended December 31, 2010.

(b)
Represents units included in our master plan. This plan is subject to change based upon various factors, including consumer demand, the availability of financing, grant of governmental land-use permits, and future land-planning and site layout considerations.  The following chart reflects the status of certain planned units at December 31, 2010:

	Land-Use Process Not Started	Land-Use Process Pending	Land-Use Process Complete	Currently in Construction	Total
The Villages	—	—	204	—	204
Piney Shores	—	—	172	—	172
Timber Creek	—	—	24	—	24
Fox River	—	—	264	—	264
Apple Mountain	—	—	168	—	168
Holiday Hills	—	—	500	—	500
Hill Country	—	—	188	—	188
Oak N' Spruce	—	—	10	—	10
Silverleaf's Seaside	—	—	252	—	252
Orlando Breeze	—	—	12	—	12
	—	—	1,794	—	1,794

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

(e)	Boating is available near the resort.

(f)	Engineering, architectural, and construction estimates have not been completed, and we cannot be certain that we will develop these properties at the unit numbers currently projected.

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

Exchange Privileges. Each Silverleaf Owner has certain exchange privileges through Silverleaf Club which may be used on an annual basis to (i) exchange an interval for a different interval (week) at the same resort so long as the desired interval is of an equal or lower rating; or (ii) exchange an interval for an interval (week) of equal or lower rating at any other of our Existing Resorts.  Silverleaf Owners of Getaway Resorts can only exchange for an interval in a Getaway Resort unless they own a “Presidents,” “Chairmans,” or “Ambassador” Vacation Interval.  These exchange rights are a convenience we provide Silverleaf Owners and are conditioned upon availability of the desired interval or resort. Approximately 13,874 exchanges occurred in 2010. The price to Silverleaf Owners for each such internal exchange is $75, payable to Silverleaf Club. In addition, Silverleaf Owners may join the exchange program administered by RCI for an annual fee of $89 and II at Oak N' Spruce for an annual fee of $89.

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

Management Club. Each of the Existing Resorts has a Club for the benefit of the timeshare owners.  At December 31, 2010, the Clubs (except for the club at Orlando Breeze) operate under Silverleaf Club to manage the Existing Resorts on a centralized and collective basis.  We have contracted with Silverleaf Club to perform certain supervisory and management functions granted by the Clubs. Costs of these operations are covered by monthly dues paid by timeshare owners to their respective Clubs together with income generated by the operation of certain amenities at each respective resort. Orlando Breeze Resort, our destination resort in Florida, has its own club, Orlando Breeze Resort Club, which operates independently of Silverleaf Club. However, we supervise the management and operation of Orlando Breeze Resort Club under the terms of a written agreement.

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

Substantial Internal Growth Capacity. At December 31, 2010, we had an inventory of 27,869 Vacation Intervals and a master plan to construct new units which will result in up to 93,288 additional Vacation Intervals at our Existing Resorts. Our master plan for construction of new units is contingent upon future sales at our Existing Resorts and the availability of financing, granting of governmental permits, and future land-planning and site-layout considerations.

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

Experienced Management. Our senior management has extensive experience in the acquisition, development, marketing, sales, and operation of timeshare resorts. The senior officers have an average of twenty-two years of experience in the timeshare industry.

Future Business Strategy

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
Our future business strategy is to conservatively increase annual net income through a combination of:

•	maintaining marketing, sales, and development activities at our resorts in accordance with our current business model;

•	emphasizing collection and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers;

•	concentrating on marketing to existing members, including sales of upgraded Vacation Intervals, additional week sales, and existing owner referral programs;

•	emphasizing our secondary products, such as biennial (alternate year) intervals, to broaden our potential market with a wider price range of products for first-time buyers;

•	adding other assets and amenities to attract our customers by enhancing vacation experiences; and

•	developing new or existing resorts as the capital markets permit.

ITEM 3. LEGAL PROCEEDINGS

Litigation Related to our Business

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

During July and August, 2010, we negotiated a comprehensive settlement of all outstanding issues involving the Wind Cooperatives' proposed wind farm. A Settlement Agreement (together with related implementing agreements) was then executed dated as of August 30, 2010, between us and the Wind Cooperative. It was joined in by the Electric Cooperative for the limited purposes set out in that Agreement. The Wind Cooperative agreed in the Settlement Agreement to move the three turbines located closest to our property line to locations where their visual impact on our project will be minimized. The Wind Cooperative also agreed not to construct any further wind turbines in the land being used for its wind farm in the easements it holds for this purpose on top of Brodie Mountain. We agreed not to oppose the Wind Cooperative's application for a new road permit or for its further construction or for its operation of the wind farm.

In a separate agreement, entered into by us, the Wind Cooperative and the Electric Cooperative, we agreed to give up our claim of title to the disputed fifty acres and to deed that property to the Electric Cooperative. The Electric Cooperative agreed in turn to reimburse us the $100,000 we paid to acquire that property.

Finally, all parties to the outstanding suits and appeals agreed to dismiss those actions with prejudice and with all parties to bear their own fees and costs.

The various actions required by the Settlement Agreement and the related implementing agreements are nearly complete. The Electric Cooperative has reimbursed us the $100,000 we paid to acquire the fifty acres on top of Brodie Mountain. The Wind Cooperative has advised us that it has completed the wind project construction in the fashion it agreed with us in the settlement agreement, after previously acquiring a new access road permit. The Wind Cooperative has also advised us that it expects to go into operation during the first quarter of 2011. All outstanding suits and appeals have been dismissed with prejudice, as agreed between the parties.

Litigation Related to the Merger

In February 2011, three purported shareholder derivative suits were filed in Dallas County state district court arising out of the Agreement and Plan of Merger between Silverleaf and Resort Holdings. The three petitions, now consolidated into one action before the 116th District Court, styled In re Silverleaf Resorts, Inc. Derivative Litigation, Cause No. DC-11-1419-F, include claims against each member of the Company's Board, as well as Cerberus and its affiliate companies, Resort Holdings and Merger Sub. The plaintiffs' claims include allegations that the consideration of $2.50 per common share in the proposed transaction is unfairly low and inadequate and that Silverleaf's directors breached their fiduciary duties by allegedly (i) initiating a process to sell Silverleaf that undervalues the Company and vests them with benefits not shared equally by Silverleaf's public shareholders, (ii) by agreeing to a termination fee in the merger agreement, and (iii) by not fully informing themselves of Silverleaf's value or disregarding it in the proposed acquisition. The plaintiff also claims that the Cerberus entities aided and abetted in the alleged breaches of fiduciary duty by Silverleaf's directors. One shareholder also claims that all defendants are liable for “abuse of control,” “gross mismanagement,” and “waste of corporate assets.” Among other relief, the plaintiffs seek to enjoin the proposed transaction or to recover damages if the transaction is consummated. None of the named defendants have yet responded to the derivative lawsuits.

In addition, on or about February 16, 2011, Silverleaf received a written demand from legal counsel for Frank Parker, Carlos Tapia, and Leslie Neil Hull, purported shareholders of the Company. Silverleaf also received written demands from legal counsel for Igor Zlokarmik and legal counsel for Jose Dias on or about March 1 and 16, 2011, respectively, both purported shareholders of the Company. These purported shareholders allege that the directors breached their fiduciary duties in connection with the proposed acquisition based generally on similar allegations as set forth in the three derivative lawsuits and they demand that Silverleaf pursue legal action against the directors. Silverleaf has not yet responded to the written demands.

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

Set forth below is a line graph comparing the total cumulative return of our common stock since December 31, 2005 to (a) the S&P 500 Index, a broad equity market index, and (b) the Russell MicroCap Index, an index that measures the performance of stocks in the micro-cap segment of market capitalization. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

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

The graph assumes $100 was invested on December 31, 2005 in our common stock, the S&P 500, and the Russell MicroCap and assumes dividends are reinvested. Silverleaf’s cumulative total loss of $66 is due to the decline in the bid price of our common stock from $3.26 at December 31, 2005 to $1.12 at December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
137.12
127.61
100.00
22.09
25.37
34.36
12/05
12/06
12/07
12/08
12/09
12/10
Silverleaf Resorts, Inc.
S&P 500
Russell MicroCap

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Measurement Period (Fiscal Year Covered)
	12/05	12/06	12/07	12/08	12/09	12/10

Silverleaf Resorts, Inc.	100.00	137.12	127.61	22.09	25.37	34.36
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Russell MicroCap	100.00	116.54	107.22	64.57	82.31	106.09

The following table sets forth the high and low closing prices of our common stock for the quarterly periods indicated, which correspond to the quarterly fiscal periods for financial reporting purposes. The common stock prices shown are the closing bid prices as quoted on NASDAQ under the symbol “SVLF.”

	High	Low
Year Ended December 31, 2009:
First Quarter	$1.14	$0.30
Second Quarter	1.44	0.63
Third Quarter	1.69	1.15
Fourth Quarter	1.39	0.59

Year Ended December 31, 2010:
First Quarter	$1.25	$0.74
Second Quarter	1.70	1.00
Third Quarter	1.08	0.91
Fourth Quarter	1.23	0.88

As of March 1, 2011, we believe that there were approximately 1,800 holders of our common stock, which is the only class of our equity securities outstanding.

On December 29, 2009, we received notification from NASDAQ stating we were no longer in compliance with the continued listing requirements for The NASDAQ Capital Market as a result of the closing bid price per share of our common stock being below the minimum trading price of $1.00 for thirty consecutive business days. In accordance with applicable NASDAQ rules, we had a grace period of 180 calendar days (until June 28, 2010) to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, our closing bid price per share had to be at or above $1.00 for at least ten consecutive business days before June 28, 2010. Our common stock closed above $1.00 for ten consecutive business days beginning on March 11, 2010. On March 25, 2010, we received notification from NASDAQ stating we were back in compliance with the minimum closing bid price requirement for continued listing.

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

During 2010, two officers of Silverleaf resigned resulting in the forfeiture of 280,000 incentive stock options. The forfeiture of these incentive stock options did not have a material impact on stock-based compensation recognized in 2010. These forfeited incentive stock options are now available to be reissued.

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

Recent Sales of Unregistered Equity Securities

There have been no recent sales of unregistered equity securities.

Issuer Purchases of Equity Securities

During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 378,291 treasury shares during the year ended December 31, 2010. As of December 31, 2010, approximately 1.6 million shares remain available for repurchase under this program. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher as our Board's Financial Advisor. The stock repurchase program will remain suspended until the merger agreement is either consummated or terminated under the terms of the merger agreement.

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

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except share and per share amounts)
Statement of Income Data:
Vacation Interval sales	$187,481	$235,135	$256,300	$240,961	$206,275
Estimated uncollectible revenue	(32,491)	(40,071)	(63,051)	(80,322)	(58,479)
Net sales	154,990	195,064	193,249	160,639	147,796

Interest income	46,248	53,019	61,077	64,834	68,731
Management fee income	1,861	2,806	3,121	3,721	2,521
Other income	3,785	4,141	6,515	7,621	6,963
Total revenues	206,884	255,030	263,962	236,815	226,011

Costs and operating expenses:
Cost of Vacation Interval sales	19,003	23,027	24,903	22,161	18,944
Sales and marketing	93,957	119,679	135,059	125,800	113,504
Operating, general and administrative	32,315	39,101	41,154	44,513	41,963
Depreciation	2,539	3,511	4,929	6,224	6,478
Interest expense and lender fees:
Related to receivables-based credit facilities	17,550	19,285	22,213	21,864	28,747
Related to other indebtedness	4,112	5,325	6,341	7,191	7,338

Total costs and operating expenses	169,476	209,928	234,599	227,753	216,974

Income before provision for income taxes	37,408	45,102	29,363	9,062	9,037
Provision for income taxes	14,402	17,398	11,437	3,604	3,262

Net income	$23,006	$27,704	$17,926	$5,458	$5,775

Basic net income per share	$0.61	$0.73	$0.47	$0.14	$0.15

Diluted net income per share	$0.59	$0.70	$0.46	$0.14	$0.15

Weighted average basic common shares outstanding	37,579,462	37,811,387	38,037,635	38,146,943	37,921,956

Weighted average diluted common shares outstanding	39,261,652	39,417,017	38,897,619	39,017,955	38,803,998

	December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,450	$13,170	$11,431	$13,905	$11,805
Notes receivable, net of allowance for uncollectible notes	229,717	289,907	320,306	354,659	362,738
Amounts due from affiliates	1,251	1,358	1,738	1,587	10,707
Inventories	147,759	179,188	190,318	196,010	178,366
Total assets	474,530	581,059	644,822	666,488	680,146
Amounts due to affiliates	246	—	—	—	—
Notes payable and capital lease obligations	254,550	316,198	369,071	395,017	408,891
Senior subordinated notes	31,467	26,817	23,121	17,956	7,682
Total liabilities	326,338	405,018	450,576	466,313	474,204
Shareholders' equity	148,192	176,041	194,246	200,175	205,942

Cash Flows Data:
Net cash (used in) provided by operating activities	$(45,648)	$(39,895)	$(21,591)	$(6,112)	$9,038

	As of and for the Year Ended December 31,
	2006	2007	2008	2009	2010
Other Operating Data:
Number of Existing Resorts at period end	13	13	13	13	13
Number of Vacation Intervals sold (excluding Upgrades)	9,855	15,394	15,813	13,328	12,236
Number of in-house Vacation Intervals sold	8,777	9,988	9,914	12,784	11,414
Number of Vacation Intervals in inventory	28,801	27,300	27,173	27,862	27,869
Average price of Vacation Intervals sold (excluding Upgrades)(a)	$11,681	$9,607	$10,328	$9,989	$10,272
Average price of upgraded Vacation Intervals sold (net of exchanged interval)	$8,245	$8,735	$9,380	$8,435	$7,060
__________

(a)	Includes annual and biennial Vacation Interval sales for one-bedroom, two-bedroom, and three-bedroom units.

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

Executive Summary

As of December 31, 2010, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois,
Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado. Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 115,000 members. Our consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned and consolidated.

Our income is derived principally from marketing and selling timeshare interests at our resorts in one-week intervals and from the interest earned from financed sales of such timeshare interests. As of December 31, 2010, we own a) seven Getaway Resorts located within a two-hour drive of major metropolitan areas, which are the primary market for timeshare sales to new purchasers, and b) six Destination Resorts located farther from major metropolitan areas. The principal purchasers of timeshare interests at the Destination Resorts are existing owners who are upgrading or buying additional interests.

We have experienced a difficult economic environment over the last several years and anticipate a continuation of such during 2011. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and our ability to manage inventory levels. We believe that our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. We also are concerned that a sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2011.
We implemented what we believe to have been conservative business decisions and cash flow management during 2010, which we believe will permit us to maintain adequate liquidity through 2011. However, we recognized that we have no assurances that economic conditions will not deteriorate further or that customer loan delinquencies and defaults could increase further. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2011. Further, current conditions in the commercial credit markets are such that an increase in interest rates is likely on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and could adversely impact our results of operations.

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

•
Our fixed-to-floating debt ratio is 73% fixed and 27% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. Although interest rates remained fairly constant throughout 2010, an increase in interest rates above applicable floor rates on our variable-rate facilities could have a negative impact on our profitability.

•
Since we predominantly finance our sales of timeshare interests, we require credit facilities to provide the liquidity necessary to fund our day-to-day costs and expenses. We presently have adequate credit facilities to fund our operations through 2011. A disruption in the availability of credit facilities would severely impact our ability to continue marketing and selling timeshare interests as we do today.

•	We believe there are three areas which are particularly important to our success as a business:

▪
Identifying potential customers who are likely to pay their principal and interest payments when due after purchasing timeshare intervals, thereby resulting in an acceptable level of estimated uncollectible revenue.

▪	Maintaining sales and marketing expenses at an acceptable level to result in a favorable percentage relationship between sales and marketing expense and Vacation Interval sales.

▪	Maintaining adequate credit facilities to finance our operations and support the borrowings that are required for our liquidity and continued growth.

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

One product that is sold to new customers is a sampler, which gives the customer the right to use the resorts on an “as available” basis from Sunday to Thursday.  Revenues related to sampler contracts, which entitle a prospective owner to sample a resort during certain periods, are deferred until the customer uses the stay or allows the contract to expire. In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of related incremental costs are recorded as a reduction of inventory in the consolidated balance sheet. Incremental costs include costs that would not have been incurred had we not sold samplers. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $3.7 million, $4.0 million, and $3.3 million of sampler revenues were recorded as a reduction to sales and marketing expense during the years ended December 31, 2008, 2009, and 2010, respectively.

The following table shows the elements management considers important to assessing our Vacation Interval sales (in thousands, except for tours and sales per tour):

	Year Ended December 31,
	2008	2009	2010

Tours to potential new purchasers	116,713	117,888	111,225
Sales per tour	$1,094	$1,080	$1,048
Gross sales to new customers	127,735	127,321	116,520
Rescissions of sales to new customers	(20,981)	(31,855)	(29,222)
Net sales to new customers	106,754	95,466	87,298

Net sales per tour	$915	$810	$785

Gross sales to existing customers	165,920	167,004	142,008
Rescissions of sales to existing customers	(12,631)	(17,520)	(19,695)
Net sales to existing customers	153,289	149,484	122,313

Total sales	260,043	244,950	209,611
Less sampler sales	(3,743)	(3,989)	(3,336)
Total Vacation Interval sales	$256,300	$240,961	$206,275

Rescission rate for new customers	16.4%	25.0%	25.1%
Rescission rate for existing customers	7.6%	10.5%	13.9%
Rescission rate for all customers	11.4%	16.8%	18.9%

•
In assessing the effectiveness of our sales and marketing programs, we believe it is also important to compare sales and marketing expenses to Vacation Interval sales. The separate elements of sales and marketing expense that we assess are the cost of marketing to new purchasers, the cost of marketing to existing purchasers, off-site marketing, commissions, and sales and marketing overhead as detailed in the following table (in thousands, except for tours and cost per tour):

	Year Ended December 31,
	2008	2009	2010

Tours to potential new purchasers	116,713	117,888	111,225
Cost per tour	$575	$481	$463
Cost of marketing to new purchasers	67,069	56,647	51,504
Cost of marketing to existing purchasers	17,286	18,002	17,574
Commissions	39,972	40,431	33,395
Sales and marketing overhead	14,475	14,709	14,367
Sampler sales offset	(3,743)	(3,989)	(3,336)
Total sales and marketing expense	$135,059	$125,800	$113,504

As a percentage of Vacation Interval sales:
Cost of marketing to new purchasers	26.2%	23.5%	25.0%
Cost of marketing to existing purchasers	6.7%	7.5%	8.5%
Commissions	15.6%	16.8%	16.2%
Sales and marketing overhead	5.7%	6.1%	7.0%
Sampler sales offset	(1.5)%	(1.7)%	(1.7)%
Total sales and marketing expense	52.7%	52.2%	55.0%

•
Another source of revenue is interest income, which is predominantly earned on our notes receivable. For the years ended December 31, 2008, 2009, and 2010, total positive net interest spread (interest income less interest expense and lender fees) was $32.5 million, $35.8 million, and $32.6 million, respectively.

•
We have two additional sources of revenue, management fees, predominantly from Silverleaf Club, and other income. Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items.

•
We generate cash from the collection of down payments, from the collection of principal and interest from timeshare notes receivable, from sales of notes receivable, and from management fees and other income.

•	Since the majority of our sales are financed, we have revolving credit facilities that are drawn upon monthly to fund our day-to-day costs, expenses, and capital expenditures.

We operate principally in only one business segment, the timeshare industry. Further, we only operate in the United States. As of December 31, 2010, we operate resorts in six states (Texas, Missouri, Illinois, Massachusetts, Georgia, and Florida), and sell primarily to residents of those states, with limited sales to residents of nearby states. In addition, we own and operate a hotel located near the Winter Park recreational area in Colorado, which provides our owners with another destination vacation alternative and gives Silverleaf an entry point into this increasingly popular destination area.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. As of December 31, 2010, no sales were deferred related to the percentage-of-completion method.

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

Management fees for services provided to the Clubs are recognized in the period such services are provided if collection is deemed probable.

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

The allowance for uncollectible notes is reduced by actual credit losses experienced. The three types of credit losses are as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory;

•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent; and

•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product or when a portion of a customer’s note obligation is relieved.

Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 28.3%, 33.3% and 24.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Under the relative sales value method, an estimate of the value of inventory recoveries is considered in determining inventory costing and allocation to sales. Due to the state of the economy in general, and related deterioration of the residential real estate market and sub-prime mortgage markets in recent years, the risk of Vacation Interval defaults has heightened. We will continue our current collection programs and seek new programs to reduce note defaults. We will also maintain our focus on tour lead procurement in an effort to improve the credit quality of our customers. During 2010 and 2009, approximately 16.6% and 13.7%, respectively, of our sales were made to customers with FICO® scores below 600. However, there can be no assurance that these efforts will be successful.

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At December 31, 2010, the estimated costs not yet incurred but expected to complete projected amenities was $571,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

We file U.S. federal income tax returns as well as income tax returns in various states. We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2006, although carryforward attributes that were generated prior to 2006 may still be subject to examination. For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2006. In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2005.

Liquidity and Capital Resources

As of and for the years ended December 31, 2008, 2009, and 2010, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

At December 31, 2010, our senior credit facilities provided for loans of up to $628.5 million, of which $401.0 million of principal related to advances under the credit facilities was outstanding and $227.5 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of December 31, 2010 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$272,521	$47,459
Receivables-Based Non-Revolvers	293,517	293,517
Inventory Loans	62,479	60,022
Subtotal Senior Credit Facilities	628,517	400,998
Senior Subordinated Debt	7,682	7,682
Other Debt	7,893	7,893
Grand Total	$644,092	$416,573

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2011 and July 2022 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts. Our fixed-to-floating debt ratio at December 31, 2010 was 73% fixed to 27% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At December 31, 2010, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.26%. For the year ended December 31, 2010, the weighted average cost of funds for all borrowings was 7.2%. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of December 31, 2010, $6.8 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $7.7 million of 12.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries. Payment terms related to these notes require quarterly interest payments through maturity. The remaining $7.7 in outstanding principal balance will be due at maturity on April 1, 2012.

We anticipate a continuation of the difficult economic environment we experienced the last two years. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and our ability to manage inventory levels. Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2011.

Since 2009, we have extended certain of our existing senior credit facilities (see Note 8 for further information). In connection with such extensions, we have in certain cases, agreed to pay higher interest rates and fees. In June 2010, we executed a new term securitization transaction through our newly-formed, wholly-owned and fully consolidated VIE, SF-VII. The Series 2010-A Notes which were issued at a discount of approximately $6.0 million, have a blended coupon rate of 7.366% and a blended effective interest rate of approximately 9.5% as of December 31, 2010. In December 2010, we executed two new term securitization transactions through our newly-formed, wholly-owned and fully consolidated VIEs, SF-VIII and SF-IX. The Series 2010-B Notes which were issued through SF-VIII at a discount of approximately $57,000, have a blended coupon rate of 6.47% and a blended effective interest rate of approximately 6.5% as of December 31, 2010. The Series 2010-C Notes which were issued through SF-IX at a discount of approximately $3.0 million, have a blended coupon rate of 12.00% and a blended effective interest rate of approximately 16.5% as of December 31, 2010. In addition, current conditions in the commercial credit markets are such that an increase in interest rates is likely on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and could adversely impact our results of operations.

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable-rate interest, include warrants or other equity component, and may be subject to such terms as we deem prudent. In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the Texas Business Organizations Code.

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

We are in compliance with these covenants as of December 31, 2010. However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders. Since we experienced a loss for the fourth quarter of 2010, a loss for the first quarter of 2011 would place us in noncompliance with certain of our financial covenants.

One of our senior lenders, Textron Financial Corporation, and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future. While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders. At December 31, 2010, we had a total of $19.6 million outstanding under our senior credit facility with Textron, which comprises 4.7% of our total outstanding debt of $416.6 million. Our availability for future advances under our senior credit facilities was $227.5 million at December 31, 2010, of which $55.4 million, or 24.4%, was related to our Textron senior credit facility. While we do not currently anticipate a material impact to our liquidity as a result of Textron’s announcement about its future as a timeshare lender, we will continue to monitor the effect of this announcement on our operations.

In October 2010, we amended our $75 million consolidated receivables, inventory and acquisition revolving line of credit with Textron. The maximum aggregate commitment under the facility, which was $75 million at December 31, 2010, will be $60 million effective January 31, 2011, $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

We implemented what we believe to have been conservative business decisions and cash flow management during 2010 which we believe will allow us to maintain adequate liquidity through 2011. However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2011.

Cash Flows from Operating Activities. We generate cash primarily from down payments received from the sale of Vacation Intervals, the financing and collection of customer notes receivable from Vacation Interval owners, the sale of notes receivable to our variable interest entities, management fees, sampler sales, marina income, golf course and pro shop income, water park income, and hotel income. We typically receive a 10% to 15% down payment on sales of Vacation Intervals and finance the remainder with the issuance of a seven-to-ten-year customer promissory note. We generate cash from customer notes receivable (i) by borrowing at an advance rate of 75% to 80% of eligible customer notes receivable, (ii) by selling notes receivable, and (iii) from the spread between interest received on customer notes receivable and interest paid on related borrowings.  Because we use significant cash in the development and marketing of Vacation Intervals but collect cash on customer notes receivable over a seven-

to-ten-year period, borrowing against receivables has historically been a necessary part of normal operations.

During the year ended December 31, 2010, cash provided by operating activities was $9.0 million compared to cash used of $6.1 million and $21.6 million during the same periods of 2009 and 2008, respectively. The favorable spread of $15.1 million between 2010 and 2009 primarily resulted from a decrease in the growth of our gross notes receivable in 2010 and a reduction in inventory expenditures for expansion at existing resorts, including construction of lodging units and additional amenities, partially offset by the timing of payments on prepaid and other assets and an increase in the amounts due from affiliates. The reduction in inventory expenditures is consistent with our moderate growth initiative which was in effect for 2010.

Cash Flows from Investing Activities. During 2010, net cash provided by investing activities was $10,000 compared to net cash used of $2.2 million and $19.5 million during 2009 and 2008, respectively. Net cash provided of $10,000 in 2010 was primarily the result of $2.0 million of proceeds received from the sale of water utility assets at our Seaside Resort, offset by $2.0 million of purchases of equipment, leasehold improvements, and other general capital expenditures. The gain resulting from the sale of the water utility assets was $77,000. The $2.2 million cash used in investing activities in 2009 represents purchases of equipment, leasehold improvements, and other general capital expenditures. The $19.5 million cash used in investing activities in 2008 resulted primarily from the construction or expansion of member services buildings at six of our existing resorts, completion of construction on the water park at The Villages Resort which opened in January 2008, and purchases of two parcels of land in Texas. We purchased approximately 10 acres adjacent to our Piney Shores Resort located on the shores of Lake Conroe, approximately 40 miles north of Houston, Texas, and 8 acres adjacent to our Hill Country Resort, near Canyon Lake in the hill country of central Texas between Austin and San Antonio. The $17.3 million reduction in capital expenditures between 2009 and 2008 and the total capital expenditures of $2.0 million and $2.2 million in 2010 and 2009, respectively, are consistent with our business plans which were in effect for 2010 and 2009.

Cash Flows from Financing Activities. During 2010, net cash used in financing activities was $11.1 million compared to net cash provided of $10.8 million and $39.4 million for 2009 and 2008, respectively. Net cash used of $11.1 million in 2010 was primarily the result of $503.3 million of payments on borrowings against pledged notes receivable and inventory loans, $10.7 million of increases in restricted cash reserved for payments of debt, and $427,000 for the purchase of treasury shares, partially offset by $503.3 million of proceeds received from borrowings against pledged notes receivable and inventory loans. The securitization transactions we closed during 2010 through our newly-formed, wholly-owned and fully consolidated variable interest entities, SF-VII, SF-VIII and SF-IX, generated $295.3 million of the $503.3 million of proceeds received from borrowings and $272.7 million of the $503.3 million of payments on borrowings for the year ended December 31, 2010. Net cash provided of $10.8 million in 2009 was primarily the result of $271.9 million of proceeds received from borrowings against pledged notes receivable and inventory loans and $584,000 of decreases in restricted cash reserved for payments of debt, partially offset by $261.7 million of payments on borrowings against pledged notes receivable and inventory loans. Net cash provided of $39.4 million in 2008 was primarily the result of $339.4 million of proceeds received from borrowings against pledged notes receivable and inventory loans, partially offset by $292.2 million of payments on borrowings against pledged notes receivable and inventory loans, and $7.9 million restricted cash reserved for payments of debt. The securitization transaction we closed in June 2008 through our wholly-owned and fully consolidated variable interest entity, SF-VI, generated $107.4 million of the $339.4 million of proceeds received from borrowings and $93.8 million of the $292.4 million of payments on borrowings for the year ended December 31, 2008.

Contractual Obligations and Commitments

The following table summarizes our scheduled contractual obligations and commitments as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$146,195	$110,798	$70,665	$63,445	$48,933	$54,263
Capital leases	492	265	179	14	—	—
Operating leases	2,475	2,019	1,910	1,543	1,558	1,171
Construction commitments	1,496	—	—	—	—	—
Total	$150,658	$113,082	$72,754	$65,002	$50,491	$55,434

Principal maturities on our term securitizations (SF-VI, SF-VII, SF-VIII, and SF-IX) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt. Long-term debt includes $78.6 million of future interest, using an approximate interest rate of 7.2%, which is our weighted average cost of borrowings for the year ended December 31, 2010.  Capital leases include $65,000 of future interest, using an approximate interest rate of 6.2%, which is our weighted average cost of borrowings on our capital lease obligations for the year ended December 31, 2010. Construction commitments of $1.5 million relate to the continued development of our resorts and will be funded via availability under our credit facilities.

Investment in Special Purpose Entity. In 2005, we consummated a securitization transaction with SF-III, which was a qualified special purpose entity formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A in a private placement. In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former QSPE which was dissolved in 2005. This transaction qualified as a sale for accounting purposes. In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility. We dissolved SF-III simultaneously with the execution of the cleanup call. We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our financial statements at fair value. The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we serviced these timeshare receivables and received fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $491,000 and $239,000 for the years ended December 31, 2008 and 2009, respectively. As such fees approximated both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

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

Except for the repurchase of notes that failed to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we were obligated to foreclose upon Vacation Intervals securing defaulted note receivables. Although we were not obligated, we could purchase foreclosed Vacation Intervals for net fair market value, which could not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the years ended December 31, 2008 and 2009, we paid $639,000 and $1.1 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.

Our VIEs provide us with additional credit availability under our facilities with our current senior lenders. As we require credit facilities to provide liquidity necessary to fund our costs and expenses, it is vitally important to our liquidity plan to have financing available to us in order to continue to finance the majority of our timeshare sales over seven to ten years.

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

As of December 31, 2010, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

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

Federal NOLs of $141.5 million existing at December 31, 2010 expire between 2020 and 2029. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to a 2002 corporate restructuring, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code (the “Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section 382(h) of the Code. The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate. We believe that $8.5 million of our net operating loss carryforwards as of December 31, 2010 were subject to the Section 382 limitations.

Results of Operations

The following table summarizes key ratios from our consolidated statements of operations for the years ended December 31, 2008, 2009, and 2010:

	2008	2009	2010
As a percentage of total revenues:
Vacation Interval sales	97.1%	101.7%	91.3%
Estimated uncollectible revenue	(23.9)%	(33.9)%	(25.9)%
Net sales	73.2%	67.8%	65.4%

Interest income	23.1%	27.4%	30.4%
Management fee income	1.2%	1.6%	1.1%
Other income	2.5%	3.2%	3.1%
Total revenues	100.0%	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	9.7%	9.2%	9.2%
Sales and marketing	52.7%	52.2%	55.0%

As a percentage of total revenues:
Operating, general and administrative	15.6%	18.8%	18.6%
Depreciation	1.9%	2.6%	2.9%

As a percentage of interest income:
Interest expense and lender fees	46.8%	44.8%	52.5%

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues

Revenues for the year ended December 31, 2010 were $226.0 million, representing a $10.8 million, or 4.6%, decrease compared to revenues of $236.8 million for the year ended December 31, 2009. As discussed below, the decrease is primarily attributable to a $34.7 million decrease in Vacation Interval sales, partially offset by a $21.8 million decrease in estimated uncollectible revenue and a $3.9 million increase in interest income during the year ended December 31, 2010.

The following table summarizes our Vacation Interval sales for the years ended December 31, 2010 and 2009 (dollars in thousands, except average price):

	2009				2010
	Sales	Intervals		Average Price	Sales	Intervals	Average Price
Interval Sales to New Customers	$91,477	9,131	91,477	$10,018	$83,962	8,474	$9,908
Upgrade Interval Sales to Existing Customers	107,828	12,784	107,828	8,435	80,582	11,414	7,060
Additional Interval Sales to Existing Customers	41,656	4,197	41,656	9,925	41,731	3,762	11,093
Total	$240,961		240,961		$206,275

Vacation Interval sales decreased 14.4% in 2010 versus 2009 primarily due to a reduction in marketing to existing customers which resulted in lower sales of upgrade intervals. We implemented more stringent underwriting policies at the end of 2009 to improve the collection of notes receivable. The number of interval sales to new customers decreased 7.2% and average prices decreased 1.1%, which resulted in an 8.2% decrease in sales to new customers in 2010 versus 2009. The number of upgrade interval sales to existing customers decreased 10.7% and average prices decreased 16.3%, resulting in a 25.3% decrease in upgrade interval sales to existing customers during the year ended December 31, 2010 compared to the year ended December 31, 2009. The number of additional interval sales to existing customers decreased 10.4% but average prices increased 11.8%, resulting in a slight increase in additional interval sales to existing customers during 2010 versus 2009. Vacation Interval sales to existing owners comprised 59.3% and 62.0% of total Vacation Interval sales in the years ended December 31, 2010 and 2009, respectively. Sales to existing owners have lower associated sales and marketing costs compared to sales to new customers.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $58.5 million for the year ended December 31, 2010 versus $80.3 million for the year ended December 31, 2009. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales decreased to 28.3% for 2010 compared to 33.3% for 2009.  Cancellations during 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009 above the 25.9% provision rate we had estimated in the second quarter of 2009. The allowance for uncollectible notes was 20.2% of our gross notes receivable portfolio as of December 31, 2010 compared to 21.0% as of December 31, 2009. Our receivables charged off as a percentage of beginning of period gross notes receivable was 13.6% for the year ended December 31, 2010 compared to 15.7% for the same period of 2009. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $3.9 million, or 6.0%, to $68.7 million for the year ended December 31, 2010 from $64.8 million for the year ended December 31, 2009. The increase primarily resulted from a higher average notes receivable balance in 2010 versus the same period of 2009, partially offset by a decrease in the weighted average yield on our outstanding notes receivable to 16.7% at December 31, 2010 from 16.8% at December 31, 2009.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ excess of revenues over expenses. Management fee income decreased $1.2 million to $2.5 million for the year ended December 31, 2010 compared to $3.7 million for the year ended December 31, 2009, due primarily to a decrease in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income decreased to $7.0 million for the year ended December 31, 2010 compared to $7.6 million for the year ended December 31, 2009. The decrease is primarily attributable to the receipt in 2009 of $2.4 million in business-interruption proceeds related to Hurricane Ike, which struck our Seaside Resort in Galveston, Texas in September 2008, partially offset by an increase in forfeited deposits during 2010.

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

Cost of Vacation Interval sales remained the same at 9.2% of Vacation Interval sales in each of the years ended December 31, 2010 and 2009.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales increased to 55.0% for the year ended December 31, 2010 versus 52.2% for the comparable prior-year period. The increase in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to the decrease in sales to existing customers, which have relatively lower related sales and marketing costs compared to new customer sales. In 2010, 59.3% of our sales were to existing customers versus 62.0% in 2009.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $3.3 million and $4.0 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2010 and 2009, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues decreased to 18.6% in 2010 from 18.8% in 2009. Overall, operating, general and administrative expenses decreased $2.6 million during 2010 as compared to 2009, primarily due to the write-off of $2.7 million predevelopment costs associated with the termination of a potential land acquisition in June 2009. Other contributing factors are a decrease in legal fees of $1.2 million and a decrease in professional fees of $805,000, which primarily resulted from legal and professional fees in the second and third quarters of 2009 for a possible securitization which did not occur, and a decrease in recording fees of $1.0 million, partially offset by an increase in the cost of collections of our notes receivable of $1.5 million.

Depreciation

Depreciation expense as a percentage of total revenues increased to 2.9% in 2010 versus 2.6% in 2009. Overall, depreciation expense increased $254,000 during 2010 compared to 2009 due to capital expenditures of $2.0 million during the year ended December 31, 2010.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 52.5% for the year ended December 31, 2010, compared to 44.8% for the same period of 2009. Overall, interest expense and lender fees increased $7.0 million in 2010 compared to 2009 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June of 2010 and amendments to our other senior loan agreements during 2010. In addition, the weighted average cost of borrowings increased to 7.2% for the year ended December 31, 2010 from 6.0% for the year ended December 31, 2009. Although interest rates remained fairly constant throughout 2009 and 2010, the increase in the weighted average cost of borrowings is primarily due to the interest rate on our SF-VII securitization which is higher than the floor interest rates on our receivables-based and inventory revolvers. Our SF-VII securitization was issued with a blended coupon rate of 7.366% and at a discount of $6.0 million. The discount is amortized as an adjustment to interest expense over the term of the related loan using the effective interest method, which generates a blended effective interest rate on our SF-VII notes of approximately 9.5% as of December 31, 2010.

Income before Provision for Income Taxes

Income before provision for income taxes remained fairly constant at $9.0 million for the year ended December 31, 2010 compared to $9.1 million for the year ended December 31, 2009 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 36.1% for the year ended December 31, 2010 compared to 39.8% for the year ended December 31, 2009. Our effective rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, and non-deductible expenses. As of December 31, 2010, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Net Income

Net income was $5.8 million for the year ended December 31, 2010 compared to $5.5 million for the year ended December 31, 2009 as a result of the above-mentioned operating results.

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

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $80.3 million for the year ended December 31, 2009 versus $63.1 million for the year ended December 31, 2008. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales increased substantially in 2009 to 33.3% compared to 24.6% for 2008. As cancellations during the year 2009 exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes, we projected this trend to continue for the near term. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009, above the 25.9% provision rate we had estimated in prior months. This resulted in an allowance for uncollectible notes of 21.0% of our gross notes receivable portfolio as of December 31, 2009 compared to 19.3% as of December 31, 2008. Our receivables charged off as a percentage of beginning of period gross notes receivable was 15.7% for 2009 compared to 15.5% for the same period of 2008. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved at this time, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income increased $3.8 million, or 6.2%, to $64.8 million for the year ended December 31, 2009 from $61.1 million for 2008. The increase primarily resulted from a higher average notes receivable balance in 2009 versus the same period of 2008 and an increase in the weighted average yield on our outstanding notes receivable to 16.8% at December 31, 2009 from 16.7% at December 31, 2008.

Management fee income, which consists of management fees collected from the resorts' management clubs, cannot exceed the management clubs' excess of revenues over expenses. Management fee income increased $600,000 to $3.7 million for the year ended December 31, 2009 compared to $3.1 million for the year ended December 31, 2008 primarily due to increased profitability of the resorts' management clubs.

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

In accordance with the FASB ASC “Real Estate - Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $4.0 million and $3.7 million of sampler revenues were recorded as a reduction to sales and marketing expense for the years ended December 31, 2009 and 2008, respectively.

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

Consolidation of Variable Interest Entities – We adopted FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities” on January 1, 2010. This amendment changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore required to consolidate the VIE by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, and whether a variable interest in a VIE exists. This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, whereas such reassessments were previously required only when specific events had occurred. In addition, QSPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” are subject to the provisions of this amendment. The amendment also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated VIEs (SF-II, SF-IV, SF-V, SF-VI, SF-VII, SF-VIII, and SF-IX). In addition, as noted above, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our QSPE, effective October 30, 2009, which resulted in the dissolution of SF-III. Lastly, we evaluated our relationship with the Clubs to determine if the amendment to the FASB ASC “Consolidation of Variable Interest Entities” applies. We concluded that the Clubs possess the majority of the characteristics of not-for-profit entities, and thus continue to qualify for the not-for-profit scope exception in the VIE subsections of the consolidation guidance, which did not change with this amendment. Therefore, consolidation of these entities is not required. See the parenthetical disclosures on our consolidated balance sheets regarding the assets and liabilities of our VIEs that are consolidated therein and Note 16 for additional disclosures regarding our VIEs.

Fair Value Measurements and Disclosures – In January 2010, the FASB issued amended guidance to FASB ASC “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The amendment requires an entity to disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values for Level 2 and Level 3 inputs. The updated standard will also require additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. This accounting standard update is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the amended requirements for Level 1 and Level 2 fair value measurements, in the first quarter of 2010, did not impact our consolidated financial position, results of operations, or cash flows as it only amends required disclosures. See additional disclosure regarding the inputs used to determine the fair value of our interest rate cap derivative in Note 13. The adoption of the additional disclosure requirements for Level 3 fair value measurements, effective January 1, 2011, is not expected to impact our consolidated financial position, results of operations, or cash flows, nor will it require additional disclosures, as we no longer have assets or liabilities that fall into the Level 3 fair value hierarchy.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued FASB ASC "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This amendment is generally effective for interim and annual reporting periods ending on or after December 15, 2010. However, certain aspects of the amendment pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 first quarter. The adoption of this amendment resulted in increased notes receivable disclosures but did not impact our consolidated financial position, results of operations, or cash flows. The adoption of this amendment for the additional disclosures that will be required effective in the first quarter of 2011 will result in increased notes receivable disclosures for our interim periods, but will not impact our consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, with an outstanding balance of $401.0 million at December 31, 2010, have a fixed-to-floating debt ratio of 73% fixed to 27% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%.

At December 31, 2010, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy the last two years, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. In addition, during the past two years we experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further. Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.6%, 33.3%, and 28.3% for the years ended December 31, 2008, 2009, and 2010, respectively. See Note 4 "Notes Receivable" for a discussion of the higher provision rate in 2009, which resulted primarily from a provision of 52.2% in the third quarter of 2009. If default rates for our borrowers were to continue to rise, it may require an increase in our estimated uncollectible revenue. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 27% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have remained fairly constant the last two years, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at December 31, 2010 would result in a fair value decrease of approximately $14.8 million on our notes receivable portfolio. The impact of a one-point effective interest rate change on the $107.5 million balance of variable-rate debt instruments at December 31, 2010 would be less than $2,000 on our results of operations, after income taxes, for the year ended December 31, 2010, due to the interest rate floors we are subject to on the majority of our variable-rate debt.

Our variable funding note (“VFN”) with SF-IV acts as an interest rate hedge to partially offset potential increases in interest rates, since it contains a provision for an interest rate cap. The principal balance of the SF-IV line of credit was $0 at December 31, 2010. In February 2011, the revolving period of such VFN was extended for 90 days, from February 12, 2011 to May 12, 2011, as discussed in Note 18, "Subsequent Events."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based upon the foregoing evaluation as of December 31, 2010, our CEO and CFO concluded that our disclosure controls and procedures were effective and operating as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as well as criteria established in Item 307 and 308 of Regulation S-K.

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

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors (the "Audit Committee").

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act which amended §404 of the Sarbanes-Oxley Act in 2010. The amendment, addressed in §404(c) of the Sarbanes-Oxley Act, permanently exempts non-accelerated filers from the §404(b) requirement of an independent audit of internal control over financial reporting. Therefore, we have provided only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning each person who was a director or executive officer of the Company as of December 31, 2010.

Name	Age	Position

Robert E. Mead	64	Chairman of the Board, Chief Executive Officer, and President
Harry J. White, Jr.	56	Chief Financial Officer
David T. O'Connor	68	Senior Executive Vice President – Sales
Thomas J. Morris	45	Executive Vice President – Capital Markets & Strategic Planning
Edward L. Lahart	46	Chief Operating Officer – Marketing and Financial Services
Joe W. Conner	53	Chief Operating Officer – Finance, Development and Resort Operations
Michael D. Jones	44	Chief Information Officer
Sandra G. Cearley	49	Corporate Secretary
James B. Francis, Jr.	62	Director
J. Richard Budd	58	Director
Herbert B. Hirsch	74	Director
Michael A. Jenkins	68	Director
____________________

Effective January 8, 2010, Silverleaf’s Board of Directors elected Harry J. White, Jr. as Chief Financial Officer. Mr. White, who has been with Silverleaf since 1998, previously served as the Company’s CFO from June 1998 until February 2008 when he relinquished that position to focus on other financial duties for the Company.  He most recently served as Vice President – Treasurer.  Mr. White succeeds Robert M. Sinnott, who resigned as the Company’s CFO, effective January 8, 2010.

Effective December 31, 2010, Sharon K. Brayfield resigned as the Company's President of Owner Based Marketing and Sales Administration. Ms. Brayfield will continue as a consultant to Silverleaf.

Robert E. Mead is the Chairman, Chief Executive Officer and President of Silverleaf. Mr. Mead founded Silverleaf and has served as its Chairman of the Board since its inception and its CEO since May 1990. Prior to founding Silverleaf, Mr. Mead began his career in hotel and motel management and also operated his own residential construction company. Mr. Mead has served as a Trustee member of ARDA, which is the primary industry association for the timeshare business in the United States. Through Silverleaf and several of its predecessor entities, Mr. Mead has a total of over 30 years of experience in the timeshare industry, with special expertise in the areas of management of timeshare sales and marketing programs, and in the acquisition, financing, development, construction, and operation of timeshare resorts and the related infrastructure and amenities associated with timeshare resorts. He is the only member of the Board of Directors who is employed by the Company. In addition to his service as an officer and director of Silverleaf, Mr. Mead serves on the Accounts and Acquisitions Committee of the Board of Directors.

Mr. Mead's lengthy management tenure with Silverleaf, along with his broad general experience in the timeshare industry and in all areas of timeshare resort financing and operation, provides significant advantages to the Board with respect to the operation and management of Silverleaf and in developing and achieving the Board's long-term business goals and objectives. Because he is also a major shareholder of Silverleaf, the Board believes that Mr. Mead's financial interests in Silverleaf are fully aligned with its other shareholders.

Harry J. White, Jr. was named Chief Financial Officer of Silverleaf effective January 8, 2010, a position he previously held from the time he joined the Company in 1998 to 2008 when he relinquished that position to focus on other financial duties for Silverleaf as Chief Accounting Officer and Vice President-Treasurer from 2008 to 2010. Mr. White is responsible for all day-to-day accounting and financial reporting activities. From 1995 to 1998, Mr. White served as Vice President and CFO of Thousand Trails, Inc. Prior to that time he was a senior manager with Deloitte & Touche LLP. Mr. White is a certified public accountant. Mr. White succeeds Robert M. Sinnott, who resigned as the Company's Chief Financial Officer, effective January 8, 2010.

David T. O'Connor has over 32 years of experience in real estate and timeshare sales and has worked periodically with Mr. Mead over the past 23 years. Mr. O'Connor was named Silverleaf's Senior Executive Vice President of Sales in 2008. He is responsible for the entire sales organization including all field sales, the design and preparation of all training materials, incentive programs, and follow-up sales procedures. Mr. O'Connor previously served the Company as Executive Vice President of Sales since 1997 and Vice President of Sales since 1991.

Thomas J. Morris has served as Executive Vice President of Capital Markets and Strategic Planning since March 2008. He is responsible for all capital market activities and serves as the primary contact for equity investors and analysts with the Company. Mr. Morris has over 16 years of experience in corporate banking and timeshare industry finance. Mr. Morris previously served Silverleaf as Senior Vice President of Capital Markets since 2005 and as an independent consultant since 2001.

Edward L. Lahart was named Chief Operating Officer of Marketing and Financial Services in May 2009. His responsibilities include Marketing, Financial Services, Management Information Systems and Call Center Operations. Mr. Lahart has been employed with Silverleaf over 21 years and prior to this appointment, served most recently as Executive Vice President of Operations since 2002 and Vice President for Corporate Operations since 1998. He served in various capacities in the Credit and Collections Department from 1989 to 1998.

Joe W. Conner was named Chief Operating Officer of Silverleaf in 2003. His responsibilities include the Finance, Treasury, Resort Development and Resort Operations activities, and accounting functions of the Company. Mr. Conner also served as CFO of Silverleaf during our IPO from 1997 to 1998. He spent two years as the CFO for ACE Cash Express from 2001 to 2003, the largest owner and franchiser of check cashing stores in the U.S. Prior to joining Silverleaf in 1997, Mr. Conner was the CFO of the Jacobsen Division of Textron, Inc. Mr. Conner is a certified public accountant.

Michael D. Jones was named Chief Information Officer in May 2006. He served as Vice President - Information Systems from May 1999 until May 2006. Prior to that time he served in various positions within the Company, including Vice President of Information Services, Network Manager and Payroll Manager.

Sandra G. Cearley has served as Corporate Secretary of Silverleaf since its inception. Ms. Cearley maintains corporate minute books, oversees regulatory filings, and coordinates legal matters with Silverleaf's attorneys.

J. Richard Budd is a Managing Director of Cerberus Operations and Advisory Company LLC ("Cerberus Operations and Advisory"), where he provides financial advisory, debt restructuring and crisis management consulting services to companies in the Cerberus Operations and Advisory investment portfolio. In the course of his professional consulting duties with Cerberus Operations and Advisory, he is from time to time asked to serve as a director and/or operating officer of such a portfolio company. For example, between 2008 and 2009, he served as Senior Managing Director and President of the Business Credit Group of GMAC ResCap, a financial services company providing services to institutional investors, mortgage lenders and commercial borrowers. In that position he was responsible for an approximate $7 billion portfolio of commercial real estate investments in the US, UK, and Mexico. Mr. Budd has served as a Director of Silverleaf for the past nine years, having first been elected in May 2002. He has also served as a member of Silverleaf's Audit Committee and Compensation Committee for a total of nine years and of its Nominating Committee for a total of seven years. Between 2001 and 2007, Mr. Budd was a partner in the financial restructuring advisory firm of Marotta Gund Budd & Dzera, LLC. Mr. Budd currently serves on Silverleaf's Audit Committee, Compensation Committee and Nominating Committee. Mr. Budd qualifies as an independent director as determined by the Board of Directors under the NASDAQ Marketplace Rules.

Mr. Budd's significant professional experience in finance and commercial lending, and as a financial and restructuring consultant operating within a wide number of industry groups provides the Board with valuable insight into current and future capital market trends affecting the timeshare industry.

James B. Francis, Jr. is President of Francis Enterprises, LP, a governmental and public affairs consulting firm. He has served as a Director of Silverleaf for fourteen years, having first been elected in July 1997. He has also served as a member of Silverleaf's Audit Committee for a total of eight years, its Compensation Committee for a total of six years, and its Nominating Committee for a total of seven years. From 1980 to 1986, Mr. Francis was a partner in the privately-owned Dallas based firm of Bright & Co., which owned and managed various substantial business investments, including the Dallas Cowboys Football Club, Bright Truck Leasing Corporation, Bright Banc, State Bank and Trust, STM Mortgage Company, Bright Insurance Services, and several affiliated real estate investment and development companies. While with Bright & Co., Mr. Francis served as chairman of its audit committee and as the owner's representative to the Dallas Cowboys Football Club and to Texas Stadium Corporation. He was also chairman of the audit committees of Bright Truck Leasing Corporation and State Bank and Trust. Mr. Francis also served as a director (1983 to 1985) of Dallas Federal Savings, which was then a publicly-held corporation, and was a director and audit committee member (1999 to 2000) of Flashnet Communications, a publicly-held internet service provider, which was acquired by Prodigy Communications in 2000. Between 1995 and 2002, Mr. Francis served as an appointed member of the Texas Public Safety Commission, which oversees the Texas Department of Public Safety. During a portion of his tenure (1997 - 2001), Mr. Francis was also the chairman of the Texas Public Safety Commission. Mr. Francis currently serves on Silverleaf's Audit Committee, Nominating Committee, and Accounts and Acquisitions Committee. Mr. Francis qualifies as an independent director as determined by the Board of Directors under the NASDAQ Marketplace Rules.

Mr. Francis' tenure on our Board, as well as his varied other business and professional experiences, particularly his service on the boards and audit committees of both publicly and privately-owned companies and public commissions gives him valuable understanding and insight into the many accounting, financial reporting and operational issues which the Board must address as a part of its oversight responsibilities.

Herbert B. Hirsch is currently retired. He has served as a Director of Silverleaf for the past nine years, having first been elected in May 2002. He has also served as a member of Silverleaf's Audit Committee and Compensation Committee for a total of nine years and its Nominating Committee for a total of seven years. Mr. Hirsch has served as the Board's Audit Committee Financial Expert since August 2009. Mr. Hirsch spent much of his professional business career in various positions of increasing responsibility involving the financing and operation of timeshare resorts. Mr. Hirsch has twenty-five years experience in commercial lending within several industry groups, including the timeshare industry. He also served for fourteen years as the Chief Financial Officer of a publicly-held timeshare company. Mr. Hirsch currently serves on Silverleaf's Audit Committee, Compensation Committee and Nominating Committee. Mr. Hirsch qualifies as an independent director as determined by the Board of Directors under the NASDAQ Marketplace Rules.

Mr. Hirsch's extensive background in commercial lending and his specific expertise in the operational, accounting and financial reporting aspects of the timeshare industry materially adds to the Board's understanding of the Company's financial statements, sales and marketing operations, and its relationships with its institutional lenders.

Michael A. Jenkins is the founder, owner and President of Leisure and Recreation Concepts, Inc., a Dallas-based firm which has to date provided consulting services in connection with the planning, management, and design of over 1,050 theme parks, resorts, retail areas, and major attractions worldwide. He is also President and Managing Director of Dallas Summer Musicals, Inc., which is a leading U.S. nonprofit theater company. Mr. Jenkins previously served as a Director of Silverleaf and as a member of its Audit and Compensation Committees for a total of five years between 1997 and 2002. In August 2009, Mr. Jenkins was reelected to the Board and as a member of the Audit Committee, the Compensation Committee and the Nominating Committee. He has served on the boards of two other publicly-held companies in the past six years. He served on the boards of Clear Choice Financial, Inc., a debt resolution company, from June 2006 until August 2006 and RG America, Inc., a consulting firm that provides services to address the risk management needs for companies' real estate assets, from 2004 until 2007. Mr. Jenkins currently serves on Silverleaf's Audit Committee, Compensation Committee and Nominating Committee. Mr. Jenkins qualifies as an independent director as determined by the Board of Directors under the NASDAQ Marketplace Rules.

Mr. Jenkins' broad understanding of and professional leadership in the leisure, recreation, and live entertainment industries provides the Board with unique insight into current and emerging U.S. leisure and recreational trends that may impact Silverleaf's marketing, sales, and customer relations practices at its resorts, as well as the type and design of the amenities that it develops and maintains at its resorts for its timeshare owners.

The following table sets forth certain information concerning other officers of the Company as of December 31, 2010.

Name	Age	Position

Robert G. Levy	62	Senior Executive Vice President — Resort Operations
Herman Jay Hankamer	71	Senior Vice President – Resort Development
Michael J. Brown	37	Vice President - Resort Development
Michael G. Hall	37	Vice President - Resort Operations
Darla K. Cordova	46	Vice President – Sales Administration
Barbara L. Lewis	46	Vice President – Corporate Operations
Michael P. Lowrey	52	Vice President – Call Center Operations
Phillip B. Davis	40	Vice President – Finance
Ginger M. Ford	43	Vice President – Owner Based Marketing
Dean C. Murray	45	Vice President – Marketing Development
Anton C. Pomakov	36	Vice President – Marketing
Jeremy T. Brayfield	31	Vice President – Sales
____________________

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of Silverleaf's equity securities (“Beneficial Owners”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such Beneficial Owners are required by the SEC's regulations to furnish copies of all Section 16(a) reports filed by such persons to us.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from certain Beneficial Owners, all Beneficial Owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2010.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”) that is binding on all our directors, officers and employees. Additionally, the Board has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Executives (“Code of Ethics”) that is applicable to the CEO, CFO and other senior officers directly engaged in the financial reporting process. Copies of both the Code of Conduct and the Code of Ethics are available on our website at www.silverleafresorts.com.

Family Relationships

One member of the immediate family of one of our NEOs was employed by the Company in 2010. Mr. O'Connor's son-in-law was employed as a Sales Director in the sales office of one of our resorts during 2010 and received $308,540 in commissions and bonuses. Mr. O'Connor's son-in-law was compensated based upon the same commission and bonus structure applicable for our other employees serving in similar positions.

Audit Committee Members and Financial Expert

Our Board of Directors has established an Audit Committee, which currently consists of four directors who meet the independence requirements within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and such requirements imposed by the NASDAQ Marketplace Rules. The current members of the Audit Committee are Messrs. Budd, Francis, Hirsch and Jenkins. Our Board of Directors reviewed the background and qualifications of Mr. Hirsch, including his experience in the industry, and determined that Mr. Hirsch, an independent director and audit committee member since 2002, was qualified as an "Audit Committee Financial Expert" within the meaning of Item 407(d)(5) of Regulation S-K. Based on such, he was appointed and agreed to accept the designation as the Audit Committee Financial Expert in August 2009. Mr. Hirsch has held a number of executive positions involving the financing of timeshare operations and financial reporting for timeshare companies.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Participation by Management in Compensation Decisions

The Compensation Committee of the Board of Directors (the "Compensation Committee") currently consists of three directors who are non-employee independent directors within the meaning of Rule 16b-3 of the Exchange Act, to determine compensation for our executive officers and to administer our stock option plans. There are no “interlocks” (as defined by the rules of the SEC) with respect to any members of the Compensation Committee. The Compensation Committee consists of Mr. Jenkins, who chairs the committee, and Messrs. Budd and Hirsch. For the year ended December 31, 2010, all decisions concerning compensation of executive officers and administration of our stock option plans were made by the Compensation Committee based upon recommendations made by our CEO. Additionally, the Compensation Committee reviews and makes recommendations to our Board of Directors for the approval of all material employee benefit plans, benefit and compensation structures for directors, and oversees the criteria for performance-based compensation. In acting upon these matters, the Compensation Committee considers, among other information, recommendations from our CEO. A copy of the Compensation Committee Charter is posted on our website.

Compensation Discussion and Analysis

Overview

The Compensation Committee seeks to achieve the following objectives with our executive compensation structure:

•
Attract, motivate, and retain qualified individuals having the skills, experience and leadership necessary to manage our present and future business in a manner consistent with the interests of our shareholders

•	Recognize individual merit

•	Maintain and increase shareholder value and promote the attainment of our significant business objectives

•	Promote a performance-based environment

•	Cultivate in the executives a long-term team approach that aligns their interests with the interests of our shareholders

Our executive compensation structure is designed to reward executives for the following:

•	Exemplary performance that contributes to our growth

•	Increase in shareholder value

•	Experience and knowledge in our industry

•	Length of service with us

Executive Compensation Components

Our executive compensation structure consists primarily of (i) base annual salary, (ii) discretionary bonuses recognizing individual merit, (iii) equity incentives in the form of stock option awards that have been granted under our stock option plans, and (iv) health and welfare benefits in the form of paid health insurance, paid vacation and sick leave and other benefits as approved by the Compensation Committee.

The following discussion outlines the compensation structure for the executive officers as a group and specifically for those officers who, in 2010, were our CEO, CFO and the three other most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEOs”).

In 2008, the Compensation Committee, through Silverleaf, retained Hay Group, a nationally-recognized executive compensation consulting firm, to review the executive compensation structure of Silverleaf. Hay Group was also retained to advise the Compensation Committee in connection with the adoption of the 2008 Stock Option Plan (the “2008 Plan”) and the establishment of certain criteria which the Compensation Committee considered in determining grants of options under the 2008 Plan. In its review, Hay Group analyzed the compensation we paid to our executive officers as compared to the compensation paid to individuals holding the same position in companies that are comparable to Silverleaf. The Compensation Committee was satisfied with Hay Group's 2008 study and therefore did not find it necessary to perform a new compensation study during 2009 or 2010. Although we did not have a new compensation study performed during 2009 or 2010, we believe the compensation we pay our executive officers remains competitive and is adequate to retain key personnel necessary for the success of our business.

Base Salary. Each of our executives, other than Mr. O'Connor, receives a base salary. Our CEO makes recommendations to the Compensation Committee concerning the amount of the salaries we pay our executive officers. We review individual salaries for our executive officers each year. We strive to set base salaries at levels necessary to attract and retain executive officers with skill and experience needed by us in light of our current and anticipated business activities. Factors considered in setting base salary for our executive officers include the individual's performance, scope of and changes in functional responsibilities, length of employment and other factors which evidence contributions to our long-term growth and profit objectives. During a 2008 study, Hay Group determined that, in general, the base salary of our executive officers (other than Mr. Mead whose compensation was not included in the study) approximated the 70th percentile level of the peer group.

In lieu of a base salary set at an established dollar amount, we compensate our Senior Executive Vice President of Sales on a performance-based compensation structure. We believe that such structure provides incentives for Mr. O'Connor to establish innovative sales and marketing techniques that will provide greater value to Silverleaf through increased sales. The terms of Mr. O'Connor's compensation structure are discussed below.

Discretionary Bonuses. We have not adopted any performance-based incentive bonus programs for our executive officers. Historically, cash bonuses have not constituted a significant portion of our employees' total compensation. Bonuses paid to our executive officers are discretionary and are awarded by the Compensation Committee based upon recommendations made by our CEO. Bonuses are not used as a key motivator to executive management, but are instead awarded to recognize individual merit. Mr. Lahart received a bonus in 2010 based on a specific performance target as discussed below. However, there were no other specific performance targets established in connection with the determination of bonuses awarded in 2010. In the 2008 study, Hay Group determined that, in the aggregate, the total cash compensation, consisting of base salary and cash bonuses, paid to our executive officers approximated the 55th percentile of the peer group.

In 2010, we paid Mr. White a bonus of $50,000 for his efforts in the completion of the 2009 audit. As our CFO during 2010, Mr. White was responsible for the supervision of our accounting personnel directly involved in the audit process with our outside accountants and for the ongoing maintenance and enhancements to our system of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. Mr. White's bonus was a reflection of the Compensation Committee's assessment of the manner in which Mr. White performed his duties during 2009 in very difficult times. In addition, Mr. White was awarded two bonuses of $25,000 each for the key role he played in the due diligence process for the three term securitizations that were executed in 2010 through our newly-formed, wholly-owned and fully consolidated variable interest entities, SF-VII, SF-VIII, and SF-IX.

We paid Mr. Morris bonuses of $325,000 during 2010 upon the execution of the following transactions: (i) the three term securitizations through our newly-formed, wholly-owned and fully consolidated variable interest entities, SF-VII, SF-VIII, and SF-IX; (ii) the amendment and extension of our $75 million consolidated receivables, inventory, and acquisition revolving line of credit; and (iii) the extension of our receivables-based revolving credit facility through SF-IV. Maintaining adequate liquidity is critical to our ability to finance the sale of Vacation Intervals, and Mr. Morris' participation in negotiating and implementing the terms of the arrangements was invaluable in completing the transactions. The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than three years now, thus the Compensation Committee approved the payment of Mr. Morris' bonuses in recognition of his efforts during this challenging time.

In 2010, Mr. Lahart earned a $50,000 bonus for his leadership in managing and reorganizing our call center operations. Our call center operations, along with other marketing strategies, are essential in attracting potential timeshare owners to visit our resorts. Mr. Lahart's involvement and leadership in this area was instrumental in improving the credit quality of our timeshare loans by establishing more stringent guidelines and qualifications for a potential timeshare owner to tour a resort.

Equity Incentive. We have periodically granted stock options to motivate and retain our executive management. The Compensation Committee believes stock options align employees well with shareholders, as the employee benefits only if our stock price appreciates from the grant date through the exercise date. Because the value that may be earned through stock options is dependent upon an increase in our stock price, the Compensation Committee views stock option grants as a critical link between compensation program design and the creation of shareholder value. Each of our NEOs, except for Mr. Mead, has been granted options to purchase shares of our common stock under one or more of our stock option plans. See Item 12 for a table with the outstanding options held by each of our NEOs as of December 31, 2010. All options granted to our executive officers, directors and key employees have option prices equal to the trading price of our stock on the date of grant.

Whenever possible the Compensation Committee awarded incentive stock options to the NEOs as opposed to non-qualified stock options. Incentive stock options offer more favorable tax treatment to the recipient than do non-qualified stock options. See the discussion of the federal income tax consequences below with respect to our stock option plans.

CEO Salary

During 2010, Mr. Mead was compensated based on the terms of his amended and restated employment agreement extended effective January 1, 2010. All of the terms and provisions of the employment agreement remained the same, including Mr. Mead's annual base salary of $925,000. Mr. Mead continues to be entitled to receive additional fringe benefits including the charter-free use of Silverleaf's airplane for personal reasons up to a maximum of 50 hours per year, plus certain paid health insurance benefits and such vacation time, sick leave and other fringe benefits as specified by our Board of Directors for our executive personnel. Although Mr. Mead's employment agreement expired on December 31, 2010, he continues to be employed by Silverleaf as Chairman of the Board, CEO, and President of the Company.

Incentive Compensation Structure for Mr. O'Connor

Mr. O'Connor has been employed by us since 1991. He has directed our field sales, including the design and preparation of training materials, incentive programs and follow-up sales procedures. We have compensated Mr. O'Connor on a percentage of sales during that time. Effective January 1, 2010, we extended Mr. O'Connor's employment agreement for an additional two year term. Pursuant to the terms of Mr. O'Connor's employment agreement, we pay him weekly commissions based on our net sales from timeshare sales, including sampler sales, but the commissions are paid only if we have received a full down payment and the sale has not been canceled as of the date of the payment of the commissions. The commissions paid are subject to chargebacks. We maintain a $2,000 reserve out of Mr. O'Connor's commissions, against which chargebacks are deducted. The reserve is replenished on a regular basis by deducting, to the extent required, ten percent (10%) of the commissions otherwise due Mr. O'Connor.

Mr. O'Connor earns a commission on all sales. The commission rate earned varies based on the type of sale and in some cases on the basis of the average revenue generated per tour group (“APG”). As the APG increases, Mr. O'Connor will be entitled to receive a larger commission. The 2010 rates ranged from 0.35% to 0.8% of sales, which we feel are competitive. For the year ended December 31, 2010, Mr. O'Connor received aggregate commissions of 0.41% of Vacation Interval sales under the percentages in effect during the year. Effective February 2010, Mr. O'Connor's commission structure for outside and off-site sales was revised based on a mutual agreement between Silverleaf and Mr. O'Connor. The commission rates for outside and off-site sales, which had been 0.4% to 0.9% since March 2007, were changed to 0.35% to 0.8%. Any compensation to Mr. O'Connor in 2011 in excess of $1.0 million should be subject to the Section 162(m) limitation of the Internal Revenue Code as discussed below.

Incentive Compensation for Mr. Lahart in 2010

In 2010, Mr. Lahart earned incentive bonuses of $200,000 based on performance targets that were established in early 2010 for the collection of our delinquent notes receivable. Mr. Lahart's involvement and leadership in establishing key strategies for the collection of delinquent notes receivable was paramount to the success of our collections department, which reached preset collection goals during 2010, and contributed directly to the profitability of the Company in a difficult economic environment.

Section 162(m) Limitation

Section 162(m) of the Internal Revenue Code generally limits the corporate income tax deduction for compensation paid or accrued in 2010 to our executive officers that is in excess of $1 million unless such compensation is “performance-based compensation” or qualifies under other exceptions. The compensation earned by our executive officers should be subject to the Section 162(m) limitation. The Compensation Committee may from time to time authorize other awards that will give rise to a loss of deduction under Section 162(m) should it determine that the payment of such compensation is in our best interests.

Summary Compensation Table

The following table sets forth the annual base salary, bonus, option awards, and other annual compensation earned in the three prior fiscal years by our Named Executive Officers.

Name and Principal Position	Year	Salary (a) ($)	Bonus (b) ($)	Option Awards (c) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert E. Mead,	2010	925,000	--	--	--	122,780 (e)	1,047,780
Chairman of the Board, Chief	2009	925,002	27,100 (d)	--	--	136,907 (f)	1,089,009
Executive Officer, and President	2008	895,161	--	--	--	88,508 (g)	983,669

Harry J. White, Jr.,	2010	338,542	100,000	--	--	--	438,542
Chief Financial Officer	2009	325,000	50,000	--	--	--	375,000
	2008	325,000	50,000	208,250	--	--	583,250

David T. O'Connor,	2010	--	--	--	843,519 (h)	55,736 (i)	899,255
Executive Vice President - Sales	2009	--	--	--	1,078,973 (h)	10,178 (j)	1,089,151
	2008	--	--	208,250	1,260,374 (h)	17,488 (k)	1,486,112

Thomas J. Morris,	2010	325,000	325,000	--	--	--	650,000
Executive Vice President -	2009	325,000	100,000	--	--	--	425,000
Capital Markets & Strategic Planning	2008	316,667	100,000	208,250	--	--	624,917

Edward L. Lahart	2010	325,000	50,000	--	200,000 (l)	--	575,000
Chief Operating Officer -	2009	325,000	50,000	--	--	--	375,000
Marketing & Financial Services	2008	325,000	50,000	208,250	--	--	583,250

(a)    The amounts shown are before elective contributions by the NEOs in the form of salary reductions under our Section 125 Flexible Benefit Plan. Such plans are available to all employees, including the NEOs.

(b)    Represents bonuses paid to our NEOs. See "Compensation Discussion & Analysis" for basis of determining bonuses to be paid.

(c)    Represents the total grant date fair value of stock option awards to be recognized for financial reporting purposes over the five-year vesting period, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed during 2008, 2009, and 2010 were determined in accordance with FASB ASC “Compensation - Stock Compensation.” For a discussion of assumptions made in the valuation of option awards, please refer to Note 10, "Equity." There were no grants of plan-based awards made to our NEOs during 2010.

(d)    The Compensation Committee granted Mr. Mead a bonus in 2009 in the form of a transfer of title to a 13.5513 acre tract near Holly Lake Resort and an easement to an adjoining 6.4487 acre tract. The 13.5513 acre tract does not contain any improvements and was not being used by the Company's Holly Lake Resort. The value of $27,100 was based on an appraisal prepared by Kozsuch & Company, an independent real estate appraiser.

(e)    A total of $112,515 represents the personal use of the Company's aircraft during 2010 pursuant to the terms of the employment agreement between the Company and Mr. Mead. This amount is based on the aggregate incremental cost to Silverleaf for Mr. Mead's personal use of the aircraft, which cost includes such items as fuel, maintenance, landing fees, travel expense, on-board catering and communications, labor and miscellaneous supplies. Such fixed costs as pilots' salaries, depreciation of the aircraft, insurance and licensing fees were excluded from the calculation as these costs do not change based on usage. The remaining balance of Mr. Mead's other compensation consists of a gross-up in income to pay the income taxes of $8,075 associated with his personal use of the aircraft, premiums on life insurance and a gross-up in income to pay the income taxes of $570 associated with such premiums, and long distance charges for personal calls. Mr. Mead occasionally used staff for personal business, but the aggregate incremental cost to the Company is valued at $0.00 because the Company did not incur any additional expense for such staff.

(f)    A total of $134,326 represents the personal use of the Company's aircraft during 2009 pursuant to the terms of the employment agreement between the Company and Mr. Mead. Such amount was calculated on the same basis as described in footnote (e)

above. The remaining balance of Mr. Mead's other compensation consists of a gross-up in income to pay the income taxes of $961 associated with the land Mr. Mead received as a bonus in 2009, premiums on life insurance and long distance charges for personal calls. Mr. Mead occasionally used staff for personal business, but the aggregate incremental cost to the Company is valued at $0.00 because the Company did not incur any additional expense for such staff.

(g)    A total of $86,888 represents the personal use of the Company's aircraft during 2008 pursuant to the terms of the employment agreement between the Company and Mr. Mead. Such amount was calculated on the same basis as described in footnote (e) above. The remaining balance of Mr. Mead's other compensation consists of premiums on life insurance and long distance charges for personal calls. Mr. Mead occasionally used staff for personal business, but the aggregate incremental cost to the Company is valued at $0.00 because the Company did not incur any additional expense for such staff.

(h)    Represents the commissions earned by Mr. O'Connor pursuant to the performance-based incentive structure of Mr. O'Connor's compensation plan included in the terms of the employment agreement between Mr. O'Connor and Silverleaf.

(i)    All other compensation for Mr. O'Connor in 2010 consisted of a Company vehicle transferred to Mr. O'Connor based on a blue book value of $26,500, a gross-up in income to pay the income taxes associated with the gift of the Company vehicle in the amount of $9,530, personal use of a Company vehicle, a gross-up in income to pay the income taxes associated with the benefit of the Company vehicle in the amount of $4,082, premiums on life insurance, a gross-up in income to pay the income taxes associated with the benefit of the Company-provided life insurance in the amount of $1,096, personal use of a Company-provided cell phone, and long distance charges for personal calls. Mr. O'Connor occasionally used staff for personal business, but the aggregate incremental cost to the Company is valued at $0.00 because the Company did not incur any additional expense for such staff. Mr. O'Connor also occasionally used a country club membership paid by the Company; however, the aggregate incremental cost to the Company is valued at $0.00 because the Company did not incur any additional expenses and the cost was allocated to another employee as a personal benefit.

(j)    All other compensation for Mr. O'Connor in 2009 consisted of personal use of a Company vehicle, a gross-up in income to pay the income taxes associated with the benefit of the Company vehicle in the amount of $1,571, premiums on life insurance, personal use of a Company-provided cell phone, and long distance charges for personal calls. Mr. O'Connor occasionally used staff for personal business, but the aggregate incremental cost to Silverleaf is valued at $0.00 because we did not incur any additional expense for such staff. Mr. O'Connor also occasionally used a country club membership paid by Silverleaf and such use is valued as described in footnote (i) above.

(k)    All other compensation for Mr. O'Connor in 2008 consisted of personal use of a Company vehicle, a gross-up in income to pay the income taxes associated with the benefit of the Company vehicle in the amount of $3,458, premiums on life insurance, personal use of a Company-provided cell phone, and long distance charges for personal calls. Mr. O'Connor occasionally used staff for personal business, but the aggregate incremental cost to Silverleaf is valued at $0.00 because the Company did not incur any additional expense for such staff. Mr. O'Connor also occasionally used a country club membership paid by Silverleaf and such use is valued as described in footnote (i) above.

(l)    In 2010, Mr. Lahart earned incentive bonuses of $200,000 based on performance targets that were established in early 2010 for the collection of our delinquent notes receivable. Mr. Lahart's involvement and leadership in establishing key strategies for the collection of delinquent notes receivable was paramount to the success of our collections department, which reached preset collection goals during 2010, and contributed directly to the profitability of the Company in a difficult economic environment.

Employment, Noncompetition, and Retention Plan Agreements with NEOs

For the fiscal year ended December 31, 2010, the base salaries and other compensation we paid to each of our NEOs were documented in employment agreements with the executives. We entered into written employment agreements (individually, the “Employment Agreement” or collectively, the “Employment Agreements”) with each of our NEOs pursuant to which each will be employed by us through December 31, 2011, except as discussed below. The Employment Agreements were approved by the Compensation Committee of our Board of Directors. Each of the Employment Agreements provides that for a period of two years following the termination of the NEO's employment with us, he or she will not engage in or carry on, directly or indirectly, any business in competition with us or our affiliates in any county of any state of the United States in which we or our affiliates conduct such business or market the products of such business immediately prior to the effective date of termination. Each of the Employment Agreements also provides that for a period of two years following the termination of employment each NEO will not influence any employee or independent contractor to terminate his relationship with Silverleaf. The Employment Agreements also provide that the NEO may not disclose any of our confidential information at any time.

Mr. Mead's Employment Agreement is discussed above under the section entitled “CEO Salary.” Mr. O'Connor's Employment Agreement is discussed above under the section entitled “Incentive Compensation Structure for Mr. O'Connor.” The Employment Agreements for both Mr. Mead and Mr. O'Connor contain the same restrictive provisions following their respective terminations of employment as contained in the Employment Agreements with our other NEOs.

On December 30, 2010, we adopted a retention plan called the Silverleaf Resorts, Inc. Retention Bonus Plan (the “Retention Plan”) in order to provide an incentive to selected key employees to continue to contribute to the Company through the consummation of a sale transaction involving the Company. Pursuant to the Retention Plan, the Board may allocate to certain eligible employees a percentage of a bonus pool totaling $615,000. Amounts awarded under the Retention Plan will be distributed on the closing date or within 10 business days after the closing date of the proposed merger with Resort Holdings.

An employee is eligible to receive a percentage of the bonus pool under the Retention Plan if (a) he or she is an employee of the Company in good standing on the closing date and throughout the 10 day period during which bonuses are distributed, or (b) his or her employment with the Company was terminated within the 60 day period preceding the closing date either (i) by the Company without cause or (ii) upon his or her death or permanent disability. Additionally, an employee's eligibility to receive a bonus allocation will be determined at our Board's discretion based on certain factors that our Board deems relevant, including, without limitation, the employee's dedication and contribution to the Company, the role that the employee played in facilitating the merger transaction for the benefit of all shareholders, and the demands on the employee's schedule. Because of the discretionary nature of the plan, not all employees meeting the above criteria are expected to receive a bonus allocation under the Retention Plan.

The following NEOs are participants in the Retention Plan, with the following maximum incentive payments payable set forth in the chart below:

Executive	Title	Amount of Retention Bonus
Thomas J. Morris	Executive Vice President	$500,000
Harry J. White, Jr.	Chief Financial Officer	$50,000

The Retention Plan may be amended or terminated at any time by action of the Board.

Change of Control Provisions in NEOs' Employment Agreements

The Employment Agreement with Mr. Mead in force during 2010 required that we pay severance to Mr. Mead if he had been terminated after a "Change of Control" for any reason other than "Good Cause" or if he terminated his employment for "Good Reason" (all of which are defined below). The severance pay would have been equal to two times his annual base compensation plus the amount of any bonuses we paid to him during the calendar year in which the Change of Control occurred. The Employment Agreements with each of our other NEOs contain Change of Control provisions which provide that the NEO will be paid severance pay equal to two times the total cash compensation received by the NEO for the immediately preceding calendar year, including base compensation, commissions, bonuses, and similar cash items, but excluding fringe benefits, vehicle usage and similar non-cash items, if such employee is terminated after a Change of Control for any reason other than good cause or if the NEO terminates his or her employment for good reason.

In each of the Employment Agreements, a "Change of Control" shall mean the occurrence of any of the following events:

•
Individuals who, on the date of the Employment Agreement, constitute the Board of Directors of Silverleaf (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date, whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of Silverleaf in which such person is named as a nominee for director, without written objection to such nomination) shall be an Incumbent Director; provided, however, that no individual initially elected or nominated as a director of Silverleaf as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board shall be deemed to be an Incumbent Director;

•
The consummation of any sale, transfer or other disposition of all or substantially all of the assets of the business of Silverleaf through one transaction or a series of related transactions to one or more persons or entities;

•
Any “Person” (as such term is defined in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), other than Robert E. Mead, is or becomes a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities eligible to vote for the election of the Board;

•
The consummation of a merger, consolidation, reorganization, statutory share exchange or similar form of corporate transaction involving us or any of our subsidiaries that requires the approval of our stockholders, whether for such transaction or the issuance of securities in the transaction; or

•	Our stockholders approve a plan of complete liquidation or dissolution.

“Good Cause” shall be deemed to exist if the Employee willfully:

•	Breaches or habitually neglects the duties that the Employee is required to perform under the terms of the Employment Agreement;

•	Violates reasonable and substantial rules, regulations or policies governing employee performance;

•	Refuses to obey reasonable orders in a manner that amounts to insubordination; or

•	Commits clearly dishonest acts toward Silverleaf.

Good Cause for termination of Employment shall not exist unless the Employee fails to correct the activity alleged to constitute Good Cause within thirty (30) days following written notice from us of such activity and the corrective action reasonably sought by us.

“Good Reason” shall mean the occurrence of any of the following events after a Change of Control which are not cured by us within thirty (30) days of receipt of written notice of the event constituting Good Reason from the Employee:

•	The failure by us to pay Employee the compensation and benefits due Employee under the Employment Agreement;

•	A material diminution in Employee's responsibilities or authority, or a diminution of Employee's title;

•	Employee is required to relocate for purposes of Employee's employment with us;

•	Any material breach of the Employment Agreement by us; or

•	The failure of any successor to all or substantially all of the business and/or assets of Silverleaf to assume the Employment Agreement.

We believe that the Change of Control provisions within the Employment Agreements with our NEOs is essential to provide incentive for our NEOs to remain in our employ during negotiations of a transaction that would result in a Change of Control. Additionally, such provisions provide an economic incentive to an acquiring company to continue to employ our NEOs following the Change of Control. We believe the continued employment of our NEOs is vital to the protection of our employees, customers and shareholders.

Post-Employment Compensation for NEOs

The amount of post-employment compensation that we will be required to pay to the NEOs is determined under the terms of their respective Employment Agreements. The Employment Agreements for the NEOs provide for payment if their employment is terminated after a Change of Control for any reason other than Good Cause or if the NEO terminates his or her employment for Good Reason. The severance pay is payable to the NEO within thirty days of the termination of employment. See “Employment, Noncompetition, and Retention Plan Agreements with NEOs” above for the terms of the Employment Agreements for each NEO.

The following table shows the potential payments upon termination of an NEO's employment under various circumstances assuming a severance date of December 31, 2010:

Name	Type of Payments Upon Separation	Involuntary Termination Without Good Cause or Voluntary Termination With Good Reason Unrelated to a Change in Control ($)	Death ($)	Disability ($)	Voluntary Termination or Termination for Good Cause ($)	Involuntary Termination Without Good Cause or Voluntary Termination With Good Reason After a Change in Control ($)

Robert E. Mead	Compensation: Severance Payments tied to: Base Compensation Bonus Compensation	-- (a) -- (a)	-- (a) -- (a)	-- (a) -- (a)	-- --	1,850,000 (a) -- (a)
	Other Benefits: Life Insurance Benefits	--	250,000 (b)	--	--	--
	Total:	--	250,000	--	--	1,850,000

Harry J. White, Jr.	Compensation: Severance Payments tied to: Base Compensation Bonus Compensation	-- (a) -- (a)	-- (a) -- (a)	-- (a) -- (a)	-- --	677,084 (a) 200,000 (a)
	Other Benefits: Life Insurance Benefits	--	250,000 (b)	--	--	--
	Total:	--	250,000	--	--	877,084

David T. O'Connor	Compensation: Severance Payments tied to: Base Compensation Bonus Compensation	-- (a) -- (a)	-- (a) -- (a)	-- (a) -- (a)	-- --	1,687,038 (a) -- (a)
	Other Benefits: Life Insurance Benefits	--	250,000 (b)	--	--	--
	Total:	--	250,000	--	--	1,687,038

Thomas J. Morris	Compensation: Severance Payments tied to: Base Compensation Bonus Compensation	-- (a) -- (a)	-- (a) -- (a)	-- (a) -- (a)	-- --	650,000 (a) 650,000 (a)
	Other Benefits: Life Insurance Benefits	--	250,000 (b)	--	--	--
	Total:	--	250,000	--	--	1,300,000

Edward L. Lahart	Compensation: Severance Payments tied to: Base Compensation Bonus Compensation	-- (a) -- (a)	-- (a) -- (a)	-- (a) -- (a)	-- --	650,000 (a) 500,000 (a)
	Other Benefits: Life Insurance Benefits	--	250,000 (b)	--	--	--
	Total:	--	250,000	--	--	1,150,000

(a)
The Employment Agreements of each of our NEOs provide that prior to a change in control, the NEO would not have been entitled to any severance compensation in the event of his termination either with or without cause, or in the event of his death or disability, except for life insurance benefits. In any of these events, severance compensation would have been limited to payment of base compensation through the date of separation. After a change in control, each NEO would have been entitled to receive severance compensation equal to two times the total cash compensation received by the NEO for the immediately preceding calendar year, including base compensation, commissions, bonuses, and similar cash items, but excluding fringe benefits, vehicle usage and similar non-cash items, if he had been terminated without Good Cause or if he had terminated his employment for Good Reason.

(b)	Based upon the amount payable under our group life insurance policy which provides for the payment of one times the amount of the executive's annual salary up to a maximum of $250,000.

Outstanding Equity Awards at December 31, 2010

In certain cases, our NEOs have been granted options to purchase our common stock pursuant to more than one stock option agreement approved by the Compensation Committee. The following table shows each of the various options granted to our NEOs under the stock option plans that were outstanding on December 31, 2010. The table also includes the number of shares covered by both exercisable and non-exercisable options at December 31, 2010, the option exercise price, and the date on which each option expires.

	Option Awards
Name	Number of Securities Underlying Unexercised Option Exercisable Unexercisable		Option Exercise Price $	Option Expiration Date

Robert E. Mead	--	--	--	--

Harry J. White, Jr.	70,000	105,000	1.895	August 14, 2018

David T. O'Connor	368,269	--	0.315	August 3, 2013
	70,000	105,000	1.895	August 14, 2018

Thomas J. Morris	267,000	--	1.620	August 16, 2015
	70,000	105,000	1.895	August 14, 2018

Edward L. Lahart	70,000	105,000	1.895	August 14, 2018

None of our NEOs exercised options during 2010.

401(k) Plan

Effective January 1, 1999, we established the Silverleaf Resorts, Inc. 401(k) Plan (the “401(k) Plan”), a qualified defined contribution retirement plan covering employees 21 years of age or older who have completed at least six months of service. The 401(k) Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds which do not include investments in our common stock. Contributions by employees deemed to be “highly compensated” employees under the 401(k) Plan may be limited based on results of annual testing. The employee contributions vest immediately. Other than normal costs of administration, we have no obligation to make any payments under the 401(k) Plan.

Compensation of Directors

We compensate the members of our Board through an annual retainer plus additional fees for service on committees and attendance at board and committee meetings. Each of the independent Directors receives an annual fee of $25,000, payable quarterly, plus $2,000 for each meeting of the Board of Directors attended in person. Each of the Directors who serve on one or more committees of the Board of Directors receives an additional annual fee of $5,000, also payable quarterly, for serving on one committee of the Board of Directors, plus an additional annual fee of $2,500 for each additional committee membership. Each member also receives $500 for each telephonic Board of Directors or committee meeting in which he participates. The independent Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. Officers of Silverleaf who are directors are not paid any directors' fees but are reimbursed for expenses, if any, of attending meetings of the Board of Directors.

The following table shows the amount of compensation paid to each of our independent Directors during 2010.

Name	Fees Earned or Paid in Cash $	All Other Compensation $	Total $

J. Richard Budd	48,500	--	48,500
James B. Francis, Jr.	53,000	--	53,000
Herbert B. Hirsch	53,000	--	53,000
Michael A. Jenkins	52,000	--	52,000

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained herein with management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Form 10-K herein.

By the Compensation Committee,
Michael A. Jenkins, Chairman
J. Richard Budd
Herbert B. Hirsch

Audit Committee Report

Our management has the primary responsibility for the financial statements and the reporting process, including our system of internal controls. Our independent registered public accountants are responsible for performing an audit of our consolidated financial statements in accordance with generally accepted auditing standards and expressing an opinion on the conformity of our audited consolidated financial statements with generally accepted accounting principles. Our Audit Committee's responsibility is to monitor and oversee these processes in accordance with the Audit Committee Charter.

In fulfilling its oversight responsibilities, our Audit Committee has performed the following activities:

•	Reviewed and discussed with management, and our independent registered public accountants, our audited consolidated financial statements for the year ended December 31, 2010, included herein;

•
Discussed with our independent registered public accountants the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
Received the written disclosures and the letter from our independent registered public accountants required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and has discussed with our independent registered public accountants their independence; and

•	Discussed with our management, internal auditors and independent registered public accountants such other matters and received such assurances from them as our Audit Committee deemed appropriate.

Based upon our Audit Committee's discussions with our management and independent registered public accountants, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K, herein, for the year ending December 31, 2010 for filing with the SEC. In addition, our Audit Committee has appointed BDO USA, LLP as our independent registered public accountants for the year ending December 31, 2011, subject to the ratification of this appointment by our shareholders.

By the Audit Committee,
J. Richard Budd, Chairman
James B. Francis, Jr.
Herbert B. Hirsch
Michael A. Jenkins

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,281,807	$1.24	280,059
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,281,807	$1.24	280,059

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

During 2010, two officers of Silverleaf resigned resulting in the forfeiture of 280,000 incentive stock options. The forfeiture of these incentive stock options did not have a material impact on stock-based compensation recognized in 2010. These forfeited incentive stock options are now available to be reissued.

Issuer Purchases of Equity Securities

During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 378,291 treasury shares during the year ended December 31, 2010. As of December 31, 2010, approximately 1.6 million shares remain available for repurchase under this program. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher as our Board's Financial Advisor. The stock repurchase program will remain suspended until the merger is either consummated or terminated under the terms of the merger agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock on March 16, 2011 by (i) each current director and our NEOs, (ii) all our directors and executive officers as a group, and (iii) those persons we know to be the Beneficial Owners of five percent or more of the outstanding shares. Unless otherwise indicated, the address for each beneficial owner in the table shall be 1221 River Bend Drive, Suite 120, Dallas, Texas 75247.

Name of Beneficial Owner (a)	Position	Shares Beneficially Owned	Percent of Class (b)

Robert E. Mead	Chairman, Chief Executive Officer and President	9,349,417	24.52%
David T. O'Connor (c)	Senior Executive Vice President - Sales	438,269	1.14%
Harry J. White, Jr. (d)	Chief Financial Officer	508,622	1.33%
Thomas J. Morris (e)	Executive Vice President - Capital Markets and Strategic Planning	337,000	*
Edward L. Lahart (f)	Chief Operating Officer - Marketing and Financial Services	438,419	1.15%
J. Richard Budd (g)(h)	Director	274,367	*
James B. Francis, Jr. (i)(j)	Director	152,500	*
Herbert B. Hirsch (k)(l)	Director	152,500	*
Michael A. Jenkins (m)(n)	Director	19,750	*
All Directors and Executive Officers as a Group (o)		12,259,573	30.81%
Bradford T. Whitmore and Grace Brothers, Ltd. (p)		7,535,962	19.76%
__________

*    Less than 1%.

(a)    Except as otherwise indicated, each beneficial owner has the sole power to vote and to dispose of all shares of our common stock owned by such beneficial owner.

(b)    Pursuant to the rules of the SEC, in calculating percentage ownership, each person is deemed to beneficially own the shares subject to options exercisable within sixty days, but shares subject to options owned by others (even if exercisable within sixty days) are not deemed to be outstanding shares. In calculating the percentage ownership of the directors and executive officers as a group, the shares subject to options exercisable by directors and executive officers within sixty days are included within the number of shares beneficially owned.

(c)    Includes options to purchase 438,269 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(d)    Includes options to purchase 70,000 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(e)    Includes options to purchase 337,000 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(f)    Includes options to purchase 70,000 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(g)    Includes options to purchase 152,500 shares of our common stock, which options are exercisable within 60 days of March 16, 2011, and 61,867 shares of our common stock held in a testamentary trust for the benefit of Mr. Budd's wife and for which his wife serves as trustee. Mr. Budd disclaims beneficial interest of the shares held in the trust.

(h)    The address of such person is 58 Piping Rock Road, Locust Valley, New York 11560.

(i)    Includes options to purchase 37,500 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(j)    The address of such person is 2501 N. Harwood, Suite 1201, Dallas, Texas 75201.

(k)    Includes options to purchase 37,500 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(l)    The address of such person is 64 Hurdle Fence Drive, Avon, Connecticut 06001.

(m)    Includes options to purchase 18,750 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(n)    The address of such person is 2151 Ft. Worth Avenue, Dallas, Texas 75211.

(o)    Includes options to purchase 1,649,788 shares of our common stock, which options are exercisable within 60 days of March 16, 2011.

(p)    This information is based upon information provided by Mr. Bradford T. Whitmore (“Whitmore”) on Form 4 filed by Whitmore with the SEC on December 3, 2009. Whitmore directly owns 1,417,137 shares of our common stock, and Grace Brothers, Ltd. (“Grace”) owns 6,118,825 shares of our common stock. Whitmore and Spurgeon Corporation (“Spurgeon”) are the general partners of Grace. As general partners of Grace, Whitmore and Spurgeon may be deemed Beneficial Owners of such shares, although they disclaim beneficial ownership. The address for Mr. Whitmore and Grace is 1560 Sherman Avenue, Suite 900, Evanston, Illinois 60201.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions

Our Board of Directors has recognized that transactions between us and certain related persons present a heightened risk of conflicts of interest as well as disclosure obligations for certain related party transactions. In order to ensure that we act in the best interests of our shareholders, our Board has adopted a written policy for the review and approval of any Related Party Transaction (as defined below). It is our policy not to enter into any Related Party Transaction unless the Audit Committee (or in instances in which it is not practicable to wait until the next Audit Committee meeting, the Chair of the Audit Committee) approves the transaction or the transaction is approved or ratified by a majority of our disinterested directors. In reviewing a proposed transaction, the Audit Committee must (i) satisfy itself that it has been fully informed as to the Related Party's relationship and interest and as to the material facts of the proposed transaction, and (ii) consider all of the relevant facts and circumstances available to the Committee. After its review, the Audit Committee will only approve or ratify transactions that are fair to us and not inconsistent with the best interests of us and our shareholders.

As set forth in the policy, a “Related Party Transaction” is a transaction or series of related transactions involving a Related Party that had, has, or will have a direct or indirect material interest and in which we are a participant, other than:

•	a transaction with a Related Party involving less than $120,000;

•	a transaction involving compensation of directors otherwise approved by the Board or an authorized committee of the Board;

•
a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or other benefit agreement with an executive officer otherwise approved by the Board or an authorized committee of the Board;

•	a transaction available to all employees generally or to all salaried employees generally; or

•
a transaction in which the interest of the Related Party arises solely from the ownership of a class of the Company's equity securities and all holders of that class receive the same benefit on a pro rata basis.

For purposes of this definition, Related Party includes (i) an executive officer or director of Silverleaf, (ii) a nominee for director of Silverleaf, (iii) a 5% shareholder of Silverleaf, (iv) an individual who is an immediate family member of an executive officer, director, nominee for director or 5% shareholder of Silverleaf, or (v) an entity that is owned or controlled by any person listed in (i), (ii), (iii) or (iv) above or in which any such person serves as an executive officer or general partner or, together with all other persons specified in (i), (ii), (iii) or (iv) above, owns 5% or more of the equity interests thereof.

Director Independence. The Board of Directors has determined that Mr. Budd, Mr. Hirsch, Mr. Francis, and Mr. Jenkins are “independent” for purposes of Rule 4200 of the NASDAQ Marketplace Rules, and, therefore, a majority of the Board of Directors is independent as so defined. The Board of Directors based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with the individual directors. The foregoing independence determination also included the conclusion of the Board of Directors that each of the members of the Audit Committee is independent for purposes of Audit Committee membership under Rule 5605 of the NASDAQ Marketplace Rules and additional independence requirements under SEC Rule 10A-3(b). In addition, each member of the Compensation Committee and the Nominating Committee is independent in accordance with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by BDO USA, LLP ("BDO") for the audit of our consolidated financial statements, audit-related services, tax services and all other services in 2009 and 2010.

FEES PAID TO BDO USA, LLP

Fees	2009		2010
Audit Fees	$458,000		$401,498
Audit-Related Fees	111,300	(a)	90,000	(b)
Tax Fees	--		--
Other Fees	--		--
Total Fees	$569,300		$491,498

(a)
For assurance and related services that were reasonably related to the performance and review of our financial statements by BDO and not already reported under Audit Fees above. These fees related to a review of (i) the controls related to the servicing of the customer notes receivable pledged as collateral under the loan agreements of our securitization subsidiaries and our qualified special purpose entity; and (ii) our responses to the SEC's comments concerning our 2008 Form 10-K.

(b)
For assurance and related services that were reasonably related to the performance and review of our financial statements by BDO and not already reported under Audit Fees above. These fees related to a review of the controls related to the servicing of the customer notes receivable pledged as collateral under the loan agreements of our securitization subsidiaries, SF-IV, SF-VI, and SF-VII.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. The Audit Committee approved the audit and audit-related services performed by BDO in 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit Number		Description

2.1	—
Agreement and Plan of Merger dated February 3, 2011 among the Registrant, SL Resort Holdings Inc., and Resort Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed February 9, 2011).

2.2	—
Limited Guarantee dated February 3, 2011 by Cerberus Series Four Holdings, LLC, in favor of Silverleaf Resorts, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K filed February 9, 2011).

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

4.3	—
Indenture dated June 30, 2009 by and among the Registrant, the Subsidiary Guarantors, and Wells Fargo Bank, National Association for the Registrant’s 10% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 30, 2009).

4.4	—
Note Modification Agreement dated November 10, 2010 by and between Grace Brothers, Ltd., Bradford Whitmore and Silverleaf Resorts, Inc. for the Registrant's 10% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2010).

9.1	—	Voting Trust Agreement dated November 1, 1999 between Robert E. Mead and Judith F. Mead (incorporated by reference to Exhibit 9.1 of the Registrant’s Form 10-K for the year ended December 31, 1999).
9.2	—
Voting Trust Agreement dated February 3, 2011 by and among SL Resort Holdings Inc., Resort Merger Sub Inc., and Robert E. Mead, in his individual capacity and as trustee of the voting trust created under the Voting Agreement, dated November 1, 1999, between Robert E. Mead and Judith Mead (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on February 9, 2011).

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

10.11	—	2003 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.55 to Registrant's Form 10-K for year ended December 31, 2003).

10.12	—	2008 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 31, 2008).
10.13	—
Form of Services Agreements dated as of March 8, 2005 between the Registrant and the Purchasers of the water utilities and waste water facilities at the Registrant’s resorts in Texas, Missouri and Illinois (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on March 16, 2005).

10.14	—
Receivables Loan and Security Agreement between the Registrant and CapitalSource Finance LLC dated as of April 29, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on May 5, 2005).

10.15	—
First Amendment to Receivables Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Registrant’s Exhibit 10.7 to Form 10-Q for the period ended March 31, 2006).

10.16	—
Third Amendment to Receivables Loan and Security Agreement dated as of April 1, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 7, 2008).

10.17	—
Fourth Amendment to Receivables Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 11, 2008).

10.18	—
Fifth Amendment to Receivables Loan and Security Agreement dated as of April 6, 2010 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q filed on May 7, 2010).

10.19	—
Amended and Restated Inventory Loan and Security Agreement dated as of April 28, 2006 between CapitalSource Finance LLC and the Registrant (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the period ended March 31, 2006).

10.20	—
First Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of June 4, 2008 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 11, 2008).

10.21	—
Second Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of April 6, 2010 between the Registrant and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 7, 2010).

10.22	—
Second Amended and Restated Inventory Loan and Security Agreement dated as of December 22, 2010 between the Registrant and CapitalSource Bank, a California industrial bank, as successor in interest to CapitalSource Finance LLC (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on December 29, 2010).

10.23	—
Loan and Security Agreement--Receivables between the Registrant and Well Fargo Foothill, Inc. dated as of December 16, 2005 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on December 23, 2005).

10.24	—
First Amendment to Loan and Security Agreement-Receivables dated as of October 6, 2006, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on October 6, 2006).

10.25	—
Letter Modification Agreement to Loan and Security Agreement-Receivables dated as of March 1, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.62 to Registrant’s Form 10-K for year ended December 31, 2006).

10.26	—
Second Amendment to Loan and Security Agreement-Receivables dated June 4, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on June 10, 2008).

10.27	—
Third Amendment to Loan and Security Agreement – Receivables dated as of September 18, 2008 between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 23, 2008).

10.28	—
Indenture dated as of March 2, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 8, 2006).

10.29	—
First Supplement to Indenture dated as of December 22, 2006 by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2006).

10.30	—
Second Supplement to Indenture dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.31	—
Third Supplement to Indenture dated as of February 12, 2010, by and among Silverleaf Finance IV, LLC, UBS Real Estate Securities Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 17, 2010).

10.32	—
Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 between the Registrant, Silverleaf Finance IV, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2006).

10.33	—
First Amendment to Amended and Restated Sale and Servicing Agreement dated as of September 12, 2007, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

10.34	—
Second Amendment to Amended and Restated Sale and Servicing Agreement dated as of February 12, 2010, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on February 17, 2010).

10.35	—
Third Amendment to Amended and Restated Sale and Servicing Agreement dated as of August 6, 2010, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2010).

10.36	—
Fourth Amendment to Amended and Restated Sale and Servicing Agreement dated as of February 28, 2011, by and among Silverleaf Finance IV, LLC, Silverleaf Resorts, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 4, 2011).

10.37	—
Annex A Amended and Restated Defined Terms to Indenture and Amended and Restated Sale and Servicing Agreement dated as of December 22, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2006).

10.38	—	Loan Sale Agreement dated as of June 1, 2010 between Silverleaf Resorts, Inc., Silverleaf Finance IV, LLC, and Silverleaf Finance VII,
10.39	—
Consolidated, Amended and Restated Loan and Security Agreement dated as of February 21, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for the year ended December 31, 2006).

10.40	—
Amendment to Consolidated, Amended and Restated Loan and Security Agreement dated October 31, 2007 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.59 to Registrant’s Form 10-K for the year ended December 31, 2007).

10.41	—
Second Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of May 20, 2008 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on June 10, 2008).

10.42	—
Third Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of May 8, 2009 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on May 11, 2009).

10.43	—
Fourth Amendment to Consolidated, Amended and Restated Loan and Security Agreement and Loan Documents dated as of October 27, 2010 between the Registrant and Textron Financial Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 2, 2010).

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

10.46	—	First Amendment to Loan and Security Agreement dated as of July 2, 2008 between the Registrant and Liberty Bank (incorporated by reference to Registrant’s Form 8-K filed on July 8, 2008).
10.47	—
Second Amendment to Loan and Security Agreement dated as of June 1, 2010 between the Registrant and Liberty Bank as Agent for itself and other Lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 14, 2010).

10.48	—
Third Amendment to Loan and Security Agreement dated as of June 9, 2010 between the Registrant and Liberty Bank as Agent for itself and other Lenders (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 14, 2010).

10.49	—
Indenture dated as of June 1, 2008 between the Registrant, Silverleaf Finance VI, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 10, 2008).

10.50	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 10, 2008).
10.51	—	Transfer Agreement dated as of June 1, 2008 between the Registrant and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 10, 2008).
10.52	—
Loan Sale Agreement dated as of June 1, 2008 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance VI, LLC (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 10, 2008).

10.53	—	Amended and Restated Employment Agreement dated March 4, 2008 between the Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 1, 2008).
10.54	—
Extension of Amended and Restated Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Robert E. Mead (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 5, 2010).

10.55	—
Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Harry J. White, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 5, 2010).

10.56	—	Employment Agreement dated March 8, 2007 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 12, 2007).
10.57	—
Extension of Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and David T. O’Connor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on March 5, 2010).

10.58	—	Amended and Restated Employment Agreement dated March 4, 2008 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 1, 2008).
10.59	—
Extension of Amended and Restated Employment Agreement dated to be effective as of January 1, 2010 between the Registrant and Thomas J. Morris (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on March 5, 2010).

10.60	—	Letter Extension Agreement to First Amendment to Amended and Restated Inventory Loan and Security Agreement dated as of February 4, 2010, between the Registrant and CapitalSource Finance LLC.
10.61	—
Indenture dated as of June 1, 2010 between the Registrant, Silverleaf Finance VII, LLC, and Wells Fargo Bank, National Bank Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 10, 2010).

10.62	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 10, 2010).
10.63	—	Transfer Agreement dated as of June 1, 2010 between the Registrant and Silverleaf Finance VII, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 10, 2010).
10.64	—
Loan Sale Agreement dated as of June 1, 2010 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance VII, LLC (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on June 10, 2010).

10.65	—
Indenture dated as of December 27, 2010 between the Registrant, Silverleaf Finance VIII, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 29, 2010).

10.66	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on December 29, 2010).
10.67	—
Transfer Agreement dated as of December 27, 2010 between the Registrant and Silverleaf Finance VIII, LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on December 29, 2010).

10.68	—
Loan Sale Agreement dated as of December 27, 2010 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance VIII, LLC (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on December 29, 2010).

10.69	—
Indenture dated as of December 27, 2010 between the Registrant, Silverleaf Finance IX, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on December 29, 2010).

10.70	—	Standard Definitions to Indenture (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on December 29, 2010).
10.71	—	Transfer Agreement dated as of December 27, 2010 between the Registrant and Silverleaf Finance IX, LLC (incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed on December 29, 2010).
10.72	—
Loan Sale Agreement dated as of December 27, 2010 between the Registrant, Silverleaf Finance IV, LLC, and Silverleaf Finance IX, LLC (incorporated by reference to Exhibit 10.8 to Registrant’s Form 8-K filed on December 29, 2010).

10.73	—
Guaranty Agreement dated as of December 27, 2010 between the Registrant, Silverleaf Finance IX, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-K filed on December 29, 2010).

*12.1	—	Computation of Ratio of Earnings to Fixed Charges.
14.1	—	Code of Ethics adopted by the Registrant on December 16, 2003 (incorporated by reference to Exhibit 14.1 to Registrant's Form 10-K for year ended December 31, 2003).
*21.1	—	Subsidiaries of Silverleaf Resorts, Inc.
*23.1	—	Consent of BDO USA, LLP.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Dallas, State of Texas, on March 16, 2011.

SILVERLEAF RESORTS, INC.

By:	/s/ ROBERT E. MEAD
Name:	Robert E. Mead
Title:	Chairman of the Board,
Chief Executive Officer,
and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MEAD	Chairman of the Board, Chief	March 16, 2011
Robert E. Mead	Executive Officer, and President
(Principal Executive Officer)

/s/ HARRY J. WHITE, JR.	Chief Financial Officer	March 16, 2011
Harry J. White, Jr.

/s/ J. RICHARD BUDD	Director	March 16, 2011
J. Richard Budd

/s/ JAMES B. FRANCIS, JR.	Director	March 16, 2011
James B. Francis, Jr.

/s/ HERBERT B. HIRSCH	Director	March 16, 2011
Herbert B. Hirsch

/s/ MICHAEL A. JENKINS	Director	March 16, 2011
Michael A. Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Silverleaf Resorts, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Silverleaf Resorts, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverleaf Resorts, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 16, 2011

SILVERLEAF RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
ASSETS	2009	2010

Cash and cash equivalents (including from VIEs of $11 and $10, respectively)	$13,905	$11,805
Restricted cash (including from VIEs of $18,903 and $29,578, respectively)	20,668	31,327
Notes receivable, net of allowance for uncollectible notes of $94,585 and $91,731, respectively (including from VIEs of $204,813 and $275,953, net of allowance, respectively)	354,659	362,738
Accrued interest receivable (including from VIEs of $2,427 and $3,398, respectively)	4,686	4,480
Amounts due from affiliates, net (including due to VIEs of $192 and $182, respectively)	1,587	10,707
Inventories	196,010	178,366
Land, equipment, buildings, and leasehold improvements, net	51,117	46,966
Prepaid and other assets (including from VIEs of $9,420 and $10,315, respectively)	23,856	33,757

TOTAL ASSETS	$666,488	$680,146

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses (including from VIEs of $22 and $21, respectively)	$8,527	$9,875
Accrued interest payable (including from VIEs of $813 and $1,073, respectively)	2,264	2,062
Unearned samplers	6,501	6,967
Income taxes payable	706	1,012
Deferred income taxes	35,342	37,715
Notes payable and capital lease obligations (including from VIEs of $191,395 and $293,517, respectively)	395,017	408,891
Senior subordinated notes	17,956	7,682

Total Liabilities	466,313	474,204

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and outstanding at December 31, 2009 and 38,146,943 shares issued and 37,768,652 shares outstanding at December 31, 2010	381	381
Additional paid-in capital	113,447	113,866
Retained earnings	86,347	92,122
Treasury stock, at cost, none at December 31, 2009 and 378,291 shares at December 31, 2010	—	(427)

Total Shareholders' Equity	200,175	205,942

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$666,488	$680,146

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2009	2010
Revenues:
Vacation Interval sales	$256,300	$240,961	$206,275
Estimated uncollectible revenue	(63,051)	(80,322)	(58,479)
Net sales	193,249	160,639	147,796

Interest income	61,077	64,834	68,731
Management fee income	3,121	3,721	2,521
Other income	6,515	7,621	6,963
Total revenues	263,962	236,815	226,011

Costs and Operating Expenses:
Cost of Vacation Interval sales	24,903	22,161	18,944
Sales and marketing	135,059	125,800	113,504
Operating, general and administrative	41,154	44,513	41,963
Depreciation	4,929	6,224	6,478
Interest expense and lender fees:
Related to receivables-based credit facilities	22,213	21,864	28,747
Related to other indebtedness	6,341	7,191	7,338
Total costs and operating expenses	234,599	227,753	216,974

Income before provision for income taxes	29,363	9,062	9,037
Provision for income taxes	11,437	3,604	3,262

Net Income	$17,926	$5,458	$5,775

Basic net income per share	$0.47	$0.14	$0.15

Diluted net income per share	$0.46	$0.14	$0.15

Weighted average basic common shares outstanding	38,037,635	38,146,943	37,921,956

Weighted average diluted common shares outstanding	38,897,619	39,017,955	38,803,998

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock
	Number of Shares Issued	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock
					Shares	Cost	Total

January 1, 2008	37,818,154	$378	$112,700	$62,963	—	$—	$176,041

Stock-based compensation	—	—	272	—	—	—	272
Purchases of treasury shares	—	—	—	—	56,211	(108)	(108)
Exercise of stock options	328,789	3	4	—	(56,211)	108	115
Net income	—	—	—	17,926	—	—	17,926

December 31, 2008	38,146,943	381	112,976	80,889	—	—	194,246
		`
Stock-based compensation	—	—	471	—	—	—	471
Net income	—	—	—	5,458	—	—	5,458

December 31, 2009	38,146,943	381	113,447	86,347	—	—	200,175

Stock-based compensation	—	—	419	—	—	—	419
Purchases of treasury shares	—	—	—	—	378,291	(427)	(427)
Net income	—	—	—	5,775	—	—	5,775

December 31, 2010	38,146,943	$381	$113,866	$92,122	378,291	$(427)	$205,942

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2009	2010

OPERATING ACTIVITIES:
Net income	$17,926	$5,458	$5,775
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Estimated uncollectible revenue	63,051	80,322	58,479
Deferred income taxes	4,651	228	2,373
Depreciation	4,929	6,224	6,478
Debt discount amortization	2,180	2,668	3,197
Gain on early extinguishment of debt	(250)	(316)	—
Loss on disposal of property and equipment, net	—	183	94
Gain on sale of water utility assets	—	—	(77)
Stock-based compensation	272	471	419
Cash effect from changes in operating assets and liabilities:
Restricted cash	(1,942)	1,371	15
Notes receivable	(93,450)	(106,471)	(66,558)
Accrued interest receivable	(410)	(532)	206
Investment in special purpose entity	2,407	4,908	—
Amounts due from affiliates	(380)	151	(9,120)
Inventories	(11,130)	(5,692)	15,731
Prepaid and other assets	(1,955)	10,095	(9,892)
Accounts payable and accrued expenses	(7,590)	(4,082)	1,348
Accrued interest payable	(90)	(116)	(202)
Unearned Vacation Interval sales	(296)	—	—
Unearned samplers	(674)	254	466
Income taxes payable	1,160	(1,236)	306
Net cash (used in) provided by operating activities	(21,591)	(6,112)	9,038

INVESTING ACTIVITIES:
Purchases of land, equipment, buildings, and leasehold improvements	(19,523)	(2,223)	(1,980)
Proceeds from sale of water utility assets	—	—	1,990
Net cash (used in) provided by investing activities	(19,523)	(2,223)	10

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	339,430	271,932	503,251
Payments of debt and capital leases	(292,197)	(261,707)	(503,298)
Restricted cash reserved for payments of debt	(7,865)	584	(10,674)
Proceeds from exercise of stock options	115	—	—
Purchases of treasury shares	(108)	—	(427)
Net cash provided by (used in) financing activities	39,375	10,809	(11,148)

Net change in cash and cash equivalents	(1,739)	2,474	(2,100)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,170	11,431	13,905

End of period	$11,431	$13,905	$11,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$22,485	$21,545	$27,151
Income taxes paid	$4,793	$4,895	$1,915
Income tax refund	$1,646	$—	$48

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Land, equipment, buildings, and leasehold improvements acquired under capital leases	$1,072	$—	$441
Inventories acquired through financing	$—	$1,852	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVERLEAF RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2009, and 2010

1. NATURE OF BUSINESS

Silverleaf Resorts, Inc., a Texas Corporation (the “Company,” “Silverleaf,” “we,” or “our”), is in the business of marketing and selling vacation intervals (“Vacation Intervals”). Our principal activities, in this regard, consist of (i) developing and acquiring timeshare resorts; (ii) marketing and selling one-week annual and biennial Vacation Intervals to new owners; (iii) marketing and selling upgrade and additional week Vacation Intervals to existing Silverleaf owners (“Silverleaf Owners”); (iv) providing financing for the purchase of Vacation Intervals; and (v) operating timeshare resorts under management agreements. We have in-house sales, marketing, financing, and property management capabilities and coordinate the operation of our 13 owned resorts (the “Existing Resorts”) and our one hotel property, The Pinnacle Lodge, and the development of any new timeshare resort, including site selection, design, and construction. Sales of Vacation Intervals are marketed to individuals primarily through direct mail and telephone solicitation.

Each Existing Resort has a timeshare owners’ association (a “Club”). Each Club (other than Orlando Breeze) operates through a centralized organization, Silverleaf Club, to manage the Existing Resorts on a collective basis. Orlando Breeze has its own club, (“Orlando Breeze Resort Club”), which operates independently of Silverleaf Club; however, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement. Silverleaf Club has contracted with us to perform the supervisory, management, and maintenance functions at the twelve Existing Resorts that it oversees. All costs of operating these Existing Resorts, including management fees paid to the Company, are to be covered by monthly dues paid by Silverleaf Owners to their respective Clubs as well as income generated by the operation of certain amenities and revenue-producing assets at these Existing Resorts. Subject to availability of funds from the Clubs, we are entitled to a management fee to compensate us for the services provided. We evaluated our relationship with Silverleaf Club and Orlando Breeze Resort Club, collectively, (“the Clubs”) to determine if the amendment to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) “Consolidation of Variable Interest Entities” applies. We concluded that the Clubs possess the majority of the characteristics of not-for-profit entities, and thus continue to qualify for the not-for-profit scope exception in the VIE subsections of the consolidation guidance. Therefore, consolidation of these entities is not required.

In addition to Vacation Interval sales revenues, we generate revenue from interest income derived from operating activities, management fees received from Silverleaf Club, and other sources. All of the operations are directly related to the resort real estate development industry.

Our consolidated financial statements for the years ended December 31, 2008, 2009, and 2010 reflect the operations of the Company and its wholly-owned subsidiaries, Silverleaf Travel, Inc., Awards Verification Center, Inc., Silverleaf Berkshires, Inc., People Really Win Sweepstakes, Inc., Silverleaf Finance II, Inc. (“SF-II”), Silverleaf Finance IV, LLC (“SF-IV”), Silverleaf Finance V, L.P. (“SF-V”), Silverleaf Finance VI, LLC (“SF-VI”), Silverleaf Finance VII, LLC ("SF-VII"), Silverleaf Finance VIII, LLC ("SF-VIII"), and Silverleaf Finance IX, LLC ("SF-IX").  SF-II, SF-IV, SF-V, SF-VI, SF-VII, SF-VIII, and SF-IX are all described in more detail in Note 8. We paid off the loans associated with two of our term securitizations, SF-II and SF-V, in April 2010 and December 2010, respectively. We dissolved SF-II and SF-V simultaneously with the execution of the loan payouts. We did not record a gain or loss as a result of the dissolution of the two variable interest entities ("VIEs").

2. SIGNIFICANT ACCOUNTING POLICIES SUMMARY

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with accounting policies generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission.

Adoption of ASC "Consolidation of Variable Interest Entities" — Effective January 1, 2010, we adopted FASB ASC "Consolidation of Variable Interest Entities," which resulted in enhanced disclosures regarding our VIEs. See parenthetical disclosures on our Consolidated Balance Sheets that show the amounts of consolidated assets and liabilities associated with our VIEs and Note 16.

Use of Estimates — The preparation of these consolidated financial statements requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates include the allowance for uncollectible notes, estimates for income taxes, including the need for a valuation allowance, and the future sales plan and estimated recoveries used to allocate certain costs to inventory phases and cost of sales.

Principles of Consolidation — Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, excluding Silverleaf Finance III, LLC (“SF-III”), our former wholly-owned off-balance-sheet qualified special purpose finance subsidiary, which we dissolved in the fourth quarter of October 2009. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired.  If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. As of December 31, 2010, no sales were deferred related to the percentage-of-completion method.

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

Management fees for services provided to the Clubs are recognized in the period such services are provided if collection is deemed probable.

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

The allowance for uncollectible notes is reduced by actual credit losses experienced. The three types of credit losses are as follows:

•	A full cancellation, whereby a customer is relieved of the note obligation and we recover the underlying inventory;

•	A deemed cancellation, whereby we record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent; and

•	A note receivable reduction that occurs when a customer trades a higher value product for a lower value product or when a portion of a customer’s note obligation is relieved.

Investment in Special Purpose Entity — In 2005, we consummated a securitization transaction with SF-III, which was a qualified special purpose entity (“QSPE”) formed for the purpose of issuing $108.7 million of Timeshare Loan-Backed Notes Series 2005-A (“Series 2005-A Notes”) in a private placement. In connection with this transaction, we sold SF-III $132.8 million in timeshare receivables that were previously pledged as collateral under revolving credit facilities with our senior lenders and Silverleaf Finance I, Inc. (“SF-I”), our former QSPE which was dissolved in 2005. This transaction qualified as a sale for accounting purposes. In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes and paid off the SF-III credit facility. The total payment of $10.2 million consisted of the principal balance of the Series 2005-A Notes, plus accrued and unpaid interest and other fees through October 30, 2009. We dissolved SF-III simultaneously with the execution of the cleanup call. We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our financial statements at fair value. The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we continued to service these timeshare receivables and received fees for our services. As such fees approximated both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

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

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At December 31, 2010, the estimated costs not yet incurred but expected to complete projected amenities was $571,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described above. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets - We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary. We did not recognize any impairments for our long-lived assets in the years ended December 31, 2008, 2009, and 2010.

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

During the years ended December 31, 2008 and 2009, we wrote off predevelopment costs associated with potential land acquisitions of $1.1 million and $2.7 million, respectively. Such costs were recorded in prepaid and other assets and were written off to operating, general and administrative expense. There were no such write-offs during the year ended December 31, 2010.

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

We file U.S. federal income tax returns as well as income tax returns in various states. We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2006, although carryforward attributes that were generated prior to 2006 may still be subject to examination. For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2006. In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2005.

As of December 31, 2010, we had no unrecognized tax benefits, and as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of December 31, 2010, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike. We recognize changes in fair value of our derivatives in earnings based on accounting guidance for these instruments. The amounts recognized for such derivatives for the years ended December 31, 2008, 2009, and 2010 were not significant.

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

Outstanding stock options totaling approximately 3.6 million, 1.3 million, and 1.3 million were dilutive securities that were included in the computation of diluted earnings per share at December 31, 2008, 2009, and 2010, respectively. Outstanding stock options totaling 229,000, 2.3 million, and 2.0 million were not dilutive at December 31, 2008, 2009, and 2010, respectively, because the exercise price for such options exceeded the market price for our common shares.

Stock-Based Compensation — We account for stock-based compensation expense in accordance with FASB ASC “Compensation – Stock Compensation.” We recognize stock-based compensation expense for all stock options granted over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

Stock Repurchase Program — During the first quarter of 2010, our Board of Directors (the "Board") approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We repurchased 378,291 treasury shares during the year ended December 31, 2010. As of December 31, 2010, approximately 1.6 million shares remain available for repurchase under this program. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher & Company Securities, Inc. ("Gleacher") as our Board's financial advisor (its "Financial Advisor"). The stock repurchase program will remain suspended until the merger is either consummated or terminated under the terms of the merger agreement.

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

Consolidation of Variable Interest Entities – We adopted FASB ASC “Amendments to FASB ASC - Consolidation of Variable Interest Entities” on January 1, 2010. This amendment changes the consolidation guidance applicable to variable interest entities. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and therefore required to consolidate the VIE by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, and whether a variable interest in a VIE exists. This accounting standard further requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, whereas such reassessments were previously required only when specific events had occurred. In addition, QSPEs, which were previously exempt from the application of FASB ASC “Consolidation of Variable Interest Entities,” are subject to the provisions of this amendment. The amendment also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this accounting standard on January 1, 2010 did not impact our consolidated financial position, results of operations, and cash flows as we have 100% ownership in our fully-consolidated VIEs (SF-II, SF-IV, SF-V, SF-VI, SF-VII, SF-VIII, and SF-IX). In addition, as noted above, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold to SF-III, our QSPE, effective October 30, 2009, which resulted in the dissolution of SF-III. Lastly, we evaluated our relationship with the Clubs to determine if the amendment to the FASB ASC “Consolidation of Variable Interest Entities” applies. We concluded that the Clubs possess the majority of the characteristics of not-for-profit entities, and thus continue to qualify for the not-for-profit scope exception in the VIE subsections of the consolidation guidance, which did not change with this amendment. Therefore, consolidation of these entities is not required. See the parenthetical disclosures on our consolidated balance sheets regarding the assets and liabilities of our VIEs that are consolidated therein and Note 16 for additional disclosures regarding our VIEs.

Fair Value Measurements and Disclosures – In January 2010, the FASB issued amended guidance to FASB ASC “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The amendment requires an entity to disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values for Level 2 and Level 3 inputs. The updated standard will also require additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. This accounting standard update is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the amended requirements for Level 1 and Level 2 fair value measurements, in the first quarter of 2010, did not impact our consolidated financial position, results of operations, or cash flows as it only amends required disclosures. See additional disclosure regarding the inputs used to determine the fair value of our interest rate cap derivative in Note 13. The adoption of the additional disclosure requirements for Level 3 fair value measurements, effective January 1, 2011, is not expected to impact our consolidated financial position, results of operations, or cash flows, nor will it require additional disclosures, as we no longer have assets or liabilities that fall into the Level 3 fair value hierarchy.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued FASB ASC "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This amendment is generally effective for interim and annual reporting periods ending on or after December 15, 2010. However, certain aspects of the amendment pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the 2011 first quarter. The adoption of this amendment resulted in increased notes receivable disclosures but did not impact our consolidated financial position, results of operations, or cash flows. The adoption of this amendment for the additional disclosures that will be required effective in the first quarter of 2011 will result in increased notes receivable disclosures for our interim periods, but will not impact our consolidated financial position, results of operations, or cash flows.

3. CONCENTRATIONS OF RISK

General - Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, with an outstanding balance of $401.0 million at December 31, 2010, have a fixed-to-floating debt ratio of 73% fixed to 27% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%.

At December 31, 2010, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy the last two years, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. In addition, during the past two years we experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further. Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.6%, 33.3%, and 28.3% for the years ended December 31, 2008, 2009, and 2010, respectively. See Note 4 "Notes Receivable" for a discussion of the higher provision rate in 2009, which resulted primarily from a provision of 52.2% in the third quarter of 2009. If default rates for our borrowers were to continue to rise, it may require an increase in our estimated uncollectible revenue. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 27% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have remained fairly constant the last two years, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

Our variable funding note (“VFN”) with SF-IV acts as an interest rate hedge to partially offset potential increases in interest rates, since it contains a provision for an interest rate cap. The principal balance of the SF-IV line of credit was $0 at December 31, 2010. In February 2011, the revolving period of such VFN was extended for 90 days, from February 12, 2011 to May 12, 2011, as discussed in Note 18, "Subsequent Events."

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

4. NOTES RECEIVABLE

Silverleaf has only one class of financing receivables - loans to purchasers of our Vacation Intervals, in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The weighted average yield on outstanding notes receivable was 16.8% and 16.7% at December 31, 2009 and 2010, respectively, with individual rates ranging from 0% to 17.5%.  As of December 31, 2010, $4.7 million of timeshare notes receivable have interest rates below 10%.  In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.1 million at both December 31, 2009 and 2010, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted.

The aging of our gross notes receivable is as follows as of December 31, 2009 and 2010 (in thousands):

	2009		2010
	Principal	Percentage	Principal	Percentage

Current	$421,108	93.7%	$433,279	95.3%
31 to 60 days past due	19,828	4.4%	14,542	3.2%
61 to 90 days past due	8,471	1.9%	6,772	1.5%
Greater than 90 days	—	0%	—	0%
Balance, end of period	$449,407	100.0%	$454,593	100.0%

Once a note becomes 90 days delinquent, the accrual of interest income ceases until collection is deemed probable. We ceased accruing interest on $59.9 million and $54.7 million of notes receivable as of December 31, 2009 and 2010, respectively, as collection of interest on such notes was deemed improbable. An additional $57.6 million of notes receivable, of which $45.5 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

The activity in gross notes receivable is as follows for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010

Balance, beginning of period	$359,035	$397,002	$449,407
Sales	183,371	197,852	157,737
Collections	(89,921)	(83,014)	(91,218)
Receivables charged off, gross	(55,483)	(62,433)	(61,333)
Balance, end of period	$397,002	$449,407	$454,593

We provide for estimated Vacation Interval defaults at the time the Vacation Interval revenue is recorded as a reduction to Vacation Interval sales. The estimated uncollectible revenue represents gross losses for newly originated Vacation Interval sales. Estimated inventory recoveries are a component of the relative sales value method in determining cost of sales.

The activity in the allowance for uncollectible notes is as follows for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010

Balance, beginning of period	$69,128	$76,696	$94,585
Estimated uncollectible revenue	63,051	80,322	58,479
Receivables charged off, gross	(55,483)	(62,433)	(61,333)
Balance, end of period	$76,696	$94,585	$91,731

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales decreased from 33.3% for 2009 to 28.3% for 2010. The ratio was substantially higher in the third quarter of 2009 as cancellations during the first nine months of 2009, and most notably during the third quarter of 2009, exceeded cancellations projected under our static-pool analysis of our notes receivable portfolio, which tracks uncollectible notes for each year's sales over the lives of the notes. Considering an increase in future cancels beyond that previously estimated, we increased our allowance for uncollectible notes by $18.5 million in the third quarter of 2009 above the 25.9% provision rate we had estimated in the second quarter of 2009. The allowance for uncollectible notes as a percentage of gross notes receivable was 21.0% and 20.2% as of December 31, 2009 and 2010, respectively.

Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers' failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes is adjusted based upon a periodic static-pool analysis of the notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes. We use various mass marketing techniques, thus a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. As a result, the primary credit quality indicator we use to calculate the allowance for uncollectible accounts for our Vacation Interval notes receivable is the customer's credit score (FICO® scores). Other factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, and current economic factors. The weighted average FICO® score for Vacation Interval sales financed during the years ended December 31, 2009 and 2010 was 687 and 683, respectively. The weighted average FICO® score of our loan portfolio as of December 31, 2009 and 2010 was 659 and 660, respectively.

Our notes receivable portfolio by FICO® score band is as follows as of December 31, 2009 and 2010 (in thousands):

	2009		2010
FICO® Score Band	Principal	Percentage	Principal	Percentage

600 and below, including no score	$104,007	23.1%	$107,252	23.6%
601 to 700	217,500	48.4%	216,156	47.5%
701 and above	127,900	28.5%	131,185	28.9%
Totals	$449,407	100.0%	$454,593	100.0%

We believe our notes receivable are adequately reserved at this time, however, we will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful, that defaults have stabilized, or that defaults will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Notes receivable are scheduled to mature as follows at December 31, 2010 (in thousands):

2011	$57,482
2012	54,968
2013	60,597
2014	64,224
2015	65,017
Thereafter	152,305
Notes receivable, gross	454,593
Less allowance for uncollectible notes	(91,731)
Less discount on notes receivable	(124)
Notes receivable, net	$362,738

There were no notes sold with recourse during the years ended December 31, 2008, 2009, and 2010.

In October 2009, we exercised a cleanup call on the balance of the Series 2005-A Notes previously sold by SF-III, our former wholly-owned off-balance-sheet qualified special purpose finance subsidiary, and paid off the SF-III credit facility. We dissolved SF-III simultaneously with the execution of this transaction. We did not record a gain or loss as a result of the dissolution as our investment in SF-III was carried on our financial statements at fair value. The Series 2005-A Notes were secured by timeshare receivables we sold to SF-III, without recourse, except for breaches of certain representations and warranties at the time of sale. Pursuant to the terms of an agreement, we serviced these timeshare receivables and received fees for our services equal to 1.75% of eligible timeshare receivables held by the facility. Such fees were $491,000 and $239,000 for the years ended December 31, 2008 and 2009, respectively. As such fees approximated both our internal cost of servicing such timeshare receivables and fees a third party would charge to service such receivables, the related servicing asset or liability was estimated to be insignificant.

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

Except for the repurchase of notes that failed to meet initial eligibility requirements, we were not obligated to repurchase defaulted or any other contracts sold to SF-III. As the servicer of notes receivable sold to SF-III, we were obligated to foreclose upon Vacation Intervals securing defaulted note receivables. Although we were not obligated, we could purchase foreclosed Vacation Intervals for net fair market value, which could not be less than fifteen percent of the original acquisition price that the customer paid for the Vacation Interval. For the years ended December 31, 2008 and 2009, we paid $639,000 and $1.1 million, respectively, to repurchase the Vacation Intervals securing defaulted contracts to facilitate the re-marketing of those Vacation Intervals.

In the event cash flows from the notes receivable held by SF-III were sufficient to pay all debt service obligations, fees, and expenses, we received distributions from SF-III. Such distributions were $3.6 million and $3.4 million during the years ended December 31, 2008 and 2009, respectively.

5. INVENTORIES

Inventories consist of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010

Timeshare units	$105,514	$88,690
Amenities	53,927	53,102
Land	34,123	33,820
Other	2,446	2,754
Total	$196,010	$178,366

Realization of inventories is dependent upon execution of our long-term sales plan for each resort, which extends for up to fifteen years. Such sales plans depend upon our ability to obtain financing to facilitate the build-out of each resort and marketing of the Vacation Intervals over the planned time period.

6. LAND, EQUIPMENT, BUILDINGS, AND LEASEHOLD IMPROVEMENTS

Land, equipment, buildings, and leasehold improvements consist of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010

Land	$2,734	$2,734
Vehicles and equipment	10,624	10,406
Office equipment and furniture	41,150	42,345
Buildings and leasehold improvements	48,628	49,681
	103,136	105,166
Less accumulated depreciation	(52,019)	(58,200)
Land, equipment, buildings, and leasehold improvements, net	$51,117	$46,966

Depreciation expense for the years ended December 31, 2008, 2009, and 2010 was $4.9 million, $6.2 million, and $6.5 million, respectively, which includes amortization of equipment acquired under capital leases.

7. INCOME TAXES

Income tax expense consists of the following components for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010

Current income tax expense – Federal	$5,697	$2,631	$145
Current income tax expense – State	1,089	745	744
Total current income tax expense	6,786	3,376	889

Deferred income tax expense – Federal	4,187	30	2,398
Deferred income tax expense (benefit) – State	464	198	(25)
Total deferred income tax expense	4,651	228	2,373

Total income tax expense	$11,437	$3,604	$3,262

A reconciliation of income tax expense on reported pre-tax income at statutory rates to actual income tax expense for the years ended December 31, 2008, 2009, and 2010 is as follows (in thousands):

	2008		2009		2010
	Dollars	Rate	Dollars	Rate	Dollars	Rate

Federal income tax expense at statutory rates	$10,277	35.0%	$3,172	35.0%	$3,163	35.0%
State income taxes, net of Federal income tax benefit	1,069	3.6%	335	3.7%	181	2.0%
Permanent differences / other	91	0.3%	97	1.1%	(82)	(0.9)%
Total income tax expense	$11,437	38.9%	$3,604	39.8%	$3,262	36.1%

Deferred income tax assets and liabilities as of December 31, 2009 and 2010 are as follows (in thousands):

	2009	2010
Deferred tax liabilities:
Depreciation	$1,690	$2,619
Installment sales income	109,547	110,765
Total deferred tax liabilities	111,237	113,384

Deferred tax assets:
Net operating loss carryforward – pre exchange offer (a)	4,432	3,586
Net operating loss carryforward – post exchange offer (a)	47,446	47,630
AMT tax credit	23,317	23,808
Other	700	645
Total deferred tax assets	75,895	75,669

Net deferred tax liability	$35,342	$37,715

(a)     In 2002, we completed an exchange offer with certain holders of our senior subordinated notes which resulted in an ownership change within Section 382(g) as of May 2, 2002. "Pre exchange offer" refers to NOL carryforwards prior to May 2, 2002 and "post exchange offer" refers to NOL carryforwards subsequent to May 2, 2002.

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

Federal net operating losses (“NOLs”) of $141.5 million existing at December 31, 2010 expire between 2020 and 2029. Realization of the deferred tax assets arising from NOLs is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Due to the 2002 corporate restructuring, as noted in (a) above, an ownership change within the meaning of Section 382(g) of the Internal Revenue Code(the “Code”) occurred. As a result, a portion of our NOL is subject to an annual limitation for the current and future taxable years. This annual limitation may be increased for any recognized built-in gain to the extent allowed in Section

382(h) of the Code. The current annual limitation of $768,000 represents the value of our stock immediately before the ownership change multiplied by the applicable long-term tax-exempt rate. We believe that $8.5 million of our net operating loss carryforwards as of December 31, 2010 were subject to the Section 382 limitations.

In addition, any future ownership change of more than 50 percent may materially limit or deny our future utilization of all of our NOL. If we cannot utilize our NOL, we will be required to pay substantial additional federal and state taxes and interest. Such tax and interest liabilities may adversely affect our liquidity.

The following table summarizes approximate net operating loss carryforwards and related expiration dates at December 31, 2010 (in thousands):

Expiration Dates
2020	$111,310
2021	27,455
2029	2,738
$141,503

8. DEBT

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at December 31, 2009 and 2010 (in thousands):

	2009	2010	Revolving Term	Maturity	Interest Rate	Interest Rate Floor
$75 million receivables-based revolver ($75 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$29,035	$7,073	1/31/12	1/31/13	Prime	6.25%
$20 million receivables-based revolver	16,886	1,087	6/30/11	6/30/11	Prime + 0.75%	6.25%
$50 million receivables-based revolver	28,439	10,506	8/31/11	8/31/14	Prime	6.00%
$75 million receivables-based revolver (limited in funded amounts to $40 million, pending a new participating lender)	52,696	28,793	6/09/12	6/09/15	LIBOR + 5.00%	6.25%
$100 million receivables-based revolver	111,824	—	2/12/11	2/12/13	LIBOR + 5.00%	6.00%
$66.4 million receivables-based non-revolving conduit loan	2,021	—	-	3/22/14	7.035%
$26.3 million receivables-based non-revolving conduit loan	1,621	—	-	9/22/11	7.90%
$128.1 million receivables-based non-revolver	24,163	—	-	7/16/18	6.70%
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $1.6 million	51,767	33,466	-	3/16/20	7.263%
$151.5 million receivables-based non-revolver, including a total remaining discount of approximately $4.4 million	—	110,211	-	7/15/22	7.366%
$104.4 million receivables-based non-revolver, including a total remaining discount of approximately $57,000	—	104,376	-	5/15/22	6.47%
$48.4 million receivables-based non-revolver, including a total remaining discount of approximately $3.0 million	—	45,464	-	7/15/22	12.00%
Inventory / acquisition loan agreement (see $75 million receivables-based revolver above)	24,674	12,479	-	1/31/12	Prime + 1.00% Prime + 3.00%	6.00% 8.00%
$50 million inventory / acquisition loan agreement (a)	45,198	47,543	11/30/13	11/30/16	LIBOR + 6.25%	7.00%
Various notes, due from September 2011 through July 2020, collateralized by various assets with interest rates ranging from 6.0% to 15.5%	5,700	7,008	-	various	various
Total notes payable	394,024	408,006
Capital lease obligations	993	885	-	various	various
Total notes payable and capital lease obligations	395,017	408,891

8.0% senior subordinated notes	7,956	—	-	4/01/10	8.00%
10.0% senior subordinated notes	10,000	—	-	4/01/12	10.00%
12.0% senior subordinated notes	—	7,682	-	4/01/12	12.00%
Total senior subordinated notes	17,956	7,682

Total	$412,973	$416,573

(a)     We amended this revolving credit facility in December 2010 resulting in the addition of a receivables component. There were no borrowings against the receivables component at December 31, 2010. See additional information regarding the amendment of this revolving credit facility below.

At December 31, 2010, the Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.26%. Our weighted average cost of borrowings for the year ended December 31, 2009 was 6.0% compared to 7.2% for the year ended December 31, 2010.

At December 31, 2010, our senior credit facilities provided for loans of up to $628.5 million, of which $227.5 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of December 31, 2010 (in thousands):

	Maximum Amount Available	Balance
Receivables-Based Revolvers	$272,521	$47,459
Receivables-Based Non-Revolvers	293,517	293,517
Inventory Loans	62,479	60,022
Subtotal Senior Credit Facilities	628,517	400,998
Senior Subordinated Debt	7,682	7,682
Other Debt	7,893	7,893
Grand Total	$644,092	$416,573

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

During 2009, we retired $1.7 million of 8.0% senior subordinated notes, due April 2010 (the “Old Notes”), for $1.4 million in open-market transactions, which resulted in a gain of $316,000. Additionally, in June 2009, we completed an exchange transaction involving $10.0 million in principal of the Old Notes for $10.0 million in principal of our new class of 10.0% senior subordinated notes due 2012 (the “Exchange Notes”) and paid accrued, unpaid interest from April 1, 2009 through June 29, 2009 related to the retired Old Notes of $198,000. The primary purpose of this exchange transaction was to extend the maturity of $10.0 million principal of debt from April 1, 2010 to April 1, 2012. Concurrently with the exchange transaction, we retired an additional $3.5 million in principal of our Old Notes at par and paid accrued, unpaid interest from April 1, 2009 through June 25, 2009 related to such Old Notes of $66,000. The remaining $8.0 million in principal of Old Notes not included in the exchange transaction retained its original terms with semiannual interest-only payments through April 1, 2010. Payment terms related to the Exchange Notes require semiannual interest-only payments through July 2010, at which time principal and interest payments of approximately $1.4 million will be paid quarterly through maturity at April 1, 2012.

In February 2010, we extended our receivables-based revolving credit facility through SF-IV. The initial maximum commitment amount of the variable funding note was decreased to $106 million, which commitment amount was further decreased to $100 million on September 30, 2010. The scheduled funding period under the VFN initially ended in September 2009, but was reinstated and extended to February 2011. The scheduled maturity date was extended from September 2011 to February 2013. The interest rate was increased from Prime to LIBOR plus 5.00% with a floor of 6.00%.

In February 2010, in accordance with the terms of the first amendment to the inventory facility dated June 2008, we extended our $50 million inventory line of credit with one of our senior lenders. Both the revolving period and the maturity date of the facility were extended one year to April 2011 and April 2013, respectively. The commitment on the line remained the same at $50 million.

In April 2010, in accordance with the terms of the fourth amendment to the receivables-based revolving credit facility dated June 2008, we extended our $20 million receivables-based line of credit with one of our senior lenders. The revolving term and maturity date of the facility were extended one year to June 2011. The commitment on the line remained the same at $20 million.

In April 2010, we paid off the two conduit loans with SF-II. The total payment of $1.7 million consisted of the principal balance of the conduit loans, plus accrued and unpaid interest and other fees through April 27, 2010. We dissolved SF-II simultaneously with the execution of the loan payout. There was no gain or loss as a result of the dissolution.

Effective June 8, 2010, we executed a term securitization transaction through a newly-formed, wholly-owned and fully consolidated VIE, Silverleaf Finance VII, LLC. SF-VII was formed for the purpose of issuing approximately $151.5 million of its Timeshare Loan-Backed Notes Series 2010-A (“Series 2010-A Notes”) in a private offering and sale through certain financial institutions. The Series 2010-A Notes were issued in three classes with a blended coupon rate of 7.366% and at discounts totaling approximately $6.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 9.5% as of December 31, 2010. The Series 2010-A Notes have a final maturity date of July 2022.

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

In October 2010, we amended our $75 million consolidated receivables, inventory and acquisition revolving line of credit. The maximum aggregate commitment under the facility, which was $75 million at December 31, 2010, will be $60 million effective January 31, 2011, $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

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
In December 2010, we amended our $50 million inventory and acquisition revolving line of credit. Pursuant to the loan agreement, a receivables component was added to the revolving credit facility with the maximum initial aggregate commitment for all three components remaining at $50 million. The commitment under the inventory component will be reduced to $45 million effective June 15, 2011, $37.5 million effective December 15, 2011, $30 million effective June 15, 2012, $22.5 million effective December 15, 2012, and $15 million effective June 15, 2013. The commitment under the acquisition component will remain the same at $15 million. The commitment under the receivables component is the same as the maximum aggregate commitment, subject to aggregate borrowings under the inventory and acquisition components. The revolving term of the inventory and acquisition components was extended from April 30, 2011 to November 30, 2013 and the revolving term for the receivables component will expire on November 30, 2013. The maturity date for all three components will be November 30, 2016. The interest rate for the inventory and acquisition components is LIBOR plus 6.25% with the interest rate floor remaining at 7.00%. The interest rate for the receivables component is LIBOR plus 5.50% with an interest rate floor of 6.25%.

Effective December 27, 2010, we executed two term securitization transactions through two newly-formed, wholly-owned and fully consolidated VIEs, Silverleaf Finance VIII, LLC and Silverleaf Finance IX, LLC. SF-VIII was formed for the purpose of issuing approximately $104.4 million of its Timeshare Loan-Backed Notes Series 2010-B ("Series 2010-B Notes") in a private placement to institutional purchasers. The Series 2010-B Notes were issued in two classes with a blended coupon rate of 6.47% and at discounts totaling approximately $57,000. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 6.5% as of December 31, 2010. The Series 2010-B Notes have a final maturity date of May 2022.

SF-IX was formed for the purpose of issuing approximately $48.4 million of its Timeshare Loan-Backed Notes Series 2010-C ("Series 2010-C Notes") in a private placement under Regulation D of the Securities Act of 1933. The Series 2010-C Notes were issued in two classes with a blended coupon rate of 12.00% and at discounts totaling approximately $3.0 million. These discounts are amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates a blended effective interest rate on these notes of approximately 16.5% as of December 31, 2010. The Series 2010-C Notes have a final maturity date of July 2022. Approximately $10.9 million of the proceeds received by SF-IX will be held in a special prefunding account in restricted cash under the terms of the indenture through the prefunding termination date of April 30, 2011. Silverleaf has until the prefunding termination date to sell up to approximately $14.5 million in additional qualifying timeshare loans to SF-IX. All funds held in the prefunding account that are not used by SF-IX to finance the purchase of additional qualifying timeshare loans from Silverleaf during the prefunding period will be returned to the holders of the Series 2010-C Notes as a distribution of principal. Silverleaf entered into a guaranty regarding the SF-IX Series 2010-C Notes in which the Company will be liable for all aggregate defaulted timeshare loan make-whole amounts, if any, determined prior to each monthly payment date. See Note 9, "Commitments and Contingencies" for additional information regarding the guaranty.

The Series 2010-B and Series 2010-C Notes are secured by customer notes receivable sold to SF-VIII and SF-IX by SF-IV, SF-V, and Silverleaf. The customer notes receivable sold to SF-VIII and SF-IX were previously sold to SF-IV or SF-V or pledged as collateral by Silverleaf under revolving credit facilities with senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-VIII and SF-IX were primarily used to repay approximately $94.8 million and $35.7 million, respectively, in consolidated indebtedness to senior lenders. All customer notes receivable purchased by SF-VIII were acquired without recourse, except in the case of breaches of customary representations and warranties made in connection with the sale of the notes. Pursuant to the terms of an agreement, we continue to service these customer notes receivable and receive fees for our services. These servicing fees are eliminated in consolidation and are therefore not reflected in our consolidated financial statements.

Notes payable secured by customer notes receivable require that collections from customers be remitted to our senior lenders upon receipt. In addition, we are required to calculate the appropriate “Borrowing Base” for each note payable monthly. Such Borrowing Base determines whether the loans are collateralized in accordance with the applicable loan agreements and whether additional amounts can be borrowed. In preparing the monthly Borrowing Base reports for our senior lenders, we have classified certain customer notes as eligible for Borrowing Base that might be considered ineligible in accordance with the loan agreements. Such potentially ineligible notes included in the Borrowing Base relate to a) canceled notes from customers who have upgraded to a higher value product and b) notes that have been subject to payment concessions.

We have developed programs under which customers may be granted payment concessions in order to encourage delinquent customers to make additional payments. The effect of these concessions is to extend the term of the customer notes. Upon granting a concession, we consider the customer account to be current. Under our notes payable agreements, customer notes that are less than 60 days past due are considered eligible as Borrowing Base. As of December 31, 2009 and 2010, a total of $26.3 million and $45.5 million of customer notes, respectively, have been considered eligible for Borrowing Base purposes which would have been considered ineligible had payment concessions and the related reclassification as current not been granted. In addition, as of December 31, 2009 and 2010, $2.0 million and $5.6 million, respectively, of canceled notes from customers who have upgraded to a different product have been treated as eligible for Borrowing Base purposes.

Principal maturities of notes payable, capital lease obligations, and senior subordinated notes are as follows at December 31, 2010 (in thousands):

2011	$117,769
2012	91,726
2013	57,859
2014	54,007
2015	44,053
Thereafter	51,159
Total	$416,573

Principal maturities on our term securitizations (SF-VI, SF-VII, SF-VIII, and SF-IX) are shown proportionate to the projected collections of the corresponding notes receivable that serve as collateral to this debt. Total interest expense and lender fees for the years ended December 31, 2008, 2009, and 2010 was $28.6 million, $29.1 million, and $36.1 million, respectively. Interest of $1.9 million, $861,000, and $368,000 was capitalized to inventory during the years ended December 31, 2008, 2009, and 2010, respectively.

As of December 31, 2010, eligible customer notes receivable with a face amount of $419.3 million and interval inventory of $55.5 million were pledged as collateral.

Financial Covenants Under Senior Credit Facilities.

Our senior credit facilities provide certain financial covenants that we must satisfy. Any failure to comply with the financial covenants in any single loan agreement will result in a cross default under the various facilities. As of and for the years ended December 31, 2008, 2009, and 2010, we have been in full compliance with our debt covenants in our credit facilities with all of our senior lenders.

Certain of our debt agreements include restrictions on the Company's ability to pay dividends based on minimum levels of net income and cash flow. The debt agreements contain covenants including requirements that the Company (i) preserve and maintain the collateral securing the loans; (ii) pay all taxes and other obligations relating to the collateral; and (iii) refrain from selling or transferring the collateral or permitting any encumbrances on the collateral. The debt agreements also contain restrictive covenants, which include (i) restrictions on liens against and dispositions of collateral, (ii) restrictions on distributions to affiliates and prepayments of loans from affiliates, (iii) restrictions on changes in control and management of the Company, (iv) restrictions on sales of substantially all of the assets of the Company, and (v) restrictions on mergers, consolidations, or other reorganizations of the Company. Under certain credit facilities, a sale of all or substantially all of the assets of the Company, a merger, consolidation, or reorganization of the Company, or other changes of control of the ownership of the Company would require advance notice be issued to the majority of our senior lenders to avoid an event of default and potential acceleration of the maturity thereof. Lender consent is not required with the exception of one senior loan agreement. However the outstanding balance under that loan agreement was paid in full as of February 28, 2011 and the Company has no plans to utilize that revolving credit facility in the future.

Such credit facilities also contain operating covenants as of December 31, 2010, requiring us to (i) maintain a minimum tangible net worth, the most restrictive being to maintain a minimum tangible net worth at all times greater than the tangible net worth as of December 31, 2004, or $132.1 million, plus 50% of the aggregate amount of net income after December 31, 2004, maintain sales and marketing expenses as a percentage of Vacation Interval sales below 60% for the latest rolling 12 months (one senior lender has increased such ratio to 62% as of the last day of each fiscal quarter for a four-quarter cumulative ratio), maintain notes receivable delinquency rate below 10% of the gross notes receivable balance as of the last day of each month, maintain a minimum interest coverage ratio of 1.25 to 1 for the latest rolling 12 months, the latest quarter, and average of the last four quarters, maintain positive net income for each year-end, and for any two consecutive fiscal quarters, determined on an individual rather than an aggregate basis, maintain a maximum leverage ratio of not greater than 6.0 to 1 (one senior lender has decreased such maximum leverage ratio to not greater than 4.5 to 1), and maintain a minimum weighted average FICO® Credit Bureau Score of 640 for all fiscal calendar quarter sales with respect to which a FICO® score can be obtained (one senior lender has increased such minimum weighted average FICO® Credit Bureau Score to 650); (ii) maintain our legal existence and be in good standing in any jurisdiction where we conduct business; (iii) maintain our management agreement with our Existing Resorts; and (iv) refrain from modifying or terminating certain timeshare documents. The credit facilities also include customary events of default, including, without limitation (i) failure to pay principal, interest, or fees when due, (ii) untruth of any representation of warranty, (iii) failure to perform or timely observe covenants, (iv) defaults under other indebtedness, and (v) bankruptcy. At December 31, 2010, we are in compliance with these covenants.

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

During July and August, 2010, we negotiated a comprehensive settlement of all outstanding issues involving the Wind Cooperatives' proposed wind farm. A Settlement Agreement (together with related implementing agreements) was then executed dated as of August 30, 2010, between us and the Wind Cooperative. It was joined in by the Electric Cooperative for the limited purposes set out in that Agreement. The Wind Cooperative agreed in the Settlement Agreement to move the three turbines located closest to our property line to locations where their visual impact on our project will be minimized. The Wind Cooperative also agreed not to construct any further wind turbines in the land being used for its wind farm in the easements it holds for this purpose on top of Brodie Mountain. We agreed not to oppose the Wind Cooperative's application for a new road permit or for its further construction or for its operation of the wind farm.

In a separate agreement, entered into by us, the Wind Cooperative and the Electric Cooperative, we agreed to give up our claim of title to the disputed fifty acres and to deed that property to the Electric Cooperative. The Electric Cooperative agreed in turn to reimburse us the $100,000 we paid to acquire that property.

Finally, all parties to the outstanding suits and appeals agreed to dismiss those actions with prejudice and with all parties to bear their own fees and costs.

The various actions required by the Settlement Agreement and the related implementing agreements are nearly complete. The Electric Cooperative has reimbursed us the $100,000 we paid to acquire the fifty acres on top of Brodie Mountain. The Wind Cooperative has advised us that it has completed the wind project construction in the fashion it agreed with us in the settlement agreement, after previously acquiring a new access road permit. The Wind Cooperative has also advised us that it expects to go into operation during the first quarter of 2011. All outstanding suits and appeals have been dismissed with prejudice, as agreed between the parties.

Leases and Other Contractual Commitments - We have entered into noncancelable operating leases covering office and storage facilities and equipment, which expire at various dates through 2016. The total rental expense charged to operations during the years ended December 31, 2008, 2009, and 2010 was $4.8 million, $5.3 million, and $5.1 million, respectively. We have also acquired equipment by entering into capital leases.

The following table summarizes our scheduled lease and construction commitments as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter
Capital leases	$492	$265	$179	$14	$—	$—
Operating leases	2,475	2,019	1,910	1,543	1,558	1,171
Construction commitments	1,496	—	—	—	—	—
Total	$4,463	$2,284	$2,089	$1,557	$1,558	$1,171

Capital leases include $65,000 of future interest, using an approximate interest rate of 6.2%, which is our weighted average cost of borrowings on our capital lease obligations at December 31, 2010.  Construction commitments of $1.5 million relate to the continued development of our resorts and will be funded via availability under our credit facilities.

Equipment acquired under capital leases consists of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
Amount of equipment under capital leases	$3,413	$2,534
Less accumulated depreciation	(1,907)	(1,559)
	$1,506	$975

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

Guarantee of SF-IX Debt - Silverleaf entered into a guaranty regarding the SF-IX Series 2010-C Notes in which the Company will be liable for all aggregate defaulted timeshare loan make-whole amounts, if any, determined prior to each monthly payment date. Silverleaf has unconditionally and irrevocably agreed to pay, in immediately available funds, to a collection account: (i) prior to each payment date, an amount equal to the aggregate defaulted timeshare loan make-whole amount for the related payment date; (ii) prior to each payment date, if there are insufficient available funds (after giving effect to payment of aggregate defaulted timeshare loan make-whole amounts, if any) to pay in full all interest due on such payment date, the amount of such insufficiency; and (iii) on the stated maturity, if there are insufficient funds to pay in full the aggregate outstanding note balance of the Series 2010-C Notes, the amount of such insufficiency.

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

At December 31, 2010, we have options outstanding under three stock-based compensation plans. Outstanding options have a graded vesting schedule, with shares vesting in equal increments over a three, four, or five-year period from the original grant date. These options are exercisable at prices ranging from $0.29 to $1.90 per share and expire 10 years from the date of grant.

Stock option transactions during 2008, 2009, and 2010 are summarized as follows:

	2008		2009		2010
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options outstanding, beginning of year	2,513,807	$3.28	3,790,307	$1.60	3,638,807	$1.34
Granted	2,000,000	$1.89	75,000	$1.52	—	$—
Exercised	(385,000)	$0.30	—	$—	—	$—
Expired	(338,500)	$17.30	(145,500)	$7.61	(77,000)	$3.73
Forfeited	—	$—	(81,000)	$2.30	(280,000)	$1.90
Options outstanding, end of year	3,790,307	$1.60	3,638,807	$1.34	3,281,807	$1.24
Exercisable, end of year	1,790,307	$1.27	2,035,057	$0.92	2,303,057	$0.97

For stock options outstanding at December 31, 2010:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Aggregate Intrinsic Value

$1.86 - $1.90	1,645,000	$1.89	7.7	722,500	$1.89	$—
$1.62 - $1.62	267,000	$1.62	4.8	267,000	$1.62	$—
$1.52 - $1.52	75,000	$1.52	8.6	18,750	$1.52	$—
$0.29 - $0.32	1,294,807	$0.31	2.5	1,294,807	$0.31	$1,045,000
Total	3,281,807			2,303,057

The intrinsic value of stock options exercised during the year ended December 31, 2008 was $683,000. There were no stock options exercised during the years ended December 31, 2009 and 2010.

We account for stock-based compensation expense in accordance with FASB ASC “Compensation - Stock Compensation.”  We recognize stock-based compensation expense for all stock options granted over the requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model.

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

During August 2009, a member of our Board of Directors resigned resulting in the forfeiture of 75,000 nonqualified stock options. Such stock options were granted to a newly appointed director who filled the vacancy on our Board of Directors. These stock options have a per unit fair value of $1.13. The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility ranging from 53.5%

to 73.2%, a risk-free interest rate of 3.4%, expected life of 7 years, and no dividend yield. All options granted to our directors under the 2008 Stock Option Plan vest in equal increments over a four-year period. The forfeiture and subsequent grant of the aforementioned 75,000 nonqualified stock options did not have a material impact on stock-based compensation recognized in 2009.

During 2010, two officers of Silverleaf resigned resulting in the forfeiture of 280,000 incentive stock options. The forfeiture of these incentive stock options did not have a material impact on stock-based compensation recognized in 2010. These forfeited incentive stock options are now available to be reissued.

For the years ended December 31, 2008, 2009, and 2010, we recognized stock-based compensation expense of $272,000, $471,000, and $419,000, respectively.  As of December 31, 2010, unamortized stock-based compensation expense was $1.0 million, which will be fully recognized by the third quarter of 2013.

On July 29, 2008, we authorized the repurchase of up to two million shares of our common stock to be acquired from time to time in the open market or in negotiated transactions. During the first quarter of 2010, our Board of Directors approved a one-year extension of this stock repurchase program, which was originally scheduled to expire in July 2010, and it will now expire in July 2011. We repurchased 378,291 treasury shares during 2010. As of December 31, 2010, approximately 1.6 million shares remain available for repurchase under this program. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher as our Board's Financial Advisor. The stock repurchase program will remain suspended until the merger is either consummated or terminated under the terms of the merger agreement.

11. RELATED PARTY TRANSACTIONS

At December 31, 2010, the Club at each timeshare resort (other than Orlando Breeze) operates through a centralized organization provided by Silverleaf Club to manage the resorts on a collective basis.  Each timeshare owners’ association (except for the Club at Orlando Breeze) has entered into a management agreement with Silverleaf Club, which authorizes the Clubs to manage the Existing Resorts. Silverleaf Club has in turn entered into a management agreement with the Company, whereby we supervise the management and operations of the Existing Resorts. Orlando Breeze has its own club, Orlando Breeze Resort Club, which is operated independently of Silverleaf Club. However, we supervise the management and operation of the Orlando Breeze Resort Club under the terms of a written agreement as well.  Our management agreements with the Clubs provide for a maximum management fee equal to 15% of gross revenues of either of the Clubs, but our right to receive such a fee on an annual basis is limited to the excess of revenues over expenses of the Clubs. However, if we do not receive the maximum fee from Orlando Breeze Resort Club, such deficiency is deferred for payment to succeeding years, subject again to the annual limitation of excess revenues over expenses. In July 2009, the Silverleaf Club management agreement was amended and restated to remove the requirement that Silverleaf Club pay the Company for any deficiencies in the management fees paid in prior years. The Silverleaf Club management agreement expires March 2020 and continues year-to-year thereafter unless canceled by either party. The Orlando Breeze Resort Club management agreement expires January 2014 and continues in successive 3-year terms thereafter unless canceled by either party.

During the years ended December 31, 2008, 2009, and 2010, we recognized management fee income of $3.0 million, $3.6 million, and $2.4 million, respectively, related to Silverleaf Club. During each of the years ended December 31, 2008, 2009, and 2010, we recognized management fee income of $120,000 related to Orlando Breeze Resort Club.

The direct expenses of operating the resorts are paid by the Clubs. To the extent the Clubs provide payroll, administrative, and other services that directly benefit the Company, we are charged a separate allocation by the Clubs. During the years ended December 31, 2008, 2009, and 2010, we incurred $489,000, $531,000, and $203,000, respectively, of expenses under these agreements. Likewise, to the extent we provide payroll, administrative, and other services that directly benefit the Clubs, we charge a separate allocation to the Clubs. During the years ended December 31, 2008, 2009, and 2010, we charged the Clubs $3.6 million, $3.6 million, and $2.1 million under these agreements.

During the years ended December 31, 2008, 2009, and 2010, Silverleaf Club paid Silverleaf $717,000, $1.0 million, and $518,000, respectively, for Silverleaf Club members’ use of The Pinnacle Lodge hotel. The amount the Club paid Silverleaf is based on the average room rate the hotel receives from outside parties.

The following schedule represents amounts due from affiliates at December 31, 2009 and 2010 (in thousands):

	2009	2010
Timeshare owners associations and other, net	$696	$566
Amount due from Silverleaf Club	891	10,141
Total amounts due from affiliates	$1,587	$10,707

The $9.1 million increase in amounts due from affiliates is primarily due to an increase in refurbishments at the Existing Resorts during 2010. We advanced funds to Silverleaf Club to assist with the payment of the refurbishments. We expect to be reimbursed by Silverleaf Club within two to three years.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, other receivables, amounts due from or to affiliates, and accounts payable and accrued expenses approximates fair value due to the relatively short-term nature of the financial instruments. The carrying value of the notes receivable approximates fair value because the weighted average interest rate on the portfolio of notes receivable approximates current interest rates charged on similar current notes receivable. The carrying value of certain notes payable (other than discussed below) approximates fair value because the interest rates on these instruments are adjustable or approximate current interest rates charged on similar current borrowings.

The fair value of our 12.0% senior subordinated notes approximates its carrying value of $7.7 million at December 31, 2010 as these notes were initially issued at 10.0% in a private transaction in June 2009 in a one-for-one exchange for our 8.0% senior subordinated notes, and then subsequently amended in November 2010 to increase the interest rate to 12.0% effective October 1, 2010.

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

The following table represents our assets measured at fair value on a recurring basis as of December 31, 2010 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3
Interest rate cap derivative	$—	$111	$—
Total	$—	$111	$—

We estimate the fair value of our interest rate cap derivative using quoted market prices for similar assets in an active market.

Prior to the dissolution of SF-III in the fourth quarter of 2009, the investment in our QSPE was measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The activity in the investment in our QSPE is as follows for the year ended December 31, 2009 (in thousands):

2009
Balance, beginning of period	$4,908
Net investment returns	(4,908)
Balance, end of period	$—

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the years ended December 31, 2008, 2009, and 2010, we had no impairments related to these assets.  See Note 2 for an additional disclosure regarding our long-lived assets.

14. SUBSIDIARY GUARANTEES

All subsidiaries of the Company, except SF-IV, SF-VI, SF-VII, SF-VIII, and SF-IX, have guaranteed our 12.0% senior subordinated notes with a balance of $7.7 million at December 31, 2010. Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at December 31, 2009 and 2010, and no operations for the years ended December 31, 2008, 2009, and 2010.

15. 401(k) PLAN

Our 401(k) plan (the “Plan”), a qualified defined contribution retirement plan, covers employees 21 years of age or older who have completed six months of service. The Plan allows eligible employees to defer receipt of up to 15% of their compensation and contribute such amounts to various investment funds. Employee contributions vest immediately. We are not required by the Plan to match employee contributions, however, we may do so on a discretionary basis. We incurred nominal administrative costs related to maintaining the Plan and made no contributions to the Plan during the years ended December 31, 2008, 2009, and 2010.

16. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We sell customer notes receivable originated in connection with the sale of Vacation Intervals to our variable interest entities (SF-IV, SF-VI, SF-VII, SF-VIII, and SF-IX). The primary purpose for which these entities were created was to provide Silverleaf with access to liquidity for the origination of notes receivable in the sale of its timeshare intervals. These entities have no equity investment at risk, making them VIEs. The debt securities that our five VIEs issue are collateralized by the customer notes receivable sold and transferred to these entities. We continue to service the notes receivable and transfer all proceeds collected to these VIEs. These servicing fees are eliminated in consolidation and are therefore not reflected in our consolidated financial statements. As the servicer, we manage the delinquent loans and determine which loss mitigation strategy will maximize recoveries on a particular loan. We have consolidated these VIEs in our consolidated financial statements since their inception as we have 100% ownership in them and are the primary beneficiary.

At December 31, 2010, the carrying amount of the consolidated assets included within our consolidated balance sheet for these VIEs totaled $319.1 million, comprised of $276.0 million of notes receivable, net of allowance for uncollectible notes, $29.6 million of restricted cash, $10.3 million of prepaid and other assets, $3.4 million of accrued interest receivable, $10,000 of cash and cash equivalents, and $182,000 of amounts due to affiliates. At December 31, 2010, the carrying amount of the consolidated liabilities included within our consolidated balance sheet for these VIEs totaled $294.6 million, comprised of $293.5 million of notes payable, $1.1 million of accrued interest payable, and $21,000 of other accounts payable and accrued expenses.

At December 31, 2009, the carrying amount of the consolidated assets included within our consolidated balance sheet for these VIEs totaled $235.3 million, comprised of $204.8 million of notes receivable, net of allowance for uncollectible notes, $18.9 million of restricted cash, $9.4 million of prepaid and other assets, $2.4 million of accrued interest receivable, $11,000 of cash and cash equivalents, and $192,000 of amounts due to affiliates. At December 1, 2009, the carrying amount of the consolidated liabilities included within our consolidated balance sheet for these VIEs totaled $192.2 million, comprised of $191.4 million of notes payable, $813,000 of accrued interest payable, and $22,000 of other accounts payable and accrued expenses.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2009 and 2010 is set forth below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues
2010	$54,185	$59,095	$58,476	$54,255
2009	$63,164	$67,769	$52,785	$53,097
Total costs and operating expenses
2010	$49,157	$55,992	$55,876	$55,950
2009	$55,644	$63,132	$59,244	$49,733
Net income (loss)
2010	$3,067	$1,940	$1,625	$(857)
2009	$4,588	$2,727	$(3,875)	$2,018
Net income (loss) per common share: basic
2010	$0.08	$0.05	$0.04	$(0.02)
2009	$0.12	$0.07	$(0.10)	$0.05
Net income (loss) per common share: diluted
2010	$0.08	$0.05	$0.04	$(0.02)
2009	$0.12	$0.07	$(0.10)	$0.05

18. SUBSEQUENT EVENTS

In February 2011, we extended the revolving period of our receivables-based credit facility through SF-IV for 90 days, from February 12, 2011 to May 12, 2011.

Effective February 3, 2011, we entered into a definitive agreement to be acquired by SL Resort Holdings Inc. ("Resort Holdings"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"). The transaction has been approved by our Board of Directors, and our Board will be recommending that our shareholders approve the transaction. Under the agreement, our shareholders will receive, at the closing, $2.50 in cash for each share of our common stock they own, representing a premium of approximately 75% based on the closing trading price of $1.43 of our common stock on February 3, 2011. Cerberus has agreed to provide equity financing for the full amount of the merger consideration. Our Board of Directors has received an opinion from its Financial Advisor, Gleacher, that the consideration to be paid to our shareholders in the transaction is fair from a financial point of view. Completion of the transaction is subject to customary closing conditions, including approval by our shareholders. We intend to hold a special meeting of our shareholders for the purpose of approving the merger as promptly as possible. Upon completion of the transaction, we will become a private company, wholly-owned by Resort Holdings, and our common stock will no longer be traded on The NASDAQ Capital Market.

In February 2011, three purported shareholder derivative suits were filed in Dallas County state district court arising out of the Agreement and Plan of Merger between Silverleaf and Resort Holdings. The three petitions, now consolidated into one action before the 116th District Court, styled In re Silverleaf Resorts, Inc. Derivative Litigation, Cause No. DC-11-1419-F, include claims against each member of the Company's Board, as well as Cerberus and its affiliate companies, Resort Holdings and Resort Merger Sub Inc., a wholly-owned subsidiary of Resort Holdings. The plaintiffs' claims include allegations that the consideration of $2.50 per common share in the proposed transaction is unfairly low and inadequate and that Silverleaf's directors breached their fiduciary duties by allegedly (i) initiating a process to sell Silverleaf that undervalues the Company and vests them with benefits not shared equally by Silverleaf's public shareholders, (ii) by agreeing to a termination fee in the merger agreement, and (iii) by not fully informing themselves of Silverleaf's value or disregarding it in the proposed acquisition. The plaintiff also claims that the Cerberus entities aided and abetted in the alleged breaches of fiduciary duty by Silverleaf's directors. One shareholder also claims that all defendants are liable for “abuse of control,” “gross mismanagement,” and “waste of corporate assets.” Among other relief, the plaintiffs seek to enjoin the proposed transaction or to recover damages if the transaction is consummated. None of the named defendants have yet responded to the derivative lawsuits.

In addition, on or about February 16, 2011, Silverleaf received a written demand from legal counsel for Frank Parker, Carlos Tapia, and Leslie Neil Hull, purported shareholders of the Company. Silverleaf also received written demands from legal counsel for Igor Zlokarmik and legal counsel for Jose Dias on or about March 1 and 16, 2011, respectively, both purported shareholders of the Company. These purported shareholders allege that the directors breached their fiduciary duties in connection with the proposed acquisition based generally on similar allegations as set forth in the three derivative lawsuits and they demand that Silverleaf pursue legal action against the directors. Silverleaf has not yet responded to the written demands.