Form 10-Q
period 2011-03-31
SILVERLEAF RESORTS INC
filed 2011-05-12
CIK 1033032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

      [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [X]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [    ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]     No [X]

As of May 12, 2011, 38,136,921 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SILVERLEAF RESORTS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERLEAF RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Vacation Interval sales	$54,427	$49,195
Estimated uncollectible revenue	(13,552)	(13,947)

Net sales	40,875	35,248

Interest income	17,251	17,063
Management fee income	780	630
Other income	1,155	1,244

Total revenues	60,061	54,185

Costs and Operating Expenses:
Cost of Vacation Interval sales	2,962	2,562
Sales and marketing	29,610	27,405
Operating, general and administrative	10,925	9,727
Depreciation	1,575	1,618
Interest expense and lender fees:
Related to receivables-based credit facilities	9,165	6,065
Related to other indebtedness	1,629	1,780

Total costs and operating expenses	55,866	49,157

Income before provision for income taxes	4,195	5,028
Provision for income taxes	(1,552)	(1,961)

Net income	$2,643	$3,067

Basic net income per share	$0.07	$0.08

Diluted net income per share	$0.07	$0.08

Weighted average basic common shares	38,091,910	38,120,517

Weighted average diluted common shares	38,621,199	38,936,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)

Cash and cash equivalents (including from VIEs of $10 and $10, respectively)	$12,040	$11,805
Restricted cash (including from VIEs of $17,257 and $29,578, respectively)	19,009	31,327
Notes receivable, net of allowance for uncollectible notes of $88,421 and $91,731, respectively (including from VIEs of $255,200 and $275,953, net of allowance, respectively)	368,400	362,738
Accrued interest receivable (including from VIEs of $3,102 and $3,398, respectively)	4,373	4,480
Amounts due from affiliates (including VIEs due to affiliates of $308 and $182, respectively)	12,526	10,707
Inventories	176,123	178,366
Land, equipment, buildings, and leasehold improvements, net	45,598	46,966
Prepaid and other assets (including from VIEs of $10,150 and $10,315, respectively)	37,666	33,757

TOTAL ASSETS	$675,735	$680,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses (including from VIEs of $20 and $21, respectively)	$14,113	$9,875
Accrued interest payable (including from VIEs of $1,861 and $1,073, respectively)	2,826	2,062
Unearned samplers	7,126	6,967
Income taxes payable	1,008	1,012
Deferred income taxes	39,588	37,715
Notes payable and capital lease obligations (including from VIEs of $261,783 and $293,517, respectively)	394,589	408,891
Senior subordinated notes	7,682	7,682

Total Liabilities	466,932	474,204

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 38,146,943 shares issued and 38,136,921 shares outstanding at March 31, 2011 and 38,146,943 shares issued and 37,768,652 shares outstanding at December 31, 2010	381	381
Additional paid-in capital	113,668	113,866
Retained earnings	94,765	92,122
Treasury stock, at cost, 10,022 shares at March 31, 2011 and 378,291 shares at December 31, 2010	(11)	(427)

Total Shareholders’ Equity	208,803	205,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$675,735	$680,146

The abbreviation “VIEs” above represents Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number of	$0.01	Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total

January 1, 2011	38,146,943	$381	$113,866	$92,122	378,291	$(427)	$205,942

Stock-based compensation	-	-	102	-	-	-	102
Exercise of stock options	-	-	(300)	-	(368,269)	416	116
Net income	-	-	-	2,643	-	-	2,643

March 31, 2011	38,146,943	$381	$113,668	$94,765	10,022	$(11)	$208,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$2,643	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Estimated uncollectible revenue	13,552	13,947
Deferred income taxes	1,873	1,698
Depreciation	1,575	1,618
Debt discount amortization	1,399	456
Gain on sale of water utility assets	-	(77)
Stock-based compensation	102	55
Cash effect from changes in operating assets and liabilities:
Restricted cash	(3)	(90)
Notes receivable	(19,214)	(16,223)
Accrued interest receivable	107	201
Amounts due from affiliates	(1,819)	(2,245)
Inventories	2,243	971
Prepaid and other assets	(3,909)	(414)
Accounts payable and accrued expenses	4,238	2,295
Accrued interest payable	764	(233)
Unearned samplers	159	(51)
Income taxes payable	(4)	261

Net cash provided by operating activities	3,706	5,236

INVESTING ACTIVITIES:
Additions to land, equipment, buildings, and leasehold improvements	(207)	(283)
Proceeds from sale of water utility assets	-	1,990

Net cash (used in) provided by investing activities	(207)	1,707

FINANCING ACTIVITIES:
Proceeds from borrowings of debt	47,382	50,326
Payments of debt and capital leases	(63,083)	(61,564)
Restricted cash reserved for payments of debt	12,321	1,414
Proceeds from exercise of stock options	116	-
Purchases of treasury shares	-	(248)

Net cash used in financing activities	(3,264)	(10,072)

Net change in cash and cash equivalents	235	(3,129)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,805	13,905

End of period	$12,040	$10,776

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$7,220	$6,198

Income taxes paid	$30	$3

Income tax refund	$74	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERLEAF RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Background

The primary business of Silverleaf Resorts, Inc. (the “Company,” “Silverleaf,” “we,” or “our”) is marketing and selling vacation intervals (“Vacation Intervals”) related to our 13 owned resorts. The condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”), as well as all financial information contained in interim and other reports filed with the SEC since then. The accounting policies used in preparing these condensed consolidated financial statements are consistent with those described in such Form 10-K. In addition, operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Execution of an Agreement and Plan of Merger

Effective February 3, 2011, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by SL Resort Holdings Inc. (“Resort Holdings”) and Resort Merger Sub Inc. (“Merger Sub”), a wholly-owned subsidiary of Resort Holdings. Both Resort Holdings and Merger Sub are affiliates of Cerberus Capital Management, L.P. (“Cerberus”). The transaction has been approved by our Board of Directors (the “Board”), and the Board has recommended that our shareholders approve the transaction. Under the Merger Agreement, our shareholders will receive, at the closing, $2.50 in cash for each share of our common stock they own, representing a premium of approximately 75% based on the closing price of $1.43 of our common stock on February 3, 2011. Cerberus has agreed to provide equity financing for the full amount of the merger consideration. Our Board of Directors received an opinion from its financial advisor, Gleacher & Company Securities, Inc. (“Gleacher”), that the consideration to be paid to our shareholders in the transaction is fair from a financial point of view. Completion of the transaction is subject to customary closing conditions, including approval by our shareholders. On May 11, 2011, we held a special meeting of our shareholders for the purpose of approving the merger. At this meeting, the merger was approved by holders of 28,946,503 shares of our outstanding common stock, representing approximately 75.9% of all votes entitled to be cast by holders of our common stock. Subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement and discussed in detail in the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission by Silverleaf on April 18, 2011, as supplemented on May 9, 2011, we expect to close the merger on or about May 16, 2011. Consummation of the merger is subject to certain terms and conditions customary for transactions of this type. Upon completion of the transaction, we will become a private company, wholly-owned by Resort Holdings, our common stock will no longer be traded on The NASDAQ Capital Market (“NASDAQ”), and we will no longer be subject to informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Adoption of ASC “Consolidation of Variable Interest Entities” — Effective January 1, 2010, we adopted FASB ASC “Consolidation of Variable Interest Entities,” which resulted in enhanced disclosures regarding our variable interest entities (“VIEs”). See parenthetical disclosures on our Condensed Consolidated Balance Sheets that show the amounts of consolidated assets and liabilities associated with our VIEs and Note 10.

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

Revenue and Expense Recognition (including Cost of Sales) — Vacation Interval sales are primarily consummated in exchange for installment notes receivable secured by deeds of trust on each Vacation Interval sold. If development costs related to a particular project or phase are complete, we recognize related Vacation Interval sales under the full accrual method after a binding sales contract has been executed, the buyer has made a down payment of at least 10%, and the statutory rescission period has expired. If all such criteria are met yet significant development costs remain to complete the project or phase, revenues are recognized on the percentage-of-completion basis. Under this method, once the sales criteria are met, revenues are recognized proportionate to costs already incurred relative to total costs expected for the project or phase. As of March 31, 2011, no sales were deferred related to the percentage-of-completion method.

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

Inventories — Inventories are stated at the lower of cost or market value less cost to sell. Cost includes amounts for land, construction materials, amenities and common costs, direct labor and overhead, taxes, and capitalized interest incurred in the construction or through the acquisition of resort dwellings held for timeshare sale. At March 31, 2011, the estimated costs not yet incurred but expected to complete promised amenities was $469,000. Inventory costs are allocated to cost of Vacation Interval sales using the relative sales value method, as described previously. We periodically review the carrying value of our inventory on an individual project basis for impairment to ensure that the carrying value does not exceed market value.

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

Valuation of Long-Lived Assets — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash-flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash-flow models, quoted market values, and third-party independent appraisals, as considered necessary. We did not recognize any impairment for our long-lived assets in the first three months of 2011 and 2010.

Prepaid and Other Assets — Prepaid and other assets consist primarily of prepaid insurance, prepaid postage, commitment fees, debt issuance costs, deferred commissions, novelty inventories, deposits, collected cash in senior lender lock boxes which has not yet been applied to related loan balances, merger-related costs refundable from Cerberus, and miscellaneous receivables. Commitment fees and debt issuance costs are amortized over the lives of the related debt.

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

We file U.S. federal income tax returns as well as income tax returns in various states. We are no longer subject to income tax examinations by the Internal Revenue Service for years prior to 2007, although carryforward attributes that were generated prior to 2007 may still be subject to examination. For the majority of state tax jurisdictions, we are no longer subject to income tax examinations for years prior to 2007. In the state of Texas, we are no longer subject to franchise tax examinations for years prior to 2006.

As of March 31, 2011, we had no unrecognized tax benefits and, as a result, no benefits that would affect our effective income tax rate. We do not anticipate any significant changes related to unrecognized tax benefits in the next 12 months. As of March 31, 2011, we did not require an accrual for interest and penalties related to unrecognized tax benefits.

Derivative Financial Instruments — All derivatives, whether designed as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Our objective in using derivatives is to increase stability related to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps within our cash-flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps provide interest rate protection above the strike rate on the cap and result in our receipt of interest payments when actual rates exceed the cap strike. We recognize changes in fair value of our derivatives in earnings based on accounting guidance for these instruments. The amounts recognized for such derivatives for the three months ended March 31, 2011 and 2010 were not significant.

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

For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of $102,000 and $55,000, respectively. As of March 31, 2011, unamortized stock-based compensation expense was $904,000, which will be fully recognized by the third quarter of 2013.

The following table summarizes our outstanding stock options for the three months ended March 31, 2011 and 2010:

	2011	2010
Options outstanding, January 1	3,281,807	3,638,807
Granted	—	—
Exercised	(368,269)	—
Expired	—	(2,000)
Forfeited	(70,000)	(175,000)

Options outstanding, March 31	2,843,538	3,461,807

Options exercisable, March 31	1,864,788	1,998,057

Stock Repurchase Program — During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher as our Board’s financial advisor. The stock repurchase program will remain suspended until the merger is either consummated or terminated under the terms of the Merger Agreement. As of March 31, 2011, approximately 1.6 million shares remain available for repurchase under this program.

Other Recent Accounting Pronouncements —

Fair Value Measurements and Disclosures – In January 2010, the FASB issued amended guidance to FASB ASC “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The amendment requires an entity to disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, and the reasons for the transfers. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values for Level 2 and Level 3 inputs. The updated standard will also require additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. This accounting standard update is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the amended requirements for Level 1 and Level 2 fair value measurements, in the first quarter of 2010, did not impact our consolidated financial position, results of operations, or cash flows as it only amends required disclosures. See additional disclosure regarding the inputs used to determine the fair value of our interest rate cap derivative in Note 7. The adoption of the additional disclosure requirements for Level 3 fair value measurements, in the first quarter of 2011, did not impact our consolidated financial position, results of operations, or cash flows, nor will it require additional disclosures, as we no longer have assets or liabilities that fall into the Level 3 fair value hierarchy.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued FASB ASC “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This amendment is generally effective for interim and annual reporting periods ending on or after December 15, 2010. However, certain aspects of the amendment pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us is the first quarter of 2011. The adoption of this amendment in December 2010 resulted in increased notes receivable disclosures in our Form 10-K but did not impact our consolidated financial position, results of operations, or cash flows. The adoption of this amendment for activity that occurs during a reporting period, effective in the first quarter of 2011, resulted in further enhancements to our notes receivable disclosures; however such adoption did not impact our consolidated financial position, results of operations, or cash flows.

Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring – In April 2011, the FASB issued FASB ASC “Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This amendment provides additional guidance related to a creditor’s evaluation of whether a restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. Both of these factors must be present for a restructuring to constitute a troubled debt restructuring. The provisions of this amendment are effective for public companies in the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The amendment is effective for nonpublic entities for annual reporting periods ending on or after December 15, 2012, including interim periods within those annual periods. The adoption of this amendment is not expected to impact our consolidated financial position, results of operations, or cash flows; however it may require additional disclosures.

Note 3 – Earnings per Share

The following table illustrates the reconciliation between basic and diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2010:

	2011	2010
Weighted average shares outstanding - basic	38,091,910	38,120,517
Issuance of shares from stock options exercisable	2,888,549	1,294,807
Repurchase of shares from stock options proceeds	(2,359,260)	(478,885)

Weighted average shares outstanding - diluted	38,621,199	38,936,439

Outstanding stock options totaling 2.8 million and 1.3 million were dilutive securities that were included in the computation of diluted earnings per share for each of the three months ended March 31, 2011 and 2010, respectively. Outstanding stock options totaling 2.2 million were not dilutive at March 31, 2010 because the exercise price for such options exceeded the average market price for our common shares for the three-month period ended March 31, 2010.

Note 4 – Notes Receivable

Silverleaf has only one class of financing receivables - loans to purchasers of our Vacation Intervals, in the form of notes receivable, which are collateralized by their interest in such Vacation Intervals. Such notes receivable generally have initial terms of seven to ten years. The weighted average yield on outstanding notes receivable was 16.7% and 16.8% at March 31, 2011 and 2010, respectively, with individual rates ranging from 0% to 17.9%. As of March 31, 2011, $4.4 million of timeshare notes receivable have interest rates below 10%. In connection with the sampler program, we routinely enter into notes receivable with terms of 10 months. Notes receivable from sampler sales were $3.2 million and $2.8 million at March 31, 2011 and 2010, respectively, and are non-interest bearing.

We consider accounts over 60 days past due to be delinquent. We record the cancellation of all notes that become 90 days delinquent, net of notes that are no longer 90 days delinquent. We continue collection efforts with regard to all timeshare notes receivable from customers until all collection techniques that we utilize have been exhausted.

The aging of our gross notes receivable is as follows as of March 31, 2011 and 2010 (in thousands):

	2011		2010
	Principal	Percentage	Principal	Percentage

Current	$439,985	96.3%	$425,483	95.1%
1 to 60 days past due	11,848	2.6%	14,005	3.1%
61 to 90 days past due	5,109	1.1%	7,907	1.8%
Greater than 90 days	—	0.0%	—	0.0%

Balance, end of period	$456,942	100.0%	$447,395	100.0%

As of March 31, 2011, an additional $61.3 million of notes receivable, of which $49.4 million is pledged to senior lenders, would have been considered to be delinquent had we not granted payment concessions to the customers, which brings a delinquent note current and extends the maturity date once a payment is made.

The activity in gross notes receivable is as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010

Balance, beginning of period	$454,593	$449,407
Sales	41,633	38,011
Collections	(22,422)	(21,829)
Receivables charged off	(16,862)	(18,194)

Balance, end of period	$456,942	$447,395

We provide for estimated Vacation Interval defaults at the time the Vacation Interval revenue is recorded as a reduction to Vacation Interval sales. The estimated uncollectible revenue represents gross losses for newly originated Vacation Interval sales. Estimated inventory recoveries are a component of the relative sales value method in determining cost of sales.

The activity in the allowance for uncollectible notes is as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010

Balance, beginning of period	$91,731	$94,585
Estimated uncollectible revenue	13,552	13,947
Receivables charged off	(16,862)	(18,194)

Balance, end of period	$88,421	$90,338

The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.9% for the first quarter of 2011 and 28.3% for the first quarter of 2010. The allowance for uncollectible notes as a percentage of gross notes receivable was 19.4% and 20.2% as of March 31, 2011 and 2010, respectively.

Estimated uncollectible revenue is recorded at an amount sufficient to maintain the allowance for uncollectible notes at a level management considers adequate to provide for anticipated losses resulting from customers’ failure to fulfill their obligations under the terms of their notes. The allowance for uncollectible notes is adjusted based upon a periodic static-pool analysis of the notes receivable portfolio, which tracks uncollectible notes for each year’s sales over the lives of the notes. We use various mass marketing techniques, thus a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. As a result, the primary credit quality indicator we use to calculate the allowance for uncollectible accounts for our Vacation Interval notes receivable is the customer’s credit score (FICO® scores). Other factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, and current economic factors. The weighted average FICO® score for Vacation Interval sales financed during the quarters ended March 31, 2011 and 2010 was 677 and 679, respectively. The weighted average FICO® score of our loan portfolio as of March 31, 2011 and 2010 was 659 and 656, respectively.

Our notes receivable portfolio by FICO® score band is as follows as of March 31, 2011 and 2010 (in thousands):

	2011		2010
FICO® Score Band	Principal	Percentage	Principal	Percentage

600 and below, including no score	$109,662	24.0%	$104,671	23.4%
601 to 700	215,832	47.2%	214,721	48.0%
701 and above	131,448	28.8%	128,003	28.6%

Totals	$456,942	100.0%	$447,395	100.0%

We believe our notes receivable are adequately reserved, however, we will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful, that defaults have stabilized, or that defaults will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Notes receivable are scheduled to mature as follows at March 31, 2011 (in thousands):

For the 12-Month Period Ending March 31,
2012	$57,747
2013	54,873
2014	60,738
2015	65,176
2016	65,677
Thereafter	152,731

Notes receivable, gross	456,942
Less allowance for uncollectible notes	(88,421)
Less discount on notes receivable	(121)

Notes receivable, net	$368,400

Note 5 – Debt

The following table summarizes our notes payable, capital lease obligations, and senior subordinated notes at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,	Revolving
	2011	2010	Term	Maturity
$60 million receivables-based revolver ($60 million maximum combined receivable, inventory, and acquisition commitments, see inventory / acquisition component below)	$17,636	$7,073	1/31/12	1/31/13
$20 million receivables-based revolver	(22)	1,087	6/30/11	6/30/11
$75 million receivables-based revolver	26,831	10,506	8/31/13	8/31/16
$75 million receivables-based revolver (limited in funded amounts to $40 million, pending a new participating lender)	24,780	28,793	6/09/12	6/09/15
$100 million receivables-based revolver	345	—	5/12/11	2/12/13
$115.4 million receivables-based non-revolver, including a total remaining discount of approximately $1.3 million	29,759	33,466	—	3/16/20
$151.5 million receivables-based non-revolver, including a total remaining discount of approximately $3.8 million	95,607	110,211	—	7/15/22
$104.4 million receivables-based non-revolver, including a total remaining discount of approximately $50,000	93,649	104,376	—	5/15/22
$48.4 million receivables-based non-revolver, including a total remaining discount of approximately $2.4 million	42,424	45,464	—	7/15/22
Inventory / acquisition loan agreement (see $60 million receivables-based revolver above)	10,877	12,479	—	1/31/12
$50 million inventory / acquisition loan agreement	44,975	47,543	11/30/13	11/30/16
Various notes, due from September 2011 through July 2020, collateralized by various assets	6,943	7,008	—	various

Total notes payable	393,804	408,006
Capital lease obligations	785	885	—	various

Total notes payable and capital lease obligations	394,589	408,891
12.0% senior subordinated notes	7,682	7,682	—	4/01/12

Total	$402,271	$416,573

At March 31, 2011, our senior credit facilities provided for loans of up to $598.4 million, of which $211.5 million was available for future advances. Our weighted average cost of borrowings for the three months ended March 31, 2011 was 8.8% compared to 6.2% for the three months ended March 31, 2010.

Our fixed-to-floating debt ratio at March 31, 2011 was 68% fixed to 32% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At March 31, 2011, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.24%.

In February 2011, we extended the revolving period of our receivables-based credit facility through Silverleaf Finance IV, LLC (“SF-IV”) for 90 days, from February 12, 2011 to May 12, 2011.

In March 2011, we amended our $50 million receivables-based revolver to increase availability to $75 million, extended the revolving period from August 2011 to August 2013, and extended the maturity date from August 2014 to August 2016. The maximum aggregate commitment under the facility is the amount by which $75 million exceeds the aggregate amount outstanding under our Timeshare Loan-Backed Notes Series 2008-A (“Series 2008-A Notes”) purchased by the senior lender, which was $8.1 million at March 31, 2011. The interest rate was adjusted from Prime with a floor of 6% to LIBOR plus 3% with a floor of 6%. In addition, certain financial covenants were modified under the terms of the amendment. The tangible net worth minimum was adjusted to not less than the sum of (i) the amount that is 80% of our tangible net worth, calculated based on the balance sheet of our audited financial statements for the year ended December 31, 2010, plus (ii) 50% of our consolidated net income for each calendar year, if positive, ending on or after December 31, 2011. The maximum allowable limit on the ratio of debt to tangible net worth which previously could not exceed 6.0 to 1 at any time during the term of the facility was modified and this ratio must now be less than or equal to 4.5 to 1.

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

The fair value of our 12.0% senior subordinated notes approximates its carrying value of $7.7 million at March 31, 2011 as these notes were initially issued at 10.0% in a private transaction in June 2009 in a one-for-one exchange for our 8.0% senior subordinated notes, and then subsequently amended in November 2010 to increase the interest rate to 12.0% effective October 1, 2010.

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

The following table represents our assets measured at fair value on a recurring basis as of March 31, 2011 and the basis for that measurement (in thousands):

	Level 1	Level 2	Level 3

Interest rate cap derivative	$—	$104	$—

Total	$—	$104	$—

We estimate the fair value of our interest rate cap derivative using quoted market prices for similar assets in an active market.

Assets Measured at Fair Value on a Non-Recurring Basis — We assess potential impairments to our long-lived assets, including land, equipment, buildings, and leasehold improvements, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2011 and 2010, we had no impairments related to these assets. See Note 2 for an additional disclosure regarding our long-lived assets.

Note 8 – Subsidiary Guarantees

All subsidiaries of the Company, except SF-IV, Silverleaf Finance VI, LLC (“SF-VI”), Silverleaf Finance VII, LLC (“SF-VII”), Silverleaf Finance VIII, LLC (“SF-VIII”), and Silverleaf Finance IX, LLC (“SF-IX”), have guaranteed our 12.0% senior subordinated notes with a balance of $7.7 million at March 31, 2011. Separate financial statements and other disclosures concerning these guarantor subsidiaries are not presented herein because such guarantees are full and unconditional and joint and several, and such subsidiaries represent wholly-owned subsidiaries of the Company. In addition, these subsidiaries had nominal balance sheets at March 31, 2011 and December 31, 2010, and no operations for the three months ended March 31, 2011 and 2010.

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

Litigation Related to the Merger

In February 2011, three purported shareholder derivative suits were filed in Dallas County state district court arising out of the Agreement and Plan of Merger between Silverleaf and Resort Holdings. The three suits have been consolidated into one action before the 116th District Court styled In re: Silverleaf Resorts, Inc. Derivative Litigation, Cause No. DC-11-1419-F (the “Consolidated Action”). In their Consolidated Amended Derivative Petition, the plaintiffs purport to assert claims on behalf of Silverleaf against each member of the Company’s Board, as well as Cerberus and its affiliate companies, Resort Holdings and Merger Sub. The plaintiffs’ allegations include that the consideration in the proposed transaction is inadequate; that the Board entered into the proposed transaction to procure significant financial benefits for themselves and senior management; that the Board and senior management unreasonably favored Cerberus throughout the sales process; the Board agreed to deal protective devices that precluded a successful competing offer for Silverleaf; that, based on the Silverleaf’s March 10, 2011 preliminary proxy statement, the Board failed to make adequate disclosures to allow Silverleaf’s shareholders to cast an informed vote regarding the proposed transaction; and that such alleged conduct constitutes a breach of the Board’s duties of loyalty, due care, independence, candor, good faith, and fair dealing. The plaintiffs also claim that Silverleaf and the Cerberus entities aided and abetted in the alleged breaches of fiduciary duty by the Company’s directors. On March 15, 2011, another purported shareholder derivative suit was filed in Dallas County state district court, styled Jose Dias, on behalf of himself and others similarly situated vs. Robert E. Mead, et al (the “Dias Action”). In that suit, the plaintiff purports to assert claims on behalf of the Company against each of its directors based on similar allegations as in the consolidated petition and asserts claims for breach of fiduciary duty and breach of the duty of disclosure. Under the consolidation order issued by the 116th District Court, Silverleaf anticipates that the Dias Action will be transferred and consolidated with the other suits in the Consolidated Action. Among other relief, the plaintiffs in these derivative suits seek to enjoin the proposed transaction or recover damages if the transaction is consummated. None of the defendants have responded to the derivative lawsuits.

In addition, on or about February 16, 2011, Silverleaf received a written demand from legal counsel for Frank Parker, Carlos Tapia, and Leslie Neil Hull, purported shareholders of the Company. Further, on or about March 1, 2011, Silverleaf received a written demand from legal counsel for Igor Zlokarmik, also a purported shareholder of the Company. These purported shareholders allege that the directors breached their fiduciary duties in connection with the proposed acquisition based on similar allegations as set forth in the derivative lawsuits and they demand that the Company pursue legal action against the directors. Silverleaf has not responded to the written demands.

At the Company’s request, on April 4, 2011, the 116th District Court appointed Paul R. Bessette, a shareholder of the law firm Greenberg Traurig, LLP and Co-Chair of the firm’s National Securities Litigation group, to perform an independent review of the allegations made in the derivative lawsuits and in the written demands from shareholders pursuant to Section 21.554(a)(3) of the Texas Business Organizations Code (“TBOC”). Mr. Bessette has been delegated full and complete authority to exercise the business judgment of the Company and to determine and implement or cause to be implemented any actions to be taken by Silverleaf in response to the findings he makes, including but not limited to: (i) whether it is in the best interests of Silverleaf that the derivative suits be continued or whether the derivative suits should be terminated and (ii) the terms, if any, upon which any claim within the scope of his responsibility and authority should be dismissed, settled, and/or released. The Court stayed the derivative proceedings pending Mr. Bessette’s review pursuant to Section 21.555 of the TBOC.

On April 26, 2011, Mr. Bessette submitted to the Company his report with respect to the claims asserted in the Consolidated Action. This report was the result of Mr. Bessette’s comprehensive investigation of plaintiff’s claims in the purported derivative lawsuits. His investigation consisted primarily of documentary and testimonial due diligence conducted over an approximately four-week period, including, without limitation: (i) a review of all pleadings and other documents filed in the Consolidated Action; (ii) in-person meetings with and telephonic interviews of counsel for Silverleaf and the plaintiffs; (iii) a review of draft and definitive documents, agreements, communications, reports, presentations and corporate books and records, including Silverleaf’s public announcements of and filings with the SEC, the U.S. Federal Trade Commission and the U.S. Department of Justice, and all other documents and information produced by Silverleaf and its counsel at the request of Mr. Bessette; (iv) comprehensive interviews of principal parties to the Consolidated Action, the representatives of the constituent parties involved in Cerberus’ acquisition of Silverleaf through the merger, and other third-party witnesses Mr. Bessette deemed relevant and necessary in the conduct of his investigation; and (v) research under applicable Texas and Delaware state corporate and U.S. federal securities law and a review of recent public company sale of control transactions processes, agreements, terms and conditions which Mr. Bessette, in his judgment and experience, deemed reasonably comparable to the merger and relevant to the conduct of his investigation.

As a result of this investigation, Mr. Bessette concluded that the continuation of the Consolidated Action is not in the best interests of Silverleaf and that, for reasons detailed in the full report, the Silverleaf directors named in the Consolidated Action complied with their fiduciary obligations to Silverleaf under Texas law in connection with the sale of Silverleaf to Cerberus.

On May 9, 2011, Silverleaf and the other parties to the Consolidated Action (through their respective counsel) reached a settlement in principle, which provides for the dismissal with prejudice of the Consolidated Action and a release of the defendants from all present and future claims asserted in the Consolidated Action in exchange for, among other things, providing the Company’s shareholders with the supplemental disclosure contained in the May 9, 2011 Supplement #1 to the Company’s Definitive Proxy Statement, filed April 18, 2011. In addition, as part of the settlement in principle, Silverleaf has agreed to pay an amount not to exceed $200,000 to plaintiffs’ counsel for their fees and expenses, subject to court approval. Silverleaf has had preliminary conversations with representatives of its insurers and expects such insurers to contribute $75,000 toward such fees and expenses. The proposed settlement is subject to further definitive documentation and to a number of conditions, including, without limitation, the consolidation of the Dias Action into the Consolidated Action, the completion of certain reasonable discovery by the plaintiffs, the drafting and execution of a formal Stipulation of Settlement, and court approval of the proposed settlement. There is no assurance that these conditions will be satisfied.

The settlement will not affect the merger consideration to be paid to shareholders of Silverleaf in connection with the proposed merger, and it did not affect the timing of the special meeting of shareholders held on May 11, 2011.

Note 10 – Consolidation of Variable Interest Entities

We sell customer notes receivable originated in connection with the sale of Vacation Intervals to our variable interest entities (SF-IV, SF-VI, SF-VII, SF-VIII, and SF-IX). The primary purpose for which these entities were created was to provide Silverleaf with access to liquidity for the origination of notes receivable in the sale of its timeshare intervals. These entities have no equity investment at risk, making them VIEs. The debt securities that our VIEs issue are collateralized by the customer notes receivable sold and transferred to these entities. We continue to service the notes receivable and transfer all proceeds collected to these VIEs. These servicing fees are eliminated in consolidation and are therefore not reflected in our condensed consolidated financial statements. As the servicer, we manage the delinquent loans and determine which loss mitigation strategy will maximize recoveries on a particular loan. We have consolidated these VIEs in our condensed consolidated financial statements since their inception as we have 100% ownership in them and are the primary beneficiary.

At March 31, 2011, the carrying amount of the consolidated assets included within our condensed consolidated balance sheet for these VIEs totaled $285.4 million, comprised of $255.2 million of notes receivable, net of allowance for uncollectible notes, $17.3 million of restricted cash, $10.2 million of prepaid and other assets, $3.1 million of accrued interest receivable, $10,000 of cash and cash equivalents, and $308,000 of amounts due to affiliates. At March 31, 2011, the carrying amount of the consolidated liabilities included within our condensed consolidated balance sheet for these VIEs totaled $263.7 million, comprised of $261.8 million of notes payable, $1.9 million of accrued interest payable, and $20,000 of other accounts payable and accrued expenses.

Note 11 – Subsequent Events

Effective May 12, 2011, we executed a new term securitization transaction through a newly-formed, wholly-owned and fully consolidated VIE, Silverleaf Finance X, LLC (“SF-X”). SF-X was formed for the purpose of issuing approximately $23.8 million of its Timeshare Loan-Backed Notes Series 2011-A (“Series 2011-A Notes”) in a private placement under Regulation D of the Securities Act of 1933. The Series 2011-A Notes were issued as a single class of notes with a coupon rate of 9.00% and at a discount totaling approximately $1.5 million. The discount is amortized as an adjustment to interest expense over the terms of the related loans using the effective interest method, which generates an effective interest rate on these notes of approximately 13.9% as of May 12, 2011. The Series 2011-A Notes have a final maturity date of June 2023. Approximately $6.0 million of the proceeds received by SF-X will be held in a special prefunding account in restricted cash under the terms of the indenture through the prefunding termination date of August 31, 2011. We have until the prefunding termination date to sell up to approximately $8.5 million in additional qualifying timeshare loans to SF-X. All funds held in the prefunding account that are not used by SF-X to finance the purchase of additional qualifying timeshare loans from us during the prefunding period will be returned to the holders of the Series 2011-A Notes as a distribution of principal. We entered into a guaranty regarding the SF-X Series 2011-A Notes in which we will be liable for all aggregate defaulted timeshare loan make-whole amounts, if any, determined prior to each monthly payment date.

The Series 2011-A Notes are secured by customer notes receivable we sold to SF-X. The customer notes receivable sold to SF-X were previously pledged as collateral under revolving credit facilities with our senior lenders. The cash proceeds from the sale of the customer notes receivable to SF-X were used to repay approximately $7.4 million in consolidated indebtedness to senior lenders and for working capital needs. Pursuant to the terms of an agreement, we continue to service these customer notes receivable and receive fees for our services. These servicing fees are eliminated in consolidation and are therefore not reflected in our condensed consolidated financial statements.

Shareholder Approval of Merger

As previously disclosed, on February 3, 2011 Silverleaf entered into a Merger Agreement with Resort Holdings and Merger Sub, a wholly-owned subsidiary of Resort Holdings. Both Resort Holdings and Merger Sub are affiliates of Cerberus. On May 11, 2011, Silverleaf held a special meeting of its shareholders, and received approval for the merger.

Subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement and discussed in detail in the Definitive Proxy Statement on Schedule 14A filed with the SEC by Silverleaf on April 18, 2011, and as supplemented on May 9, 2011, Silverleaf expects to close the merger on or about May 16, 2011.

Upon completion of the merger, Silverleaf will become a private company, wholly-owned by Resort Holdings, an affiliate of Cerberus, and its common stock will no longer be traded on NASDAQ.

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

•	seasonal fluctuation in the timeshare business;

•	local and regional economic conditions that affect the travel and tourism industry in the areas where we operate;

•	the loss of any of our senior management;

•	competition in the timeshare industry and the financial resources of our competitors;

•	the merger may involve unexpected costs or unexpected liabilities;

•	if the merger is not completed under certain circumstances, Silverleaf may be required to repay expenses incurred by Resort Holdings and Merger Sub, or even pay a termination fee;

•

the likely decline of the market price for the Company’s common stock in the event the merger is not completed, to the extent that the current market price of the stock reflects the assumption that the merger will be consummated;

•	the risk that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	any adjustment to, or event of default under, our warehouse facilities; and

•	volatility in the stock markets.

Other factors not identified above, include, among others, those discussed in our 2010 Form 10-K as filed with the Securities and Exchange Commission on March 16, 2011. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance taking into account all information known to us at the time such statements are made. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. We caution investors that while forward-looking statements reflect our good-faith beliefs at the time such statements are made, such statements are not guarantees of future performance and are affected by actual events that occur after said statements are made. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends existing when those statements were made, to anticipate future results or trends.

Executive Overview

As of March 31, 2011, we own and operate 13 timeshare resorts in various stages of development in Texas, Missouri, Illinois, Georgia, Massachusetts, and Florida, and a hotel near the Winter Park recreational area in Colorado. Our resorts offer a wide array of country club-like amenities, such as golf, an indoor water park, swimming, horseback riding, boating, and many organized activities for children and adults. We have a Vacation Interval ownership base of over 115,000 members. Our condensed consolidated financial statements include the accounts of Silverleaf Resorts, Inc. and its subsidiaries, all of which are wholly-owned and consolidated.

Results of Operations

The following table summarizes key ratios from our condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010:

	2011	2010

As a percentage of total revenues:
Vacation Interval sales	90.6%	90.8%
Estimated uncollectible revenue	(22.5)%	(25.7)%
Net sales	68.1%	65.1%

Interest income	28.7%	31.5%
Management fee income	1.3%	1.1%
Other income	1.9%	2.3%
Total revenues	100.0%	100.0%

As a percentage of Vacation Interval sales:
Cost of Vacation Interval sales	5.4%	5.2%
Sales and marketing	54.4%	55.7%

As a percentage of total revenues:
Operating, general and administrative	18.2%	18.0%
Depreciation	2.6%	3.0%

As a percentage of interest income:
Interest expense and lender fees	62.6%	46.0%

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

Revenues for the quarter ended March 31, 2011 were $60.1 million, representing a $5.9 million, or 10.8%, increase compared to revenues for the quarter ended March 31, 2010. As discussed below, the increase is primarily attributable to a $5.6 million increase in net Vacation Interval sales.

The following table summarizes our Vacation Interval sales for the three months ended March 31, 2011 and 2010 (dollars in thousands, except average price):

	2011			2010
			Average			Average
	Sales	Intervals	Price	Sales	Intervals	Price
Interval Sales to New Customers	$23,086	2,293	$10,068	$20,977	2,378	$8,821
Upgrade Interval Sales to Existing Customers	20,237	2,422	8,355	18,908	2,938	6,437
Additional Interval Sales to Existing Customers	11,104	935	11,876	9,310	911	10,220

Total	$54,427			$49,195

Vacation Interval sales increased 10.6% during the first quarter of 2011 versus the same period of 2010 primarily due to sales of higher-end products in the first quarter of 2011 and a 10.2% increase in tours. The number of interval sales to new customers decreased 3.6% but average prices increased 14.1%, resulting in a 10.1% net increase in sales to new customers in the first quarter of 2011 versus the same period of 2010. The number of upgrade interval sales to existing customers decreased 17.6% but average prices increased 29.8%, resulting in a 7.0% net increase in upgrade interval sales to existing customers during the first quarter of 2011 compared to the same period of 2010. The number of additional interval sales to existing customers increased 2.6% and average prices increased 16.2% resulting in a 19.3% increase in additional interval sales to existing customers during the first quarter of 2011 versus the same period of 2010. Vacation Interval sales to existing owners comprised 57.6% and 57.4% of total Vacation Interval sales in the first quarters of 2011 and 2010, respectively. Sales to existing owners have lower associated sales and marketing costs compared to sales to new customers.

Estimated uncollectible revenue, which represents estimated future gross cancellations of notes receivable, was $13.6 million for the first quarter of 2011 versus $13.9 million for the same period of 2010. The provision for estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.9% in the first quarter of 2011 compared to 28.3% for the first quarter of 2010. The allowance for uncollectible notes as a percentage of gross notes receivable was 19.4% and 20.2% as of March 31, 2011 and 2010, respectively. Our receivables charged off as a percentage of beginning of period gross notes receivable was 3.7% for the first quarter of 2011 compared to 4.0% for the same period of 2010. Factors considered in the assessment of uncollectibility include the aging of notes receivable, historical collection experience and credit losses, customer credit scores (FICO® scores), and current economic factors. We believe our notes receivable are adequately reserved, however, there can be no assurance that defaults have stabilized or that they will not increase further. We review the allowance for uncollectible notes quarterly and make adjustments as necessary.

Interest income remained fairly constant at $17.3 million for the first quarter of 2011 and $17.1 million for the first quarter of 2010.

Management fee income, which consists of management fees collected from the resorts’ management clubs, cannot exceed the management clubs’ excess of revenues over expenses. Management fee income increased $150,000 to $780,000 for the first quarter of 2011 versus $630,000 for the same period of 2010, due primarily to an increase in profitability of the resorts’ management clubs.

Other income consists of water park income, marina income, golf course and pro shop income, hotel income, and other miscellaneous items. Other income remained the same at $1.2 million for each of the three-month periods ended March 31, 2011 and 2010.

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

Cost of Vacation Interval sales remained fairly constant at 5.4% of Vacation Interval sales for the first quarter of 2011 compared to 5.2% for the first quarter of 2010.

Sales and Marketing

Sales and marketing expense as a percentage of Vacation Interval sales decreased to 54.4% for the first quarter of 2011 versus 55.7% for the comparable prior-year period. The decrease in sales and marketing expense as a percentage of Vacation Interval sales is primarily due to sales of higher-end product, which have a higher profit margin than our lower-end product, in the first quarter of 2011 compared to the first quarter of 2010. The sales mix remained fairly steady at 57.6% of sales to existing customers in the first quarter of 2011 compared to 57.4% in the first quarter of 2010.

In accordance with the FASB ASC “Real Estate – Timesharing Activities,” sampler sales and related costs are accounted for as incidental operations, whereby incremental costs in excess of related incremental revenues are charged to expense as incurred. Since our sampler sales primarily function as a marketing program, providing us additional opportunities to sell Vacation Intervals to prospective customers, the incremental costs of our sampler sales typically exceed incremental sampler revenues. Accordingly, $881,000 and $879,000 of sampler revenues were recorded as a reduction to sales and marketing expense for the quarters ended March 31, 2011 and 2010, respectively.

Operating, General and Administrative

Operating, general and administrative expenses as a percentage of total revenues increased to 18.2% in the first quarter of 2011 from 18.0% for the same period of 2010. Overall, operating, general and administrative expenses increased by $1.2 million during the first quarter of 2011 as compared to the first quarter of 2010, primarily due to an increase in professional fees of $480,000, an increase of $305,000 in salaries, and an increase of $285,000 in group insurance.

Depreciation

Depreciation expense as a percentage of total revenues decreased to 2.6% for the quarter ended March 31, 2011 versus 3.0% for the same quarter of 2010. Overall, depreciation expense was $1.6 million for the first quarters of 2011 and 2010.

Interest Expense and Lender Fees

Interest expense and lender fees as a percentage of interest income increased to 62.6% for the first quarter of 2011 compared to 46.0% for the same period of 2010. Overall, interest expense and lender fees increased $2.9 million for the first quarter of 2011 versus the same period of 2010 primarily due to an increase in lender fees related to our SF-VII securitization which closed in June of 2010, our SF-VIII and SF-IX securitizations which closed in December 2010, and amendments to our other senior loan agreements since March 31, 2010. In addition, the weighted average cost of borrowings increased to 8.8% for the first quarter of 2011 from 6.2% for the first quarter of 2010. Although interest rates remained fairly constant throughout 2010 and the first quarter of 2011, the increase in the weighted average cost of borrowings is primarily due to the interest rates on our SF-VII and SF-IX securitizations which are higher than the floor interest rates on our receivables-based and inventory revolvers. Our SF-VII securitization was issued with a blended coupon rate of 7.366% and at a discount of $6.0 million and our SF-IX securitization was issued with a blended coupon rate of 12.00% and at a discount of $3.0 million. The discounts are amortized as an adjustment to interest expense over the term of the related loans using the effective interest method, which generates a blended effective interest rate on our SF-VII and SF-IX notes of approximately 9.6% and 16.6% as of March 31, 2011.

Income before Provision for Income Taxes

Income before provision for income taxes was $4.2 million for the quarter ended March 31, 2011 compared to $5.0 million for the quarter ended March 31, 2010 as a result of the above-mentioned operating results.

Provision for Income Taxes

Provision for income taxes as a percentage of income before provision for income taxes was 37.0% and 39.0% for the quarters ended March 31, 2011 and 2010, respectively.

Net Income

Net income was $2.6 million for the quarter ended March 31, 2011 compared to $3.1 million for the quarter ended March 31, 2010 as a result of the above-mentioned operating results.

Liquidity and Capital Resources

At March 31, 2011, our senior credit facilities provided for loans of up to $598.4 million, of which $386.9 million of principal related to advances under the credit facilities was outstanding and $211.5 million was available for future advances. The following table summarizes our credit agreements with our senior lenders, our wholly-owned and consolidated special purpose finance subsidiaries, and our senior subordinated debt and other debt, as of March 31, 2011 (in thousands):

	Maximum Amount Available	Outstanding Balance
Receivables-Based Revolvers	$276,052	$69,570
Receivables-Based Non-Revolvers	261,439	261,439
Inventory Loans	60,877	55,852

Subtotal Senior Credit Facilities	598,368	386,861
Senior Subordinated Debt	7,682	7,682
Other Debt	7,728	7,728

Grand Total	$613,778	$402,271

We use these credit agreements to finance the sale of Vacation Intervals, to finance construction, and for working capital needs.

Our senior credit facilities mature between June 2011 and July 2022 and are collateralized (or cross-collateralized) by customer notes receivable, inventory, construction in process, land, improvements, and related equipment at certain of our resorts. Our fixed-to-floating debt ratio at March 31, 2011 was 68% fixed to 32% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%. The credit facilities that bear interest at variable rates are tied to the Prime rate or LIBOR. At March 31, 2011, the annual Prime rate on our senior credit facilities was 3.25% and the one-month LIBOR rate on these facilities was 0.24%. For the quarter ended March 31, 2011, the weighted average cost of funds for all borrowings was 8.8%. The credit facilities secured by customer notes receivable allow advances of 75% to 80% of eligible customer notes receivable. Customer defaults have a significant impact on our cash available from financing customer notes receivable in that notes more than 60 days past due are not eligible as collateral. As a result, we must repay borrowings against such delinquent notes. As of March 31, 2011, $5.1 million of notes, net of accounts charged off, were more than 60 days past due.

In addition, we have $7.7 million of 12.0% senior subordinated notes due April 2012 which are guaranteed by all of our present and future domestic restricted subsidiaries. Payment terms related to these notes require quarterly interest payments through maturity. The remaining $7.7 million in outstanding principal balance will be due at maturity on April 1, 2012.

We anticipate a continuation of the difficult economic environment we experienced throughout 2010 and the first quarter of 2011. These economic weaknesses present formidable challenges related to constrained consumer spending, collection of customer receivables, access to capital markets, and ability to manage inventory levels. Our customers may be more vulnerable to deteriorating economic conditions than consumers in the luxury or upscale timeshare markets. Additionally, significant increases in the cost of transportation may limit the number of potential customers who travel to our resorts for a sales presentation. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could also cause an increase in the number of our customers who become delinquent, file for protection under bankruptcy laws, or default on their loans. This could result in further increases in our provision for estimated uncollectible revenue in 2011.

During 2010, we extended certain of our existing senior credit facilities. In connection with such extensions, we have in certain cases, agreed to pay higher interest rates and fees. In June 2010, we executed a new term securitization transaction through SF-VII, a wholly-owned and fully consolidated VIE. The Series 2010-A Notes were issued in this securitization at a discount of approximately $6.0 million, have a blended coupon rate of 7.366% and a blended effective interest rate of approximately 9.6% as of March 31, 2011. In December 2010, we executed two new term securitization transactions through SF-VIII and SF-IX, two wholly-owned and fully consolidated VIEs. The Series 2010-B Notes which were issued through SF-VIII at a discount of approximately $57,000, have a blended coupon rate of 6.47% and a blended effective interest rate of approximately 6.5% as of March 31, 2011. The Series 2010-C Notes which were issued through SF-IX at a discount of approximately $3.0 million, have a blended coupon rate of 12.00% and a blended effective interest rate of approximately 16.6% as of March 31, 2011. In addition, current conditions in the commercial credit markets are such that an increase in interest rates is likely on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and could adversely impact our results of operations.

Although we have no immediate growth plans, to finance our future operations, development, and any potential expansion plans, we may at some time be required to consider the issuance of other debt, equity, or collateralized mortgage-backed securities. Any debt we incur or issue may be secured or unsecured, have fixed or variable-rate interest, include warrants or other equity component, and may be subject to such terms as we deem prudent. In addition, certain existing debt agreements include restrictions on our ability to pay dividends based on minimum levels of net income and cash flow. Our ability to pay dividends might also be restricted by the TBOC.

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

We are in compliance with these covenants as of March 31, 2011. However, there can be no assurance that we will continue to meet these or other financial covenants contained in our debt agreements with our senior lenders.

One of our senior lenders, Textron Financial Corporation, and other timeshare industry lenders have announced that they will cease or modify their commercial lending activities in the future. While we have received no notice from any of our other lenders that our current financing arrangements will be impacted by these decisions, our ability to obtain financing in the future to replace these facilities may be limited by a lack of commercial lenders. At March 31, 2011, we had a total of $28.5 million outstanding under our senior credit facility with Textron, which comprises 7.1% of our total outstanding debt of $402.3 million. Our availability for future advances under our senior credit facilities was $211.5 million at March 31, 2011, of which $31.5 million, or 14.9%, was related to our Textron senior credit facility. While we do not currently anticipate a material impact to our liquidity as a result of Textron’s announcement about its future as a timeshare lender, we will continue to monitor the effect of this announcement on our operations.

In October 2010, we amended our consolidated receivables, inventory and acquisition revolving line of credit with Textron. The maximum aggregate commitment under the facility, which was $60 million at March 31, 2011, will be $50 million effective July 31, 2011, and $40 million effective January 31, 2012. The revolving period of the receivables component was extended one year from January 31, 2011 to January 31, 2012, provided that if the maximum amount outstanding exceeds the maximum aggregate commitment on any of the respective dates on which the maximum aggregate commitment is reduced, the revolving term shall end on that date. The maturity date will remain at January 31, 2013. The interest rate for the receivables component will remain at the prime rate with an increase in the floor interest rate from 6.00% to 6.25%. The terms of the inventory and acquisition components remained the same.

We implemented what we believe to have been conservative business decisions and cash flow management during 2010 and the first quarter of 2011 which we believe will allow us to maintain adequate liquidity through 2011. However, there can be no assurance that economic conditions will not deteriorate further, which could increase customer loan delinquencies and defaults. Increases in loan delinquencies and defaults could impair our ability to pledge or sell such loans to lenders in order to obtain sufficient cash advances to meet our obligations through 2011.

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

During the three months ended March 31, 2011, cash provided by operating activities was $3.7 million compared to $5.2 million during the same period of 2010. The $1.5 million decrease in cash provided by operating activities during 2011 primarily resulted from an increase in the growth of our gross notes receivable in the first three months of 2011 and the timing of payments on prepaid and other assets.

Cash Flows from Investing Activities. During the first quarter of 2011, net cash used in investing activities was $207,000 compared to cash provided of $1.7 million during the first quarter of 2010. Net cash used of $207,000 in 2011 was the result of purchases of equipment, leasehold improvements, and other general capital expenditures. Net cash provided of $1.7 million in 2010 was primarily the result of $2.0 million of proceeds received from the sale of water utility assets at our Seaside Resort, partially offset by $283,000 of purchases of equipment, leasehold improvements, and other general capital expenditures. The gain resulting from the sale of the water utility assets was $77,000.

Cash Flows from Financing Activities. During the first three months of 2011, financing activities used $3.3 million of net cash compared to $10.1 million in the comparable 2010 period. Net cash used of $3.3 million in 2011 was primarily the result of $47.4 million of proceeds received from borrowings against pledged notes receivable and inventory loans, a $12.3 million release of restricted cash previously reserved for payments of debt, and $116,000 of proceeds received from the exercise of stock options, offset by $63.1 million of payments on borrowings against pledged notes receivable and inventory loans. Net cash used of $10.1 million in 2010 was primarily the result of $50.3 million of proceeds received from borrowings against pledged notes receivable and inventory loans and a $1.4 million release of restricted cash previously reserved for payments of debt, offset by $61.6 million of payments on borrowings against pledged notes receivable and inventory loans and $248,000 for the purchase of treasury shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General — Interest on our notes receivable portfolio, senior subordinated debt, capital leases, and miscellaneous notes is fixed, whereas interest on our primary loan agreements, with an outstanding loan balance of $386.9 million at March 31, 2011, have a fixed-to-floating debt ratio of 68% fixed to 32% floating. However, the majority of our floating-rate debt is subject to interest-rate floors between 6.00% and 8.00%.

At March 31, 2011, the carrying value of our notes receivable portfolio approximates fair value because the weighted average interest rate on the portfolio approximates current interest rates received on similar notes. Our fixed-rate notes receivable are subject to interest rate risk and will decrease in fair value if market rates increase, which may negatively impact our ability to sell our fixed-rate notes in the marketplace.

Credit Risk — We are exposed to credit risk related to our notes receivable. We offer financing to the buyers of Vacation Intervals at our resorts. These buyers generally make a down payment of 10% to 15% of the purchase price and deliver a promissory note to us for the balance. The promissory notes generally bear interest at a fixed rate, are payable over a seven to ten year period, and are secured by a deed of trust on the Vacation Interval. We bear the risk of defaults on these promissory notes. Although we prescreen prospects via credit scoring techniques in the early stages of the marketing and sales process, we generally do not perform a detailed credit history review of our customers. Due to the state of the economy the last two years, and related deterioration of the residential real estate market and sub-prime mortgage markets, the risk of Vacation Interval defaults has heightened. Because we use various mass-marketing techniques, a certain percentage of our sales are generated from customers who may be considered to have marginal credit quality. In addition, during the past two years we experienced an increase in defaults in our loan portfolio as compared to historical rates. Due to existing economic conditions, there can be no assurance that defaults have stabilized or will not increase further. Customer default levels, other adverse changes in the credit markets, and related uncertain economic conditions may eliminate or reduce the availability or increase the cost of significant sources of funding for us in the future. Our estimated uncollectible revenue as a percentage of Vacation Interval sales was 24.9% for the first quarter of 2011 and 28.3% for both the first quarter of 2010 and the full year of 2010. We will continue to evaluate our collections process and marketing programs with a view toward establishing procedures aimed at reducing note defaults and improving the credit quality of our customers. However, there can be no assurance that these efforts will be successful.

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

Interest Rate Risk — We have historically derived net interest income from our financing activities because the interest rates we charge our customers who finance the purchase of their Vacation Intervals exceed the interest rates we pay to our senior lenders. As 32% of our senior indebtedness bears interest at variable rates and our customer notes receivable bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that we have historically experienced and could cause our interest expense on borrowings to exceed our interest income on our portfolio of customer loans. Although interest rates have remained fairly constant throughout 2010 and the first quarter of 2011, any increase in interest rates above applicable floor rates, particularly if sustained, could have a material adverse effect on our results of operations, cash flows, and financial position.

A hypothetical one-point interest rate increase in the marketplace at March 31, 2011 would result in a fair value decrease of approximately $14.9 million on our notes receivable portfolio. The impact of a one-point effective interest rate change on the $125.4 million balance of variable-rate debt instruments at March 31, 2011 would be approximately $35,000 on our results of operations, after income taxes, for the three months ended March 31, 2011, due to the interest rate floors we are subject to on the majority of our variable-rate debt.

Our variable funding note (“VFN”) with SF-IV acts as an interest rate hedge to partially offset potential increases in interest rates, since it contains a provision for an interest rate cap. The principal balance of the SF-IV line of credit was $345,000 at March 31, 2011. In February 2011, the revolving period of such VFN was extended for 90 days, from February 12, 2011 to May 12, 2011, as discussed in Note 5, “Debt.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, as required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management necessarily applied its judgment in assessing the cost-benefit relationship of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based upon the foregoing evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Litigation Related to the Merger

In February 2011, three purported shareholder derivative suits were filed in Dallas County state district court arising out of the Agreement and Plan of Merger between Silverleaf and Resort Holdings. The three suits have been consolidated into one action before the 116th District Court styled In re: Silverleaf Resorts, Inc. Derivative Litigation, Cause No. DC-11-1419-F, the Consolidated Action. In their Consolidated Amended Derivative Petition, the plaintiffs purport to assert claims on behalf of Silverleaf against each member of the Company’s Board, as well as Cerberus and its affiliate companies, Resort Holdings and Merger Sub. The plaintiffs’ allegations include that the consideration in the proposed transaction is inadequate; that the Board entered into the proposed transaction to procure significant financial benefits for themselves and senior management; that the Board and senior management unreasonably favored Cerberus throughout the sales process; the Board agreed to deal protective devices that precluded a successful competing offer for Silverleaf; that, based on the Silverleaf’s March 10, 2011 preliminary proxy statement, the Board failed to make adequate disclosures to allow Silverleaf’s shareholders to cast an informed vote regarding the proposed transaction; and that such alleged conduct constitutes a breach of the Board’s duties of loyalty, due care, independence, candor, good faith, and fair dealing. The plaintiffs also claim that Silverleaf and the Cerberus entities aided and abetted in the alleged breaches of fiduciary duty by the Company’s directors. On March 15, 2011, another purported shareholder derivative suit was filed in Dallas County state district court, styled Jose Dias, on behalf of himself and others similarly situated vs. Robert E. Mead, et al, the Dias Action. In that suit, the plaintiff purports to assert claims on behalf of the Company against each of its directors based on similar allegations as in the consolidated petition and asserts claims for breach of fiduciary duty and breach of the duty of disclosure. Under the consolidation order issued by the 116th District Court, Silverleaf anticipates that the Dias Action will be transferred and consolidated with the other suits in the Consolidated Action. Among other relief, the plaintiffs in these derivative suits seek to enjoin the proposed transaction or recover damages if the transaction is consummated. None of the defendants have responded to the derivative lawsuits.

In addition, on or about February 16, 2011, Silverleaf received a written demand from legal counsel for Frank Parker, Carlos Tapia, and Leslie Neil Hull, purported shareholders of the Company. Further, on or about March 1, 2011, Silverleaf received a written demand from legal counsel for Igor Zlokarmik, also a purported shareholder of the Company. These purported shareholders allege that the directors breached their fiduciary duties in connection with the proposed acquisition based on similar allegations as set forth in the derivative lawsuits and they demand that the Company pursue legal action against the directors. Silverleaf has not responded to the written demands.

Silverleaf’s Board appointed Paul R. Bessette, a shareholder of the law firm Greenberg Traurig, LLP and co-chair of the firm’s National Securities Litigation group, to perform an independent review of the allegations made in the derivative lawsuits and in the written demands from shareholders pursuant to Section 21.554(a)(3) of the Texas Business Organizations Code. Mr. Bessette has been delegated full and complete authority to exercise the business judgment of the Company and to determine and implement or cause to be implemented any actions to be taken by Silverleaf in response to the findings he makes, including but not limited to: (i) whether it is in the best interests of Silverleaf that the derivative suits be continued or whether the derivative suits should be terminated and (ii) the terms, if any, upon which any claim within the scope of his responsibility and authority should be dismissed, settled, and/or released. The Court stayed the derivative proceedings pending Mr. Bessette’s review pursuant to Section 21.555 of the TBOC.

On April 26, 2011, Mr. Bessette submitted to the Company his report with respect to the claims asserted in the Consolidated Action. This report was the result of Mr. Bessette’s comprehensive investigation of plaintiff’s claims in the purported derivative lawsuits. His investigation consisted primarily of documentary and testimonial due diligence conducted over an approximately four-week period, including, without limitation: (i) a review of all pleadings and other documents filed in the Consolidated Action; (ii) in-person meetings with and telephonic interviews of counsel for Silverleaf and the plaintiffs; (iii) a review of draft and definitive documents, agreements, communications, reports, presentations and corporate books and records, including Silverleaf’s public announcements of and filings with the SEC, the U.S. Federal Trade Commission and the U.S. Department of Justice, and all other documents and information produced by Silverleaf and its counsel at the request of Mr. Bessette; (iv) comprehensive interviews of principal parties to the Consolidated Action, the representatives of the constituent parties involved in Cerberus’ acquisition of Silverleaf through the merger, and other third-party witnesses Mr. Bessette deemed relevant and necessary in the conduct of his investigation; and (v) research under applicable Texas and Delaware state corporate and U.S. federal securities law and a review of recent public company sale of control transactions processes, agreements, terms and conditions which Mr. Bessette, in his judgment and experience, deemed reasonably comparable to the merger and relevant to the conduct of his investigation.

As a result of this investigation, Mr. Bessette concluded that the continuation of the Consolidated Action is not in the best interests of Silverleaf and that, for reasons detailed in the full report, the Silverleaf directors named in the Consolidated Action complied with their fiduciary obligations to Silverleaf under Texas law in connection with the sale of Silverleaf to Cerberus.

On May 9, 2011, Silverleaf and the other parties to the Consolidated Action (through their respective counsel) reached a settlement in principle, which provides for the dismissal with prejudice of the Consolidated Action and a release of the defendants from all present and future claims asserted in the Consolidated Action in exchange for, among other things, providing the Company’s shareholders with the supplemental disclosure contained in the May 9, 2011 Supplement #1 to the Company’s Definitive Proxy Statement, filed April 18, 2011. In addition, as part of the settlement in principle, Silverleaf has agreed to pay an amount not to exceed $200,000 to plaintiffs’ counsel for their fees and expenses, subject to court approval. Silverleaf has had preliminary conversations with representatives of its insurers and expects such insurers to contribute $75,000 toward such fees and expenses. The proposed settlement is subject to further definitive documentation and to a number of conditions, including, without limitation, the consolidation of the Dias Action into the Consolidated Action, the completion of certain reasonable discovery by the plaintiffs, the drafting and execution of a formal Stipulation of Settlement, and court approval of the proposed settlement. There is no assurance that these conditions will be satisfied.

The settlement will not affect the merger consideration to be paid to shareholders of Silverleaf in connection with the proposed merger, and it did not affect the timing of the special meeting of shareholders held on May 11, 2011.

Item 1A. Risk Factors

No changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, our Board of Directors approved the extension of our stock repurchase program which authorized the repurchase of up to two million shares of our common stock. This stock repurchase program, which was originally scheduled to expire in July 2010, will now expire in July 2011. We suspended the stock repurchase program on September 15, 2010 in conjunction with the hiring of Gleacher as our Board’s financial advisor. The stock repurchase program will remain suspended until the merger is either consummated or terminated under the terms of the Merger Agreement. As of March 31, 2011, approximately 1.6 million shares remain available for repurchase under this program.

Item 6. Exhibits

(a)	Exhibits filed herewith:

10.1	Indenture dated as of May 1, 2011 between the Registrant, Silverleaf Finance X, LLC, and Wells Fargo Bank, National Association

10.2	Standard Definitions to Indenture

10.3	Transfer Agreement dated as of May 1, 2011 between the Registrant and Silverleaf Finance X, LLC

10.4	Guaranty Agreement dated as of May 1, 2011 between the Registrant, Silverleaf Finance X, LLC, and Wells Fargo Bank, National Association

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2011	By:	/s/ ROBERT E. MEAD
Robert E. Mead
Chairman of the Board, Chief Executive Officer, and President

Dated: May 12, 2011	By:	/s/ HARRY J. WHITE, JR.
Harry J. White, Jr.
Chief Financial Officer